Form 10-K
period 1993-12-31
TRAVELERS INC
filed 1994-03-31
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ------------------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______
                              --------------------
                         Commission file number 1-9924
                              --------------------
                               THE TRAVELERS INC.
             (Exact name of registrant as specified in its charter)
                Delaware                               52-1568099
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                 65 East 55th Street, New York, New York 10022
              (Address of principal executive offices)  (Zip Code)
                                 (212) 891-8900
              (Registrant's telephone number, including area code)
                                _______________

 Securities registered pursuant to
 Section 12(b) of the Act:
                                             Name of each exchange on which
                                             ------------------------------
           Title of each class               registered
           -------------------               ----------
    Common Stock, par value $ .01 per           New York Stock Exchange and
    share                                       Pacific Stock Exchange

  Depositary Shares, each representing          New York Stock Exchange
  1/10th of a share of 8.125%
  Cumulative Preferred  Stock, Series A

   5.50% Convertible Preferred Stock,           New York Stock Exchange
   Series B

 Depositary Shares, each representing  1/2      New York Stock Exchange
 of a share of 9.25% Preferred Stock,
 Series D

       7 3/4% Notes Due June 15, 1999           New York Stock Exchange

     7 5/8% Notes Due January 15, 1997          New York Stock Exchange

 1998 Warrants to Purchase Common Stock         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No _______
                                               ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, 1994 was approximately $10.78 billion.

As of March 8, 1994, 323,716,455 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated by reference into Part II of this Form 10-K.

Certain portions of the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on April 27, 1994 are incorporated by reference into Part III of this Form 10-K.

                               THE TRAVELERS INC.

                           Annual Report on Form 10-K

                    For Fiscal Year Ended December 31, 1993

                         ______________________________

                               TABLE OF CONTENTS

Form 10-K
Item Number
- -----------

     Part I
     ------

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .
4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . .


     Part II
     -------

5.   Market for Registrant's Common Equity and
       Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .
6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . .
7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . . . . . .
8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . .
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . .


     Part III
     --------

10.  Directors and Executive Officers of the Registrant . . . . . . . . . . .
11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .
12.  Security Ownership of Certain Beneficial Owners
       and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .
13.  Certain Relationships and Related Transactions . . . . . . . . . . . . .


     Part IV
     -------

14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Index to Financial Statements and Schedules  . . . . . . . . . . . . . .

                                     PART I
                                     ------

Item 1.    BUSINESS.

                                  THE COMPANY


       The Travelers Inc. (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services. In December 1992, the Company, then known as Primerica Corporation, acquired approximately 27% of the common stock of The Travelers Corporation, a Connecticut corporation ("old Travelers"), in a series of related transactions. See Note 1 of Notes to Consolidated Financial Statements. This acquisition was accounted for as a purchase with an effective accounting date of December 31, 1992. During 1993, this investment was accounted for on the equity method.

       On December 31, 1993, the Company acquired the approximately 73% of old Travelers common stock it did not already own through the merger of old Travelers into the Company (the "Merger"). In the Merger, each share of old Travelers common stock (other than shares held by the Company, old Travelers or shareholders who properly exercised dissenters' rights) was exchanged for
0.80423 of a share of the Company's common stock. The Company, as the surviving corporation of the Merger, changed its name from Primerica Corporation to The Travelers Inc. The Company also issued shares of its preferred stock in exchange for outstanding shares of old Travelers preference stock. The total purchase price in the Merger was approximately $3.4 billion. The 1992 acquisition and the Merger are being accounted for as a step acquisition. The assets and liabilities of old Travelers are reflected in the Consolidated Statement of Financial Position at December 31, 1993 on a fully consolidated basis at management's best estimate of their fair values based on currently available information. See Note 1 of Notes to Consolidated Financial Statements. The Company's results of operations for periods prior to the Merger do not include those of old Travelers, other than for the equity in earnings relating to the 27% previously owned. Accordingly, the Company's Consolidated Financial Statements reflect the three business segments in which the Company was engaged during 1993. For financial information of old Travelers, provided on an historical accounting basis, see Exhibit 99.01 to this Form 10-K.

       In July 1993, the Company and certain of its subsidiaries acquired substantially all of the assets and assumed certain of the liabilities of the domestic retail brokerage business and the asset management business of Shearson Lehman Brothers Holdings Inc. As a result of this acquisition, the Company's subsidiary Smith Barney Shearson Inc. became one of the largest retail brokerage firms in the United States. See "Investment Services -- Smith Barney Shearson."

       The periodic reports of Commercial Credit Company ("CCC"), Smith Barney Shearson Holdings Inc. ("SBS Holdings"), and The Travelers Insurance Company ("TIC"), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

       The principal executive offices of the Company are located at 65 East 55th Street, New York, New York 10022; telephone number 212-891-8900.

       This discussion of the Company's business is organized as follows: (i) a description of each of the Company's four business segments, including descriptions of the old Travelers businesses; (ii) combined product line information for the property-casualty businesses, consolidating the operations of the old Travelers property-casualty commercial and personal lines and Gulf

Insurance Group; (iii) a description of the Corporate and Other Operations segment; and (iv) certain other information. A glossary of insurance terms is included at page 59.


                              INVESTMENT SERVICES


       This segment includes the operations of SBS Holdings and its subsidiaries, the mutual fund and other asset management activities of American Capital Management & Research, Inc. and its subsidiaries ("American Capital") and the Company's interest in RCM Capital Management, A California Limited Partnership ("RCM"). It also includes the mortgage banking operations of Margaretten & Company, Inc. ("Margaretten") through February 5, 1992, the date the Company sold its interest in Margaretten in an underwritten public offering.


SMITH BARNEY SHEARSON
- ---------------------

       SBS Holdings provides investment banking, asset management, brokerage and other financial services through its subsidiaries. Its principal operating subsidiary is Smith Barney Shearson Inc. ("SBSI"), an investment banking, securities trading and brokerage firm that traces its origins back to 1873. As noted above, in July 1993, SBS Holdings acquired substantially all of the assets and certain of the liabilities of the domestic retail brokerage business and the asset management business (the "Shearson Acquisition") of Shearson Lehman Brothers Holdings Inc. and its subsidiaries ("SLB"). See "Shearson Acquisition" below. As used herein, unless the context otherwise requires, "SBS" refers to SBS Holdings and its consolidated subsidiaries.

Investment Banking and Securities Brokerage

       SBS is an investment banking and securities trading and brokerage firm serving United States and foreign corporations, governments and institutional and individual investors. Its business includes securities, options and commodities brokerage for domestic and international institutional and individual clients; underwriting and distribution of securities; arranging for the private placement of securities; assisting in mergers and acquisitions and providing financial advisory services; market making and trading in corporate, United States government and agency, mortgage-related and municipal securities; customer financing activities; securities lending activities; and other activities, including investment management and advisory activities and securities research.

       SBS's investment banking services include the underwriting of debt and equity issues for United States and foreign corporations and for state, local and other governmental authorities. Frequently, SBS acts as managing underwriter in corporate and public securities offerings. SBS also acts as a private placement agent for various clients. In this role SBS helps to place securities for clients with large institutions and other eligible investors. SBS also provides financial advice to investment banking clients on a wide variety of transactions including securities offerings, mergers and acquisitions and corporate restructurings.

       SBS effects securities brokerage transactions on all major United
States exchanges and distributes a wide variety of financial products. It makes inter-dealer markets and trades as principal in corporate debt and equity securities primarily of United States corporate issuers, United States government and agency securities, mortgage-related securities, whole loans and municipal and other tax-exempt securities. The firm carries inventories of securities to facilitate sales to customers and other dealers and with a view to realizing trading gains. SBSI is one of the leading dealers in municipal securities and is a "Primary Dealer" in United States government securities, as designated by the Federal Reserve Bank of New York. Its daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements pursuant to which SBS sells the securities and simultaneously agrees to repurchase them at a future date. SBS also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. In addition, SBS engages for its own account in certain arbitrage activities, which primarily seek to benefit from temporary price discrepancies that occur when a convertible security is trading at a price that is not fully reflective of the price of the security into which it is convertible. SBS also engages in the borrowing and lending of securities.

       SBS effects transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the NASDAQ system or otherwise in the over-the-counter market. SBS also maintains trading positions in equity options, convertible securities, debt options and foreign exchange transactions. It executes significant client transactions in both listed and unlisted options and in foreign exchange, and often acts as principal to facilitate these transactions. SBS also sells various types of structured securities on both a principal and an agency basis. The firm's securities trading and investment activities involve significant risk in that the values of positions carried in its trading and investment accounts are subject to market fluctuations. SBS engages in a variety of financial techniques designed to manage this risk.

Customer Financing

       Customers' securities transactions are effected on either a cash or margin basis. Federal regulations prescribe the minimum original margin that must be deposited by securities purchasers, and exchange regulations prescribe the minimum margins that must be maintained by customers. SBS imposes margin maintenance requirements that are equal to or exceed those required by exchange regulations. Such requirements are intended to reduce the risk assumed by SBS that a market decline will reduce the value of a customer's collateral below the amount of the customer's indebtedness before the collateral can be sold. Substantially all transactions in commodities futures contracts are on margin subject to individual exchange regulations. Margin, in the case of commodities futures contracts, is primarily made in the form of cash or United States Treasury securities which represent good faith deposits. Commodities transactions involve substantial risk, principally because of low margin requirements permitted by the exchanges.

       Income earned on financing customers' securities transactions provides SBS with an additional source of income. Credit losses may arise as a result of this financing activity; however, such losses have not been material.

Asset Management

       SBS provides asset management services to corporations, not-for-profit institutions, pension and profit-sharing plans, municipalities and individual investors in equity, fixed income and other securities. The SBS Consulting Group is a money management consulting service that offers "wrap fee" and other programs for individual as well as institutional investors. "Wrap fee" accounts consist of customer accounts paying a single asset-based fee for multiple services that may include brokerage, custody and advisory services. The SBS TRAK(R) program provides investors with personalized investment management through a broad array of investment portfolios. SBSI receives a fee, but does not have investment discretion, with respect to assets invested through TRAK(R).

       SBS provides asset management services to, and sponsors, 128 separate portfolios within 55 investment companies that invest in United States and foreign corporate debt and equity securities, and municipal and United States government and agency securities, including 14 taxable or tax-exempt money market portfolios. The portfolios managed by SBS have various investment objectives, including growth, growth and income, taxable income and tax-exempt income.

       At December 31, 1993, SBS had total assets under management of approximately $74.8 billion, consisting of approximately $29.9 billion of money market funds, $25.2 billion of other mutual funds and $19.7 billion of assets of other institutional and individual clients. These amounts exclude assets held in trust by the trust companies described under the heading "Miscellaneous Activities" below, except for the portion of such assets that are held in accounts actively managed by SBS. SBS also sells mutual funds sponsored by other organizations, including funds managed by other subsidiaries of the Company. In addition, SBS's Unit Trust business (i.e., unit investment trusts that do not involve continuing investment management) consists of the TEST and CST series of securities trusts and other proprietary unit trusts. The TEST and CST securities trusts, for which SBS is the managing sponsor of the syndicate, consist of municipal and corporate securities. A total of $3.1 billion par value of all series of TEST and CST trusts was outstanding as of December 31, 1993. The other proprietary unit trusts, consisting of equity and taxable bond trusts for which SBS is the sole sponsor, have a market value of approximately $2.1 billion as of December 31, 1993. SBS also participates in a syndicate that sponsors unit trusts including equity, taxable and tax-exempt fixed income trusts.

Shearson Acquisition

       On July 31, 1993, SBS acquired substantially all of the assets and assumed certain of the liabilities of the domestic retail brokerage and asset management businesses of SLB for approximately $2.1 billion, representing approximately $1.6 billion for the net assets acquired, plus approximately $500 million of cash required to be segregated for the benefit of customers under commodities regulations. Following the transaction, SLB was renamed Lehman Brothers Holdings Inc. ("LBI"). The purchase price for the net assets acquired consisted of approximately $900 million in cash, $125 million in the form of 5.50% Convertible Preferred Stock, Series B, of the Company, $25 million in the form of a warrant to purchase approximately 3.75 million shares of the Company's common stock at an initial price of $39 per share, and the balance in notes. The Series B Preferred Stock is convertible into approximately 3.4 million shares of the Company's common stock at a price of $36.75 per share. (The foregoing share numbers and per share price information have been adjusted to give effect to the 4-for-3 stock split declared by the Company's Board of Directors in July 1993.) On March 9, 1993, American Express Company, the parent company of LBI, completed a public offering of the Series B Preferred Stock and the warrants. SBS has agreed to pay additional amounts based upon the performance of SBSI, consisting of up to $50 million per year for three years based on SBSI's revenues and 10% of SBSI's after-tax profits in excess of $250 million per year over a five-year period. See Note 1 of Notes to Consolidated Financial Statements.

       For an interim period of up to two years from the closing, SBSI has agreed to provide securities clearing, data processing and other operational services to LBI.

Miscellaneous Activities

       SBS has entered into several joint ventures and affiliate relationships (in some cases subject to approval by appropriate regulatory bodies) with foreign financial services firms. These arrangements provide for SBS and the other firms to supply sales and research services in the United States and foreign markets. SBS is also a participant in a joint U.S.-Russian group that formed the Russian-American Bank, which will assist Russian enterprises in restructuring efforts.

       Smith Barney Shearson Trust Company, a New York trust company chartered in 1991, and Smith Barney Shearson Trust Company of Florida, a Florida trust company chartered in 1993, both subsidiaries of the Company, provide a full range of fiduciary services with a particular emphasis on personal trusts, corporate trust services and employee benefit trust services. SBS Trust Company, chartered in Delaware in 1992 and also a subsidiary of the Company, offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each trust company is subject to the supervision of the state banking authority where it was chartered. Although these trust companies are not subsidiaries of SBS Holdings, they use the distribution network of SBSI to market their services. SBS provides certain advisory and support services to the trust companies and receives fees for such services.


AMERICAN CAPITAL AND RCM
- ------------------------

Mutual Funds and Asset Management

       American Capital constitutes one of the larger mutual fund management and distribution organizations in the United States. At December 31, 1993, the group included (i) an investment adviser to 39 investment company fund portfolios with aggregate fund assets under management of approximately $16.7 billion; (ii) a wholesale distribution firm, which is a registered broker-dealer with selling group agreements with approximately 2,500 other registered broker-dealers; (iii) a retail distribution firm, Advantage Capital Corporation, which is a registered broker-dealer marketing the open-end funds and other securities products directly to the public through a licensed sales force of approximately 600 persons located throughout the United States; and
(iv) a transfer and shareholder servicing agent, which provides services to 28 of the mutual funds mentioned above. In 1993, American Capital Management & Research, Inc. ("ACMR") also began providing investment advisory services to fund portfolios of which it is not the distributor.

       A number of joint ventures between subsidiaries of ACMR and companies that are part of the Primerica Financial Services group of companies (collectively, "PFS") provide investment advisory, underwriting, transfer agency and custodial services to the Common Sense(R) Trust mutual funds included in the statistics above. In addition, PFS Investments Inc. ("PFS Investments") is the exclusive retail distributor of the Common Sense(R) Trust funds. For the years ended December 31, 1993, 1992 and 1991, PFS Investments' total mutual fund sales were $1,266.4 million, $1,071.2 million and $788.0 million, respectively, with sales of shares of the Common Sense(R) Trust funds accounting for approximately 61%, 75% and 75% respectively, of total sales. This decline in 1993 reflected increased product offerings outside the Common Sense(R) Trust funds. At December 31, 1993, approximately 21,000 members of the PFS sales force were also independent registered securities representatives of PFS Investments. The increase in sales in recent years is primarily attributable to the economic environment and expanded marketing efforts for mutual funds.
See "Life Insurance Services -- Primerica Financial Services."

       ACMR managed $16.7 billion in fund portfolio assets as of December 31, 1993, as compared with $14.5 billion as of December 31, 1992 and $13.7 billion as of December 31, 1991.

       A subsidiary of the Company is the sole limited partner in RCM, a limited partnership headquartered in San Francisco, California, which provides investment management services, principally for pension funds, other institutional clients and high net worth individuals. Assets under management by RCM were $24.5 billion at December 31, 1993, as compared to $23.8 billion at December 31, 1992 and $23.0 billion at December 31, 1991.

       The investment company and asset management operations of SBS are described above under "Smith Barney Shearson -- Investment Banking and Securities Brokerage" and "-- Asset Management."


GENERAL
- -------

Competition

       The businesses included in the Investment Services segment are highly competitive. The principal factors affecting competition in the investment banking and securities brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than SBS. In addition, certain large commercial banks have been granted permission by the Federal Reserve Board, subject to certain limitations, to engage, through affiliates, in the underwriting of and dealing in corporate debt securities, mortgage-backed securities, municipal revenue securities, commercial paper and securities backed by consumer loans. The Federal Reserve Board has also permitted certain bank holding companies to underwrite and deal in equities through their securities subsidiaries, subject to certain operational limitations. With this action, the Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates.

       Competitors of the Company's mutual funds and asset management groups, including those of SBS, include a large number of mutual fund management and sales companies and asset management firms. Competition in mutual fund sales and investment management is based on investment performance, service to clients, and product design. PFS Investments faces competition not only from large financial services firms offering products and services that cross traditional business boundaries, but also from insurance companies offering life insurance products with investment features.



Regulation

       Certain of the Company's subsidiaries are registered as broker-dealers and as investment advisers with the Securities and Exchange Commission (the "Commission") and as futures commission merchants and as a commodity pool operator with the Commodity Futures Trading Commission ("CFTC"). SBSI and its subsidiary, The Robinson-Humphrey Company ("R-H"), are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC. SBSI and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. SBSI is also a reporting dealer to the Federal Reserve Bank of New York, a member of the principal United States futures exchanges and a registered broker-dealer in Guam. Both SBSI and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the Commission, the CFTC, the NFA, various self-regulatory organizations of which SBSI and R-H are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in SBSI's case, Guam. In 1992, the Commission promulgated regulations under the Market Reform Act of 1990 that, among other things, require certain registered broker-dealers (including SBSI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

       In addition, the Investment Company Act of 1940 generally prohibits registered investment companies managed by affiliates of the Company (including
ACMR) from, among other things, entering into securities transactions on a principal basis with SBS, and restricts their ability to purchase securities in underwritings in which SBS participates as an underwriting syndicate member. Transactions between SBS and RCM are also subject to certain limitations.

       SBS's operations abroad, described in this paragraph, are conducted through various subsidiaries, and through a representative office in Paris.
Its activities in the United Kingdom are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements). SBS has received permanent authorization to engage in certain types of investment business in the United Kingdom. It is also a member of the International Petroleum Exchange and the London International Financial Futures and Options Exchange, and as such is subject to the rules and regulations of those Exchanges. SBS is a licensed securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to foreign securities firms. SBS is also a member of the Tokyo Stock Exchange and, therefore, its activities in Japan are subject to the rules and regulations of that Exchange. SBS conducts a securities and commodities brokerage and corporate finance business and securities research business in Singapore for individual and institutional clients which is regulated by the Monetary Authority of Singapore. Additionally, the firm is registered as a "dealer" and "adviser" with the Hong Kong Securities and Futures Commission, as an "international dealer" with the Ontario Securities Commission and as a "B license holder" with the Zurich Stock Exchange.

       In connection with the mutual funds business, the Company and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the Commission and the NASD. The Company is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940. Under those Acts, the advisory contracts between the Company's investment adviser subsidiaries and the mutual funds they serve, as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. Continuation of advisory and distribution relationships under these circumstances could be achieved only by obtaining consent to the assignment from the shareholders of the mutual funds involved.

       SBSI and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, SBS has purchased additional coverage from a subsidiary of the Company, Gulf Insurance Company, for eligible customers.

       As registered broker-dealers, SBSI and R-H are subject to the Commission's net capital rule (Rule 15c3-1, the "Net Capital
Rule") promulgated under the Exchange Act. SBSI and R-H compute net capital under the alternative method of the Net Capital Rule which requires the maintenance of minimum net capital, as defined.
A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

       The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission when net capital after the withdrawal would be less than 25% of its securities position "haircuts," or deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

       PFS Investments is registered as a broker-dealer with the SEC, in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, and is a member of the NASD. Advantage Capital Corporation is also registered as a broker-dealer with the SEC, in all 50 states, the District of Columbia and Puerto Rico and is a member of the NASD. These companies are subject to extensive regulation by those agencies and the securities administrators of those jurisdictions, primarily for the benefit of their customers, including minimum capital and licensing requirements.


                           CONSUMER FINANCE SERVICES


       The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services.

Consumer Finance

       As of December 31, 1993, CCC maintained 768 loan offices in 42 states, and it plans to open approximately 60 additional offices in 1994. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide.

       Loans to consumers by the Consumer Finance Services unit include secured and unsecured personal loans, real estate-secured loans and consumer goods financing. Credit card loans are discussed below. CCC's loan offices are located throughout the United States. They are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for CCC's consumer loans consists of households with an annual income of $15,000 to $54,000. The number of loan customers (excluding credit card customers) was approximately 1,142,000 at December 31, 1993, as compared to approximately 1,058,000 at December 31, 1992, and approximately 1,078,000 at December 31, 1991. A CCC loan program solicits applications for second mortgage loans through the PFS sales force. See "Life Insurance Services -- Primerica Financial Services."

       The average amount of cash advanced per personal loan made was approxi-mately $3,800 in each of 1993, 1992 and 1991. The average amount of cash advanced per real estate-secured loan made was approximately $28,800 in 1993 and approximately $26,000 in each of 1992 and 1991. The average annual yield for loans in 1993 was 15.83%, as compared to 16.31% in 1992 and 16.69% in 1991. The average annual yield for personal loans in 1993 was 20.11%, as compared to 19.99% in 1992 and 19.97% in 1991, and for real estate-secured loans it was 13.14% in 1993, as compared to 14.05% in 1992 and 14.48% in 1991. The 1993 average yield for real estate-secured loans was affected by the successful introduction of a variable rate product. The Company's average net interest margin for loans was 8.44% in 1993, 8.66% in 1992 and 8.63% in 1991.

       Prior to 1992, both delinquencies and charge-offs had increased, reflecting the recessionary economic environment. CCC took steps to combat this trend, by tightening the credit criteria used for making new loans and placing a greater emphasis on collection policies and practices. As a result of these measures and recent economic trends, delinquency rates generally have continued to improve throughout 1993. See "Delinquent Receivables and Loss Experience," below. In addition, aggregate quarterly loss charge-off rates have generally declined since the first quarter of 1992, and charge-offs generally decreased in 1993.

       Analysis of Consumer Finance Receivables

       For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 9 of Notes to Consolidated Financial Statements.

       Delinquent Receivables and Loss Experience

       The management of the consumer finance business attempts to prevent customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and attempts to control losses through appropriate collection activity. An account is considered delinquent for financial reporting purposes when a payment is more than 60 days past due, based on the original or extended terms of the contract. Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The delinquency and loss experience on real estate-secured loans is generally more favorable than on personal loans.

       The table below shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

      Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding (1)

                               Real
                               Estate-
                      Personal Secured  Credit  Sales   Total
As of December 31,    Loans    Loans    Cards   Finance Consumer
- ------------------    -----    -----    -----   ------- --------
   1993              2.62%     2.15%    1.03%   1.54%   2.21%(2)
   1992              3.02%     2.31%    1.87%   1.48%   2.55%
   1991              3.51%     2.19%    2.57%   2.00%   2.80%
__________________________
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.
(2) Includes the reacquisition in the fourth quarter of 1993 of the remainder of a portfolio of loans collateralized by manufactured housing units.


       The following table shows the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the ratios shown below give effect to all deferred origination costs.

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                              Real
                              Estate-
Year Ending          Personal Secured  Credit  Sales   Total
December 31,         Loans    Loans    Cards   Finance Consumer
- ------------         -------- -------  -----   ------- --------
   1993              4.08%    0.84%    2.56%   1.78%   2.36%(1)
   1992              5.09%    0.74%    4.01%   2.05%   2.84%
   1991              5.03%    0.69%    3.05%   2.52%   2.72%
______________________________
(1) Includes the reacquisition in the fourth quarter of 1993 of the remainder of a portfolio of loans collateralized by manufactured housing units.


       The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

         Ratio of Allowance For Losses to Consumer Finance Receivables

                               As of December 31,
                               ------------------

                                1993   2.64%
                                1992   2.91%
                                1991   2.86%

Credit-Related Insurance

       American Health and Life Insurance Company ("AHL"), a subsidiary of CCC, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. Credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL include accidental death and dismemberment, auto single interest, nonfiling, involuntary unemployment insurance and mortgage impairment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period. See "Life Insurance Services" for information concerning life and health insurance other than credit-related insurance.

       The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:


                  Consumer Finance Insurance Premiums Written
                                 (in millions)

                                         Year Ended December 31,
                                        ------------------------
                                           1993   1992    1991
                                           ----   ----    ----
Premiums written (1)
  Writings for consumer finance:
   Credit life  . . . . . . . . .       $  36.4 $  36.0 $  45.0
   Credit disability  . . . . . .          47.1 $  44.7 $  49.9
                                        ------- ------- -------
     Total  . . . . . . . . . . .       $  83.5 $  80.7 $  94.9
                                        ======= ======= =======

_________________________
(1)  Premiums are written by AHL and by other subsidiaries of the Company.


Credit Card Services

       Primerica Bank, a subsidiary of CCC, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). Primerica Bank USA, another state-chartered bank subsidiary of CCC, was formed in September 1989. Primerica Bank USA is not subject to certain regulatory restrictions relating to growth and cross-marketing activities to which Primerica Bank is subject. See "Regulation" below. These banks generally limit their activities to credit card operations.

       The following table sets forth aggregate information regarding credit cards issued by Primerica Bank and Primerica Bank USA:

                   Credit Cardholders and Total Outstandings
                           (outstandings in millions)

                                     As of and for the year ended December 31,
                                    -----------------------------------------
                                              1993     1992     1991
                                              ----     ----     ----
   Approximate total credit cardholders    534,000   423,000   370,000
   Approximate gold credit cardholders     478,000   371,000   305,000
   Total outstandings                       $697.1    $538.2    $472.9
   Average annual yield                      11.66%    12.12%    13.50%

       The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

       The Delaware credit card banks offer deposit-taking services (which as to Primerica Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1993, deposits at the Delaware offices were $51.2 million, as compared to $22.3 million at December 31, 1992 and $23.8 million at December 31, 1991. At December 31, 1993, substantially all of such deposits were federally insured. The increase in deposits supported a balance transfer promotion conducted by Primerica Bank during 1993.

Competition

       The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service and cultivation of repeat and referral business support and strengthen its competitive position in its Consumer Finance Services businesses.

Regulation

       Most consumer finance activities are subject to extensive federal and state regulation. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. CCC's banking operations, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. CCC's credit card banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to Primerica Bank, restricts cross-marketing of products by or of certain affiliates. CCC's banks are also subject to the Community Reinvestment Act, which requires a bank to provide equal credit opportunity to all persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations. See "Insurance Services - General -- Regulation" at the end of the description of the Property & Casualty Insurance segment for a discussion of the regulatory factors governing the insurance businesses of CCC.

       The Real Estate Settlement Procedures Act of 1974 ("RESPA") has been extended to cover real estate-secured loans that are subordinated to other mortgage loans. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.


                            LIFE INSURANCE SERVICES


       The businesses in the Company's Life Insurance Services segment write principally individual and group life insurance, annuities, accident and health insurance, and pension and managed health care programs. Most of these products are offered on a nationwide basis in the United States.

       This segment includes the operations of PFS, including Primerica Life Insurance Company ("Primerica Life"), and Transport Life Insurance Company and its affiliates ("Transport"). It also includes the businesses of The Travelers Insurance Company ("TIC"), which became a subsidiary of the Company on December 31, 1993, as a result of the Merger. In conjunction with the Merger, Primerica Life and Transport were contributed by the Company to TIC. With $503.8 billion of life insurance in force and $41.3 billion of assets at December 31, 1993, the Company believes that TIC and its subsidiaries constitute one of the largest stock life insurance groups in the United States as measured by insurance in force and assets at December 31, 1993.

       Because the Company's interest in old Travelers was accounted for during 1993 on the equity method, the Company's results of operations for 1993 do not include the full results of TIC's business. See Notes 1 and 4 of Notes to Consolidated Financial Statements. Accordingly, premium and other operational information is provided for TIC's businesses for informational purposes only.


PRIMERICA FINANCIAL SERVICES
- ----------------------------

       During 1993, the Company wrote individual and group life insurance, accident and health insurance and credit insurance through a number of subsidiaries, including Primerica Life. The Company's insurance activities relating to its consumer finance business are discussed above under "Consumer Finance Services."

Primerica Financial Services

    Principal Markets and Methods of Distribution

       The business operations of the PFS group of companies involve the sale of insurance, mutual funds and other financial products, and consist of an affiliated group of companies engaged, in (i) the underwriting and administration of individual term life insurance throughout the United States and in Canada and (ii) securities brokerage, consisting primarily of mutual fund sales. The PFS sales force, composed of approximately 100,000 independent agents, primarily markets certain products of subsidiaries of the Company, including certain loans offered by the Company's consumer finance subsidiaries, and other products approved by the Company. Because the great majority of the licensed sales force works on a part-time basis, a substantial portion of the sales force is inactive from time to time.

       Primerica Life offers individual term life insurance. Through a subsidiary, it provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiary together are licensed to sell and market term life insurance in all 50 states and the District of Columbia. Products offered by PFS Investments include a proprietary group of mutual funds managed and administered through a group of partnerships owned equally by PFS and by the Company's subsidiary ACMR. For additional information concerning PFS Investments and ACMR, see "Investment Services -- American Capital and RCM."

       Premium revenues, net of reinsurance, for PFS for the years ended December 31, 1993, 1992 and 1991 were $889.9 million, $862.7 million and $878.1 million, respectively. See "Insurance Services - General -- Reinsurance," at the end of the description of the Property & Casualty Insurance Services segment, for a discussion of reinsurance.

    Life Insurance in Force

       The table on the next page provides a reconciliation of beginning and ending term life insurance in force for Primerica Life, and related statistical data on a statutory basis for 1991-1993.

                   (in millions of dollars, except as noted)

                                   Year Ended December 31,
                                  ------------------------
                                  1993       1992     1991
                                  ----       ----     ----

In force beginning of year     $302,314   $309,337  $324,465

Additions                        48,307     46,244    51,135

Terminations(1)
                                (41,362)   (53,267)  (66,263)
                               --------   --------  --------

In force end of year           $309,259   $302,314  $309,337
                                =======   ========   =======

The amounts in force at end of
 year are before reinsurance ceded
   in the following amounts     $75,907   $ 84,237  $97,821
                                =======    =======  =======

At end of year:
 Number of policies in force  2,003,491 1,993,686 2,067,441
 Average size of policy
   in force (in dollars)       $154,360  $151,636  $149,623
______________________________
(1)  Includes terminations due to death, surrenders and lapses.

       AIDS-related claims, net of reinsurance, as a percentage of total net life claims paid by Primerica Life in 1993, were 6.7%. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.


TRAVELERS INSURANCE COMPANY
- ---------------------------

Other Life and Annuities

       This section includes the businesses identified by old Travelers as Financial Services and Asset Management & Pension Services ("AMPS"), as well as Transport.

    Principal Products

       TIC offers individual life insurance, accident and health insurance, annuities and investment products and services to individuals and small businesses. It also provides guaranteed investment products, annuities and recordkeeping services to employer-sponsored retirement and savings plans, and provides short-term domestic equity and balanced investment management services on a pooled basis to present clients through its separate accounts. TIC views market specialization as a critical component of profitability and has updated its individual product portfolio with a range of competitively priced life, disability income, long-term care and fixed and variable annuity products for target customers.

       Individual fixed income annuities are used for retirement funding purposes and for structuring settlements for certain indemnity claims not paid as a single lump sum. TIC also offers deferred annuity products under which deposits are directed by the contract owner among separate accounts with investments in common stocks, money market obligations, debt obligations or managed portfolios, or into a variable interest rate deposit fund held in the general account. In recent years, TIC has increased the amount of individual variable annuities that it sells. Various other investment products and services, such as mutual funds, limited partnerships, managed accounts and trust facilities, are also available.

       The table below sets forth written premiums, net of reinsurance, and deposits for the Financial Services and AMPS businesses of old Travelers.

                             Premiums and Deposits
                                 (in millions)

                                        Year Ended December 31,
                                       ------------------------
                                        1993   1992      1991
                                        ----   ----      ----

Premiums
 Individual life                     $   112  $  99       $91
 Individual accident and health          104    110       115
 Annuities
   Individual single premium             19      22        43
   Group single premium                  27      28        41
   Group fixed                           110     86       142
                                      ------  -----       ---
    Total premiums                       372     345      432
                                      ------  ------      ---
Deposits
 Universal life insurance                163     164      157
 Annuities
   Individual fixed accumulation         577     647      689
   Individual variable accumulation      392     232      160
   Individual immediate(1)               34      50       60
 Guaranteed investment contracts(2) 918 502 955 Group separate accounts and managed funds(3)
                                         772     730      613
 Other fixed funds                       265     223      410
                                      ------   -----      ---
   Total deposits                      3,121    2,548   3,044
                                    --------   ------   -----
   Total premiums and deposits        $3,493   $2,893  $3,476
                                       =====    =====  ======

______________________________
(1) Represents primarily structured settlement annuities, in which payments are currently being made to annuitants.
(2) The 1992 amount reflects the adverse impact of downgrades in TIC's financial strength ratings and general industry conditions. The 1993 increase reflects success in attracting guaranteed business in alternative markets, and such business is not expected to recur.
(3) The 1992 amount reflects the shift in emphasis to separate account production. The 1993 increase reflects an increase in deposits to guaranteed separate accounts offset by a decrease in deposits to indexed separate accounts.

       For information about reinsurance, see "Insurance Services - General -- Reinsurance" at the end of the description of the Property & Casualty Insurance Services segment.

    Principal Markets and Methods of Distribution

       TIC is licensed to sell and market its individual products in all 50 states and the District of Columbia.

       Individual products are marketed through a variety of distribution systems, primarily by a core group of approximately 450 independent professional life agents and by H. C. Copeland and Associates, Inc., a subsidiary of TIC's parent company and a major distributor of annuity products. Approximately 60% of the total individual fixed and variable annuities sold by TIC in each of the last three years (as measured by deposits) were sold through this subsidiary. Another subsidiary acts as a broker-dealer for TIC and affiliates. The various distribution systems for individual products operate through TIC's field offices, through general agencies representing TIC or directly to TIC. The price of individual products is affected by long-term assumptions as to interest, expenses and rates of mortality, morbidity and persistency, as well as competitive and regulatory considerations.

       Guaranteed investment products, annuities and recordkeeping services are marketed principally by TIC's salaried staff directly to plan sponsors. Business is also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business due to risk-adjusted capital standards. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk. The current pension market reflects product pricing that is sensitive to the quality and relative investment risk of the assets supporting those products.

    Life Insurance in Force

       The table on the next page provides a reconciliation of beginning and ending Financial Services life insurance in force and related statistical data on a statutory basis for 1991-1993.

                   (in millions of dollars, except as noted)

                                  Year Ended December 31,
                                 ------------------------
                                  1993     1992        1991
                                  ----     ----        ----
In force beginning of year      $38,834   $31,990   $27,651

Additions                         9,944    10,503     7,729

Terminations(1)                  (4,469)   (3,659)   (3,390)
                               -------   -------    -------

In force end of year            $44,309   $38,834   $31,990
                                 ======    ======    ======

The amounts in force at end of
 year are before reinsurance ceded
   in the following amounts      $5,042   $ 3,933  $ 2,902
                                 ======    ======    ======

At end of year:
 Number of policies in force    592,710   596,411  596,793
 Average size of policy
   in force (in dollars)        $74,757   $65,113  $53,603

______________________________
(1) Includes terminations due to death, surrenders and lapses.


  Insurance Reserves and Contractholder Funds

    As life, accident and health insurance and annuity premiums are received, TIC establishes policy benefit reserves that reflect the present value of expected future obligations, net of the present value of expected future net premiums. These reserves generally reflect long-term fixed obligations to policyholders and are based on assumptions as to interest rates, future mortality, morbidity, persistency and expenses, with provision for adverse deviation. Policy benefit reserves, which give appropriate recognition to reinsurance, are established based on factors derived from past experience.

    Contractholder funds arise from the issuance of individual life contracts that include an investment component, deferred annuities and certain individual immediate annuity investment contracts. Contractholder funds are equal to deposits received and interest credited less withdrawals, mortality charges and administrative expenses. Contractholder funds also include receipts from the issuance of pension investment contracts.

    AIDS-related claims paid in 1993 were 1.2%, as a percentage of total life claims paid, and .7%, as a percentage of total health claims paid. Such claims have not materially affected TIC's financial results.

Transport

    Transport specializes in accident and health insurance including cancer, heart/stroke and long-term care coverage. It distributes such products nationwide through a sales force of approximately 13,000 independent agents. For the three years ended December 31, 1993, Transport's premium revenues, net of reinsurance ceded, were $245.0 million in 1993, $273.9 million in 1992 and $325.5 million in 1991.

Managed Care and Employee Benefits Operations

  Principal Products

    Managed Care and Employee Benefits Operations ("MCEBO") markets group life and accident and health insurance, managed health care programs, and administrative services associated with employee benefit plans. These products are sold through group contracts to employers, employer associations and trusts, and other organizations ranging in size from small local employers to very large multinational corporations.

    Life insurance products are primarily group renewable term life insurance. Group accident and health insurance benefits include reimbursement of hospital, medical and dental expenses, as well as indemnity payments for short- and long-term disability. Flexible benefit or cafeteria style programs, where employees can pick and choose benefits, are also available. More than 90% of MCEBO's group life and accident and health insurance premiums, deposits and benefits under administration, including fees, are individually experience rated, i.e., future (prospectively rated) and past (retrospectively rated) premiums are adjusted annually to reflect actual claims, administrative expenses and investable funds attributable to each policyholder.

    In response to employers' concerns with the rapidly increasing cost of providing health care benefits to their employees, MCEBO offers a continuum of managed health care products that are designed to control those costs as well as maintain the quality of care. The range of services provided by these products includes programs to maintain health and wellness, as well as to promote patient education and to manage health care through networks of providers of medical/surgical, mental health and pharmaceutical services.
MCEBO network products rely on contractual arrangements between TIC and providers of health care to deliver services to covered individuals at negotiated reimbursement levels as well as to participate in utilization and quality management programs. The most comprehensive network products provide HMO-like medical management with a reliance on primary care physicians to manage the delivery of health care to the individuals who have enrolled with them. TIC also offers other levels of managed care, including preferred provider organizations ("PPOs") where participants have the option to seek care from any provider in the network. TIC currently has a nationwide system of 59 medical/surgical networks in 37 states in 130 metropolitan areas.

    Covered lives using the managed care networks at December 31, 1993 were 1.8 million, which represent 31% of total lives covered by TIC's medical benefits. Included in this total are 678,000 lives covered by comprehensive managed care plans, consisting of point of service and health maintenance organization ("HMO") plans. Medical covered lives in the aggregate for indemnity products were 4.1 million at December 31, 1993.

    MCEBO is a contractor for the Health Care Financing Administration and the Railroad Retirement Board to administer the federally funded Medicare program. The underlying contracts are generally on a cost reimbursement basis with respect to costs incurred to administer the programs.

    The Company and Metropolitan Life Insurance Company are engaged in exploratory discussions concerning possible alliances among their health care operations. Because of the preliminary nature of these discussions, the Company believes that it is premature to speculate on the possible outcomes of these discussions.

    There is a continuing trend on the part of policyholders to self-insure part or all of their accident and health benefits and to utilize administrative or claim adjudication services for a fee. The table below includes the amount of deposits and benefits under administration associated with those benefit plans for which MCEBO provides the administration under a partially insured or self-insured arrangement. The deposits and benefits under administration for these plans are estimates of premiums that fee-based customers would have been charged to provide these benefits under a fully insured arrangement. Deposits and benefits under administration, other than HMO revenues and fee income, do not represent actual revenues.

    The following table sets forth written premiums, net of reinsurance, and deposits and benefits under administration, including fees, for the MCEBO businesses.

      Premiums, Deposits and Benefits Under Administration, Including Fees
                                 (in millions)

                                                 Year Ended December 31,
                                                -------------------------
                                                  1993      1992     1991
                                                  ----      ----     ----
Premiums
 Group life                                     $  426   $   483   $  537
 Group health                                    2,191     2,137    2,150
                                                 -----     -----    -----
   Total premiums                                2,617     2,620    2,687
Deposits and benefits under administration,
  including fees(1)                              7,791     7,747    7,473
                                                 -----     -----    -----
   Total premiums, deposits and benefits
     under administration, including fees      $   10,408  $10,367  $10,160
                                                =========   ======   ======

______________________________
(1) Reflects an ongoing shift from insurance to administratively managed types of products.

       For information about reinsurance, see "Insurance Services - General -- Reinsurance" at the end of the description of the Property & Casualty Insurance Services segment.

    Life Insurance in Force

       The following table provides a reconciliation of beginning and ending group life insurance in force and related statistical data on a statutory basis for 1991-1993.

                            (in millions of dollars)

                                           Year Ended December 31,
                                          ------------------------
                                           1993      1992     1991
                                           ----      ----     ----

In force beginning of year             $157,259  $186,138  $177,253
                                        -------   -------   -------

Additions(1)                             12,738     6,181    23,920

Terminations(2)                         (30,049)  (35,060)  (15,035)
                                        --------  -------- --------

In force end of year                  $139,948   $157,259  $186,138
                                       =======    =======   =======

The amounts in force at end of
 year are before reinsurance
 ceded in the following amounts       $  4,669(3)  $7,030(3)  $5,934
                                         =======    =======   ======

At end of year:
 Number of policies in force
                                        67,084(4)  48,174(4)  42,593
                                          ======     ======   ======


       The average size of group life policies in force is not presented due to the range of coverage and varying number of participants in each group.
______________________________
(1) Includes business written directly by MCEBO plus reinsurance assumed and is subject to year-to-year fluctuations. Also includes increases and decreases caused by changes in the composition of groups covered (i.e., number of employees and the coverage amounts).
(2) Includes terminations due to death, surrender and lapses. Also includes the surrender of a single large group life policy, the cancellation of Servicemen's Employees Group Life Insurance in 1993 and the cancellation of Federal Employees Group Life Insurance in 1992, both of which were large assumed reinsurance policies, and the cancellation of several relatively large life policies.
(3) In 1993, the decrease is due to a large decrease in the amount of insurance on two policies which were ceded and the cancellation of two policies. In 1992, the increase is attributable to a large increase in the amount of insurance on one policy which is ceded.
(4) In 1993 and 1992, the number of policies reflects a large increase in the number of small group policies.

    Principal Markets and Methods of Distribution

       TIC has been actively engaged in writing group insurance for over 80 years and is a licensed group insurer in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and the Bahamas.

       MCEBO's group products and administrative services are sold principally through independent insurance agents, brokers and consultants, although some direct marketing occurs in the managed care area. A salaried staff of approximately 530 field representatives, located in 66 offices throughout the United States, assist in the sale and servicing of these products.

       Premiums charged for group insurance products reflect, in addition to a profit margin, assumptions as to claims, investment return and expenses. Except for the smaller group cases, most group policies are individually experience rated. The pricing of MCEBO's fee-based business incorporates a review of actual expenses incurred by MCEBO in providing its services, a study of competitive market rates, and a provision for profit and margin for adverse expense fluctuation. MCEBO has continued its efforts to improve financial underwriting to ensure prudent selection of new risks, and is emphasizing careful management of risks already undertaken.

    Insurance Reserves

       Group life and group accident and health reserves reflect assumptions as to withdrawal, mortality, morbidity and interest rates based on TIC's experience and industry standards. Life and health claim reserves are monitored to ensure proper reserve levels. Appropriate recognition has been given to experience rating and reinsurance.

       In management's view, life and health reserves make adequate provision for AIDS claims experience. AIDS-related claims as a percentage of total life claims have approximated 4% for each of the three years ended December 31, 1993. AIDS claims as a percentage of total health claims paid have approximated .6% for each of the three years ended December 31, 1993. MCEBO's products generally are not underwritten individually, and therefore AIDS-related claims are expected to continue to reflect the AIDS experience in the employed population.

Competition and Regulation

       For a description of competition and regulation relating to the Company's life insurance businesses, see "Insurance Services - General" at the end of the description of the Property & Casualty Insurance Services segment.

                     PROPERTY & CASUALTY INSURANCE SERVICES


       This segment includes the operations of The Travelers Indemnity Company and its subsidiary and affiliated property-casualty insurance companies ("Travelers Indemnity") and Gulf Insurance Company and its subsidiaries ("Gulf").

       Because the Company's interest in old Travelers was accounted for during 1993 on the equity method, the Company's results of operations for 1993 do not include the full results of the businesses of Travelers Indemnity. See Notes 1 and 4 of Notes to Consolidated Financial Statements. Accordingly, premium and other operational information is provided for Travelers Indemnity for informational purposes only. For additional information with respect to the combined property and casualty insurance businesses of the Company, see "Combined Property-Casualty Product Line Information."


TRAVELERS INDEMNITY
- -------------------

Property-Casualty Commercial Lines

    Principal Products

       Property-Casualty Commercial Lines ("Commercial Lines") is organized to serve the needs of its customer base by market: National Accounts ("National") and Field Marketing ("Field"). Each marketing and underwriting area targets specific segments of the marketplace based upon size of business, nature of risk and specific customer needs. National serves large organizations, as well as employee groups, associations and franchises. Field serves small and medium-sized businesses and individuals with commercial exposures through a network of independent agents and brokers. Protection is afforded to businesses and other institutions for the risks of property loss such as fire and windstorm, financial loss such as business interruption, liability claims arising from operations and workers' compensation benefits through insurance products where risk is transferred from the customer to Commercial Lines. Such coverages include workers' compensation, liability, automobile, property and multiple-peril.

       In addition to more traditional insurance products, Commercial Lines provides policy, loss and benefit administration through service agreements. The primary product serviced under these agreements is workers' compensation. Commercial Lines emphasizes cost containment strategies and customer service in this market. It has introduced managed care coupled with services such as toll free telephone numbers for reporting of claims and early intervention in the care process. Losses under administration, presented in the tables on the next page, are losses that Commercial Lines services under this type of service agreement, or under a policy with a deductible. The amounts are based on expected losses associated with non-risk bearing components of each account, as determined in the pricing process. Losses under administration do not represent actual revenues.

       The following tables set forth written premiums, net of reinsurance, for Commercial Lines.

                                    Premiums
                                 (in millions)

                                       Year Ended December 31,
                                       -----------------------
                                        1993     1992     1991
                                        ----     ----     ----
National
  Premiums                             $ 946   $1,011   $1,215
  Losses under administration          1,784    1,366      826
                                     -------    -----      ---
   Total National                   $  2,730    $2,377  $2,041
                                     =======    =====    =====

Field
  Premiums                            $1,288   $1,284   $1,511
  Losses under administration            157       86       30
                                       -----    -----     ----
   Total Field                      $  1,445    $1,370  $1,541
                                     =======     =====   =====




                                         Year Ended December 31,
                                         -----------------------
                                        1993       1992     1991
                                        ----       ----     ----
Workers' compensation                  $ 933      $ 961   $1,180
Other liability                          416        424      544
Automobile                               381        375      378
Multiple-peril                           239        256      306
Property and other                       265        279      318
                                       -----     ------    -----
   Total premiums                   $  2,234 $  2,295(1)  $2,726
                                    ========    =======   ======

Losses under administration         $  1,941    $1,452  $856
                                    ========    ======  ====

_________________________
(1) Adverse market conditions, coupled with a shift in product mix from insurance to service business, caused the premium decline in 1992.


    Principal Markets and Methods of Distribution

       National markets financial programs that involve both insurance (i.e., risk transfer) and risk service (i.e., claim settlement, loss control and risk management). Customers range in size from businesses with sales of approximately $10 million per year to Fortune 1000 corporations. Each customer typically generates annual premiums of at least $1 million and generally selects products under which the ultimate cost of insurance is retrospectively rated. National customers continue to demand increased levels of risk service programs where the ultimate cost is based on their own loss experience. Based on premiums written and estimated loss dollars serviced, National constituted approximately 60% of Commercial Lines' business in 1993. These large accounts are usually national in scope and highly complex in their operations. The majority of this business is written under retrospective rating plans, large self-insured retentions or some other loss-responsive arrangement. Receivables from retrospectively rated policies totaled $1.3 billion at December 31, 1993. Collateral, primarily letters of credit, is routinely required for agreements that provide for deferred collection of ultimate premiums.

       Travelers Indemnity is also a member of, and therefore participates in, the underwriting operations of insurance and reinsurance pools and associations, several of which make independent underwriting decisions on behalf of their members. These pools insure specialized risks such as aircraft and airline liability, property exposures of large manufacturing plants, nuclear power plants and transporters of nuclear materials and other specialty risks. Travelers Indemnity monitors its involuntary market exposure state by state and will continue to modify state specific strategies as prevailing market conditions warrant.

       Field, which made up approximately 40% of Commercial Lines' business in 1993, sells a broad range of commercial property-casualty products to small and medium-sized customers. Small accounts tend to be more price-sensitive and make up approximately 25% of such business. The core products for the small customer are package contracts covering property and general liability exposures. The product choice for the medium-sized customer is a loss-sensitive contract covering workers' compensation. Other coverages are sold to complement the core products. Products are distributed primarily through independent agents (for small customers) and brokers (for medium-sized customers) working with Travelers Indemnity's marketing and underwriting specialists in a field office network of 42 locations. Field continues to selectively streamline its distribution force as management focuses on selected markets and producers.

       The following table shows the distribution of 1993 premiums for the states that accounted for the majority of the premium volume.

                                      % of
                    State             Total
                    -----             -----
                    New York         10.6%
                    California        8.4
                    Texas             7.6
                    Massachusetts     7.2
                    Florida           5.2
                    New Jersey        4.5
                    Illinois          4.0
                    Pennsylvania      4.0
                    All others(1)    48.5
                             ------------
                    Total           100.0%
                                    =====

______________________________
(1)    No one of these states accounted for as much as 3.0% of the total.

       Pricing levels for property and casualty insurance products are generally developed based upon estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. In addition, most retrospective rating plans contain sufficient flexibility that the subjective evaluation of a risk by the underwriter can be incorporated in the pricing. In guaranteed cost products, loss cost inflation has outpaced marketplace price changes. In addition, current economic conditions have constrained business growth, decreasing the size of customers' workforces and consequently reducing the insurable market.

       A variety of factors continue to affect the casualty market. Travelers Indemnity attempts to avoid exposure to high hazard liability risks through careful underwriting, extensive use of retrospective rating and reliance on financially secure reinsurers. In addition, the absence of needed rate relief, rapidly rising medical costs, and the need for legislative reform in workers' compensation continue to have an adverse effect on profitability, particularly in business written on a guaranteed cost basis. Travelers Indemnity's response to these negative issues is to underwrite more state-specific business, increase its use of deductibles and loss sensitive rating plans as well as aggressive use of self-insurance programs.

       In the property market, the extraordinarily high level of catastrophe losses in recent periods has led to the contraction of the reinsurance market and corresponding price increases for reinsurance protection. This contraction and the steep increase in the price of reinsurance coverage have contributed to overall higher prices for commercial property policies and may result in the reduced availability of commercial insurance in some markets.

       The underwriting cycle has improved slightly over the past year, but is still trailing loss trends. Certain coastal areas experienced price increases as a result of the 1992 catastrophic events. For Field, the duration of the current downturn in the underwriting cycle continues to pressure the pricing of guaranteed cost products. The small account market, which primarily buys guaranteed cost products, is extremely price competitive. In this market, loss cost inflation has outpaced price increases in recent years. The focus is to retain existing profitable business and obtain new accounts where Travelers Indemnity can maintain its selective underwriting policy. Travelers Indemnity continues to adhere to strict guidelines to maintain high quality underwriting, which could affect future premium levels. National business is less affected by the underwriting cycle; however, the pricing of large account business continues to be very competitive. Retention levels surpassed those from the prior year as a result of Travelers Indemnity's continued delivery of quality service, primarily claim management focused on loss cost reduction. National has realized growth in certain states as competitors withdraw and Travelers Indemnity's position in deductible and fee-for-service products increases.

       See "Insurance Services - General -- Reinsurance" below for information regarding reinsurance.


    Hazardous Substances

       The Special Liability Group ("SLG") was established in 1986 to deal exclusively with environmental exposures and other exposures of a cumulative nature. SLG is essentially a claim operation, segregated from other claim areas within the Company. Its objective is to fulfill all of the Company's contractual obligations to its policyholders in a manner that most effectively preserves corporate assets.

       Environmental Claims

       As a result of various state and federal regulatory efforts aimed at environmental remediation (particularly "Superfund"), the insurance industry has been, and continues to be, involved in extensive litigation involving policy coverage and liability issues. The Administration's current Superfund proposal would change the manner in which Superfund clean ups would be financed, by imposing a premium tax on insurance companies. The revenues from that tax would be used to fund the clean up of sites on the National Priorities List. Other proposals to change Superfund clean ups have also been introduced. One of such proposals includes a provision requiring a minimum level of
participation by claimants.   The Company is reviewing the proposals and has
not yet determined the ultimate effect that the Administration's Superfund proposal, or the other proposals, is likely to have on the Company's financial statements.

       In addition to the regulatory pressures, certain court decisions have expanded insurance coverage beyond the original intent of the insurer and insured, frequently involving policies that were issued prior to the mid-1970s. The results of court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

       Travelers Indemnity is part of the industry segment affected by these issues and continues to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. The review of environmental claims includes an assessment of the probable liability, available coverage, judicial interpretations and historic value of similar claims. In addition, the unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, such as: the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the willingness and ability of other potentially responsible parties to contribute to the cost of the required remediation at each site; the overall nature of the insurance relationship between Travelers Indemnity and insured; the identification of other insurers; the potential coverage available, if any; the number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors on a case-by-case basis results in ultimate reserve assessment.

       To date, Travelers Indemnity has been successful in its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. In addition, with respect to many of the environmental claims there is a "buy-back" of future environmental liability risks by Travelers Indemnity, together with appropriate indemnities and hold harmless provisions to protect Travelers Indemnity.

       Environmental loss and loss expense reserves of Travelers Indemnity at December 31, 1993 were $333 million, net of reinsurance of $11 million. Approximately 12% of the net environmental loss reserve (i.e., approximately $40 million) is case reserve for resolved claims. Travelers Indemnity does not post case reserves for environmental claims in which there is a coverage dispute. The remainder of the reserve is for claims in which coverage is in dispute and unreported environmental losses.

       To date, the reinsurance claims for environmental losses have been relatively minor due to the allocation of the favorable settlement amounts over the appropriate policy years.

       The industry does not have a standard method of calculating claim activity for environmental losses. Generally, for environmental claims, Travelers Indemnity establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant, e.g., a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site.

       Travelers Indemnity adheres to its method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

       As of December 31, 1993, Travelers Indemnity had approximately 8,300 pending environmental-related claims and had resolved over 12,500 such claims since 1986. Approximately 75% of the pending environmental-related claims are property damage claims instituted by governmental agencies, seeking remediation of contaminated property. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

       Asbestos Claims

       In the area of asbestos claims, the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intentions of the contracting parties. These policies generally were issued prior to the 1980s. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies and small limits of potential coverage. As a result, state and federal court dockets became clogged with asbestos cases. This backlog has given rise to various efforts, including the consolidation of federal cases in Philadelphia in 1993, to alleviate the congestion. More recently, there has emerged a group of nonproduct claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. In addition, various insurers, including Travelers Indemnity, remain parties to a widely publicized action brought in Philadelphia regarding potential resolution of future asbestos bodily injury claims.

       The various classes of asbestos defendants, including major product manufacturers, peripheral and regional product defendants as well as premises owners, continue to tender asbestos-related claims to the industry. Since each insured presents different liability and coverage issues, Travelers Indemnity evaluates those issues on an insured-by-insured basis. The cumulative effect of these claims and the judicial actions on the Company and its insureds currently is uncertain.

       In addition, the evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by Travelers Indemnity on behalf of its insureds has also precluded Travelers Indemnity from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future.

       Asbestos loss and loss expense reserves of Travelers Indemnity at December 31, 1993 were $323 million, net of reinsurance of $451 million. Approximately 80% of the net asbestos reserves at December 31, 1993 represented incurred but not reported losses.

       Travelers Indemnity estimates future reinsurance billings for asbestos claims based on a review of each insured's projected asbestos exposure and policies, as well as the reinsurance contracts of Travelers Indemnity.

       With respect to the asbestos and environmental-related claims, Travelers Indemnity carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure Travelers Indemnity has endeavored to litigate individual cases and settle claims on favorable terms. Given the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure represented by these claims. As a result, the Company expects that future earnings may be adversely affected by environmental and asbestos claims, although the amounts cannot be reasonably estimated. However, it is not likely these claims will have a material adverse effect on the Company's financial condition.

Property-Casualty Personal Lines

    Principal Products

       The primary coverages in Property-Casualty Personal Lines ("Personal Lines") are automobile and homeowners insurance sold to individuals, which account for 97% of the premium volume. Automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

       Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

       The following table sets forth written premiums, net of reinsurance, for Personal Lines.

                                    Premiums
                                 (in millions)

                                       Year Ended December 31,
                                      ------------------------
                                    1993          1992       1991
                                    ----          ----       ----

Automobile                        $1,202        $1,153     $1,129
Homeowners                           122           236        282
Other                                 37            39         46
                                    ----         -----       ----
  Total premiums                $1,361(1)   $  1,428(2)    $1,457
                                 =======       =======     ======

______________________________
(1) The written premium decline in 1993 reflects the purchase of additional reinsurance to reduce exposure to catastrophe losses.
(2) The written premium decline in 1992 reflects the Company's efforts to eliminate unprofitable business.


    Principal Markets and Methods of Distribution

       Personal Lines writes virtually all types of property and casualty insurance covering personal risks. Business written is distributed through independent agencies and brokerage firms, supported by a network of 15 field marketing offices and two regional service centers. The principal markets for Personal Lines insurance are in states along the east coast, in the south, and in the mid-west.

       Personal Lines has implemented various programs over the past four years in order to improve operating and financial results, including the restructuring of Home Office and Field Office operations, the termination of 1,850 contracts of underperforming agents and the withdrawal from markets where Personal Lines had a small market share or saw little potential for long-term, profitable growth. These actions have reduced the overall size of the Personal Lines business in terms of policy counts and premium volume.

       For 1993, Personal Lines business was concentrated in the states shown in the table below.


                   State            % of Total
                   -----            ----------
                   New York            24.5%
                   Massachusetts       14.9
                   Florida              8.1
                   Connecticut          7.1
                   New Jersey           7.0
                   Pennsylvania         6.1
                   Virginia             6.0
                   All others(1)       26.3
                                     ------
                   Total              100.0%
                                     ======

______________________________
(1)    No one of these states accounted for as much as 3.5% of the total.


       In addition, approximately 50% of Personal Lines' homeowners premiums in 1993 was in New York, Florida, Massachusetts and New Jersey.

       Pricing for automobile insurance is driven by changes in the relative frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining the indicated rate increases. Premiums charged for physical damage coverages reflect insured car values and, accordingly, premium levels are somewhat related to the volume of new car sales.

       In addition to the normal risks associated with any multiple-peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly tornadoes and hurricanes. Most policies offer automatic increases in coverage to reflect growth in replacement costs and property values.

       As noted above, the high level of catastrophe losses in recent periods has led to the contraction of the reinsurance market and corresponding price increases for reinsurance protection. These factors have resulted in a reduced availability of homeowners insurance and have led to higher prices for homeowners policies in some markets.

       Several insurance companies have attempted to limit their writings in coastal areas of the country as a result of heavy claim losses sustained from Hurricane Andrew. Travelers Indemnity has stopped writing new homeowners policies in certain counties in South Florida and in coastal areas of New York and Connecticut. In addition, Travelers Indemnity has reduced agents' commissions on homeowners insurance in certain markets within those states previously identified, strengthened underwriting standards, implemented price increases, and purchased additional reinsurance to limit its exposure to future catastrophe losses.


GULF INSURANCE GROUP
- --------------------

       During 1993, the Company's property and casualty insurance operations were conducted principally through Gulf. Gulf operates through regional offices for traditional lines of property and casualty insurance and specialty lines of business.

       Gulf obtains its regional property and casualty insurance business primarily through independent insurance agencies that represent it on a nonexclusive basis. During 1993, approximately 19% of Gulf's regional business represented personal lines of insurance, approximately 29% represented workers' compensation insurance and approximately 52% represented other commercial lines of business, including commercial automobile liability and physical damage, and commercial multiple peril insurance. At the end of 1993, Gulf discontinued writing personal lines of insurance and transferred a major part of that business to Travelers Indemnity, although Gulf does retain some run-off business. Approximately 73% of Gulf's regional business, as represented by direct written premiums during 1993, is in Texas, Georgia, Florida and Missouri.

       Product offerings in Gulf's specialty lines include directors' and officers' liability and various forms of nonprofessional errors and omissions, fidelity bonds, commercial umbrella coverages and contingent liability coverages; coverages relating to the entertainment industry; and standard commercial property and casualty products for specific niche markets. These speciality lines are produced mainly through commercial insurance brokers and several wholesale brokers, and underwriting managers for specific industry programs. In the aggregate these specialty lines constituted approximately 53%, 47% and 42% of Gulf's earned premiums in 1993, 1992 and 1991, respectively.

       Reserves are subject to ongoing review as additional experience and other data become available. Increases or decreases to reserves for loss and loss adjustment expenses may be made, which would be reflected in operating results for the period in which such adjustments, if any, are made.

       For information regarding reinsurance, see "Insurance Services - General
- -- Reinsurance" below.

       Also included in this area is account insurance provided by Gulf to SBSI, in excess of that provided by SIPC. This insurance provides certain excess coverage for losses due to forced liquidation of broker-dealers, which losses would be recoverable by securities customers from SIPC but for SIPC's $500,000 limitation on liability per customer.

       The following table sets forth information concerning the property and casualty operations of Gulf and its subsidiaries:

                             (dollars in millions)
                                        Year Ended December 31,
                                  -------------------------------
                                      1993      1992        1991
                                      ----      ----        ----
Net premiums written  . .          $264.9     $250.1     $ 232.2
Premiums earned:
  Regional business . . .          $121.9     $128.4     $ 128.7
  Specialty business  . .           135.4      112.1        93.0
                                   -------    -------    -------
   Total premiums earned           $257.3     $240.5     $ 221.7
Total Loss and Expense Reserve    $ 244.7    $ 223.1      $216.8
Loss ratio (1)  . . . . .            72.1%      70.3%       75.1%
Expense ratio (2) . . . .            23.8%      27.3%       26.8%
Combined ratio (3)  . . .            95.9%      97.6%      101.9%
____________________________
(1) Ratio of losses and loss expenses incurred to premiums earned, determined in accordance with statutory insurance accounting principles.
(2) Ratio of underwriting expenses incurred to net premiums written, determined in accordance with statutory insurance accounting principles.
(3)    Total of loss ratio and expense ratio.


INSURANCE SERVICES - GENERAL
- ----------------------------

       The following table summarizes the financial strength ratings of the Company's life insurance companies and the claims-paying ratings of its property-casualty insurance companies. These ratings are not a recommendation to buy, sell or hold securities, and they may be revised or withdrawn at any time. Each rating should be evaluated independently of any other rating.
                Moody's
              Investor's      Duff &         Standard     A.M. Best
             Service Inc.  Phelps Corp.   & Poor's Corp.   Company
             ------------  ------------ ----------------  --------
TIC             A2 (good)  A+ (high)      A+ (strong)      A-(excellent)
Primerica Life     _           _          AA (excellent)   A-(excellent)

Travelers Indemnity
  Pool(1)       A1 (good)  AA-(very high) AA-(excellent)   A (excellent)
Gulf Pool(2)       _            _              _           A+ (superior)

______________________________
(1) The companies that participate in the pool are The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Illinois and The Travelers Indemnity Company of Rhode Island.
(2)  The Gulf pool includes Gulf Insurance Company and its subsidiaries.


Reinsurance

       Reinsurance is subject to collectibility in all cases and to aggregate loss limits in certain cases. The Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral including escrow funds and letters of credit under certain reinsurance agreements. Uncollectible reinsurance recoverables have not had, and management does not expect that any amounts becoming uncollectible in the future would have, a material adverse effect on the consolidated financial position of the Company. Evaluation of the value assigned to the reinsurance recoverable of old Travelers at the date of acquisition is continuing and such value is subject to adjustment. For additional information concerning reinsurance for the insurance companies included in the Company's Statement of Income for 1993, see Note 12 of Notes to Consolidated Financial Statements.

       Reinsurers are selected based on their financial position and business practices. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically.

    Life Insurance

       Retention on life insurance risks after reinsurance in these companies varies up to a maximum of $1.5 million per insured, depending on the subsidiary involved, the type of policy and the age of the insured. In addition, certain of these companies maintain catastrophic coverage limiting their exposure to losses on multiple lives arising out of a single occurrence and use reinsurance arrangements that provide protection against mortality fluctuation on large blocks of business. Other reinsurance arrangements are made from time to time to reinsure or assume existing blocks of business.

       MCEBO primarily uses two reinsurance agreements with nonaffiliated insurers to control its exposure to large group insurance losses. The first such agreement provides protection to MCEBO against losses in excess of $1 million and up to $101 million arising from a single occurrence involving three or more lives for group life and accidental death and dismemberment, with a limit of $3 million per life. The second agreement provides MCEBO protection for death and for waiver of premium disability on group life coverages in excess of $1 million on a single life up to a limit per life of $5 million.

       Another reinsurance agreement provides excess loss coverage for the HMOs operated by a subsidiary of the Company. This coverage could pay for either 80% or 90% of hospital services provided to a member in excess of $250,000 ($10,000 for certain emergency care) at a maximum of $1,750 per day up to a limit of $1 million per year and $2 million over a member's lifetime. Most of the other reinsurance agreements are entered into at the direction of MCEBO customers for the purpose of sharing those customers' business with other insurance companies.

    Property and Casualty Insurance

       Currently, for third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Lines limit its net retention to a maximum of $5 million per insured, per occurrence. For commercial property insurance, there is a $5 million retention per insured with 100% coverage for risks with higher limits. For large accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to Travelers Indemnity are retained. The reinsurance agreements in place for Personal Lines cover 90% of each loss between $2 million and $6 million for all third-party liability, including automobile no-fault.

       In addition to traditional reinsurance agreements which serve to control its exposure to loss, Travelers Indemnity acts as a servicing carrier for many pools and associations, such as workers' compensation pools. These transactions are reflected as direct business on the company's books and records. This business is then ceded to the pools and recorded as reinsurance ceded.

       In Gulf's regional business, losses on any single claim are limited by reinsurance to $500,000 per occurrence and reinsurance arrangements limit Gulf's maximum loss from any single property catastrophic occurrence to $4.0 million, and it participates for 5% of any excess, up to a maximum excess participation of $36 million. For its specialty lines coverages, Gulf's maximum risk is limited through reinsurance to approximately $2.73 million per policy or, under certain policies, per occurrence.

       Catastrophe Reinsurance

       For the accumulation of net property losses arising out of one occurrence, reinsurance coverage averages 60% of total losses between $75 million and $325 million. For the accumulation of net property losses in Florida only, an additional $100 million of protection in excess of $325 million of loss was purchased, subject to an industry loss trigger of $10 billion. For multiple workers' compensation losses arising from a single occurrence, reinsurance coverage averages 100% of losses between $10 million and $160 million and 68% on average for losses caused by property perils between $140 million and $282 million.

       The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from a single occurrence. For Field-produced commercial property insurance, 30% of all losses were reinsured in 1993, subject to an occurrence limitation of 200% of ceded premium or an estimated $240 million. In 1994, the quota share is 25%, with the same occurrence limit as 1993. For Personal Lines homeowners insurance, 30% of losses are reinsured up to a maximum recovery of approximately $96 million.

       At December 31, 1993, the Company had $4.3 billion in reinsurance deducted from loss reserves. Of this amount, $2.6 billion was ceded to pools and associations, which have the strength of the participating insurance companies supporting these cessions. The remainder is due from reinsurers. The two largest reinsurers, Lloyd's of London and General Reinsurance Corporation, had assumed losses from the Company at December 31, 1993 of $351 million and $119 million, respectively.


Competition and Other Factors Affecting Growth

    Life Insurance

       The Company's life insurance businesses compete with national, regional and local insurance companies, as well as with self-insurance programs and captive insurers. Competition is based upon price, product design and services rendered to producers and policyholders. The insurance industry is extremely competitive, in both price and services, and no single insurer is dominant. Insurance companies that operate through salaried personnel and employee agents may benefit from cost advantages, once they have achieved sufficient size, over insurers that utilize independent agents and brokers. The PFS sales force is composed of independent commissioned agents and brokers, and Transport operates primarily through independent agents. PFS competes in its market segment by emphasizing the value of term life insurance, and aggressively markets its products which often replace existing life insurance policies underwritten by other companies, including cash value whole life policies.

       Savings banks also compete directly in the sale of life insurance in Connecticut, Massachusetts and New York. Competition for the savings dollar arises from entities such as banks, investment advisers, mutual funds and other financial institutions.

       All segments of the employee benefits business are highly competitive because of the market structure and the large number of insurance companies and other entities in the business. These factors prevent any one insurance company from dominating the market.

       There continues to be intense competition, particularly for the group accident and health coverage where HMOs and third party administrators compete for the coverage and administration traditionally provided by insurance companies.

    Property and Casualty Insurance

       The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size. Companies may be small local firms, large regional firms or large national firms, as well as self-insurance programs or captive insurers. Market competition, regulated by state insurance departments, works to set the price charged for insurance products and the level of service provided. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry, which is generally referred to as the underwriting cycle. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

       In addition to traditional insurance services, National offers risk managers of large national accounts programs that provide increased flexibility in selecting loss prevention and claim services, and premium payment plans. This business is highly competitive on the basis of quality of service provided and somewhat sensitive to price competition, and is written primarily by Travelers Indemnity and several other very large companies. New business levels improved in 1993, and retentions remained high in both traditional insurance products and risk service programs.

       Overhead reductions and improved efficiency through automation are key competitive issues for Field business. During the past several years, Field management has taken significant steps to streamline this operation and establish efficiencies to make these products more competitive in the marketplace. In addition, Travelers Indemnity believes that its breadth of products, highly qualified field staff and applied technology provide for distinct competitive advantages. The highly competitive business for medium-sized accounts has historically been written by companies dealing through agents and brokers, although some direct writing companies are represented in the field. A competitive advantage resides in local representation and underwriting authority. With emphasis on regional locations and resident entrepreneurs marketing the full spectrum of Travelers Indemnity's commercial products, Travelers Indemnity believes it has created significant opportunity for growth in this area.

       The insurance industry is represented in the personal lines marketplace by many hundreds of insurance companies of varying size. Although national companies write the majority of the business, local or regional companies are effective competitors because of their expense structure or because they specialize in providing coverage to particular risk groups.

       Personal automobile and homeowners insurance is marketed mainly through one of two distribution systems: independent agents or direct writing.
Personal Lines operates through 2,500 independent agents who usually represent several unrelated property-casualty companies. Direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers typically have relative to agency companies, the direct writers have been able to gradually expand their market share. Personal Lines continues to focus primarily on the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition, Personal Lines has taken advantage of opportunities presented within certain alternate distribution mechanisms, including affinity groups and mortgage lenders, and plans to continue to pursue other opportunities as they arise.

       In recent years, reductions in the volume of Personal Lines voluntary business have caused similar reductions in the involuntary business assigned to the Company. However, this trend has been somewhat offset by increases in the size of many of the pools themselves. Intense regulation in the personal automobile insurance business has caused some insurance companies to withdraw from or reduce their writings in the personal lines market, which has forced more individuals to obtain insurance in the involuntary market.

Regulation

       The Company's insurance subsidiaries are subject to considerable regulation and supervision by insurance departments or other authorities in each state or other jurisdiction in which they transact business. The laws of the various jurisdictions establish supervisory and regulatory agencies with broad administrative powers. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the
interests of the insurers' stockholders.   Typically, state regulation extends
to such matters as licensing companies, regulating the type, amount and quality of permitted investments, licensing agents, regulating aspects of a company's relationship with its agents, requiring triennial financial examinations, market conduct surveys and the filing of reports on financial condition, recording complaints, restricting expenses, commissions and new business issued, restricting use of some underwriting criteria, regulating rates, forms and advertising, specifying what might constitute unfair practices, fixing maximum interest rates on policy loans and establishing minimum reserve requirements and minimum policy surrender values. Such powers also extend to premium rate regulation, which varies from open competition to limited review upon implementation, to requirements for prior approval for rate changes.
State regulation may also cover regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, mandating loss ratios for certain kinds of insurance, limiting the grounds for cancellation or nonrenewal of policies and regulating solicitation and replacement practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and require prior approval or notification of any change in control of an insurance subsidiary. In addition, under insurance holding company legislation, most states regulate affiliated groups with respect to intercorporate transfers of assets, service arrangements and dividend payments from insurance subsidiaries.

       The insurance industry generally is exempt from federal antitrust laws because of the application of the McCarran-Ferguson Act. In recent years, legislation has been introduced to modify or repeal the McCarran-Ferguson Act. The effect of any such modification or repeal cannot currently be determined.

       Virtually all states mandate participation in insurance guaranty associations and/or insolvency funds, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. Under these arrangements, insurers are assessed their proportionate share (based on premiums written for the relevant lines of insurance in that state each year) of the estimated loss and loss expense of insolvent insurers. Similarly, as a condition to writing a line of property and casualty business, many states mandate participation in "fair plans" and/or "assigned risk pools" that underwrite insurance for individuals and businesses that are otherwise unable to obtain insurance. Participation is based on the amount of premiums written in past years by the participating company in an individual state for the classes of insurance involved. These plans or pools traditionally have been unprofitable, although the effect of their performance has been partially mitigated in certain lines of insurance by the states' allowance of increases in rates for business voluntarily written by plan or pool participants in such states. For workers' compensation plans or pools the effect may be further mitigated by the method of participation selected by insurance companies.

       In addition to state insurance laws, the Company's insurance subsidiaries are also subject to general business and corporation laws, state securities laws, consumer protection laws, fair credit reporting acts and other laws.

       On the federal level, most employers purchasing group life and accident and health insurance from the Company are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and its enforcement provisions, as administered by the U.S. Department of Labor. ERISA restrictions on "prohibited transactions" and its fiduciary responsibilities increase the complexity of providing insurance and other services to employer sponsored life and health benefit plans. However, in recent years there have been several significant court decisions in which ERISA has preempted state law. These decisions have allowed the Company to provide its products in a more efficient and uniform way throughout the United States. Federal health care reform may, however, change the impact of ERISA on the group insurance business.

       Certain variable life insurance and individual variable annuities and their related separate accounts are subject to regulation by the Securities and Exchange Commission. In addition, the Company's HMOs are subject to state regulation which is similar to the regulation of insurers. Five of the HMOs are federally qualified and accordingly are also subject to federal requirements.

       Health care reform is at the forefront of domestic policy issues at the federal level and is a leading issue in many state legislatures in 1994. Various proposals, including that of the Clinton Administration, have been introduced. A great deal of uncertainty remains regarding what the final health reform package will contain or what effect it will have on the Company's managed care programs. These proposals may also affect workers' compensation and automobile insurance. Furthermore, a number of states have passed, or are considering, some form of health care reform. Such state regulation primarily impacts fully insured small employer plans. The overall impact of federal or state legislation on the Company's businesses is impossible to predict at this time. The Company continues to monitor political and legislative activity that addresses the cost, availability and quality of health care.

       Recently, a United States Supreme Court decision has changed the interpretation of the impact of ERISA on the nonguaranteed benefit portion of certain pension contracts. Industry efforts to obtain regulatory or legislative relief from the effects of this decision are ongoing. TIC is conducting a review of its pension contracts, but the potential impact of this case on the Company is uncertain at this time.

       In October 1992, the Department of Labor issued final regulations under
Section 404(c) of ERISA. These regulations apply to ERISA-covered defined contribution plans that allow participants to control the investment of their account balances. In general, under certain conditions, Section 404(c) provides that a plan fiduciary is not liable for investment losses directly resulting from investment decisions made by a plan participant. For most plans, the rules will begin to apply to transactions occurring in the 1994 plan year for plans administered on a calendar year basis.

       Many jurisdictions require prior regulatory approval of rate and rating plan changes and some impose restrictions on the cancellation or nonrenewal of risks and the termination of agency contracts, or have regulations that preclude immediate withdrawal from certain lines of business. Certain lines of business, such as commercial automobile and workers' compensation, experience rate inadequacies in many jurisdictions. Automobile insurance is also subject to varying regulatory requirements as to mandated coverages and availability, such as no-fault benefits, assigned risk pools, reinsurance facilities and joint underwriting associations. The added expense associated with involuntary pools in this and other areas has adversely affected profitability.

       See "Property-Casualty Commercial Lines -- Hazardous Substances" on pages 29 through 31 for a discussion of the effect on the Company of various state and federal regulatory efforts aimed at environmental remediation, including proposed amendments to the federal Superfund statute.

       In December 1992, the Florida legislature created the Residential Property and Casualty Joint Underwriting Association ("RPCJUA") to provide residential property and casualty insurance to individuals who cannot obtain coverage in the voluntary market. Property-casualty insurance companies in Florida, including Travelers Indemnity, will be required to share the risk in the RPCJUA.

       In November 1993, the Florida legislature created a Florida Hurricane Catastrophe Fund to provide reimbursement to insurers for a portion of their future catastrophic hurricane losses. This Hurricane Catastrophe Fund will be funded in part by assessments on insurance companies.

    Recent Developments in Insurance Regulations

       The National Association of Insurance Commissioners (the "NAIC") adopted risk-based capital ("RBC") requirements for life insurance companies in 1992, effective with reporting for 1993, and for property-casualty companies in December 1993, effective with reporting for 1994. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.

       For these purposes, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

       The life formula calculates baseline life risk-based capital ("LRBC") as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk).

       Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized

Control Level RBC (the "RBC ratio") can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve, voluntary investment reserves and one-half the policyholder dividend liability.

       The property-casualty formula calculates baseline property-casualty risk-based capital ("PCRBC") as a mathematical combination of amounts for the following categories of risk: asset risk, credit risk (i.e., the risk of nonpayment of amounts due under reinsurance ceded and other miscellaneous receivables), off-balance-sheet risk (i.e., the risk of loss due to adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities, and reserve and premium growth) and underwriting risk (i.e., the risk associated with loss reserves and written premiums).

       Forty percent of the baseline PCRBC calculation is defined as Authorized Control Level RBC for 1994 (this percentage will increase to fifty percent by 1996). The PCRBC ratio is then calculated from data contained in the annual statement. Property-casualty companies will implement this formula with 1994 annual statement filings.

       Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level." The RBC ratio for this level is less than 200% but greater than 150%. Insurers within this level must submit a comprehensive plan (an "RBC plan") to the commissioner. The next level is the "regulatory action level." The RBC ratio for this level is less than 150% but greater than 100%. An insurer within this level must submit an RBC plan, is subject to an examination of assets, liabilities and operations by the commissioner, and is subject to provisions of any corrective order subsequently issued by the commissioner. The third level is the "authorized control level." The RBC ratio for this level is less than 100% but greater than 70%. At this level, the commissioner takes action as described under "regulatory action level" and may cause the insurer to be placed under regulatory control if such action is deemed to be in the best interests of policyholders. The fourth level is the "mandatory control level." The RBC ratio for this level is less than 70%, and the commissioner takes actions necessary to place the insurer under regulatory control.

       The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1993, all of the Company's life companies had adjusted capital in excess of amounts requiring any regulatory action.

       As part of the process of accreditation by the NAIC, state insurance regulators have been recommending the adoption of new statutory standards for the payment of dividends by insurance companies without prior approval. As part of this effort, the Connecticut General Assembly passed legislation to require prior approval by the Connecticut Insurance Commissioner for any dividend distributions during a twelve month period that are in excess of the greater of (i) ten percent of an insurer's surplus limited by unassigned funds-surplus, or (ii) net gain from operations (for life companies) or net income (for non-life companies), in each case measured as of the preceding December 31.

       Under the legislation, statutory surplus would not be available in 1994 for dividends from The Travelers Insurance Group Inc. (the parent of TIC and Travelers Indemnity) to The Travelers Inc. without prior approval.

       The NAIC IRIS ratios, discussed under "Combined Property-Casualty Product Line Information" on page 55, are part of the NAIC solvency surveillance process. They consist of approximately 12 ratios with defined acceptable ranges. They are used as an initial screening process for identifying companies that may be in need of special attention. Companies that have several ratios that fall outside of the acceptable range are selected for closer review by the NAIC examiner team. If the examiner determines that more attention may be warranted, one of several priority designations is assigned, and the insurance department of the state of domicile is then responsible for follow-up action.

       Occasionally one or more of the Company's subsidiaries has been "flagged" by the IRIS ratios. In all such instances, the regulators have been satisfied upon follow up that there is no solvency problem. It is possible that similar occasions could occur this year, and management believes that the resulting resolution would be the same.

Reserving Methods

       Property-casualty loss reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses that have been reported but not yet settled, reopened claims, and claims which have been incurred but not reported. Property-casualty personal and commercial lines actuaries use a number of generally accepted actuarial and statistical techniques to estimate ultimate liabilities. These techniques generally rely upon analyses of historical development patterns of various types of accident year data. Typically, these techniques utilize review of paid and incurred claim data and paid and incurred expense data, closed claim data, claim counts, claim costs and various types of pricing data. Subsequent to reviewing a variety of tests, management selects what it believes is the best estimate of ultimate loss and loss adjustment expense for each line of business and market segment. These estimates are refined over time as experience develops and further claims are reported and settled. Any required adjustments to reserves are reflected in the results of the periods in which such adjustments are made. Recognition is given to recoveries for reinsurance, salvage and subrogation.

       The ultimate incurred losses and the corresponding reserve levels carried for all accident years have an implicit provision for inflation and other factors that result in differences in levels of claim cost by accident year. Ultimate claim values are based in part on analysis of historical trends in average closed claim costs and open claim costs. Average closed claim costs reflect actual historic inflation trends while reported losses reflect historic trends based upon both paid losses and adjusters' estimates. There is no precise method for evaluating the impact of inflation since claim settlements are also affected by many other factors including judicial decisions, the social environment and claims handling procedures. Frequent reviews are therefore performed for the major property-casualty insurance coverages, particularly those related to third party claims. Such third party claims often involve lengthy litigation or are otherwise settled only after a considerable passage of time and are particularly subject to the effects of judicial trends and changes in the social environment.

Investments

       This section discusses the investment portfolios of the businesses described in the Company's Insurance Services segments.

       At December 31, 1993, the investment holdings of the companies included in the Insurance Services segments were composed primarily of fixed maturities. At December 31, 1993, approximately 95.5% in total dollar amount of the fixed maturities portfolios of such companies had investment grade ratings. The remaining investments are principally mortgage loans and real estate, discussed below, policy loans and other investments. For additional information regarding these investment portfolios, see Note 5 of Notes to Consolidated Financial Statements, Schedule I to this Form 10-K and the discussion of Asset Quality in the Insurance Services Segment discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations." State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies.

       Consistent with the nature of their contract obligations, the invested assets attributable to group insurance and individual life, health and financial services are primarily long-term fixed income investments such as corporate debt securities, mortgage and asset-backed securities, and mortgage loans. A small portion of the invested assets related to these operations is in preferred and common stocks and real estate equity investments. The Company did not originate a significant amount of new real estate business in 1993 and does not plan to do so in 1994. The property-casualty fixed maturities portfolios (principally bonds) are shifted from time to time to respond to the changing economic outlook, insurance underwriting results and the resultant changes in the federal income tax position of the Company and its subsidiaries.

       Cash available for investment is principally derived from operating activities and investment income. In addition, cash becomes available for investment from prepayment, maturity and sale of investments. The underperforming mortgage loan and real estate portfolios may continue to have an adverse impact on cash available for investment. See "Mortgage Loans and Real Estate" below. Different investment policies have been developed for various lines of business based on the product requirements, the type and term of the liabilities associated with these products, regulatory requirements and tax treatment of the businesses in which each company is engaged.

    Mortgage Loans and Real Estate

       Primarily all of the mortgage loan and real estate portfolios are held for sale and are carried at their fair values. At December 31, 1993, the mortgage loan and real estate portfolios of the businesses included in the Company's Insurance Services segments consisted of approximately $7.4 billion and $1.0 billion, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

       The underperforming mortgage loan and real estate portfolios have had a negative impact on investment income. While the level of underperforming assets will continue to have an adverse effect on investment income, this is expected to be mitigated by the implementation of the Company's accelerated liquidation strategy for mortgage loans and foreclosed real estate. As a result of the continued problems in the real estate markets, management anticipates that a considerable amount of maturing commercial mortgage loans will be refinanced, restructured, sold or foreclosed. Consequently, the adverse impact on investment income is expected to continue.

       For information regarding the principal balance of mortgage loans at December 31, 1993 by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment premiums. Unscheduled payments and sales of mortgage loans were $1.0 billion in 1993. The majority of these mortgages are seven-year term loans.

       Restructured loans are defined as loans the terms of which have been changed from the original contract generally by lowering the pay rate of interest in the early years after modification. Loans which have pay rates of interest after modification that are equal to or above market rates are not included in the underperforming mortgage loan inventory. At December 31, 1993, approximately $1.3 billion, or 17%, of the mortgage loan portfolio was classified as underperforming.

       In addition to loans classified as underperforming, the Company identifies certain loans that are in some form of default (generally having missed at least one payment). It is possible that some of these loans may become underperforming within the next year. Interest income on these loans is recorded only upon receipt of actual payment. The carrying value of loans in that category at December 31, 1993 totaled $66 million.

       Based on the Company's investment review process, certain loans that are currently performing have been identified as having characteristics that cause management to have serious doubts as to the ability of those borrowers to continue to meet contractual mortgage loan terms which could result in impairments to loan carrying value. The Company estimates that up to $306 million of loans that are currently performing have characteristics suggesting a high likelihood that they will become underperforming. Because this estimate is based on a series of judgments and observations, actual performance will likely vary due to the dynamics of the factors influencing real estate.

       Real estate management evaluates the portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of future projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

       The mortgage loan portfolio and real estate assets included in the investment portfolios as of December 31, 1993, are summarized by property type as set forth in the table below. For information summarizing the geographic distribution of the mortgage loan portfolio and real estate assets, see Note 5 of Notes to Consolidated Financial Statements.

                             (dollars in millions)


Property Type:          Mortgage Loans   Real Estate
- --------------          --------------   -----------
Office                     $2,875            $ 641
Apartment                   1,711               66
Retail                        938              137
Hotel                         782               77
Industrial                    267               69
Other                         116               41
                             ----             ----
Total commercial            6,689            1,031
Agricultural                  673               18
Residential                     3               -
                             ----             ----
 Total                    $7,365            $1,049
                            =====            =====



       At December 31, 1993, the Company's investment portfolios had second mortgage loans on commercial properties with purchase accounting value of approximately $82 million. Third-party first mortgage loans on these properties are estimated to be $65 million. The Company's subordinated position in these loans increases risk for which the Company is compensated through the interest rate charged for the second mortgage loan.


              COMBINED PROPERTY-CASUALTY PRODUCT LINE INFORMATION


       The following discussion of the Company's combined property-casualty lines displays information for the insurance operations of Property-Casualty Commercial Lines and Property-Casualty Personal Lines on a combined basis, consolidating Gulf and Travelers Indemnity. The operating results of Travelers Indemnity prior to the December 31, 1993 Merger are not included in the Company's Consolidated Financial Statements.

Combined Property-Casualty Reserves

       Property-casualty loss reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled, reopened claims and claims which have been incurred but not reported. The process of estimating this liability is an imprecise science subject to a number of variables. These variables are impacted by both internal and external events such as changes in claim handling procedures, economic inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and its actual reporting to the insurer. At December 31, 1993 and 1992, $5.5 billion and $5.4 billion, respectively, of unpaid claim and claim adjustment expenses were provided for claims which had not yet been reported and for future development on reported claims. Reserve estimates are continually refined in a regular ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such adjustments are made.

       Estimates for reported claims are established based on judgments by the claim department on a case by case basis. These estimates are reviewed on a regular basis and revised as additional facts become known.

       Estimates for unreported claims, future reopened claims and development on reported claims are principally derived from actuarial analyses of historical patterns of claim development by accident year for each line of business and market segment. Similarly, estimates of unpaid claim adjustment expenses are also principally derived from actuarial analyses of historical development patterns of the relationship of claim adjustment expenses to losses by accident year for each line of business and market segment.

       Refer to "Insurance Services - General -- Reserving Methods" at page 44 for a more complete discussion of reserving methodology.

       The table on the next page provides a reconciliation of beginning and ending reserve liability balances for 1993, 1992 and 1991. The table on page 51 shows the development of the estimated reserves for the 10 years prior to 1993.

    Reconciliation of Reserves for Losses and Loss Adjustment Expenses (LAE)
                    (Excluding Accident and Health Business)
                                 (in millions)

                                                         1993    1992   1991
                                                         ----    ----   ----
Reserves for losses and LAE at beginning of year     $  9,872  $9,406  $9,239
                                                      -------   -----   -----
Plus:
Provision for losses and LAE for claims arising in the
   current year                                         3,132   3,875   3,653
Increase in estimated losses and LAE for claims arising
   in prior years                                         142      39     119
                                                        -----   -----   -----
         Total incurred losses and LAE                  3,274   3,914   3,772
                                                        -----   -----   -----
Less:
Losses and LAE payments for claims arising in:
   The current year                                       975   1,312   1,187
   Prior years                                          2,206   2,136   2,418
                                                        -----   -----   -----
         Total payments                                 3,181   3,448   3,605
                                                        -----   -----   -----
Reserves for losses and LAE at end of year           $  9,965 $ 9,872  $9,406
                                                      ======= =======   =====


       The increases in estimated losses and LAE for claims arising in prior years in all three calendar years pertain primarily to reserve increases for insurance coverages related to asbestos and environmental claims. Reserves for these coverages were increased on a pretax basis by $420 million in 1993 and by $129 million and $124 million in 1992 and 1991, respectively. Most of these claims were incurred in years prior to 1985. In 1993, Commercial Lines added

$325 million to its reserves for asbestos and environmental liabilities, as well as for blood-related claims for policies issued in the early 1980s. This addition to reserves resulted in an after-tax charge of $211 million.
Several recent developments contributed to the decision to add to reserves.
The insurance industry is witnessing a growth in claims brought by outside workers who allege exposure to asbestos while working on site at various companies. There has been an increase in the incidence of this type of claim during 1993. Commercial Lines also has experienced a growth in environmental claims primarily from smaller companies with lower coverage limits and has been named as a defendant in coverage cases brought by other insurers against their policyholders and the policyholders' other carriers. Accrual of the interest for workers' compensation long-term disability claims which are discounted accounted for $25 million of pretax reserve increases in 1993, and $24 million in each of 1992 and 1991. There was favorable reserve development on other lines of business which acts to offset a significant portion of the increases to reserves cited above. During 1993, Commercial Lines experienced favorable development in the workers' compensation, other liability and commerical automobile product lines for National business for the post-1985 accident years. During 1992 Travelers Indemnity experienced favorable development in Personal Lines and certain sublines of other liability commercial exposure.

       The differences between the reserves for losses and LAE shown in the tables above and on page 51, all of which are prepared in accordance with generally accepted accounting principles ("GAAP"), and those reported in the annual statements filed with state insurance departments, which are prepared in accordance with statutory accounting practices ("SAP"), were $32 million, $38 million and $100 million for the years 1993, 1992 and 1991, respectively.
Those differences are primarily attributable to estimated salvage and subrogation recoveries for automobile physical damage and property damage liability, which are recorded on an accrual basis for GAAP and on a cash basis for SAP in 1991, and a certain portion of the discounting of workers' compensation reserves impacting all three years.

       See "Property & Casualty Insurance Services -- Property-Casualty Commercial Lines" for a discussion of environmental and asbestos claims and the Special Liability Group that deals with such claims.

Discounting

       The liability for losses for certain long-term disability payments under workers' compensation insurance has been discounted by $610 million at December 31, 1993 using a maximum interest rate of 5%. The corresponding amounts of discount for calendar years 1992 and 1991 were $623 million and $620 million, respectively.

        Analysis of Combined Property-Casualty Loss and Loss Adjustment
          Expense Development (excluding accident and health business)
                                 (in millions)


                                    Year Ended December 31,
                   -----------------------------------------------------
                                                                       -
                     1983     1984     1985    1986    1987    1988    1989    1990    1991    1992    1993
                     ----     ----     ----    ----    ----    ----    ----    ----    ----    ----    ----
Reserves for Loss and LAE
  Originally Estimated
                     $4,455  $4,817   $5,475  $6,658   $7,644  $8,116  $8,947  $9,239  $9,406  $9,872  $9,965


Cumulative Amount Paid as of
- ----------------------------

One year later        1,573   1,655    1,753   1,839    2,376   2,146   2,430   2,418   2,136   2,206
Two years later       2,435   2,559    2,748   3,261    3,631   3,632   3,992   3,932   3,584
Three years later     2,990   3,138    3,737   4,075    4,648   4,706   5,095   4,993
Four years later      3,350   3,795    4,258   4,760    5,402   5,487   5,878
Five years later      3,823   4,119    4,732   5,303    5,978   6,080
Six years later       4,047   4,425    5,130   5,735    6,443
Seven years later     4,265   4,717    5,459   6,109
Eight years later     4,495   4,951    5,784
Nine years later      4,686   5,128
Ten years later       4,812

Reserves Reestimated as of
- --------------------------

One year later        4,717   4,937    5,863   6,799    7,858   8,292   9,099   9,358   9,446  10,014
Two years later       4,767   5,261    6,135   7,078    8,051   8,497   9,220   9,470   9,756
Three years later     5,006   5,460    6,376   7,292    8,254   8,698   9,408   9,898
Four years later      5,159   5,656    6,665   7,569    8,497   8,912   9,954
Five years later      5,317   5,856    6,922   7,765    8,746   9,489
Six years later       5,483   6,097    7,136   8,021    9,334
Seven years later     5,676   6,266    7,368   8,637
Eight years later     5,781   6,464    7,951
Nine years later      5,948   6,988
Ten years later       6,393

Cumulative Deficiency
                      1,938   2,171    2,476   1,979    1,690   1,373   1,007     659     350     142

Gross liability - end of year
                                                                                              $13,513 $13,650
Reinsurance recoverable                                                                         3,641   3,685
                                                                                                -----   -----
Net liability - end of year
                                                                                              $ 9,872  $9,965
                                                                                               ======   =====
Gross reestimated liability - latest                                                          $13,962
Reestimated recoverable - latest                                                                3,948
                                                                                                -----
Net reestimated liability - latest                                                            $10,014
                                                                                               ======
Gross cumulative deficiency

                                                                                              $   449
                                                                                               ======


       The data in the above table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The above data is not "accident year" data, but rather a display of 1983-1993 year-end reserves and the subsequent changes in those reserves.

       For instance, the "cumulative deficiency" shown above for each year represents the aggregate amount by which original estimates of reserves as of that year end have changed in subsequent years through charges to income. Accordingly, the cumulative deficiency for each year relates only to reserves at that year end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1983 included $4 million for a loss which is finally settled in 1993 for $5 million, the $1 million deficiency (excess of actual settlement of $5 million over original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1983-1992 shown above.

       A substantial portion of the cumulative deficiencies in each of the years 1983-1992 arises from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos. In the post-1984 period, the Company has developed more stringent underwriting standards and significantly contracted or terminated the writing of such risks.

       General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future; however, deficiencies will occur in the future due to the discount on the workers compensation reserves, therefore, it would be difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table on page 51.

       A significant portion of National business is underwritten with retrospectively rated insurance policies in which the ultimate cost of insurance for a given year is dependent on the loss experience of the insured. This analysis does not reflect amounts recoverable from insureds in the retrospective rating process. Such recoverables tend to significantly mitigate the impact of the cumulative deficiencies shown above. Retrospective rating is particularly significant for National business for the workers' compensation, general liability and commercial automobile liability coverages. This mechanism affords the Company a significant measure of financial protection against adverse development on a large block ($3.2 billion) of net reserves.

Combined Ratios

       Combined ratios are a measure of property-casualty underwriting results. The combined ratio is the sum of (i) the ratio of losses, loss adjustment expenses and policyholder dividends to earned premiums, and (ii) the ratio of other underwriting expenses to written premiums. When the combined ratio is under 100%, underwriting results are generally profitable; when this ratio is over 100%, underwriting results are generally unprofitable. Underwriting results do not include investment income which makes a significant contribution to overall property-casualty profitability. In preparing the following tables, anticipated salvage and subrogation were deducted from losses.

       The following table and related discussions present information regarding the combined ratios of Travelers Indemnity and other property-casualty insurance operations of old Travelers and its subsidiaries. For information regarding the combined ratios of Gulf, see "Property & Casualty Insurance Services - Gulf Insurance Group."

                              Travelers Indemnity


                                              Year Ended December 31,
                                             ------------------------
                                            1993          1992    1991
                                            ----          ----    ----
Personal Lines
  Automobile                              101.6%         104.1%  113.5%
  Homeowners                              131.9          246.6   108.2
Total Personal Lines
  Losses and loss adjustment expenses      71.2           98.1    79.4
  Other underwriting expenses              33.2           33.7    32.7
                                           ----           ----    ----
   Combined Personal Lines                104.4          131.8    112.1
Commercial Lines
  Workers' compensation                   103.0          105.6     97.5
  Multiple-peril                          127.9          141.1    121.0
  Automobile                              106.0          116.0    118.6
  Other liability                         254.3          153.6    144.1
  Property and other                       95.2          144.1    110.5
Total Commercial Lines
  Losses and loss adjustment expenses     101.8           96.6     88.1
  Other underwriting expenses              27.2           27.7     23.8
                                          -----          -----    -----
   Combined before policyholder dividends 129.0          124.3    111.9
   Combined Commercial Lines              130.4          124.6    112.7
Total Personal and Commercial Lines
  Losses and loss adjustment expenses      89.5           97.2    85.0
  Other underwriting expenses              29.5           30.0    26.9
                                          -----          -----   -----
   Combined before policyholder dividends 119.0          127.2   111.9
   Combined                               119.8%         127.4%  112.4%


       Personal Lines underwriting profitability is driven principally by results in the automobile line and is influenced by factors such as inflation in medical, legal and auto repair costs, accident frequencies and regulatory actions. Results have improved in the automobile line since 1990 due in part to programs implemented by Travelers Indemnity to be more selective in marketing and underwriting. In 1993, Personal Lines purchased additional amounts of reinsurance to reduce its exposure to future catastrophe losses. Homeowners results are heavily influenced by the cost of reinsurance, as well as the incidence of natural catastrophes. Personal Lines' results in 1992 were adversely affected by Hurricane Andrew, which added 22.3 percentage points to the total Personal Lines combined ratio. Excluding Hurricane Andrew, the total Personal Lines combined ratio in 1992 would have been 109.5.

       Commercial Lines underwriting profitability has historically been cyclical, influenced by factors such as inflation levels, changes in the interpretation of the doctrines of tort liability, unemployment trends, legislative actions affecting workers' compensation benefit levels, crime rates, natural catastrophes and general business conditions. The softening of market prices which began in 1988 has continued. The combined ratio has been, and will continue to be, affected by the shift to fee-for-service products, which reduces premiums and losses while expenses remain in insurance results.

       During 1993, asbestos and environmental claims continued to negatively impact other liability lines. The combined impact from these claims added 20.3 percentage points to the total 1993 Commercial Lines combined ratio. Asbestos claims incurred totaled $229 million in 1993, $61 million in 1992 and $49 million in 1991. Environmental claims incurred were $190 million in 1993, $67 million in 1992 and $73 million in 1991. In the multiple-peril and property lines, the 1992 combined ratios were severely impacted by Hurricane Andrew and other natural catastrophes. Hurricane Andrew alone added 4.9 percentage points to the total Commercial Lines combined ratio.

       Travelers Indemnity has heavily invested in workers' compensation cost containment initiatives since 1989. Investments in early intervention, managed care, systems technology and employer education have allowed Travelers Indemnity to consistently outperform the industry's workers' compensation combined ratio results. In addition, Travelers Indemnity's overall strategy of restricting growth in states with rate inadequacy, its strong shift towards large self-insured and loss responsive products, and its growth in service of assigned risk pools have all contributed to favorable combined ratio trends.

       The following table and related discussion sets forth information regarding the premium to surplus ratios of Travelers Indemnity and other property-casualty insurance operations of old Travelers and its subsidiaries.

                              Travelers Indemnity

            Schedule of Premiums to Surplus Ratios (Statutory Basis)
                    (Including Accident and Health Business)
                                 (in millions)

                                   Year Ended December 31,
                                  -----------------------
                                    1993    1992    1991
                                    ----    ----    ----

A.  Net written premiums          $3,637  $3,855  $4,327
B.  Capital and surplus            2,294   1,665   1,843
   Ratio of premiums to capital and surplus
    (A divided by B)                1.59    2.32    2.35


       The ratio of net written premiums to capital and surplus is a key financial indicator of the overall strength of a property-casualty insurance company. The usual range for this ratio, which is used as a benchmark by the Insurance Regulatory Information System ("IRIS") of the National Association of Insurance Commissioners, is 3.00 to 1 or less. The ratio improved in 1993 due to a modest decline in premium volume from the continuing trend toward self-insured service business in Commercial Lines, and due to a significant increase in capital and surplus, largely resulting from the assumption of old Travelers public debt by the Company. Although 1992 capital and surplus was adversely impacted by Hurricane Andrew, further reductions in premiums caused by the shift to self-insured service business kept the ratio essentially level for 1992.

                         CORPORATE AND OTHER OPERATIONS


       In addition to its four business segments, the Company's Corporate and Other segment consists of unallocated expenses and earnings primarily related to interest, corporate administration, and certain corporate investments. This segment has also included the Company's 27% equity interest in old Travelers
(1993), lines of business retained from the sale of Voyager Group, Inc. and its affiliates ("Voyager") (1993 and 1992), and the Company's interest in Fingerhut Companies, Inc. ("Fingerhut") (1992 and 1991), a direct marketing business.

       Between 1990 and 1992, the Company completed several public offerings that reduced its formerly 100% ownership interest in Fingerhut to approximately 42% by the end of 1991 and 2% by the end of 1992. The Company's remaining interest in Fingerhut was sold in January 1993. Through December 31, 1991, Fingerhut's results of operations were included with those of the Company on a consolidated basis. For additional information regarding the inclusion of Fingerhut in the Company's consolidated operating results, see Note 2 of Notes to Consolidated Financial Statements.

       In May 1993, the stock of Voyager was sold. Voyager sold credit insurance on installment loans through independent consumer finance companies and furniture and appliance retailers. The Company retained a portion of Voyager's run-off business, but it does not plan to engage in marketing activities for this business. At December 31, 1992, the net carrying value of the Company's investment in Voyager was classified as held for sale.


                               OTHER INFORMATION

General Business Factors

       In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

       At January 1, 1994, the Company had approximately 60,000 full-time and 5,000 part-time employees.

Source of Funds

       For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company's subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 10 of Notes to Consolidated Financial Statements.

Taxation

       For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2 and 13 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments

       For financial information regarding industry segments of the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 of Notes to Consolidated Financial Statements.

Executive Officers of the Company

       The current executive officers of the Company are indicated on the following page. Periods of offices held include offices with the Company's predecessor, CCC. Ages are given as of March 8, 1994.
                                                                       Officer
   Name                  Age   Positions                               Since
   ----                  ---   ---------                               -------

   Sanford I. Weill       60   Chairman of the Board                     1986
                                and Chief Executive Officer*
   Robert I. Lipp         55   Vice Chairman of the Board and            1986
                                Group Chief Executive of the
                                Company; Chief Executive Officer of
                                The Travelers Insurance Group Inc.*
   Frank G. Zarb          59   Vice Chairman of the Board and            1991
                                 Group Chief Executive of the Company*
   James Dimon            37   President, Chief Operating Officer and    1986
                                Chief Financial Officer of the Company;
                                Chief Operating Officer of SBS Holdings*
   Robert F. Greenhill    57   Chairman and Chief Executive Officer of   1993
                                SBS Holdings*
   Edwin M. Cooperman     50   Executive Vice President                  1991
   Irwin R. Ettinger      55   Senior Vice President, Taxes and          1987
                                Audit and Chief Accounting Officer
   Charles O. Prince, III 44   Senior Vice President, General Counsel    1986
                               and Secretary
______________________________
*   Member of the Office of the Chairman


       Mr. Weill has been a director of the Company since 1986. He has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor, CCC, since 1986; he was also its President from 1986 until 1991. He was President of American Express Company from 1983 to 1985; Chairman of the Board and Chief Executive Officer of American Express Insurance Services, Inc. from 1984 to 1985; Chairman of the Board and Chief Executive Officer, or a principal executive officer, of Shearson Lehman Brothers Inc. from 1965 to 1984; Chairman of the Board of Shearson Lehman Brothers Holdings Inc. from 1984 to 1985; and a founding partner of Shearson's predecessor partnership from 1960 to 1965. He is Chairman of the Board of Trustees of Carnegie Hall, and a director of the Baltimore Symphony Orchestra. Mr. Weill is a member of the Board of Governors of New York Hospital and is Vice Chairman of the Board of Overseers of Cornell University Medical Center and a member of the Joint Board of New York Hospital--Cornell University Medical College. He is a member of Cornell University's Johnson Graduate School of Management Advisory Board and a Board of Trustees Fellow. He has served as Chairman of the Joint Mayoral/City Council Commission on Early Child and Child Care Programs during the Dinkins Administration. He is co-chair, serving with New York Lieutenant Governor Stan Lundine, of the Leadership Council for the Early Childhood Investment Fund. He is also a member of The Business Roundtable.

       Mr. Lipp has been a director of the Company since 1991, and is a Vice Chairman and Group Chief Executive of the Company. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. Since completion of the merger with old Travelers, Mr. Lipp has acted as chief executive officer of the Travelers insurance companies based in Hartford, Connecticut. From 1991 to 1993, he was Chairman and Chief Executive Officer of CCC. From April 1986 through September 1991, he was an Executive Vice President of the Company and its corporate predecessor. Prior to joining the Company in 1986, he was a President and a director of Chemical New York Corporation and Chemical Bank where he held senior executive positions for more than five years prior thereto. Mr. Lipp is a director of The New York City Ballet.

       Mr. Zarb has been a director of the Company since 1986, and is a Vice Chairman and Group Chief Executive of the Company. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. He was Chairman and Chief Executive Officer of Smith Barney Inc. and Smith Barney, Harris Upham & Co. Incorporated from November 1988 to June 1993, and President of such corporations from June 1989 to June 1993. He was a General Partner at Lazard Freres & Co. (an investment banking firm) from 1978 to 1988. Previously, he served in the United States Government as Administrator for the Federal Energy Administration from 1974 to 1977; Assistant to the President of the United States for Energy Affairs from 1975 to 1977; Associate Director of the United States Office of Management and Budget from 1973 to 1974; and United States Assistant Secretary of Labor from 1971 to 1972. Mr. Zarb is a director of the Securities Investor Protection Corporation and a member of the Board of Trustees of Hofstra University and the Gerald R. Ford Foundation. He is a member of the New York Stock Exchange Nominating Committee, and serves on the U.S. Enrichment Corporation's Board of Directors.

       Mr. Dimon has been a director of the Company since September 1991. He is President, Chief Operating Officer and Chief Financial Officer of the Company. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. He was, from May 1988 to September 1991, Executive Vice President and Chief Financial Officer of the Company, and was Senior Executive Vice President and Chief Administrative Officer of Smith Barney Inc., a subsidiary of the Company, from 1990 to 1991. He is also a director, the Chief Operating Officer and a member of the Executive Committee of SBSI, and Chief Operating Officer and a director of SBS Holdings. From 1986 to 1988, Mr. Dimon was Senior Vice President and Chief Financial Officer of CCC, the Company's predecessor. From 1982 to 1985, he was a Vice President of American Express Company and Assistant to the President, Sanford I. Weill. Mr. Dimon is a trustee of New York University Medical Center, Chairman of the Board of the New York Academy of Finance, and a member of the Young Presidents' Organization.

       Mr. Greenhill became a director of the Company in August 1993. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. He became Chairman and Chief Executive Officer of SBS in June 1993. He also serves as Chairman and Chief Executive Officer of SBS Holdings. Mr. Greenhill was President of Morgan Stanley Group, Inc. from January 1991 to June 1993. Mr. Greenhill joined Morgan Stanley in 1962 and became a Partner in 1970. In 1972, he directed Morgan Stanley's newly-formed Mergers and Acquisitions Department. In 1980, Mr. Greenhill was named director of Morgan Stanley's Investment Banking Division with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital market services and real estate. In 1980, he also became a member of Morgan Stanley's Management Committee which was the firm's policy-making group. He became a Vice Chairman of Morgan Stanley Group, Inc. in January 1989. Mr. Greenhill is a trustee of the Whitney Museum of American Art, a trustee of the American Enterprise Institute for Public Policy Research, a member of the International Advisory Board of the British-American Chamber of Commerce, and is also a member of the Advisory Board of the New York Academy of Finance.

       Mr. Cooperman joined the Company in November 1991. Prior thereto, he was Chairman and Co-Chief Executive Officer of American Express Company Travel Related Services. He joined American Express in 1972 and assumed positions of increasing responsibility during his tenure there.

       Mr. Ettinger, prior to joining CCC in October 1987, was Partner in charge of the Tax Department of Arthur Young and Company's New York offices for more than five years prior thereto.

       Mr. Prince has been General Counsel of the Company or its predecessor since 1983, and has been a Senior Vice President since 1986.


                          GLOSSARY OF INSURANCE TERMS


       Annuity -- A contract that pays a periodic income benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

       Assumed Reinsurance -- Business received as reinsurance from another company. See "Reinsurance."

       Benefits Under Administration, Including Fees -- Estimates of amounts that fee-based Managed Care and Employee Benefits customers would have been charged if their group health plans had been fully insured.

       Catastrophe -- A severe loss, usually involving many risks such as conflagration, earthquake, windstorm, explosion and other similar events.

       Ceded Reinsurance -- Risks transferred to another company as reinsurance. See "Reinsurance."

       Claim -- Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

       Combined Ratio -- A measure of property-casualty underwriting results. The combined ratio is the sum of (a) Loss Ratio -- the ratio of losses, loss adjustment expenses and, where applicable, policyholder dividends to earned premiums, and (b) Expense Ratio -- the ratio of other underwriting expenses to written premiums. When the combined ratio is under 100%, underwriting results are generally profitable; when the ratio is over 100%, underwriting results are generally unprofitable. Underwriting results do not include investment income, which may make a significant contribution to overall profitability.

       Contractholder Funds -- Receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risks.

       Deductible -- The amount of loss that an insured retains.

       Deferred Acquisition Costs -- Commissions and other selling expenses that vary with and are directly related to the production of business. These acquisition costs are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in conformity with GAAP.

       Defined Contribution Plans -- Type of pension plan in which the contribution rate is certain but the retirement benefit is variable.

       Deposits and Other Considerations -- Consist of cash deposits and charges for mortality risk and expenses associated with universal life insurance, annuities and group pensions.

       Excess Loss Coverage -- Coverage which indemnifies the person for that portion of the loss (arising out of a loss occurrence) which is in excess of the deductible.

       Expense Ratio -- See "Combined Ratio."

       Experience Rated Contracts -- Insurance contracts in which future rates and/or commissions are compiled from past experience, that is, total premiums earned and losses incurred. This can be applied by certain risk classifications or to an individual risk.

       Fiduciary Accounts -- Accounts held on behalf of others.

       General Account -- All an insurer's assets other than those allocated to separate accounts.

       Guaranteed Cost Insurance -- Premium charged on a prospective basis which may be fixed or adjustable on a specified rating basis but never on the basis of loss experience in the period of coverage.

       Guaranteed Investment Contracts (GICs) -- Group contracts sold to pension plans, profit sharing plans and funding agreements that guarantee a stated interest rate for a specified period of time.

       Guaranty Fund -- State-regulated mechanism which is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the obligations to policyholders.

       Health Maintenance Organization (HMO) -- A group of medical care entities organized to provide defined health care services to members in return for fixed periodic premiums paid in advance (usually monthly).

       Incurred But Not Reported Losses (IBNR) -- Losses that have occurred but have not been reported.

       Insurance -- Mechanism for contractually shifting burdens of a number of risks by pooling them.

       Involuntary Business (residual market) -- Risks that are not insurable in the voluntary market due to either the level of risk or pricing. Residual markets are largest for lines in which state governments or other agencies mandate coverage such as workers' compensation. Generally states provide residual market plans that are designed to allocate the underwriting experience for these coverages in proportion to a given carrier's market share.

       Life Contingencies -- Contingencies affecting the duration of life of an individual or a group of individuals.

       Long-Term Care -- Coverage for extended stays in a nursing home or home health services.

       Loss Adjustment Expense (LAE) -- Expenses paid in connection with settling claims.

       Loss Ratios -- See "Combined Ratio."

       Loss Reserves -- Liabilities established by insurers to reflect the estimated cost of claims payments that the insurer will ultimately be required to pay in the future in respect of losses occurring on or prior to the balance sheet date.

       Losses Under Administration -- Projected loss and loss adjustment expense payments to be made for the current policy year on behalf of clients who self-insure and purchase claim adjustment services.

       Managed Health Care Programs -- A method to curb rising medical costs by favorably influencing provider practice patterns and making employees knowledgeable health care consumers by identifying inappropriate care, providing a managed structure in which medical services are offered, and maintaining integrated management information systems to encourage quality and cost-effective use of medical care.

       Market Reinsurance -- Ceded reinsurance purchased from reinsurance companies in the competitive marketplace.

       Morbidity -- The rate at which people become diseased, mentally or physically, or physically impaired.

       Mortality -- The rate at which people die.

       Policy Loan -- A loan made by an insurance company to a policyholder on the security of the cash value of the policy. Policy loans offset benefits payable to policyholders.

       Pool -- Syndicate or association of insurance companies organized to underwrite a particular risk, usually with high limits of exposure. Each member shares in premiums, losses and expenses, according to a predetermined agreement.

       Reinsurance -- The acceptance by one or more insurers, called reinsurers, of all or a portion of the risk underwritten by another insurer who has directly written the coverage. However, the legal rights of the insured generally are not affected by the reinsurance transaction and the insurance enterprise issuing the insurance contract remains liable to the insured for payment of policy benefits.

       Reinsurance Pools and Associations -- Mechanisms established to aggregate insurance, and then distribute results to participants in the mechanism. The pool or association performs rating, loss adjustment and engineering services for certain exposures. In some cases, they are established to absorb business that will not be written voluntarily by insurers.

       Residual Market -- See "Involuntary Business."

       Retention -- The amount of exposure an insurance company retains on any one risk or group of risks.

       Retrospective Rating -- A plan or method which permits adjustment of the final premium or commission on the basis of the actual loss experience, subject to certain minimum and maximum limits.

       Salvage -- Amount received by an insurer from the sale of property (usually damaged) on which the insurer has paid a total loss to the insured. For example, when an insurer has paid the insured the actual cash value of an automobile damaged (usually extensively) by collision, then the insurer takes title to and sells the damaged automobile for its own account. Salvage is applied by insurance companies to reduce the amount of loss paid.

       Self-Insured Retentions -- That portion of the risk retained by a person for its own account. Generally, that person retains an amount of first loss for its own account and purchases an excess of loss cover to protect itself for losses above its retention.

       Separate Accounts -- Funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. The assets of these separate accounts are legally segregated and not subject to claims that arise out of any other business of the insurance company.

       Servicing Carrier -- An insurance company that provides various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool, for a fee.

       Statutory Accounting Practices -- Those accounting practices prescribed or permitted by the National Association of Insurance Commissioners or an insurer's domiciliary state insurance regulator for purposes of financial reporting to regulators.

       Statutory Capital and Surplus -- The excess of statutory admitted assets over statutory liabilities as shown on an insurer's statutory financial statements.

       Structured Settlements -- Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy.

       Subrogation -- The statutory or legal right of an insurer to recover from a third party who is wholly or partially responsible for a loss paid by the insurer under the terms of a policy. For example, when an insurer has paid the insured for loss sustained to his or her automobile as a result of a collision, the insurer may collect through the process of subrogation from the person whose automobile caused the damage. Subrogation recoveries are treated as reductions of the losses paid.

       Surrender Value -- The amount of money, usually the legal reserve under the policy, less sometimes a surrender charge, which an insurance company will pay to a policyholder who cancels a policy. This value may be used as collateral for a loan.

       Trading Portfolio -- Fixed maturity investments that are likely to be sold prior to maturity and are therefore carried at current market value. Unrealized gains and losses on these investments are reflected in stockholders' equity.

       Underwriting --The assumption of risk for designated loss or damage in consideration of receiving a premium. Also includes the process of examining, accepting or rejecting insurance risks, and determining the proper premium.

Item 2.    PROPERTIES.

       The Company's executive offices are located in New York City. Offices and other properties used by the Company's subsidiaries are located throughout the United States. A few subsidiaries have offices located in foreign countries. Most office locations and other properties are leased on terms and for durations which are reflective of commercial standards in the communities where such offices and other properties are located.

       At December 31, 1993, leasehold interests of old Travelers included a total of approximately 6,100,000 square feet of office space at about 300 locations throughout the United States under both operating and capital leases. TIC owns buildings containing approximately 1,610,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office for TIC and Travelers Indemnity. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

       SBS owns a 318,000 total square foot office building and data processing center in New York City. Most of SBS's other offices are located in leased premises, the leases for which expire at various times.

       As part of the Shearson Acquisition, SBS leased three buildings including an office building located at 388 Greenwich Street with approximately
1.6 million square feet, which had been the operations and administration building of LBI. SBS plans to consolidate its executive offices and certain other New York City operations at these locations. Two of the buildings were acquired by an independent third party and were leased by SBS for a period of five years. SBS has a purchase option with respect to these properties. SBS expects to purchase the other building, in which it is currently a tenant, from a partnership in which SBS has an equity interest. In connection with the purchase, SBS will relinquish its interest in the partnership.

       A few other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company is the lessee under the lease on old Primerica's former headquarters in Greenwich, Connecticut. The lease obligation on half of this property ended in December 1991; the remainder of the lease expires in December 1996. The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, Note 18 of Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS.

       This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or of which any of their property is subject. Certain additional matters may be described in the periodic reports filed under the Exchange Act by certain subsidiaries of the Company.

Shareholder Litigation

       For information concerning purported class actions challenging certain aspects of the Merger, see the descriptions that appear in the last paragraph on page 2 and the first two paragraphs on page 3 of the Company's filing on Form 8-K dated September 23, 1993, the third paragraph on page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993 and the third paragraph on page 2 of the Company's filing on Form 8-K dated March
1, 1994, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K.

       For information concerning purported class actions challenging certain aspects of the 1988 merger of Primerica Corporation, a New Jersey Corporation ("old Primerica") into Primerica Holdings, see the description contained in the third and fourth paragraphs of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1989, which description is incorporated by reference herein. A copy of the pertinent paragraphs of such filing is included as an exhibit to this Form 10-K. Subsequent to that filing, other shareholder class actions relating to the same subject were commenced in Federal, New Jersey state, New York state and Connecticut state courts. All of these subsequent actions are currently stayed.

Other Litigation and Legal Proceedings

    Smith Barney Shearson

       For information concerning purported class actions and an individual action against SBHU and others in connection with Worlds of Wonder common stock and convertible debentures, see the description that appears in the first, second and third paragraphs of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the description that appears in the first paragraph of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1990, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. The individual action was dismissed in May 1992. In January 1993, summary judgment was granted for SBHU and the other defendants in the class action. Plaintiffs have appealed the grant of summary judgment to the U.S. Court of Appeals for the Ninth Circuit.

       For information concerning several purported class action lawsuits filed against SBSI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the fourth paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. An amended consolidated complaint with respect to these actions was filed in March 1994, and the consolidated action is entitled In re: Hyperion Securities Litigation.

    Old Primerica

       For information concerning a purported class action against the Company and others in connection with certain changes in the retirement benefits of old Primerica retirees, see the description that appears in the fourth paragraph of page 31 of the Company's filing on Form 10-K for the year ended December 31,

1989, and the description that appears in the fourth full paragraph of page 26 of the Company's filing on Form 10-K for the year ended December 31, 1991, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-
K. In June 1992, the United States Court of Appeals for the Third Circuit reversed the trial court's grant of summary judgment in favor of the Company and the other defendants in the class action, and remanded the case to the District Court to determine certain factual matters. Discovery is proceeding.

       For information concerning matters involving the Company and certain of its subsidiaries relating to federal, state or local regulations or laws regulating the discharge of materials into the environment, see the description that appears in the first full paragraph of page 26 of the Company's filing on Form 10-K for the year ended December 31, 1992, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company is in the process of negotiating a consent decree with respect to soil remediation. The Company believes that insurance maintained by or on behalf of the Company, old Primerica or certain affiliates, indemnities in favor of the Company or such subsidiaries and contributions from other potentially responsible parties will be available to mitigate the financial exposure of the Company and its subsidiaries in these matters. The Company is using a variety of approaches to recover from each of these sources, including pursuing litigation where appropriate relating to such matters. Although there can be no assurance, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

    Old Travelers

       For information concerning a case brought by the federal government against old Travelers involving benefit claims for Medicare handled by old Travelers, see the description that appears in the fourth paragraph of page 2 of the Company's filing on Form 8-K, dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

       For information concerning a case filed by certain subsidiaries of old Travelers involving certain reinsurance contracts with Lloyd's of London, see the description that appears in the paragraph that begins on page 2 and ends on page 3 of the Company's filing on Form 8-K, dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

       Certain of the subsidiaries that the Company acquired in the Merger are involved in defending against claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. For additional information with respect to these claims, reference is made to the discussion of asbestos and environmental claims contained on pages 29 through 31 of this Form 10-K.

       The Securities and Exchange Commission (the "Commission") has been conducting a nonpublic inquiry pursuant to an order of investigation with respect to old Travelers' accounting, reporting and disclosure treatment of certain matters in connection with its lending and loss recognition practices pertaining to real estate investments and related matters going back to January 1, 1988. The Company is cooperating fully with the Commission's staff.

    Other

       For information concerning a California Superior Court case against Transport arising out of a hospital indemnity policy issued by Transport, see the description that appears in the second paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company has reached a settlement agreement with respect to this case.

       The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SBSI, R-H and American Capital have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At a special meeting held on December 30, 1993, the stockholders of the Company voted upon four proposals, one of which related to the combination of the businesses of the Company and old Travelers and three of which were amendments to two of the Company's incentive plans. The proposals were (i) to approve and adopt the Agreement and Plan of Merger dated as of September 23, 1993, between the Company (then known as Primerica Corporation) and old Travelers, including the issuance of up to 110,500,000 shares of the Company's Common Stock in connection with such business combination, (ii) to approve an amendment to the Company's Capital Accumulation Plan, authorizing an increase of 17,000,000 shares in the number of shares of the Company's Common Stock available for issuance under such plan, (iii) to approve an amendment to the Company's Stock Option Plan that established maximum allocations of option grants to certain executive officers of the Company, and (iv) to approve an amendment to the Company's Stock Option Plan, which amendment (x) authorized an increase of 8,000,000 shares in the number of shares of the Company's Common Stock available for issuance pursuant to option grants under such plan, and an increase of 15,000,000 shares in the number of shares of the Company's Common Stock available for issuance pursuant to reload option grants under such plan, and (y) provided for a period of restricted transferability of shares of the Company's Common Stock acquired upon exercise of an option and a minimum appreciation in the market price of the Company's Common Stock over the option exercise price in order for an optionee to receive a reload option in connection with such exercise.

       The voting with respect to these matters was as follows:

 Proposal       Votes Cast    Votes Cast    Abstentions    Broker
                   FOR         AGAINST                    Non-Votes
 --------       ----------    ----------   -----------    ----------

 Proposal 1    203,835,497       621,403       849,925   20,875,874
 Proposal 2    183,091,851    20,898,097     1,316,877   20,875,874
 Proposal 3    209,248,799    15,292,575     1,641,325         0
 Proposal 4    158,785,353    44,565,912     1,955,560   20,875,874


                                    PART II
                                    -------

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

       The Company's common stock is listed on the NYSE and on the Pacific Stock Exchange under the symbol "TRV." The high and low sale prices, as reported on the consolidated transaction reporting system, for the common stock of the Company for the periods indicated, and the dividends per share, are set forth on the next page. All amounts have been adjusted to give retroactive effect to the two stock splits effected in 1993 on the Company's common stock.

                                  1992                                            1993                               1994
             ----------------------------------------------       -------------------------------------------------  ----
              1st Q       2nd Q         3rd Q         4th Q        1st Q     2ndQ        3rd Q       4th Q         1st Q*
             -------     -------       -------       ------       ------     -----       -------     -------       -------
Common Stock
Price

High        $21.3125    $20.8750      $22.2500     $24.9375     $37.3125   $39.4688   $49.5000      $48.6250       $43.125
Low         $18.8125    $17.8750      $19.0625     $20.7500     $24.3125   $31.2188   $37.5938      $38.0000       $36.500

Dividends per
Share of
Common Stock   $.063      $.100          $.100        $.100        $.120      $.120      $.125         $.125         $.125

_______________________________
*   Through February 28, 1994


       At March 8, 1994, the Company had approximately 57,000 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

       For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6.    SELECTED FINANCIAL DATA.

       See "Five-Year Summary of Selected Financial Data" on page 24 of the Company's 1993 Annual Report to Stockholders (the "1993 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 25 of the 1993 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Quarterly Financial Data (unaudited)" on page 57 of the 1993 Annual Report, which material is included as part of
Exhibit 13 to this Form 10-K.

       The preacquisition consolidated balance sheets of The Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants, are included as
Exhibit 99.01 to this Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III
                                    --------


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 27, 1994 filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.


Item 11.   EXECUTIVE COMPENSATION.

       See the material under the caption "Executive Compensation" of the Proxy Statement, incorporated herein by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       See the material under the captions "Voting Rights" and "Security Ownership of Management" of the Proxy Statement, incorporated herein by reference.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       See the material under the captions "Election of Directors" and "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)    Documents filed as a part of the report:

           (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. Also filed as a part of this report are the preacquisition consolidated balance sheets of The Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants. See Exhibit 99.01.

           (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

           (3)    Exhibits:

              See Exhibit Index.

       (b)    Reports on Form 8-K:

           On October 1, 1993, the Company filed a Current Report on Form 8-K dated September 23, 1993, reporting under Item 5 thereof its agreement to acquire the remaining approximately 73% of the common stock of The Travelers Corporation that it did not already own, and certain legal proceedings arising out of the announcement of that agreement.

           On October 21, 1993, the Company filed a Current Report on Form 8-K, dated October 18, 1993, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1993, and certain other selected financial data.

           On December 2, 1993, the Company filed a Current Report on Form 8-K dated November 29, 1993, including under Items 5 and 7 thereof certain historical financial information of The Travelers Corporation and certain pro forma financial information with respect to its merger with The Travelers Corporation.

           No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 13, 1994, the Company filed a Current Report on Form 8-K, dated December 31, 1993, reporting under Item 2 thereof the consummation of the merger of The Travelers Corporation into the Company; and on January 26, 1994, the Company filed a Current Report on Form 8-K, dated January 24, 1994, reporting under Item 5 thereof the results of its operations for the three months and year ended December 31, 1993; and on March 1, 1994, the Company filed a Current Report on Form 8-K, dated March 1, 1994, reporting under Item 5 thereof certain information with respect to legal proceedings in order to update the information incorporated by reference into its shelf registration statements.

                                 EXHIBIT INDEX
                                 -------------

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 3.01     Restated Certificate of Incorporation of         Electronic
          The Travelers Inc., as filed with the
          Delaware Secretary of State on March 30,
          1994.

 3.02     By-Laws of the Company as amended effective
          December 17, 1992, incorporated by
          reference to Exhibit 3.02 to the Company's
          Registration Statement on Form S-3 (No. 33-
          55542).

 10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company
          (as successor to Commercial Credit Company) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1987 (File No. 1-6594).

 10.02.1* Stock Option Plan of the Company, as amended through April 26, 1989, incorporated by reference to Annex A to the prospectus contained in the Company's
          Registration Statement on Form S-8 (No. 33-
          29711).

 10.02.2* Amendment to the Company's Stock Option
          Plan, dated October 23, 1991, incorporated by reference to Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991
          (File No. 1-9924) (the "Company's 1991 10-
          K").

 10.02.3* Amendments to the Company's Stock Option
          Plan, approved by the Company's
          stockholders on April 22, 1992,
          incorporated by reference to Exhibit
          10.02.3 to the Company's Annual Report on
          Form 10-K for the fiscal year ended
          December 31, 1992 (File No.1-9924) (the
          "Company's 1992 10-K").

 10.02.4* Amendment to the Company's Stock Option
          Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

 10.02.5* Amendment No. 11 to the Company's Stock          Electronic
          Option Plan.

 10.02.6* Amendment No. 12 to the Company's Stock          Electronic
          Option Plan.

 10.03*   Retirement Benefit Equalization Plan of          Electronic
          Primerica Corporation (as successor to
          Primerica Holdings, Inc.), as amended.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.04*   Letter Agreement between Joseph A.
          Califano, Jr. and the Company, dated
          December 14, 1988, incorporated by
          reference to Exhibit 10.21.1 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988
          (File No. 1-9924) (the "Company's 1988 10-
          K").

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to
          Exhibit 10.21.2 to the Company's 1988 10-K.

 10.05.2* Amendment to the Company's Deferred
          Compensation Plan for Directors, dated July
          22, 1992, incorporated by reference to
          Exhibit 10.06.2 of the Company's 1992 10-K.

 10.06.1* Supplemental Retirement Plan of the
          Company, incorporated by reference to
          Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1990 (File No. 1-9924)
          (the "Company's 1990 10-K").

 10.06.2* Amendment to the Company's Supplemental          Electronic
          Retirement Plan.

 10.07*   Long-Term Incentive Plan of Primerica
          Corporation, as amended, incorporated by reference to Exhibit 10.08 to the Company's
          1992 10-K.

 10.08.1* Capital Accumulation Plan of the Company
          (the "CAP Plan"), as amended to January 31,
          1993, incorporated by reference to Exhibit
          10.09 to the Company's 1992 10-K.

 10.08.2* Amendment No. 8 to the Company's CAP Plan.       Electronic

 10.09.1* Employment Agreement dated as of December
          16, 1988 among Smith Barney Shearson Inc.
          (formerly Smith Barney, Harris Upham & Co.
          Incorporated; hereinafter "SBS"), the
          Company and Frank G. Zarb (the "FGZ
          Employment Agreement"), incorporated by
          reference to Exhibit 10.01 to the Company's
          Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 1989 (File
          No. 1-9924).

 10.09.2* Assignment Agreement and Amendment No. One       Electronic
          to FGZ Employment Agreement.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.10    Restated Stockholder Rights and Support
          Agreement dated as of November 1, 1989 by and among the Company and Arthur L.
          Williams, Jr., Angela H. Williams, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams & Associates, Inc. Pension and
          Profit Sharing Plan, incorporated by
          reference to Exhibit 10.13 to the Company's
          1990 10-K.

 10.11    Amended and Restated Exclusive Marketing
          Agreement dated as of November 1, 1989 by and among the Company, A.L. Williams &
          Associates, Inc. and Arthur L. Williams,
          Jr., incorporated by reference to Exhibit
          10.14 to the Company's 1990 10-K.

 10.12    Restated Second Amended General Agency
          Agreement ("SAGAA") dated as of November 1,
          1989 by and among Primerica Life Insurance
          Company (formerly Massachusetts Indemnity
          Life Insurance Company; hereinafter
          "Primerica Life"), A.L. Williams &
          Associates, Inc. and Arthur L. Williams,
          Jr., incorporated by reference to Exhibit
          10.15 to the Company's 1990 10-K.

 10.13 Restated First Amendment to SAGAA dated as of November 1, 1989 by and among Primerica
          Life, A.L. Williams & Associates, Inc. and
          Arthur L. Williams, Jr., incorporated by reference to Exhibit 10.16 to the Company's
          1990 10-K.

 10.14    Restated and Amended Agreement of Charles
          D. Adams dated as of November 1, 1989 for the benefit of each of the Company, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams Corporation, incorporated by
          reference to Exhibit 10.17 to the Company's
          1990 10-K.

 10.15    Restated and Amended Agreement of Angela H.
          Williams dated as of November 1, 1989 for the benefit of each of the Company, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams Corporation, incorporated by
          reference to Exhibit 10.18 to the Company's
          1990 10-K.

 10.16.1  Asset Purchase Agreement dated as of March
          12, 1993, by and among Shearson Lehman
          Brothers Inc., SBS, the Company, American
          Express Company and Shearson Lehman
          Brothers Holdings Inc. (the "SLB
          Agreement"), incorporated by reference to
          Exhibit 10.21 to the Company's 1992 10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.16.2 Amendment No. 1, dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.01 to the Company's
          Quarterly Report on Form 10-Q for the
          fiscal quarter ended June 30, 1993 (File
          No. 1-9924) (the "Company's June 30, 1993
          10-Q").

 10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
          June 30, 1993 10-Q.

 10.17.1* Employment Agreement dated June 23, 1993, by and among SBS, the Company and Robert F.
          Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended September
          30, 1993 (File No. 1-9924) (the "Company's
          September 30, 1993 10-Q").

 10.17.2* Form of Amendment to the RFG Employment          Electronic
          Agreement.

 10.18*   Memorandum of Sale dated June 23, 1993,
          between the Company and Robert F.
          Greenhill, incorporated by reference to
          Exhibit 10.02 to the Company's September
          30, 1993 10-Q.

 10.19*   Registration Rights Agreement dated June
          23, 1993, between the Company and Robert F.
          Greenhill, incorporated by reference to
          Exhibit 10.03 to the Company's September
          30, 1993 10-Q.

 10.20*   Restricted Shares Agreement dated June 23,
          1993, by and between the Company and Robert
          F. Greenhill, incorporated by reference to
          Exhibit 10.04 to the Company's September
          30, 1993 10-Q.

 10.21 Agreement and Plan of Merger, dated as of September 23, 1993, between the Company and
          The Travelers Corporation ("old Travelers"), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of old
          Travelers, dated September 23, 1993 and
          filed with the Commission on October 8,
          1993 (File No. 1-5799).

 10.22*   Agreement dated December 21, 1993 between        Electronic
          the Company and Edward H. Budd.

 10.23*   Employment Agreement dated December 31,          Electronic
          1993 between The Travelers Insurance Group
          Inc. and Richard H. Booth.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.24*   Employment Agreement dated December 31,          Electronic
          1993 between The Travelers Insurance Group
          Inc. and Robert W. Crispin.

 10.25*   The Travelers Corporation 1982 Stock Option
          Plan, as amended January 10, 1992,
          incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended
          December 31, 1991 (File No. 1-5799) (the
          "old Travelers' 1991 10-K").

 10.26*   The Travelers Corporation 1988 Stock
          Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended
          December 31, 1992 (File No. 1-5799) (the
          "old Travelers' 1992 10-K").

 10.27*   The Travelers Corporation 1984 Management
          Incentive Plan, as amended effective
          January 1, 1991, incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-
          5799).

 10.28*   The Travelers Corporation Supplemental
          Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers'
          1992 10-K.

 10.29* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective
          January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers' 1991
          10-K.

 10.30*   The Travelers Severance Plan of Officers,        Electronic
          as amended September 23, 1993.

 10.31*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-
          5799).

 11.01    Computation of Earnings Per Share.               Electronic

 12.01    Computation of Ratio of Earnings to Fixed        Electronic
          Charges.

 13.01    Pages 24 through 57 of the 1993 Annual Report    Electronic
          to Stockholders of the Company.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 21.01    Subsidiaries of the Company.                     Electronic


 23.01    Consent of KPMG Peat Marwick, Independent        Electronic
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand, Independent        Electronic
          Accountants.

 24.01    Powers of Attorney.                              Electronic

 28.01    Information from Reports Furnished to State         P
          Insurance Regulatory Authorities.  Schedule       Paper
          P of the Consolidated Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated fire and casualty insurers, and Schedule P of the Consolidated Annual
          Statement of Gulf Insurance Company and its affiliated fire and casualty insurers.

 99.01    Consolidated balance sheets of The               Electronic
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02    The last paragraph of page 2 and the first       Electronic
          two paragraphs of page 3 of the Company's
          Current Report on Form 8-K dated September
          23, 1993 (File No. 1-9924), the third
          paragraph of page 26 of the Company's
          September 30, 1993 10-Q, and the third
          paragraph of page 2 of the Company's
          Current Report on Form 8-K dated
          March 1, 1994 (File No. 1-9924) (the
          "Company's March 1, 1994 8-K").

 99.03    The third and fourth paragraphs of page 30       Electronic
          of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989 10-
          K").

 99.04    The first, second and third paragraphs of        Electronic
          page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's
          1990 10-K.

 99.05    The fourth paragraph of page 26 of the           Electronic
          Company's September 30, 1993 10-Q.

 99.06    The fourth paragraph of page 31 of the           Electronic
          Company's 1989 10-K, and the fourth full paragraph of page 26 of the Company's 1991
          10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 99.07    The first full paragraph of page 26 of the       Electronic
          Company's 1992 10-K.

 99.08    The fourth paragraph of page 2 of the            Electronic
          Company's March 1, 1994 8-K.

 99.09    The paragraph that begins on page 2 and          Electronic
          ends on page 3 of the Company's March 1, 1994 8-K.

 99.10    The second paragraph of page 26 of the           Electronic
          Company's September 30, 1993 10-Q.


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1993 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1993 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, The Travelers Inc., 65 East 55th Street, New York, New York 10022.

______________________________
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of

March, 1994.
                                   THE TRAVELERS INC.
                                   (Registrant)


                                   By:  /s/ Sanford I. Weill
                                        . . . . . . . . . . . . . . . . . . . .
                                        Sanford I. Weill, Chairman of
                                        the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1994.
          Signature                 Title
          ---------                 -----


 /s/ Sanford I. Weill
 . . . . . . . . . . . . . .        Chairman of the Board, Chief
       Sanford I. Weill             Executive Officer
                                     (Principal Executive Officer)
                                    and Director


 /s/ James Dimon
 . . . . . . . . . . . . . .        President, Chief Operating
         James Dimon                Officer,
                                     Chief Financial Officer
                                    (Principal Financial
                                       Officer) and Director

 /s/ Irwin R. Ettinger
 . . . . . . . . . . . . . .        Senior Vice President and Chief
      Irwin R. Ettinger             Accounting
                                    Officer (Principal Accounting
                                    Officer)


              *
 . . . . . . . . . . . . . .        Director
     C. Michael Armstrong

              *
 . . . . . . . . . . . . . .        Director
      Kenneth J. Bialkin

          Signature                 Title
          ---------                 -----

              *
 . . . . . . . . . . . . . .        Director
       Richard H. Booth



              *                     Director
 . . . . . . . . . . . . . .
        Edward H. Budd


              *
 . . . . . . . . . . . . . .        Director
   Joseph A. Califano, Jr.


              *
 . . . . . . . . . . . . . .        Director
      Robert W. Crispin

              *
 . . . . . . . . . . . . . .        Director
     Douglas D. Danforth


              *
 . . . . . . . . . . . . . .        Director
      Robert F. Daniell


              *
 . . . . . . . . . . . . . .        Director
     Leslie B. Disharoon

              *
 . . . . . . . . . . . . . .        Director
        Gerald R. Ford


              *
 . . . . . . . . . . . . . .        Director
     Robert F. Greenhill

          Signature                 Title
          ---------                 -----


              *
 . . . . . . . . . . . . . .        Director
      Ann Dibble Jordan

              *
 . . . . . . . . . . . . . .        Director
        Robert I. Lipp

              *
 . . . . . . . . . . . . . .        Director
       Dudley C. Mecum


              *
 . . . . . . . . . . . . . .        Director
      Andrall E. Pearson

              *
 . . . . . . . . . . . . . .        Director
        Frank J. Tasco


              *
 . . . . . . . . . . . . . .        Director
       Linda J. Wachner


              *
 . . . . . . . . . . . . . .        Director
    Joseph R. Wright, Jr.

              *
 . . . . . . . . . . . . . .        Director
        Arthur Zankel


              *
 . . . . . . . . . . . . . .        Director
        Frank G. Zarb

        /s/ James Dimon
 *By:  . . . . . . . . . . .
        James Dimon
        Attorney-in-fact



                                          The Travelers Inc. and Subsidiaries

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

                                          _________________________________

                                                                                              Incorporated
                                                                                            By Reference from
                                                                                           the Company's 1993
                                                                                            Annual Report to
                                                                                Page         Stockholders at
                                                                                Herein       Page Indicated
                                                                                ------     ------------------
       Independent Auditors' Report                                             F-2                58

       Consolidated Statement of Income for the year ended
       December 31, 1993, 1992 and 1991                                                            34

       Consolidated Statement of Financial Position at
       December 31, 1993 and 1992                                                                  35

       Consolidated Statement of Changes in Stockholders'
       Equity for the year ended December 31, 1993, 1992 and 1991                                  36

       Consolidated Statement of Cash Flows for the year ended
       December 31, 1993, 1992 and 1991                                                            37

       Notes to Consolidated Financial Statements                                                 38-57

       Schedules:

               Schedule I - Marketable Securities - Other Investments            F-3

               Schedule II - Amounts Receivable from Related Parties
               and Underwriters, Promoters, and Employees Other Than
               Related Parties                                                F-4 - F-10

               Schedule III - Condensed Financial Information of
               Registrant (Parent Company only)                              F-11 - F-14

               Schedule VI - Reinsurance                                         F-15

               Schedule IX - Short-Term Borrowings                               F-16
       *Schedules not listed are omitted as not applicable or not required by Regulation S-X.


                    Independent Auditors' Report



The Board of Directors and Stockholders
The Travelers Inc.:


Under date of January 24, 1994, we reported on the consolidated statements of financial position of The Travelers Inc. (formerly Primerica Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick

KPMG Peat Marwick

New York, New York
January 24, 1994


                                                                                                     SCHEDULE I
                                          The Travelers Inc. and Subsidiaries
                                       Marketable Securities - Other Investments

                                                   December 31, 1993
                                               (In millions of dollars)



                Column A                                  Column B           Column C        Column D
                --------                                  --------           --------        --------
                                                                                            Amount at
                                                                                           Which Shown
                                                                              Market          in the
       Type of Investment                                   Cost              Value       Balance Sheet
       ------------------                                   ----              -----       -------------
       Fixed maturities
         Bonds
           United States
             Government and government
             agencies and authorities (1)                  $8,427             $8,530             $8,427
           States, municipalities and
             political sub-divisions                        3,073              3,111              3,073
           Foreign governments                                541                549                541
           Public utilities                                 3,105              3,136              3,105
           Convertibles and bonds with
             warrants attached                                405                412                405
           All other corporate bonds                       12,672             12,836             12,672
         Redeemable preferred stock                            63                 65                 63
                                                          -------            -------            -------
            Total fixed maturities                        $28,286            $28,639            $28,286
                                                           ------             ------             ------
       Equity securities
         Common stocks
           Banks, trust and insurance companies           $    15            $    14            $    14
           Industrial and all other                           263                297                297
         Non-redeemable preferred stocks                      235                244                244
                                                          -------            -------            -------
            Total equity securities                           513            $   555                555
                                                          -------            =======           -------

       Mortgage loans on real estate                        7,365                                 7,365
       Real estate held for sale                            1,049                                 1,049
       Policy loans                                         1,367                                 1,367
       Short-term investments                               1,651                                 1,651
       Other investments                                    1,008                                 1,008
                                                          -------                               -------
            Total investments                             $41,239                               $41,281
                                                           ======                                ======



       (1) includes mortgage-backed security obligations of U.S. Government agencies.


                                                                                                           SCHEDULE II
                                         The Travelers Inc. and Subsidiaries
    Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                            Year Ended December 31, 1993

              Column A                     Column B          Column C       Column D               Column E
              --------                     --------          --------       --------               --------

                                                                                            Balance at End of Year
                                                                                          -------------------------
                                          Balance at                         Amounts      Due within      Due after
           Name of Debtor              Beginning of Year     Additions      Collected      one-year       one-year
- ------------------------------------------------------------------------------------------------------------------
D. Allen *                                      $   -           $144,313      $   -          $   -          $144,313
R. Altemus *                                        -            198,725          -              -           198,725
S. Baritz *                                         -            203,400          -              -           203,400
W. Barndollar *                                     -            136,676        30,044           -           106,632
N. Boccella *                                       -            101,875          -              -           101,875
L. Brachfeld *                                      -            199,475          -              -           199,475
J. Brock *                                          -            350,375          -              -           350,375
R. Buckingham *                                     -            100,000          -              -           100,000
E. Butler, Jr. *                                    -            148,925          -              -           148,925
R. Cerasia *                                        -            216,250          -              -           216,250
R. Chanin *                                         -            477,471          -              -           477,471
R. Conway *                                         -            298,500          -              -           298,500
T. Cook *                                           -            143,000          -              -           143,000
G. Dahl *                                           -            421,663          -              -           421,663
G. Daniels *                                        -            351,059          -              -           351,059
D. Darrah *                                         -            285,750          -              -           285,750
W. Davis *                                          -            298,000          -              -           298,000
J. Delahaye *                                       -            142,963          -              -           142,963
E. Depatie *                                        -            149,875          -              -           149,875
D. Desmon *                                         -            152,250          -              -           152,250
E. Dipple *                                         -            601,138          -              -           601,138
M. Donohue *                                        -            100,000          -              -           100,000
D. Drescher *                                       -            394,363          -              -           394,363
I. Dublirer *                                       -            380,750          -              -           380,750
L. Epstein *                                        -            448,250          -              -           448,250
R. Ferrelli *                                       -            181,250          -              -           181,250
E. Fitzsimons *                                     -            221,278          -              -           221,278
G. Foley *                                          -            224,100          -              -           224,100
J. Frager *                                         -            121,125          -              -           121,125
H. Gaykian *                                        -            179,150          -              -           179,150




                                                                                                           SCHEDULE II
                                         The Travelers Inc. and Subsidiaries
    Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                            Year Ended December 31, 1993



              Column A                     Column B          Column C       Column D               Column E
              --------                     --------          --------       --------               --------
                                                                                            Balance at End of Year
                                                                                          ------------------------
                                          Balance at                         Amounts      Due within      Due after
           Name of Debtor              Beginning of Year     Additions      Collected      one-year       one-year
- ------------------------------------------------------------------------------------------------------------------
R. Gintz *                                          -            148,300          -              -           148,300
A. Goldstein *                                      -            118,375          -              -           118,375
L. Goldstein *                                      -            104,250          -              -           104,250
P. Grassi *                                         -            299,475          -              -           299,475
W. Greer *                                          -            144,382          -              -           144,382
G. Helmich *                                        -            218,000          -              -           218,000
M. Hess *                                           -            150,130          -              -           150,130
R. Hlavek *                                         -            393,988          -              -           393,988
J. Hogue *                                          -            287,475          -              -           287,475
I. Hovey *                                          -            148,438          -              -           148,438
G. Irish *                                          -            216,688          -              -           216,688
R. Isaacman *                                       -            150,425          -              -           150,425
B. Jackson *                                        -            151,037          -              -           151,037
B. Klefos *                                         -            104,018          -              -           104,018
M. Koblak *                                         -            265,502          -              -           265,502
K. Kuklenski *                                      -            148,500          -              -           148,500
R. Leo *                                            -            404,063          -              -           404,063
J. Levitt *                                         -            387,125          -              -           387,125
G. Linger *                                         -            106,750          -              -           106,750
C. Lofgren *                                        -            701,390        16,371           -           685,019
R. Mathews *                                        -            104,038          -              -           104,038
M. McHugh *                                         -            101,125          -              -           101,125
R. McCord III *                                     -            449,350          -              -           449,350
T. McNellis *                                       -            141,525          -              -           141,525
R. Melzer *                                         -            317,393          -              -           317,393
J. Moreau *                                         -            212,913          -              -           212,913
C. Muff *                                           -            142,853          -              -           142,853
G. Mulqueen *                                       -            187,875          -              -           187,875




                                                                                                           SCHEDULE II
                                         The Travelers Inc. and Subsidiaries
    Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                            Year Ended December 31, 1993



              Column A                     Column B          Column C       Column D               Column E
              --------                     --------          --------       --------               --------

                                                                                            Balance at End of Year
                                                                                          ------------------------
                                          Balance at                         Amounts      Due within      Due after
           Name of Debtor              Beginning of Year     Additions      Collected      one-year       one-year
- ------------------------------------------------------------------------------------------------------------------
A. Munroe *                                         -            147,688          -              -           147,688
W. Murphy *                                         -            150,413          -              -           150,413
D. Nee *                                            -            150,338          -              -           150,338
E. Osman *                                          -            151,663          -              -           151,663
J. Plumeri *                                        -            403,141          -              -           403,141
M. Pullman *                                        -            148,225          -              -           148,225
A. Purdie, Jr. *                                    -            399,996          -              -           399,996
G. Rach *                                           -            149,000          -              -           149,000
M. Rader *                                          -            147,863          -              -           147,863
R. Reissiger *                                      -            148,925          -              -           148,925
W. Rogan *                                          -            418,203          -              -           418,203
M. Rogers, Jr. *                                    -            437,250          -              -           437,250
R. Rogers *                                         -            426,413          -              -           426,413
J. Sando *                                          -            249,993          -              -           249,993
C. Sawicki *                                        -            102,813          -              -           102,813
D. Scharenberg *                                    -            100,013          -              -           100,013
G. Scheidt *                                        -            473,250          -              -           473,250
M. Serranio *                                       -            100,000          -              -           100,000
R. Shores *                                         -            119,000          -              -           119,000
C. Singer *                                         -            148,838          -              -           148,838
K. Skiba *                                          -            148,063          -              -           148,063
J. Sokol *                                          -            155,850          -              -           155,850
R. Sproul *                                         -            100,000          -              -           100,000
M. Steckler *                                       -            150,450          -              -           150,450
M. Stocklan *                                       -          1,157,178     70,543              -         1,086,635
S. Stoker *                                         -            159,175          -              -           159,175
A. Stuvland *                                       -            152,438          -              -           152,438
C. Tara *                                           -            148,000          -              -           148,000




                                                                                                                    SCHEDULE II
                                                  The Travelers Inc. and Subsidiaries
             Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                                     Year Ended December 31, 1993


              Column A                     Column B          Column C       Column D               Column E
              --------                     --------          --------       --------               --------
                                                                                            Balance at End of Year
                                                                                          ------------------------
                                          Balance at                         Amounts      Due within      Due after
           Name of Debtor              Beginning of Year     Additions      Collected      one-year       one-year
- ------------------------------------------------------------------------------------------------------------------
D. Tidlund *                                        -            316,350          -              -           316,350
A. Trattner *                                       -            145,625          -              -           145,625
W. Ullmark *                                        -            416,011          -              -           416,011
D. Verhille *                                       -            150,000          -              -           150,000
R. Warren *                                         -            285,000          -              -           285,000
W. Wilcox *                                         -            451,100          -              -           451,100
N. Wood *                                           -            128,750          -              -           128,750
A. Fedele (1)                                     33,253         103,630         4,427         35,017         97,439
R. Hammack (2)                                      -            810,461        39,625          **           770,836
D. Holt (3)                                         -            157,101          -           100,000         57,101
H. Irvine (4)                                       -            104,982          -           104,982           -
B. Klein (5)                                        -            379,997       218,329          **           161,668
A. Langer (6)                                       -            138,980         6,991        131,989           -
L. Lekai (7)                                        -            353,500       133,380         41,620        178,500
J. McKenzie (8)                                  107,985           4,745       106,039          6,691           -
P. Morrison (9)                                     -            175,944        43,749         70,986         61,209
C. Nolting (10)                                     -            155,537          -              -           155,537
D. Perez (11)                                       -            264,670       125,000        139,670           -
S. Ricardo (12)                                     -            315,474          -             **           315,474
M. Rogers (13)                                      -            212,167        50,000          **           162,167
J. Rupp (14)                                     172,595           4,456        95,535         81,516           -
R. Salyer (15)                                      -            296,617       110,284        180,000          6,333
C. Santoro (16)                                     -            468,179          -            78,179        390,000
D. Standridge (17)                                  -            156,480        26,080         52,160         78,240
F. Traynor (18)                                     -            156,540        36,806         12,000        107,734
M. Wagner (19)                                      -            164,509        34,977           **          129,532
Others (20)                                    $    -           $298,475      $   -         $    -          $298,475




                                                                                                                    SCHEDULE II
                                                  The Travelers Inc. and Subsidiaries
             Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                                     Year Ended December 31, 1993



(*)  The  Executive Stock Loan Program of Smith Barney Shearson,  which was initiated in 1987 by  LBI and is no longer available, provided low interest demand loans on an unsecured basis, to assist  key employees in acquiring common stock through  open market purchases.  These loans, which were acquired as  part of the Shearson Acquisition, are payable on  demand and may not extend beyond December  31, 1996.  Loans  under this program bear  interest at the lower of the prime lending rate minus 2% or 11%,  which is forgivable if still employed by Smith  Barney Shearson at December 31, 1996.

(**) Due to the nature of the repayment terms, it cannot be determined how much will be repaid during 1994. Therefore, all amounts are included in "Due After One-Year."

(1)  Consists of: a note for $200,000 of which $28,500 is remianing, is payable by $250 bi-monthly payroll deductions.
     The balance is  payable in February 1994  vs. bonus and bears interest  at 8%; a note  for $100,000 is payable by
     $250  bi-monthly  payroll deductions.    The balance  is payable  in three  equal  installments of  $30,000, plus interest, February 1995, 1996 and 1997, respectively, vs. bonus and interest accrues at 8%.
(2)  The note  is payable  by monthly  payroll deductions of  15% of  all net after-tax income.   Interest  is payable
     monthly and accrues at the prime lending rate plus 1%.
(3)  The note  is payable in three  equal installments of $50,000, plus interest,  January 1, 1994, July  1, 1994, and
     July 1, 1995 and accrues interest at 8%.
(4)  The note is payable by March 31, 1994 and interest accrues at Smith Barney Shearson's margin rate.
(5)  The note  is payable  by monthly payroll  deductions of  $2,500, plus $5,000  from monthly  gross commission from
     $90,000 to $125,000, plus $10,000 for gross commission over $125,000 and interest accrues at broker's call rate.
(6)  The note is payable by April 30, 1994 and interest accrues at broker's call rate.
(7)  The note  is payable  in two installments  of $41,620,  plus interest, February  1994 and  $175,000 plus interest
     February 1995 vs. bonus and interest accrues at 8%.
(8)  The  note  is payable  May  1, 1994  and  bears interest  at 110%  of  the applicable  IRS  rate.   This  note is
     collateralized by  a mortgage on  the premises owned by  the debtor.   Smith Barney Shearson  also has a security
     interest in and general continuing lien upon all property of the debtor.
(9)  The note is  payable by monthly  payroll deductions of  $2,582 plus a  quarterly payment of $10,000  and interest accrues at 8%.
(10) The note is payable from retirement deferred compensation and interest accrues at broker's call rate.
(11) The note  is payable  by December 31,  1993, and  is currently  in arrears and  interest accrues  at Smith Barney
     Shearson's margin rate.
(12) The note is payable by 5/1/95 from annual gross commissions and bonus excess of $250,000 and interest on loan and interest accrues at 8%.
(13) The note  is payable February  1994 and 1995  vs. bonus and interest  accrues at Smith Barney  Shearson's margins rate.
(14) The note is payable on January 19, 1994 and interest accrues at 7%.
(15) The  notes are payable by monthly  payroll deductions of $15,000 and interest accrues  at Smith Barney Shearson's margin rate.
(16) The note is payable in installments of $60,000, plus interest, February 1994, $130,000, plus interest in February
     1995, 1996 and 1997 and interest accrues at 8%.
(17) The note is payable in annual installments as follows: $26,080 in February, 1994 vs. bonus and $52,160 in February
     1995 and 1996 vs. bonuses and  is non-interest bearing.
(18) The notes are payable by monthly payroll deductions of $1,000 and interest accrues at broker's call rate.
(19) The  note of $100,000 is payable by payroll deductions  of $542 and from all bonuses  and the interest accrues at
     Smith Barney Shearson's margin rate.  The note  for $42,137 is payable in annual installments of $10,534 on  June
     18, 1993, and $31,603 on June 20, 1994 and interest accrues at broker's call rate plus  1/4%.
(20) The aggregate amount of loans to individuals who terminated employment and are outstanding at December 31, 1993.




                                                                                                                    SCHEDULE II
                                                  The Travelers Inc. and Subsidiaries
             Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                                     Year Ended December 31, 1992


               Column A              Column B           Column C        Column D                  Column E
               --------              --------           --------        --------                  --------
                                                                                           Balance at End of Year
                                                                                        --------------------------
                                    Balance at                           Amounts        Due within       Due after
            Name of Debtor      Beginning of Year      Additions        Collected        one-year         one-year
- ------------------------------------------------------------------------------------------------------------------
         K. Yarnell (1)                   $549,982         $   -           $549,982        $    -            $   -
         J. Long (1)                       310,251             -            310,251             -                -
         R. White (2)                      124,667            4,634          51,560           77,741             -
         A. Fedele (2)                     101,946            6,038          74,731            6,000           27,253
         J. McKenzie (2)                      -             107,985            -              53,993           53,992
         J. Rupp (2)                          -             191,685          19,090          172,595             -

        (1)  Represent  loans to current  and former  members of  senior management made during  their employment  to purchase shares of the  Company's common stock pursuant to the Stock Purchase Assistance Plan approved by the shareholders
             during 1984.  In accordance  with the terms of  the plan the loans bear  interest at 6.7% to 10% currently.   The
             rate is not less than that  which is necessary to avoid  unstated interest under the Internal Revenue Code.   The
             notes  generally mature within five years and are collateralized  by all or a portion of the shares of the common stock acquired with the proceeds.
        (2)  Interest bearing promissory note to current employees.






                                                                                                                    SCHEDULE II
                                                  The Travelers Inc. and Subsidiaries
             Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                                                     Year Ended December 31, 1991


               Column A              Column B           Column C        Column D                  Column E
               --------              --------           --------        --------                  --------

                                                                                           Balance at End of Year
                                                                                        -------------------------
                                    Balance at                           Amounts        Due within       Due after
            Name of Debtor      Beginning of Year      Additions        Collected        one-year         one-year
- ------------------------------------------------------------------------------------------------------------------
         D. Rosellini (1)                 $395,646         $   -           $395,646         $   -            $   -
         C. Dornbush (1)                   135,438             -            135,438             -                -
         K. Yarnell (1)                    549,982             -               -             549,982             -
         J. Long (1)                       310,251             -               -             310,251             -
         P. Goldberg (1)                   101,942             -             63,000           38,942             -
         R. White (2)                      113,000           11,667            -              86,667           38,000
         A. Fedele (2)                        -             106,268           4,322            6,000           95,946


        (1)  Represent loans  to current  and former  members of senior management  made during  their employment  to purchase shares of the Company's common stock pursuant to the Stock Purchase Assistance Plan approved by the  shareholders during  1984.  In accordance with  the terms of the  plan the loans bear interest  at 6.7% to 10% currently.  The rate is not less than that  which is necessary to avoid unstated  interest under the Internal Revenue  Code.  The notes generally mature within five years and  are collateralized by all or a portion of  the shares of the common stock acquired with the proceeds.
        (2)  Interest bearing promissory note to current employee.





                                                                                                  SCHEDULE III
                                                 The Travelers Inc.
                                                (Parent Company Only)

                                    Condensed Financial Information of Registrant
                                              (In millions of dollars)

                                            Condensed Statement of Income

                                                                            Years Ended December 31,
                                                                       --------------------------------
                                                                       1993           1992           1991
                                                                       ----           ----           ----
      Income:
      -------
        Equity in income of old Travelers                            $126            $  -           $  -
        Gain on sales of stock of subsidiaries and affiliate            -              96             40
        Other                                                           6              12              5
                                                                      ---            ----            ---
           Total                                                      132             108             45
                                                                      ---            ----            ---

      Expenses:
      ---------
        Interest                                                     $ 77            $ 79           $103
        Other                                                          46              58             91
                                                                      ---             ---            ---
           Total                                                      123             137            194
                                                                      ---             ---            ---

      Pre-tax income (loss)                                             9             (29)          (149)

      Income tax benefit                                              (35)              9             50
                                                                     ----            ----           ----

      Net loss before equity in net income
        of subsidiaries                                                44             (20)           (99)

      Equity in net income of subsidiaries                            907             776            578

      Cumulative effect of changes in accounting principles
        (including $17 and $28, respectively,
         applicable to subsidiaries)                                  (35)            (28)             -
                                                                     ----           -----           ----

      Net income                                                     $916            $728           $479
                                                                      ===             ===            ===


      The  condensed  financial statements  should  be read  in  conjunction with  the  consolidated financial statements  and notes  thereto  and the  accompanying notes  to the  condensed financial  information of
      Registrant.




                                                                                                      SCHEDULE III
                                                 The Travelers Inc.
                                                (Parent Company Only)
                                    Condensed Financial Information of Registrant
                                  (In millions of dollars except per share amounts)
                                      Condensed Statement of Financial Position
                                                                                   December 31,
                                                                            -----------------------
                                                                             1993            1992
                                                                            -------        --------
  Assets
  ------
  Investment in subsidiaries at equity                                       $11,808        $4,830
  Advances to and receivables from subsidiaries                                  433           263
  Investment in old Travelers                                                      -           485
  Cost of acquired businesses in excess of net assets                            686           538
  Other                                                                           24            49
                                                                              ------         -----
                                                                             $12,951        $6,165
                                                                              ======         =====
  Liabilities
  -----------
  Short-term borrowings                                                      $   329        $   71
  Long-term debt                                                               1,504           518
  Advances from and payables to subsidiaries                                   1,033           818
  Other liabilities                                                              549           329
                                                                               -----         -----
                                                                               3,415         1,736
                                                                               -----         -----
  Redeemable preferred stock (held by subsidiary)                                100           200
                                                                               -----         -----

  ESOP Preferred stock - Series C                                                235             -
  Guaranteed ESOP obligation                                                    (125)            -
                                                                               -----         -----
                                                                                 110             -
                                                                               -----         -----

  Stockholders' equity
  --------------------
  Preferred stock ($1.00 par value) authorized shares: 30 million), at
   aggregate liquidation value                                                   800           300
  Common stock ($.01 par value; authorized shares:
   500 million; issued shares: 1993 - 368,287,709 and
   1992 - 253,524,014)                                                             4             3
  Additional paid-in capital                                                   6,566         2,147
  Retained earnings                                                            3,140         2,363
  Treasury stock, at cost (1993 - 41,155,405 shares;
   1992 - 31,572,048 shares)                                                  (1,121)         (540)
  Unearned compensation - restricted stock and other, net                        (63)          (44)
                                                                              ------         -----
                                                                               9,326         4,229
                                                                              ------         -----
                                                                             $12,951        $6,165
                                                                              ======         =====

  The condensed  financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.




                                                                                                       SCHEDULE III
                                                 The Travelers Inc.
                                                (Parent Company Only)

                                    Condensed Financial Information of Registrant
                                              (In millions of dollars)

                                          Condensed Statement of Cash Flows

                                                                           Year ended December 31,
                                                                           -----------------------
                                                                 1993             1992            1991
                                                                ------           ------          -----
 Cash Flows From Operating Activities
 ------------------------------------
 Net Income                                                    $  916             $ 728           $ 479
 Adjustment to reconcile net income to
   cash provided by operating activities:
     Equity in net income of subsidiaries                        (907)             (776)           (578)
 Dividends received from subsidiaries, net                        349               365             187
 Advances from subsidiaries, net                                   45               292             115
 Other, net                                                        61                57             (15)
                                                                -----               ---            ----
 Net cash provided by (used in) operating activities              464               666             188
                                                                  ---               ---            ----
 Cash Flows From Investing Activities
 ------------------------------------
 Capital contribution to subsidiaries                          (1,100)                -               -
 Business acquisitions                                              -              (485)              -
 Business divestments                                               -               259             103
                                                                ------            -----             ---
 Net cash provided by (used in) investing activities            (1,100)            (227)            103
                                                                ------            -----             ---

 Cash Flows From Financing Activities
 ------------------------------------
 Issuance of preferred stock                                        -               290               -
 Dividends paid                                                  (139)              (85)            (48)
 Issuance of common stock                                         329                 -               -
 Cash received from stock options exercised                         8                14              41
 Treasury stock acquired                                          (58)             (122)            (89)
 Stock tendered by employees for payment
   of withholding taxes                                           (77)              (56)            (10)
 Issuance of long-term debt                                       450               100             100
 Payments and redemptions of long-term debt                       (35)             (209)            (20)
 Net change in short-term borrowings                              258              (271)           (165)
 Redemption of redeemable preferred stock
   (held by subsidiary)                                          (100)             (100)           (100)
                                                                 ----             -----            ----
   Net cash provided by (used in) financing activities            636              (439)           (291)
                                                                 ----             -----            ----
   Change in cash                                             $     -            $    -          $    -
                                                               ======             =====           =====

 Supplemental disclosure of cash flow information:
 -------------------------------------------------
 Cash paid during the period for interest                       $  68             $  84           $ 100
                                                                 ====              ====            ====
 Cash received during the period for taxes                      $ 129             $  65           $  27
                                                                 ====              ====            ====

 The condensed financial  statements should be read in conjunction with the  consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.


                                                               SCHEDULE III
    Notes to Condensed Financial Statements of Registrant
    (In millions of dollars)


1.  Principles of Consolidation
    ---------------------------

    The accompanying financial statement include the accounts of The Travelers Inc. (the Parent) and on an equity basis its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

    On December 17, 1992 Primerica Holdings, Inc. (Primerica Holdings), one of the Parent's principal holding company subsidiaries, merged with and into the Parent. The Parent is the surviving corporation of the merger and has succeeded to all of the rights and obligations of Primerica Holdings.


2.  Debt
    ----

    Aggregate  annual   maturities  on  long-term  debt  obligations excluding
    principal   payments  on  the  ESOP  loan obligation and the 12% GNMA/FNMA collateralized obligations, are as follows:

                                         1994       $  93
                                         1995       $   -
                                         1996       $ 100
                                         1997       $ 185
                                         1998       $ 250


                                                                                              SCHEDULE VI
                                    The Travelers Inc. and Subsidiaries
                                                Reinsurance
                                         (In millions of dollars)




      Column A                       Column B        Column C       Column D       Column E     Column F
      --------                       --------        --------       --------       --------     --------
                                                                                                  % of
                                                     Ceded to       Assumed                      Amount
                                       Gross          Other        From Other        Net         Assumed
                                       Amount       Companies      Companies        Amount       To Net
                                       ------       ---------      ---------        ------       -------
 Year ended December 31, 1993
 ----------------------------

 Life insurance in force (1)          $502,319       $ 93,747       $5,126         $413,701        1.24%
                                       =======        =======       ======          =======       =====


 Premiums
   Life insurance                     $1,176            $284           $ 2        $  894          0.2%
   Accident and health insurance         393              56           (8)           329         (0.2)%
   Warranty, property and
    casualty insurance                   417             177            17           257          0.6%
                                       -----             ---           ---         -----
                                      $1,986            $517          $ 11        $1,480
                                       =====             ===           ===         =====


 Year ended December 31, 1992
 ----------------------------
 Life insurance in force            $324,643        $ 90,379        $1,550      $235,814           .7%
                                     =======         =======         =====       =======          ====


 Premiums
   Life insurance                     $1,212            $312           $ 9         $ 909          1.0%
   Accident and health insurance         437              40             7           404          1.6%
   Warranty, property and
    casualty insurance                   513             180            48           381         12.8%
                                       -----             ---            --         -----
                                      $2,162            $532           $64        $1,694
                                       =====             ===            ==         =====


 Year ended December 31, 1991
 ----------------------------

 Life insurance in force            $331,661        $105,994        $2,653      $228,320          1.2%
                                     =======         =======         =====       =======          ====


 Premiums
   Life insurance                     $1,281            $390           $38         $ 929          4.1%
   Accident and health insurance         530              58            17           489          3.6%
   Warranty, property and
    casualty insurance                   508             174            31           365          8.1%
                                       -----             ---            --         -----
                                      $2,319            $622           $86        $1,783
                                       =====             ===            ==         =====






(1) Amounts at December 31, 1993 include The Travelers Insurance Group.

                                                                                                            Schedule IX
                                                   The Travelers Inc. and Subsidiaries
                                                          Short-term Borrowings
                                                         Year Ended December 31,
                                                        (In millions of dollars)
    Column A                                 Column B             Column C          Column D           Column E            Column F
- ------------------                            ----------        --------------    ---------------     ---------------  -------------

 Category of                                                        Weighted          Maximum              Average         Weighted
                                                                                                                           Average
Aggregate Short-                              Balance at           Average      Amount Outstanding  Amount Outstanding    Interest
                                                                                                                             Rate
Term Borrowings                              End of Year       Interest Rate     During the Year     During the Year    During the
                                                                                                                              Year
- ------------------                            -----------       -------------     ---------------     ---------------    ----------

 1993
 ----
Commercial paper
- ----------------
  Commercial Credit Company (2)                 $2,206                 3.34%             $2,387            $2,027           3.18%
  The Travelers Inc. (2)                        $  329                 3.43%             $  361            $  115           3.17%
  Smith Barney Shearson (3)                     $1,401                 3.29%             $1,401            $  606           3.16%

Amounts payable to banks for borrowings (1,3)   $2,053                 2.24%             $2,838            $1,660           3.00%
 ---------------------------------------

Securities loaned or sold
- -------------------------
 under agreements to repurchase                  $5,275                 2.77%             $7,968            $5,797          2.72%
 -------------------------------

 1992
 ----
 Commercial paper (2)
 ----------------
  Commercial Credit Company                      $2,387                 3.55%             $2,432            $2,092          3.76%
  The Travelers Inc.                             $   71                 3.74%             $  374            $  163          3.92%

 Amounts payable to banks for borrowings(1,3)    $  670                 4.07%             $1,202            $  871          4.05%
 ---------------------------------------

Securities loaned or sold
- -------------------------
 under agreements to repurchase                  $3,441                 3.30%             $5,451            $4,357          3.26%
 -------------------------------

 1991
 ----

 Commercial paper (2)
 ----------------
  Commercial Credit Company                     $2,293                 4.83%             $3,002            $2,564           6.12%
  The Travelers Inc.                            $1,020                 5.61%             $1,079            $  913           6.22%

Amounts payable to banks for borrowings (1,3)   $  937                 4.76%             $1,118            $  902           5.64%
- ---------------------------------------
Securities loaned or sold
- -------------------------
 under agreements to repurchase                 $2,701                 4.36%             $5,442            $3,978           5.41%
 -------------------------------



 (1)  Included at December 31, 1993, 1992  and 1991 is $2,053, $595 and $534,
      respectively, of bank loans and notes to Lehman Brother  Inc. (for 1993 only) which are included in the Statement of Financial Position under the Caption "Investment banking and brokerage borrowings" and at December 31, 1991, amounts include $237 of bank loans which are included in the Statement of Financial Position under the caption "Notes payable principally collateralized by first mortgage loans."
 (2) Weighted average interest rates are computed by dividing the interest during the period by the weighted average daily borrowings.

 (3) Weighted average interest rates are computed by dividing the interest during the period by the average amount outstanding based on month end balances.



                                 EXHIBIT INDEX
                                 -------------

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 3.01     Restated Certificate of Incorporation of         Electronic
          The Travelers Inc., as filed with the
          Delaware Secretary of State on March 30,
          1994.

 3.02     By-Laws of the Company as amended effective
          December 17, 1992, incorporated by
          reference to Exhibit 3.02 to the Company's
          Registration Statement on Form S-3 (No. 33-
          55542).

 10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company
          (as successor to Commercial Credit Company) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1987 (File No. 1-6594).

 10.02.1* Stock Option Plan of the Company, as amended through April 26, 1989, incorporated by reference to Annex A to the prospectus contained in the Company's
          Registration Statement on Form S-8 (No. 33-
          29711).

 10.02.2* Amendment to the Company's Stock Option
          Plan, dated October 23, 1991, incorporated by reference to Exhibit 10.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991
          (File No. 1-9924) (the "Company's 1991 10-
          K").

 10.02.3* Amendments to the Company's Stock Option
          Plan, approved by the Company's
          stockholders on April 22, 1992,
          incorporated by reference to Exhibit
          10.02.3 to the Company's Annual Report on
          Form 10-K for the fiscal year ended
          December 31, 1992 (File No.1-9924) (the
          "Company's 1992 10-K").

 10.02.4* Amendment to the Company's Stock Option
          Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

 10.02.5* Amendment No. 11 to the Company's Stock          Electronic
          Option Plan.

 10.02.6* Amendment No. 12 to the Company's Stock          Electronic
          Option Plan.

 10.03*   Retirement Benefit Equalization Plan of          Electronic
          Primerica Corporation (as successor to
          Primerica Holdings, Inc.), as amended.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.04*   Letter Agreement between Joseph A.
          Califano, Jr. and the Company, dated
          December 14, 1988, incorporated by
          reference to Exhibit 10.21.1 to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988
          (File No. 1-9924) (the "Company's 1988 10-
          K").

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to
          Exhibit 10.21.2 to the Company's 1988 10-K.

 10.05.2* Amendment to the Company's Deferred
          Compensation Plan for Directors, dated July
          22, 1992, incorporated by reference to
          Exhibit 10.06.2 of the Company's 1992 10-K.

 10.06.1* Supplemental Retirement Plan of the
          Company, incorporated by reference to
          Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1990 (File No. 1-9924)
          (the "Company's 1990 10-K").

 10.06.2* Amendment to the Company's Supplemental          Electronic
          Retirement Plan.

 10.07*   Long-Term Incentive Plan of Primerica
          Corporation, as amended, incorporated by reference to Exhibit 10.08 to the Company's
          1992 10-K.

 10.08.1* Capital Accumulation Plan of the Company
          (the "CAP Plan"), as amended to January 31,
          1993, incorporated by reference to Exhibit
          10.09 to the Company's 1992 10-K.

 10.08.2* Amendment No. 8 to the Company's CAP Plan.       Electronic

 10.09.1* Employment Agreement dated as of December
          16, 1988 among Smith Barney Shearson Inc.
          (formerly Smith Barney, Harris Upham & Co.
          Incorporated; hereinafter "SBS"), the
          Company and Frank G. Zarb (the "FGZ
          Employment Agreement"), incorporated by
          reference to Exhibit 10.01 to the Company's
          Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 1989 (File
          No. 1-9924).

 10.09.2* Assignment Agreement and Amendment No. One       Electronic
          to FGZ Employment Agreement.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.10    Restated Stockholder Rights and Support
          Agreement dated as of November 1, 1989 by and among the Company and Arthur L.
          Williams, Jr., Angela H. Williams, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams & Associates, Inc. Pension and
          Profit Sharing Plan, incorporated by
          reference to Exhibit 10.13 to the Company's
          1990 10-K.

 10.11    Amended and Restated Exclusive Marketing
          Agreement dated as of November 1, 1989 by and among the Company, A.L. Williams &
          Associates, Inc. and Arthur L. Williams,
          Jr., incorporated by reference to Exhibit
          10.14 to the Company's 1990 10-K.

 10.12    Restated Second Amended General Agency
          Agreement ("SAGAA") dated as of November 1,
          1989 by and among Primerica Life Insurance
          Company (formerly Massachusetts Indemnity
          Life Insurance Company; hereinafter
          "Primerica Life"), A.L. Williams &
          Associates, Inc. and Arthur L. Williams,
          Jr., incorporated by reference to Exhibit
          10.15 to the Company's 1990 10-K.

 10.13 Restated First Amendment to SAGAA dated as of November 1, 1989 by and among Primerica
          Life, A.L. Williams & Associates, Inc. and
          Arthur L. Williams, Jr., incorporated by reference to Exhibit 10.16 to the Company's
          1990 10-K.

 10.14    Restated and Amended Agreement of Charles
          D. Adams dated as of November 1, 1989 for the benefit of each of the Company, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams Corporation, incorporated by
          reference to Exhibit 10.17 to the Company's
          1990 10-K.

 10.15    Restated and Amended Agreement of Angela H.
          Williams dated as of November 1, 1989 for the benefit of each of the Company, A.L.
          Williams & Associates, Inc. and The A.L.
          Williams Corporation, incorporated by
          reference to Exhibit 10.18 to the Company's
          1990 10-K.

 10.16.1  Asset Purchase Agreement dated as of March
          12, 1993, by and among Shearson Lehman
          Brothers Inc., SBS, the Company, American
          Express Company and Shearson Lehman
          Brothers Holdings Inc. (the "SLB
          Agreement"), incorporated by reference to
          Exhibit 10.21 to the Company's 1992 10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.16.2 Amendment No. 1, dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.01 to the Company's
          Quarterly Report on Form 10-Q for the
          fiscal quarter ended June 30, 1993 (File
          No. 1-9924) (the "Company's June 30, 1993
          10-Q").

 10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
          June 30, 1993 10-Q.

 10.17.1* Employment Agreement dated June 23, 1993, by and among SBS, the Company and Robert F.
          Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended September
          30, 1993 (File No. 1-9924) (the "Company's
          September 30, 1993 10-Q").

 10.17.2* Form of Amendment to the RFG Employment          Electronic
          Agreement.

 10.18*   Memorandum of Sale dated June 23, 1993,
          between the Company and Robert F.
          Greenhill, incorporated by reference to
          Exhibit 10.02 to the Company's September
          30, 1993 10-Q.

 10.19*   Registration Rights Agreement dated June
          23, 1993, between the Company and Robert F.
          Greenhill, incorporated by reference to
          Exhibit 10.03 to the Company's September
          30, 1993 10-Q.

 10.20*   Restricted Shares Agreement dated June 23,
          1993, by and between the Company and Robert
          F. Greenhill, incorporated by reference to
          Exhibit 10.04 to the Company's September
          30, 1993 10-Q.

 10.21 Agreement and Plan of Merger, dated as of September 23, 1993, between the Company and
          The Travelers Corporation ("old
          Travelers"), incorporated by reference to
          Exhibit 2.1 to the Current Report on Form
          8-K of old Travelers, dated September 23,
          1993 and filed with the Commission on
          October 8, 1993 (File No. 1-5799).

 10.22*   Agreement dated December 21, 1993 between        Electronic
          the Company and Edward H. Budd.

 10.23*   Employment Agreement dated December 31,          Electronic
          1993 between The Travelers Insurance Group
          Inc. and Richard H. Booth.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.24*   Employment Agreement dated December 31,          Electronic
          1993 between The Travelers Insurance Group
          Inc. and Robert W. Crispin.

 10.25*   The Travelers Corporation 1982 Stock Option
          Plan, as amended January 10, 1992,
          incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended
          December 31, 1991 (File No. 1-5799) (the
          "old Travelers' 1991 10-K").

 10.26*   The Travelers Corporation 1988 Stock
          Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended
          December 31, 1992 (File No. 1-5799) (the
          "old Travelers' 1992 10-K").

 10.27*   The Travelers Corporation 1984 Management
          Incentive Plan, as amended effective
          January 1, 1991, incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-
          5799).

 10.28*   The Travelers Corporation Supplemental
          Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers'
          1992 10-K.

 10.29* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective
          January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers' 1991
          10-K.

 10.30*   The Travelers Severance Plan of Officers,        Electronic
          as amended September 23, 1993.

 10.31*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-
          5799).

 11.01    Computation of Earnings Per Share.               Electronic

 12.01    Computation of Ratio of Earnings to Fixed        Electronic
          Charges.

 13.01    Pages 24 through 57 of the 1993 Annual Report    Electronic
          to Stockholders of the Company.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 21.01    Subsidiaries of the Company.                     Electronic


 23.01    Consent of KPMG Peat Marwick, Independent        Electronic
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand, Independent        Electronic
          Accountants.

 24.01    Powers of Attorney.                              Electronic

 28.01    Information from Reports Furnished to State         P
          Insurance Regulatory Authorities.  Schedule       Paper
          P of the Consolidated Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated fire and casualty insurers, and Schedule P of the Consolidated Annual
          Statement of Gulf Insurance Company and its affiliated fire and casualty insurers.

 99.01    Consolidated balance sheets of The               Electronic
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02    The last paragraph of page 2 and the first       Electronic
          two paragraphs of page 3 of the Company's
          Current Report on Form 8-K dated September
          23, 1993 (File No. 1-9924), the third
          paragraph of page 26 of the Company's
          September 30, 1993 10-Q, and the third
          paragraph of page 2 of the Company's
          Current Report on Form 8-K dated
          March 1, 1994 (File No. 1-9924) (the
          "Company's March 1, 1994 8-K").

 99.03    The third and fourth paragraphs of page 30       Electronic
          of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989 10-
          K").

 99.04    The first, second and third paragraphs of        Electronic
          page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's
          1990 10-K.

 99.05    The fourth paragraph of page 26 of the           Electronic
          Company's September 30, 1993 10-Q.

 99.06    The fourth paragraph of page 31 of the           Electronic
          Company's 1989 10-K, and the fourth full paragraph of page 26 of the Company's 1991
          10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 99.07    The first full paragraph of page 26 of the       Electronic
          Company's 1992 10-K.

 99.08    The fourth paragraph of page 2 of the            Electronic
          Company's March 1, 1994 8-K.

 99.09    The paragraph that begins on page 2 and          Electronic
          ends on page 3 of the Company's March 1, 1994 8-K.

 99.10    The second paragraph of page 26 of the           Electronic
          Company's September 30, 1993 10-Q.


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1993 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1993 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, The Travelers Inc., 65 East 55th Street, New York, New York 10022.

______________________________
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.