Form 10-Q
period 1994-03-31
TRAVELERS INC
filed 1994-05-13
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1994

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______


                    Commission file number 1-9924


                         The Travelers Inc.
       (Exact name of registrant as specified in its charter)

               Delaware                      52-1568099
   (State or other jurisdiction of
   incorporation or organization)            (I.R.S. Employer

                                             Identification No.)

             65 East 55th Street, New York, New York 10022
          (Address of principal executive offices) (Zip Code)

                           (212) 891-8900
         (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.     Yes   x      No
                                             -----       -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      Common stock outstanding as of April 30, 1994: 325,497,250

                                            The Travelers Inc.
                                             TABLE OF CONTENTS
                                             -----------------

                                      Part I - Financial Information


 Item 1. Financial Statements:                                                            Page No.
                                                                                          --------

        Condensed Consolidated Statement of Income (Unaudited) -
          Three Months Ended March 31, 1994 and 1993                                          3

        Condensed Consolidated Statement of Financial Position -
          March 31, 1994 (Unaudited) and December 31, 1993                                    4

        Condensed Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Three Months Ended March 31, 1994                                     5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1994 and 1993                                          6

        Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                11


                                        Part II - Other Information

 Item 1. Legal Proceedings                                                                   20

 Item 4. Submission of Matters to a Vote of Security Holders                                 20

 Item 6. Exhibits and Reports on Form 8-K                                                    21
 Exhibit Index                                                                               22

 Signatures                                                                                  28


                                    The Travelers Inc. and Subsidiaries
                          Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars, except per share amounts)
 Three months ended March 31,                                                   1994           1993
 --------------------------------------------------------------------------------------------------
 Revenues
 Insurance premiums                                                            $1,999        $  366
 Commissions and fees                                                             833           277
 Net investment income                                                            788           151
 Finance related interest and other charges                                       246           232
 Principal transactions                                                           239            78
 Asset management fees                                                            182            38
 Equity in income of old Travelers                                                  -            43
 Other income                                                                     482           117
 ---------------------------------------------------------------------------------------------------
   Total revenues                                                               4,769         1,302
 ---------------------------------------------------------------------------------------------------
 Expenses
 Policyholder benefits and claims                                               2,075           210
 Non-insurance compensation and benefits                                          888           305
 Insurance underwriting, acquisition and operating                                649           126
 Interest                                                                         223           158
 Provision for credit losses                                                       39            35
 Other operating                                                                  357           140
 ---------------------------------------------------------------------------------------------------
    Total expenses                                                              4,231           974
 ---------------------------------------------------------------------------------------------------
 Gain on sale of stock of subsidiaries and affiliates                               -             6
 ---------------------------------------------------------------------------------------------------
 Income before income taxes, minority interest and
   cumulative effect of changes in accounting principles                          538           334
 Provision for income taxes                                                       198           119
 ---------------------------------------------------------------------------------------------------
 Income before minority interest and cumulative
   effect of changes in accounting principles                                     340           215
 Minority interest, net of income taxes                                             -            (8)
 Cumulative effect of changes in accounting principles,
   net of income taxes                                                              -           (35)
 ----------------------------------------------------------------------------------------------------
 Net income                                                                   $   340         $  172
 ====================================================================================================

 Net income per share of common stock
   and common stock equivalents:
 Before cumulative effect of changes in accounting principles                    $0.98           $0.89
 Cumulative effect of changes in accounting principles                            -              (0.15)
 -----------------------------------------------------------------------------------------------------
 Net income per share of common stock
   and common stock equivalents                                                  $0.98           $0.74
 =====================================================================================================
 Weighted average number of common shares outstanding
   and common stock equivalents                                                  326.8           224.9
 =====================================================================================================
 See Notes to Condensed Consolidated Financial Statements.

                                          The Travelers Inc. and Subsidiaries
                                Condensed Consolidated Statement of Financial Position
                                  (In millions of dollars, except per share amounts)
                                                                                      March 31,         December 31,
                                                                                         1994               1993
- - ---------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)
Cash and cash equivalents
  (including $877 and $914 segregated under federal and other brokerage regulations)  $ 1,463              $ 1,526
Investments:
   Fixed maturities:
     Available for sale (1994, cost - $28,340; 1993, market - $28,438)                 27,474               28,109
     Held to maturity (market $163 and $201)                                              141                  177
   Equity securities, at market (cost $498 and $513)                                      508                  555
   Mortgage loans                                                                       6,725                7,365
   Real estate held for sale                                                              979                1,049
   Policy loans                                                                         1,365                1,367
   Short-term and other                                                                 3,446                3,577
- - -------------------------------------------------------------------------------------------------------------------
   Total investments                                                                   40,638               42,199
- - -------------------------------------------------------------------------------------------------------------------
Securities borrowed or purchased under agreements to resell                            19,089               13,353
Brokerage receivables                                                                   8,072                8,167
Trading securities owned, at market value                                               6,423                5,863
Net consumer finance receivables                                                        6,312                6,216
Reinsurance recoverables                                                                5,153                4,999
Value of insurance in force and deferred policy acquisition costs                       2,041                1,996
Cost of acquired businesses in excess of net assets                                     2,149                2,162
Separate and variable accounts                                                          4,462                4,665
Other receivables                                                                       4,904                4,624
Other assets                                                                            7,324                5,590
- - -------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $108,030             $101,360
===================================================================================================================
Liabilities
Investment banking and brokerage borrowings                                           $ 2,984             $  3,454
Short-term borrowings                                                                   2,959                2,535
Long-term debt                                                                          7,063                6,991
Securities loaned or sold under agreements to repurchase                               14,670               10,144
Brokerage payables                                                                      7,948                7,012
Trading securities sold not yet purchased, at market value                              4,432                3,835
Contractholder funds                                                                   17,527               17,980
Insurance policy and claims reserves                                                   27,014               26,651
Separate and variable accounts                                                          4,436                4,642
Accounts payable and other liabilities                                                 10,020                8,680
- - -------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                    99,053               91,924
- - -------------------------------------------------------------------------------------------------------------------
ESOP Preferred stock - Series C                                                           235                  235
Guaranteed ESOP obligation                                                              (111)                (125)
- - -------------------------------------------------------------------------------------------------------------------
                                                                                          124                  110
- - -------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate
  liquidation value                                                                       800                  800
Common stock ($.01 par value; authorized shares: 500 million
  issued shares: 1994 - 368,244,075 shares and 1993 - 368,287,709 shares)                   4                    4
Additional paid-in capital                                                              6,642                6,566
Retained earnings                                                                       3,419                3,140
Treasury stock, at cost (1994 - 42,647,897 shares, 1993 - 41,155,405 shares)          (1,238)              (1,121)
Other                                                                                   (774)                 (63)
- - -------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            8,853                9,326
- - -------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $108,030             $101,360
===================================================================================================================
See Notes to Condensed Consolidated Financial Statements.


                                          The Travelers Inc. and Subsidiaries
                    Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                  (In millions of dollars, except per share amounts)

Three months ended March 31, 1994                                                        Amount            Shares
- - -----------------------------------------------------------------------------------------------------------------
 Preferred Stock at aggregate liquidation value                                                     (in thousands)
Balance, beginning of year                                                              $  800            11,200
- - -----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                     800            11,200
=================================================================================================================
Common Stock and Additional Paid-In Capital
Balance, beginning of year                                                               6,570           368,287
Issuance of shares pursuant to employee benefit plans                                       76                 -
Other                                                                                        -              (43)
- - -----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                   6,646           368,244
- - -----------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                                               3,140
Net income                                                                                 340
Common dividends                                                                          (40)
Preferred dividends                                                                       (21)
- - -----------------------------------------------------------------------------------------------
Balance, end of period                                                                   3,419
- - -----------------------------------------------------------------------------------------------
Treasury stock (at cost)
Balance, beginning of year                                                             (1,121)          (41,155)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes                       65             3,357
Treasury stock acquired                                                                  (179)           (4,774)
Other                                                                                      (3)              (76)
- - -----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                 (1,238)          (42,648)
- - -----------------------------------------------------------------------------------------------------------------
Other
Balance, beginning of year                                                                (63)
Net change in unrealized gains and losses on investment securities                       (599)
Net issuance of restricted stock                                                         (140)
Restricted stock amortization                                                               28
- - -----------------------------------------------------------------------------------------------
Balance, end of period                                                                   (774)
- - -----------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                         $8,053           325,596
================================================================================================================
Total stockholders' equity                                                              $8,853
==============================================================================================
See Notes to Condensed Consolidated Financial Statements.


                                          The Travelers Inc. and Subsidiaries
                              Condensed Consolidated Statement of Cash Flows (Unaudited)
                                               (In millions of dollars)
Three months ended March 31,                                                                        1994    1993
- - ----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes, minority interest and cumulative effect of changes in
  accounting principles                                                                         $  538     $ 334
Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force              205        67
    Additions to deferred policy acquisition costs                                                (250)     (129)
    Depreciation and amortization                                                                   74        19
    Provision for credit losses                                                                     39        35
    Undistributed equity earnings                                                                    -       (28)
    Changes in:
      Trading securities, net                                                                       37      (384)
      Securities borrowed, loaned and repurchase agreements, net                                (1,210)    1,023
      Brokerage receivables net of brokerage payables                                            1,032      (399)
      Insurance policy and claims reserves                                                         363        (9)
      Other, net                                                                                  (515)      128
- - ----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                                          313       657
Income taxes paid                                                                                  (46)      (52)
- - ----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                267       605
- - ----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Loans originated or purchased                                                                     (684)     (541)
Loans repaid or sold                                                                               524       485
Purchases of investments                                                                        (3,438)     (714)
Proceeds from sales of investments:
  Fixed maturities, equity securities and other                                                  1,748       366
  Mortgage loans                                                                                   123         -
  Real estate and real estate joint ventures                                                       222         -
Proceeds from maturities of investments:
  Fixed maturities, equity securities and other                                                  1,450       299
  Mortgage loans                                                                                   411         -
Business divestments                                                                                 -        15
Other, net                                                                                         (29)       10
- - ----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                              327       (80)
- - ----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                                     (61)      (32)
Treasury stock acquired                                                                           (179)       (2)
Issuance of long-term debt                                                                         450       200
Payments and redemptions of long-term debt                                                        (363)      (29)
Net change in short-term borrowings (including investment banking and brokerage borrowings)        (46)     (367)
Contractholder fund deposits                                                                       751         -
Contractholder fund withdrawals                                                                 (1,208)        -
Other, net                                                                                          (1)      (17)
- - ----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                             (657)     (247)
- - ----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                (63)      278
Cash and cash equivalents at beginning of period                                                 1,526       272
- - ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 1,463    $  550
- - ----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                       $   206    $  138
================================================================================================================
See Notes to Condensed Consolidated Financial Statements.


                 The Travelers Inc. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited)
          (In millions of dollars, except per share amounts)


  1. Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements as of March 31, 1994 and for the three-month periods ended
     March 31, 1994 and 1993 are unaudited and include the accounts of The Travelers Inc. (the Company) and its subsidiaries. Results of operations for the three-month period ended March 31, 1993 relate only to Primerica Corporation (Primerica), and do not include earnings related to the acquisition of the approximately 73% of The Travelers Corporation (old Travelers) common stock acquired in December 1993 or the earnings related to the domestic retail brokerage and asset management businesses (the Shearson Businesses) of Shearson Lehman Brothers Holdings Inc. acquired in July 1993. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1993.

     Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

     Certain  reclassifications  have  been made  to  prior  years'
     financial  statements  to   conform  to  the   current  year's
     presentation.

     FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost. Securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholders' equity. Initial adoption of this standard resulted in a net increase of $214 (net of taxes) to net unrealized gains on investment securities in stockholders' equity.

     Interpretation 39. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (Interpretation 39). The general principle of Interpretation 39 states that amounts due from and due to another party may not be offset in the balance sheet unless a right of setoff exists and the parties intend to exercise the right of setoff. Implementation of Interpretation 39 did not have a material impact on the Company's financial position; however, assets and liabilities were increased by approximately $3,000.

  2. Business Acquisitions
     ----------------------

     The Travelers Merger
     On December 31, 1993, Primerica acquired the approximately 73% of old Travelers common stock it did not already own. Old Travelers was merged into Primerica, and concurrently, Primerica changed its name to The Travelers Inc.

     The Shearson Acquisition
     On July 31, 1993, the Company acquired the Shearson Businesses and combined them with the operations of Smith Barney, Harris Upham & Co. Incorporated. The combined firm was named Smith Barney Shearson Inc., and is a subsidiary of Smith Barney Shearson Holdings Inc. (SBS).

     The unaudited pro forma condensed results of operations presented below assume the above transactions had occurred at the beginning of the period presented:

                                            Three months ended
                                                     March 31,
                                                         1993
                        Pro Forma
       -------------------------------------------------------
       Revenues                                        $4,840
                                                       ======
       Income before cumulative effect of
       changes in accounting principles                $  392
                                                       ======
       Net income                                      $  357
                                                       ======
       Net income per share:

        Before cumulative effect of changes in
          accounting principles                        $ 1.16
                                                       ======
        Net income                                     $ 1.05
                                                       ======

     The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the period presented or of future operations of the combined companies.

  3. Debt
     ----

     Short-term borrowings consisted of the following:

                                March 31, 1994        December 31, 1993
                                --------------        -----------------


     Commercial paper
       The Travelers Inc.          $  425                 $  329
       Commercial Credit Company    2,483                  2,206
       The Travelers Insurance
         Company                       51                      -
                                   ------                 ------
                                   $2,959                 $2,535
                                    =====                  =====

     The  Travelers Inc.  (the Parent),  Commercial Credit  Company
     (CCC)  and  The   Travelers  Insurance  Company   (TIC)  issue
     commercial  paper directly  to investors.       Each maintains
     unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent and CCC have agreements with certain banks totaling $800 whereby the Parent, with the consent of CCC, may assign certain revolving credit amounts (swing facilities) to CCC for specific periods of time. At

     March 31, 1994 $550 was allocated to CCC. The Parent and TIC have an agreement amounting to $275 with certain banks whereby both the Parent and TIC may access a revolving credit facility.

     At March 31, 1994, the Parent had committed and available revolving credit facilities of $525 (which includes $275 that may be accessed by TIC) of which $75 expires in 1994 and $450 expires in 1995. At March 31, 1994, CCC had committed and available revolving credit facilities of $2,670, of which $250 expires in 1994, $920 expires in 1995 and $1,500 expires in 1997.

     Long-term debt, including its current portion consisted of the following:

                                 March 31, 1994          December 31, 1993
                                 --------------          -----------------


     The Travelers Inc.                1,396                1,504
     Commercial Credit Company         3,726                3,970
     Smith Barney Shearson             1,825                1,375
     The Travelers Insurance Group Inc.
                                         116                  142
                                       -----                -----
                                      $7,063               $6,991
                                       =====                =====

     During the first quarter of 1994, Smith Barney Shearson issued $200 of 5 1/2% Notes due January 15, 1999 and $200 of 6% Notes due March 15, 1997.

     Investment banking and brokerage borrowings consisted of the following:

                                 March 31, 1994       December 31, 1993
                                 --------------       -----------------


     Commercial paper              $1,486                 $1,401
     Secured borrowings               180                    105
     Unsecured borrowings             703                    693
     Notes to LBI                     615                  1,255
                                      ---                  -----
                                   $2,984                 $3,454
                                    =====                  =====

     Investment banking and brokerage borrowings are short-term and include commercial paper, secured and unsecured bank loans used to finance operations, including the securities settlement process, and notes issued to Lehman Brothers
     Holdings Inc. (LBI) in connection with the Shearson Businesses acquired. The secured and unsecured bank loans bear interest at fluctuating rates based primarily on the federal funds interest rate. Notes payable to LBI at December 31, 1993 included a $586 variable rate note which was paid in January 1994, and was issued as partial payment for the businesses acquired. Also included in notes payable to LBI is a non-interest bearing note (the Clearing Note) outstanding in connection with LBI's activities under the Clearing Agreement. The Clearing Note, which matures upon termination of the Clearing Agreement, fluctuates daily based on LBI's borrowing activities. In 1993, SBS put in place a $1,500 commercial paper program that consists of both discounted and interest bearing paper. At March 31, 1994, SBS had unused committed and available short-term lines of credit amounting to $270. In addition, SBS has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exist.

  4. Reinsurance
     -----------

     The Company's insurance operations cede insurance in order to limit losses, reduce exposure on large risks, provide additional capacity for future growth, and effect business sharing arrangements. Life reinsurance is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. Property-casualty reinsurance is placed on both a quota-share and excess basis. The property-casualty insurance subsidiaries also participate as a servicing carrier for, and a member of, several pools and associations. Reinsurance ceded arrangements do not discharge the insurance subsidiaries or the Company as the primary insurer. Reinsurance amounts included in the Condensed Consolidated Statement of Income were as follows:

                                                                Ceded to
                                                  Gross          Other           Net
                                                  Amount       Companies        Amount
                                                  ------       ---------        ------
  Three months ended March 31, 1994
  ---------------------------------
  Premiums
     Life insurance                               $  474         $(73)       $   401
     Accident and health insurance                   654          (20)           634
     Warranty, property and casualty insurance     1,305         (341)           964
                                                   -----         ----          -----
                                                  $2,433        $(434)        $1,999
                                                   =====         ====          =====
  Claims                                          $1,952        $(354)        $1,598
                                                   =====         ====          =====


  Three months ended March 31, 1993
  ---------------------------------
  Premiums
     Life insurance                                 $290        $ (69)          $221
     Accident and health insurance                    86           (4)            82
     Warranty, property and casualty insurance       110          (47)            63
                                                     ---         ----            ---
                                                    $486        $(120)          $366
                                                     ===         ====            ===

  Claims                                            $265         $(72)          $193
                                                     ===          ===            ===


  5. Contingencies
     -------------

     Certain  of  the   Company's  subsidiaries  are   involved  in
     litigation with respect to claims arising with regard to insurance, which is taken into account in establishing benefit reserves. On insurance contracts written many years ago, old Travelers continues to receive claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. In relation to these claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiff's expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure represented by these claims. As a result, the
     Company expects that future earnings may be adversely affected by environmental and asbestos claims, although the amounts cannot be reasonably estimated. However, it is not likely these claims will have a material adverse effect on the Company's financial condition.

     In the ordinary course of business the Company and/or its subsidiaries are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings (other than environmental and asbestos claims) would not be likely to have, but may have, a material adverse effect on the results of operations.

  Item 2.
     MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                      and RESULTS of OPERATIONS


  Consolidated Results of Operations

                                           Three Months Ended
                                                March 31,
   (in millions, except per share           1994       1993
   amounts)
   Revenues                               $4,769     $1,302
                                          ======     ======
   Income before cumulative effect of
   changes in accounting principles       $  340     $  207
                                          ======     ======


   Earnings per share:
     Before cumulative effect of changes
   in accounting principles               $ 0.98      $0.89
                                          ======     ======

     Net income                           $ 0.98      $0.74
                                          ======     ======
   Weighted average number of common
   shares outstanding and common stock
      equivalents                          326.8      224.9
                                          ======     ======



  The Travelers Merger
  On December 31, 1993, Primerica Corporation (Primerica) acquired the approximately 73% of The Travelers Corporation (old Travelers) common stock it did not already own (the Merger). Old Travelers was merged into Primerica, and concurrently, Primerica changed its name to The Travelers Inc. which, together with its subsidiaries, is hereinafter referred to as the Company. The old Travelers businesses acquired are hereinafter referred to as old Travelers or The Travelers Insurance Group.

  The Shearson Acquisition
  On July 31, 1993, the Company acquired the domestic retail brokerage and asset management businesses (the Shearson Businesses) of Shearson Lehman Brothers Holdings Inc., a subsidiary of American Express Company. The businesses acquired were combined with the operations of Smith Barney, Harris Upham & Co. Incorporated, and the combined firm was named Smith Barney Shearson Inc., which is a subsidiary of Smith Barney Shearson Holdings Inc. (SBS).

  Results of Operations
  The discussion of results of operations for the three-month period ended March 31, 1993 relates only to old Primerica (which excludes old Travelers and the Shearson Businesses). The assets and liabilities of old Travelers and the Shearson Businesses are reflected in the Condensed Consolidated Statement of Financial Position at December 31, 1993 on a fully consolidated basis.

  Net income for the quarter ended March 31, 1994 includes reported after-tax net portfolio losses of $3 million, compared to previously reported after-tax portfolio gains of $24 million and an after-tax gain of $4 million from the sale of the Company's remaining interest in Fingerhut Companies, Inc. (Fingerhut) in the prior year period.

  Also included in net income for the 1993 period is an after-tax charge of $18 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $17 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

  Excluding these items, earnings for the three months ended March 31, 1994 increased by $164 million, or 92%, over the 1993 period, reflecting primarily increased operating earnings from Smith Barney Shearson (including earnings associated with the Shearson Businesses), improved performance at Consumer Finance Services and the inclusion of the additional 73% interest in the earnings of The Travelers Insurance Group acquired on December 31, 1993, offset by increased corporate expenses related to acquisitions.

  The following discussion presents in more detail each segment's performance.


                    Segment Results for the Three Months Ended March 31, 1994 and 1993
                    ------------------------------------------------------------------

 Investment Services

                                                        Three Months Ended March 31,
                                                         ---------------------------------------
    ($ in millions)                                   1994                         1993
    --------------------------------------------------------------------------------------------
                                             Revenues     Net income     Revenues     Net income
    --------------------------------------------------------------------------------------------
    Smith Barney Shearson                    $1,453           $145          $466           $55
    Mutual funds and asset management            40              8            37             8
    --------------------------------------------------------------------------------------------
      Total Investment Services              $1,493           $153          $503           $63
    --------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------


  The Company's Investment Services segment includes SBS - investment banking and securities brokerage; American Capital Management & Research, Inc. (American Capital) - mutual funds; and a limited partnership interest in RCM Capital Management
  (RCM) - asset management.

  SBS's earnings increased significantly to $145 million in the quarter ended March 31, 1994, which includes the results of the Shearson Businesses. This compares to $55 million reported by Smith Barney alone in the prior year period, reflecting strong retail, institutional sales and trading and investment banking activity.

 Smith Barney Shearson Revenues

                                                         Three Months Ended March 31,
                                                         ----------------------------
                  ($ in millions)                            1994                1993
                  --------------------------------------------------------------------
                  Commissions                              $  608                $152
                  Investment banking                          196                 121
                  Principal trading                           239                  78
                  Asset management fees                       182                  22
                  Interest income, net*                        72                  34
                  Other income                                 53                   4
                  --------------------------------------------------------------------
                  Net revenues*                            $1,350                $411
                  --------------------------------------------------------------------

  *Net of interest expense of $103 and $55 for the three month periods ended March 31, 1994 and 1993, respectively. Revenues included in the consolidated statement of income are before deductions for interest expense.

  Revenues from investment banking increased 62%, as a result of growth in merger and acquisition advisory activity and in the number of public offerings underwritten. Revenues from principal trading more than tripled to $239 million, reflecting across-the-board growth, led by a four-fold increase in over-the-counter activity.

  Asset management fees increased significantly as assets under management rose to $77.3 billion at March 31, 1994 (which reflects $55 billion acquired in the Shearson Acquisition) compared to $17.2 billion at March 31, 1993. Furthermore, fees related to "wrap fee" managed accounts, which represent 62% of asset management fees earned, increased significantly. "Wrap fee" managed accounts consist of customer accounts paying a single asset-based fee for multiple services which may include brokerage, custody and advisory services. The increase resulted from the discretionary "wrap fee" managed accounts acquired in the Shearson Acquisition as well as internal growth. The inclusion of the Shearson businesses also increased net interest income to $72 million for the quarter ended March 31, 1994.

  SBS's business is significantly affected by the levels of activity in the securities markets which were favorable during the first quarter of 1994. Many factors have an impact on the securities markets including the level and trend of interest rates, the general state of the economy and the national and worldwide political environments. Activity in the securities markets in April 1994 was weaker than in the first quarter. Should this trend continue, results will be negatively affected.

  Mutual Funds and Asset Management

  Net income from the Company's mutual funds and asset management operations in 1994 was about even with the prior year period, reflecting increased volume-related marketing expenses. American Capital's mutual fund sales (at net asset value) increased 25% to $867 million for the three month period ended March 31, 1994 compared to $694 million in the prior year period.


 Assets Under Management
                                                               Three Months Ended March 31,
                                                               ---------------------------
             ($ in billions)                                      1994                 1993
             ------------------------------------------------------------------------------
             Smith Barney Shearson                             $  77.3                 $17.2

             RCM Capital Management                               23.8                  23.9
             American Capital (1)                                 16.5                  15.4

             Travelers Life and Annuities (2)                     20.6                   -
             ------------------------------------------------------------------------------
             Total Assets Under Management                      $138.2                 $56.5
             ------------------------------------------------------------------------------

  (1) Includes the assets of the Common Sense Trust, marketed by Primerica Financial Services.
  (2)   Part of Life Insurance Services segment.

Consumer Finance Services


                                                      Three Months Ended March 31,
                                                      ----------------------------------------
           ($ in millions)                          1994                        1993
           -----------------------------------------------------------------------------------
                                          Revenues     Net income     Revenues      Net income
           -----------------------------------------------------------------------------------

           Consumer Finance Services         $300            $51         $285            $48
           -----------------------------------------------------------------------------------

  The 6% increase in Consumer Finance net income in the first quarter of 1994 over the same period last year reflects continued growth in receivables outstanding to $6.445 billion (before allowance for losses and accrued interest receivable) at the end of the period. During the first three months of 1994, 31 new branch offices were added, bringing the total to 799 at March 31, 1994. About 40 more offices are planned to be opened by year-end 1994.

  Charge-offs remained at low levels for the 1994 period -- 2.26% versus 2.61% in the prior year quarter, while the 60+ day delinquencies hit a record low of 2.00% versus 2.36% in the prior year period.

  The average yield on the portfolio declined to 15.22% from 15.91%, although net margins rose to 8.51%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.

                                                                  As of, and for, the
                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 1994                1993
                                                              ----------------------------
           Allowance for losses as % of
             consumer finance receivables                       2.64%                2.87%

           Charge-off rate                                      2.26%                2.61%

           60 + days past due on a contractual
             basis as % of gross consumer
             finance receivables at quarter end                 2.00%                2.36%

 Life Insurance Services

                                                            Three Months Ended March 31,
                                              ------------------------------------------
  ($ in millions)                                       1994                             1993
  -----------------------------------------------------------------------------------------------------------
                                              Revenues     Net income          Revenues     Net income
- - -----------------------------------------------------------------------------------------------------------
  Primerica Financial Services                $  317           $ 50              $297             $47

  Travelers Life and Annuities (1)               546             42                90              16

  Managed Care and Employee Benefits             914             33                 -               -
- - -----------------------------------------------------------------------------------------------------------
  Total Insurance Services                    $1,777           $125              $387             $63
- - -----------------------------------------------------------------------------------------------------------

  (1)  Net income includes $10 of reported portfolio gains in 1993.

  The Life Insurance Services segment includes the results of Primerica Financial Services (PFS) for both periods presented and the results of the Travelers Life and Annuities and the Managed Care and Employee Benefits segments of old Travelers for 1994 only, which were acquired on December 31, 1993.

  Travelers Life and Annuities consists principally of individual products marketed under the Travelers name (which was the Financial Services business of old Travelers) and the accident and health operations of old Primerica, as well as group annuity operations (which was the Asset Management & Pension Services business of old Travelers).

  Managed Care and Employee Benefits consists of the old Travelers businesses that market group accident and health and life insurance, managed health care programs, and administrative services associated with employee benefit plans to customers ranging from large multinational corporations to small local employers.

  Primerica Financial Services
  During the  first  quarter of  1994  PFS issued  69,300  policies totaling $13.2 billion in face amount of individual life insurance, compared to 59,000 policies totaling $11.0 billion in face amount in the corresponding 1993 period. Insurance in force was $312.5 billion at March 31, 1994, up from $309.3 billion at December 31, 1993, reflecting positive sales trends as well as better policy persistency. PFS's earnings are significantly affected by the levels of insurance in force, and it is likely that results would be negatively impacted in future periods should insurance in force experience a substantial decline.

  PFS has traditionally offered mutual funds to customers as a way for them to invest the savings obtained through relatively low cost term life insurance as compared to traditional whole life insurance. Sales of mutual funds during the first quarter of 1994 increased 24% to $366 million, compared to first quarter 1993 sales of $294 million. Assets under management in the proprietary Common Sense(R) Trust family of funds totaled $3.3 billion. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans were $866 million, up 60% from $542 million at the end of the prior year period, reflecting recent record levels of new loan volume.

  Travelers Life and Annuities
  Travelers Life and Annuities operations issued $2.4 billion of face amount of individual life insurance for net written premiums and deposits of $65.9 million, bringing total life insurance in force to $46.0 billion. Individual annuity production was strong during the first quarter of 1994, compared to the prior period levels and recent experience, reflecting sales of variable annuities. Net written premiums and deposits totaled $317.1 million in the 1994 period, bringing total policyholder account balances and benefit reserves to $10.2 billion. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and old Travelers. In the group annuity business, net written premiums and deposits were $424.7 million, bringing policyholder account balances and benefit reserves to $13.2 billion. Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $81.7 million in the first quarter of 1994.

  Managed Care and Employee Benefits
  Net income for the Managed Care and Employee Benefits operations reflects reduced operating expenses resulting from restructuring initiatives and improved underwriting partially offset by a decline in premiums, deposits and equivalents.

  New business production (in terms of premiums and equivalents) in the life and health areas was $500 million for the quarter ended March 31, 1994, and represents a decline over old Travelers' 1993 first quarter. This decline reflects increased emphasis on improvements in underwriting designed to reduce financial risk.

  In the group life business, net premiums written, deposits and equivalents totaled $206 million for the quarter ended March 31, 1994. The overall competitive group life market, as well as shifting buying patterns in the marketplace, have negatively impacted group life business volumes. Face amount of group life insurance issued for the first quarter 1994 was $4.5 billion versus $4.9 billion in the 1993 period, resulting in total group life insurance in force of $136.4 billion.

  In the group health business, net premiums written, deposits and equivalents were $2.4 billion for the quarter ended March 31, 1994 and reflect a continued shift to administrative services products and the cancellation of a number of large contracts. The total lives covered by medical plans declined to 5.7 million from 6.2 million a year ago, although participation in the managed care component rose 10%.


  Property and Casualty Insurance Services

                                                                 Three Months Ended March 31,
                                                       ---------------------------------------------
    ($ in millions)                                              1994                     1993
  ----------------------------------------------------------------------------------------------------
                                                                        Net                    Net
                                                        Revenues       income      Revenues   income
- - ----------------------------------------------------------------------------------------------------
    Commercial (1)                                      $  836           $43          $85       $16

      Minority Interest - Gulf                               -             -            -        (8)

    Personal                                               366            10            -         -
- - ----------------------------------------------------------------------------------------------------
    Total Property and Casualty Insurance Services      $1,202           $53          $85       $ 8
- - ----------------------------------------------------------------------------------------------------

  (1) Net income includes $5 of reported portfolio losses in 1994 and $9 of reported portfolio gains in 1993.


  The Property and Casualty Insurance Services segment consists of the business lines of old Travelers as well as Gulf Insurance Group (Gulf). Segment earnings for 1993 include only Gulf.

  Commercial Lines
  Net written premiums and equivalents for the first quarter of 1994 were up 3.5% to $1.5 billion. A significant component of Commercial Lines is the national accounts division, which provides insurance coverages and services, primarily workers' compensation, to large corporations. Although premiums and equivalents combined were comparable with the year ago period, the premium revenue for this business declined 28%. This decline resulted from an ongoing shift from premium business into non risk-bearing business and efforts to help customers control their loss costs, which has helped to build a 95% customer retention ratio.

  Commercial Lines' agency business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums increased 6% to $433 million, as growth in industry-specific programs more than offset continued soft market conditions.

  The combined ratio for Commercial Lines was 111.5% at March 31, 1994. This compares to a combined ratio of 96.4% in the corresponding 1993 period, representing Gulf only. Included in the first quarter of 1994 are after-tax catastrophe losses of $20.3 million, net of reinsurance, resulting principally from severe storms in the Northeast during the winter of 1994. These losses were largely offset, however, by favorable loss development in certain workers' compensation lines and residual markets.

  Personal Lines
  Net written premiums for the first quarter of 1994 were $361.9 million, and reflects strong growth in targeted regions as well as in the non-standard auto market.

  Operating earnings reflected $19.7 million of catastrophe losses (after taxes and net of reinsurance) related to the severe storms in the Northeast, which were partially offset by favorable loss reserve development in 1994 on prior years' business. The unit continues to actively manage and reduce its exposure to windstorms and hurricanes.

  Despite cost control efforts that produced a one percentage point decrease in the expense ratio, the period's catastrophe losses caused the combined ratio for Personal Lines to increase to 109.0%.



  Corporate and Other

                                                          Three Months Ended March 31,
                                             -------------------------------------------------------
     ($ in millions)                                   1994                          1993
  --------------------------------------------------------------------------------------------------
                                                            Net income                    Net income
                                             Revenues        (expense)     Revenues        (expense)
  --------------------------------------------------------------------------------------------------
     Net expenses                                               $(42)                         $(11)

     Equity in income of old Travelers                             -                            32

     Gain on sales of stock of
       subsidiaries and affiliates                                 -                             4
  --------------------------------------------------------------------------------------------------
     Total Corporate and Other                    $(3)          $(42)          $42            $ 25
  --------------------------------------------------------------------------------------------------

  The increase in Corporate and Other net expenses for the first quarter of 1994 is primarily attributable to the assumption by the parent company of old Travelers corporate debt and certain corporate expenses and interest costs related to the July 1993 Shearson acquisition.

  Included in Corporate and Other net income in the 1993 period is $32 million which represented the then-27% equity in the income of old Travelers and was comprised of $22 million of operating earnings and $10 million of realized portfolio gains. The 1993 net gain on sales of stock of subsidiaries and affiliates resulted from the sale of the Company's remaining interest in Fingerhut.


  Liquidity and Capital Resources

  The Travelers Inc. (the Parent) services its obligations (i.e., debt service and dividends) primarily with dividends and other advances that it receives from subsidiaries. The subsidiaries' dividend paying ability is limited by certain covenant restrictions in bank and/or credit agreements and/or by regulatory requirements. The Parent believes it will have sufficient funds to meet current and future commitments. Each of the Company's major operating subsidiaries finances its operations on a stand-alone basis consistent with its capitalization and ratings.

  The Parent
  The Parent issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding.

  As of May 13, 1994, the Parent had $800 million available for debt offerings under its shelf registration statement.

  As of March 31, 1994, the Parent had unused credit availability of $525 million, of which up to $275 million may be accessed by either the Parent or The Travelers Insurance Company, an indirect subsidiary. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

  Commercial Credit Company (CCC)
  CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of March 31, 1994, CCC had unused credit availability of $2.670 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

  As of May 13, 1994, CCC had $850 million available for debt offerings under its shelf registration statement.

  Smith Barney Shearson Holdings Inc. (SBS)
  SBS funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of SBS's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. SBS has a commitment from a bank syndicate for an $825 million revolving credit facility, which consists of a 364-day revolving credit facility in the amount of $200 million and a three-year revolving credit facility in the amount of $625 million, both of which were fully utilized at March 31, 1994. SBS also had unused committed and available short-term lines of credit amounting to $270 million. In addition, SBS has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligations exist.

  SBS, through its subsidiary Smith Barney Shearson Inc., issues commercial paper directly to investors. As a policy, SBS maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, SBS monitors its leverage and capital ratios on a daily basis.

  During 1994, SBS completed the following debt offerings and, as of May 9, 1994, had $1.0 billion available for debt offerings under its shelf registration statements:

       -  5 1/2% Notes due January 15, 1999            $200 million
       -  6% Notes due March 15, 1997                  $200 million

  The Travelers Insurance Group
  At March 31, 1994, The Travelers Insurance Group had $24.4 billion of life and annuity product deposit funds and reserves. Of that total, $11.5 billion are not subject to discretionary withdrawal based on contract terms. The remaining $12.9 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.7 billion of liabilities that are surrenderable with market value adjustments. An additional $5.7 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.3% and $1.5 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates.

  The remaining $3.0 billion of liabilities are surrenderable without charge. More than half of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders.

  Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

  The Travelers Insurance Company (TIC), a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of March 31, 1994, TIC has unused credit availability of $275 million, all of which may be accessed by either TIC or the Parent.

  As  part  of  the  process   of  accreditation  by  the  National
  Association of Insurance Commissioners, state insurance regulators have been recommending the adoption of new statutory standards for the payment of dividends by insurance companies without prior approval. As part of this effort, the Connecticut General Assembly passed legislation in 1992 which is effective for dividends paid on and after December 1, 1993. Under this legislation, statutory surplus of The Travelers Insurance Group is not available in 1994 for dividends to the Parent without prior approval.

  Investment Portfolio
  The Company's $41 billion investment portfolio consists primarily of fixed income investments with an average quality rating of A1. The average duration of the fixed income portfolio, including short-term fixed income investments, is 4.8 years.

  The mortgage loans and real estate that comprise a large part of the portfolio supporting the company's "Travelers Life and Annuities" segment are down to $7.7 billion at March 31, 1994 versus $8.4 billion at year-end 1993. Underperforming mortgages and real estate accounted for $2.2 billion of the total at March 31, 1994, down from $2.5 billion at year-end 1993.

  The Company is continuing to maintain a brisk program of real estate sales, with the goal of reducing its exposure to a level that would not be considered meaningful in relation to the size of its equity base. Proceeds from the sales of real estate, real estate joint ventures, and mortgage loans (including discounted payoffs) during the first quarter of 1994 amounted to approximately $345 million.

  Accounting Standards Not Yet Adopted

  FAS 114
  Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," describes how impaired loans should be measured when determining the amount of a loan loss accrual. The Statement also amends existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The Company has not yet determined the impact, if any, this statement will have on its financial statements. The Statement has an effective date of January 1, 1995.

                     PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings.


For information concerning a purported class action against the Company and others  in  connection  with certain  changes  in  the retirement benefits of retirees of Primerica Corporation, a New Jersey corporation formerly known as American Can Company, see the description that appears in the fourth paragraph of page 31 of the Company's filing on Form 10-K for the year ended December 31,
  1989, and the description that appears in the fourth full paragraph of page 26 of the Company's filing on Form 10-K for the year ended December 31, 1991, which descriptions are incorporated by reference herein.  A copy of the  pertinent paragraphs of such
  filings  is included as  an exhibit to  this Form 10-Q.   In June
  1992, the United States Court of Appeals for the Third Circuit reversed the trial court's grant of summary judgment in favor of the Company and the other defendants in the class action, and remanded the case to the District Court to determine certain factual matters. The trial is expected to begin in May 1994.

       The Securities and Exchange Commission (the "Commission") has conducted a nonpublic inquiry pursuant to an order of investigation with respect to the accounting, reporting and disclosure treatment of The Travelers Corporation in connection with its lending and loss recognition practices pertaining to real estate investments and related matters going back to January 1, 1988. The Travelers Corporation was merged into the Company on December 31, 1993. In May 1994, The Travelers Corporation and The Travelers Insurance Company entered into an agreement with the Commission requiring them to restate their consolidated financial statements for the fiscal year ended December 31, 1989. The restatement will modify the companies' implementation in 1989 of Statement of Financial Accounting Standards No. 97, applicable to insurance companies in accounting for certain products and realized gains and losses. The consolidated balance sheets of the companies at December 31, 1989 will not change as a result of the restatement. The agreement does not affect the Company's consolidated financial statements.


  Item 4.   Submission of Matters to a Vote of Security Holders.

       The Company's Annual Meeting of Stockholders was held on April 27, 1994. At the meeting, (i) seven persons were elected as Class III directors of the Company, (ii) the selection of KPMG Peat Marwick to serve as the independent auditors of the Company for 1994 was ratified, (iii) the Employee Discount Stock Purchase Plan, pursuant to which eligible employees can purchase shares of Common Stock of the Company at a discount, was approved and adopted and (iv) the Executive Performance Compensation Plan, which establishes performance criteria for determining the maximum amount of bonus compensation available for the chief executive officer and the four other most highly compensated executive officers of the Company and its subsidiaries, was approved and adopted. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below. There were no broker non-votes in connection with the matters voted upon at the meeting.


                                          For                Against/Withheld             Abstained
                                          ---                ----------------             ---------
 Election of Directors:
   Nominee
   ----------------------

  Douglas D. Danforth                  273,677,582                 2,598,313
  Robert F. Daniell                    273,729,368                 2,546,527
  Leslie B. Disharoon                  273,881,264                 2,394,631
  Gerald R. Ford                       271,150,211                 5,125,684
  Robert I. Lipp                       271,596,382                 4,679,513
  Andrall E. Pearson                   271,698,328                 4,577,567
  Linda J. Wachner                     271,104,322                 5,171,573


 Ratification of Auditors:             273,735,690                 1,347,429              1,192,776

 Approval of Employee
 Discount Stock Purchase
 Plan:                                 268,585,929                 6,109,096              1,580,870

 Approval of Executive
 Performance
 Compensation Plan:                    258,163,842                15,598,848              2,513,205


 Item 6.         Exhibits and Reports on Form 8-K.

                         (a)  Exhibits:
                                See Exhibit Index.

                         (b)  Reports on Form 8-K:

                 On January 13, 1994, the Company filed a Current Report on Form 8-K, dated December 31, 1993, reporting under Item 2 thereof the consummation of its merger with The Travelers Corporation and including under Item 7 thereof certain financial information.


                 On January 26, 1994, the Company filed a Current Report on Form 8-K, dated January 24, 1994, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1993, and certain other selected financial data.

                 On March 1, 1994, the Company filed a Current Report on Form 8-K, dated March 1, 1994, reporting under Item 5 thereof the status of certain legal proceedings involving the Company.

                 No other Current Reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                                 EXHIBIT INDEX
                                                 -------------

  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  3.01          Restated Certificate of Incorporation of The Travelers Inc. (the                Electronic
                "Company") and Certificate of Designation of Cumulative Adjustable Rate
                Preferred Stock, Series Y.

  3.02          By-Laws of The Travelers Inc. as amended through April 27, 1994.                Electronic


  10.01         Employment Protection Agreement, dated as of December 31, 1987, between the Company (as successor to Commercial Credit Company ("CCC")), and
                Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1987
                (File No. 1-6594).

  10.02.1       Stock Option Plan of the Company, as amended through April 26, 1989, incorporated by reference to Annex A to the prospectus contained in the
                Company's Registration Statement on Form S-8 (No. 33-29711).

  10.02.2       Amendment to the Company's Stock Option Plan, dated October 23, 1991, incorporated by reference to Exhibit 10.02.2 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1991 (File
                No. 1-9924) (the "Company's 1991 10-K").

  10.02.3       Amendments to the Company's Stock Option Plan, approved by the
                Company's stockholders on April 22, 1992, incorporated by reference to
                Exhibit 10.02.3 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1992 (File No.1-9924) (the "Company's
                1992 10-K").

  10.02.4       Amendment to the Company's Stock Option Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

  10.02.5 Amendment No. 11 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924)
                (the "Company's 1993 10-K").











  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.02.6 Amendment No. 12 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.6 to the Company's 1993 10-K.

  10.03         Retirement Benefit Equalization Plan of the Company (as successor to
                Primerica Holdings, Inc.), as amended,
                incorporated by reference to Exhibit 10.03 to the Company's
                1993 10-K.

  10.04         Letter Agreement between Joseph A. Califano, Jr. and the Company, dated
                December 14, 1988, incorporated by reference to Exhibit 10.21.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1988 (File No. 1-9924) (the "Company's 1988 10-K").

  10.05.1       The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988 10-K.

  10.05.2       Amendment to the Company's Deferred Compensation Plan for Directors,
                dated July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's 1992 10-K.

  10.06.1       Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990 (File No. 1-9924) (the "Company's
                1990 10-K").

  10.06.2 Amendment to the Company's Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-K.

  10.07         Long-Term Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.08 to the Company's 1992 10-K.

  10.08.1       Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to January 31, 1993, incorporated by reference to Exhibit 10.09 to the
                Company's 1992 10-K.

  10.08.2 Amendment No. 8 to the Company's CAP Plan, incorporated by reference to Exhibit 10.08.2 to the Company's 1993 10-K.












  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.09.1       Employment Agreement dated as of December 16, 1988 among Smith Barney
                Shearson Inc. (formerly Smith Barney, Harris Upham & Co. Incorporated;
                hereinafter "SBS"), the Company and Frank G. Zarb (the "FGZ Employment
                Agreement"), incorporated by reference to Exhibit 10.01 to the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 1989 (File No. 1-9924).

  10.09.2       Assignment Agreement and Amendment No. One to FGZ Employment Agreement,
                incorporated by reference to Exhibit 10.09.2 to the Company's 1993 10-K.

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










  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

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

  10.17.1       Employment Agreement dated June 23, 1993, by and among SBS, the Company and Robert F. Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-9924)
                (the "Company's September 30, 1993 10-Q").

  10.17.2       Amendment to the RFG Employment Agreement.                                      Electronic

  10.18         Memorandum of Sale dated June 23, 1993, between the Company and Robert
                F. Greenhill, incorporated by reference to Exhibit 10.02 to the
                Company's September 30, 1993 10-Q.

  10.19         Registration Rights Agreement dated June 23, 1993, between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.03 to the Company's September 30, 1993 10-Q.

  10.20         Restricted Shares Agreement dated June 23, 1993, by and between the
                Company and Robert F. Greenhill, incorporated by reference to Exhibit
                10.04 to the Company's September 30, 1993 10-Q.











  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.21         Agreement and Plan of Merger, dated as of September 23, 1993, between the Company and The Travelers Corporation ("old Travelers"),
                incorporated by reference to Exhibit 2.1 to the Current Report on Form
                8-K of old Travelers, dated September 23, 1993 and filed with the
                Commission on October 8, 1993 (File No. 1-5799).

  10.22         Agreement dated December 21, 1993 between the Company and Edward H.
                Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993
                10-K.

  10.23         Employment Agreement dated December 31, 1993 between The Travelers
                Insurance Group Inc. and Richard H. Booth, incorporated by reference to Exhibit 10.23 to the Company's 1993 10-K.

  10.24         Employment Agreement dated December 31, 1993 between The Travelers
                Insurance Group Inc. and Robert W. Crispin, incorporated by reference to Exhibit 10.24 to the Company's 1993 10-K.

  10.25         The Travelers Corporation 1982 Stock Option Plan, as amended January
                10, 1992, incorporated by reference to Exhibit 10(a) to the Annual
                Report on Form 10-K of old Travelers for the fiscal year ended December
                31, 1991 (File No. 1-5799) (the "old Travelers' 1991 10-K").

  10.26         The Travelers Corporation 1988 Stock Incentive Plan, as amended April
                7, 1992, incorporated by reference to Exhibit 10(b) to the Annual
                Report on Form 10-K of old Travelers for the fiscal year ended December
                31, 1992 (File No. 1-5799) (the "old Travelers' 1992 10-K").

  10.27         The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to Exhibit 10(c)
                to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

  10.28         The Travelers Corporation Supplemental Benefit Plan, effective December
                20, 1992, incorporated by reference to Exhibit 10(d) to the Annual
                Report on the old Travelers' 1992 10-K.









  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.29         The Travelers Corporation TESIP Restoration and Non-
                Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers'
                1991 10-K.

  10.30         The Travelers Severance Plan of Officers, as amended
                September 23, 1993, incorporated by reference to Exhibit
                10.30 to the Company's 1993 Form 10-K.

  10.31         The Travelers Corporation Directors' Deferred Compensation
                Plan, as amended November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
                (File No. 1-5799).

  11.01         Computation of Earnings Per Share.                                              Electronic

  12.01         Computation of Ratio of Earnings to Fixed Charges.                              Electronic

  99.01         Fourth paragraph of page 31 of the Company's filing on Form 10-K for            Electronic
                the year ended December 31, 1989, and fourth full paragraph of page 26 of the Company's 1991 10-K.

         The total amount  of securities  authorized pursuant  to any  instrument defining rights  of holders of long-term  debt of the  Company does not  exceed 10% of  the total assets of  the
         Company and its  consolidated subsidiaries.   The Company  will furnish  copies of  any such
         instrument to the Securities and Exchange Commission upon request.











                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           The Travelers Inc.






  Date:  May 13, 1994               By       /s/ James Dimon
                                       ------------------------------
                                                 James Dimon
                                                President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)







  Date:  May 13, 1994               By        /s/ Irwin Ettinger
                                       -------------------------------
                                                  Irwin Ettinger
                                               Senior Vice President
                                            (Chief Accounting Officer)

                                                 EXHIBIT INDEX
                                                 -------------

  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  3.01          Restated Certificate of Incorporation of The Travelers Inc. (the                Electronic
                "Company") and Certificate of Designation of Cumulative Adjustable Rate
                Preferred Stock, Series Y.

  3.02          By-Laws of The Travelers Inc. as amended through April 27, 1994.                Electronic


  10.01         Employment Protection Agreement, dated as of December 31, 1987, between the Company (as successor to Commercial Credit Company ("CCC")), and
                Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1987
                (File No. 1-6594).

  10.02.1       Stock Option Plan of the Company, as amended through April 26, 1989, incorporated by reference to Annex A to the prospectus contained in the
                Company's Registration Statement on Form S-8 (No. 33-29711).

  10.02.2       Amendment to the Company's Stock Option Plan, dated October 23, 1991, incorporated by reference to Exhibit 10.02.2 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1991 (File
                No. 1-9924) (the "Company's 1991 10-K").

  10.02.3       Amendments to the Company's Stock Option Plan, approved by the
                Company's stockholders on April 22, 1992, incorporated by reference to
                Exhibit 10.02.3 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1992 (File No.1-9924) (the "Company's
                1992 10-K").

  10.02.4       Amendment to the Company's Stock Option Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

  10.02.5 Amendment No. 11 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924)
                (the "Company's 1993 10-K").



  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.02.6 Amendment No. 12 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.6 to the Company's 1993 10-K.

  10.03         Retirement Benefit Equalization Plan of the Company (as successor to
                Primerica Holdings, Inc.), as amended,
                incorporated by reference to Exhibit 10.03 to the Company's
                1993 10-K.

  10.04         Letter Agreement between Joseph A. Califano, Jr. and the Company, dated
                December 14, 1988, incorporated by reference to Exhibit 10.21.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1988 (File No. 1-9924) (the "Company's 1988 10-K").

  10.05.1       The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988 10-K.

  10.05.2       Amendment to the Company's Deferred Compensation Plan for Directors,
                dated July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's 1992 10-K.

  10.06.1       Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990 (File No. 1-9924) (the "Company's
                1990 10-K").

  10.06.2 Amendment to the Company's Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-K.

  10.07         Long-Term Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10.08 to the Company's 1992 10-K.

  10.08.1       Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to January 31, 1993, incorporated by reference to Exhibit 10.09 to the
                Company's 1992 10-K.

  10.08.2 Amendment No. 8 to the Company's CAP Plan, incorporated by reference to Exhibit 10.08.2 to the Company's 1993 10-K.


  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.09.1       Employment Agreement dated as of December 16, 1988 among Smith Barney
                Shearson Inc. (formerly Smith Barney, Harris Upham & Co. Incorporated;
                hereinafter "SBS"), the Company and Frank G. Zarb (the "FGZ Employment
                Agreement"), incorporated by reference to Exhibit 10.01 to the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 1989 (File No. 1-9924).

  10.09.2       Assignment Agreement and Amendment No. One to FGZ Employment Agreement,
                incorporated by reference to Exhibit 10.09.2 to the Company's 1993 10-K.

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


  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

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

  10.17.1       Employment Agreement dated June 23, 1993, by and among SBS, the Company and Robert F. Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-9924)
                (the "Company's September 30, 1993 10-Q").

  10.17.2       Amendment to the RFG Employment Agreement.                                      Electronic

  10.18         Memorandum of Sale dated June 23, 1993, between the Company and Robert
                F. Greenhill, incorporated by reference to Exhibit 10.02 to the
                Company's September 30, 1993 10-Q.

  10.19         Registration Rights Agreement dated June 23, 1993, between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.03 to the Company's September 30, 1993 10-Q.

  10.20         Restricted Shares Agreement dated June 23, 1993, by and between the
                Company and Robert F. Greenhill, incorporated by reference to Exhibit
                10.04 to the Company's September 30, 1993 10-Q.


  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.21         Agreement and Plan of Merger, dated as of September 23, 1993, between the Company and The Travelers Corporation ("old Travelers"),
                incorporated by reference to Exhibit 2.1 to the Current Report on Form
                8-K of old Travelers, dated September 23, 1993 and filed with the
                Commission on October 8, 1993 (File No. 1-5799).

  10.22         Agreement dated December 21, 1993 between the Company and Edward H.
                Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993
                10-K.

  10.23         Employment Agreement dated December 31, 1993 between The Travelers
                Insurance Group Inc. and Richard H. Booth, incorporated by reference to Exhibit 10.23 to the Company's 1993 10-K.

  10.24         Employment Agreement dated December 31, 1993 between The Travelers
                Insurance Group Inc. and Robert W. Crispin, incorporated by reference to Exhibit 10.24 to the Company's 1993 10-K.

  10.25         The Travelers Corporation 1982 Stock Option Plan, as amended January
                10, 1992, incorporated by reference to Exhibit 10(a) to the Annual
                Report on Form 10-K of old Travelers for the fiscal year ended December
                31, 1991 (File No. 1-5799) (the "old Travelers' 1991 10-K").

  10.26         The Travelers Corporation 1988 Stock Incentive Plan, as amended April
                7, 1992, incorporated by reference to Exhibit 10(b) to the Annual
                Report on Form 10-K of old Travelers for the fiscal year ended December
                31, 1992 (File No. 1-5799) (the "old Travelers' 1992 10-K").

  10.27         The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to Exhibit 10(c)
                to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

  10.28         The Travelers Corporation Supplemental Benefit Plan, effective December
                20, 1992, incorporated by reference to Exhibit 10(d) to the Annual
                Report on the old Travelers' 1992 10-K.


  Exhibit                                                                                       Filing
  Number        Description of Exhibit                                                          Method
  ------        ----------------------                                                          ------

  10.29         The Travelers Corporation TESIP Restoration and Non-
                Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers'
                1991 10-K.

  10.30         The Travelers Severance Plan of Officers, as amended
                September 23, 1993, incorporated by reference to Exhibit
                10.30 to the Company's 1993 Form 10-K.

  10.31         The Travelers Corporation Directors' Deferred Compensation
                Plan, as amended November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
                (File No. 1-5799).

  11.01         Computation of Earnings Per Share.                                              Electronic

  12.01         Computation of Ratio of Earnings to Fixed Charges.                              Electronic

  99.01         Fourth paragraph of page 31 of the Company's filing on Form 10-K for            Electronic
                the year ended December 31, 1989, and fourth full paragraph of page 26 of the Company's 1991 10-K.

         The total amount  of securities  authorized pursuant  to any  instrument defining rights  of holders of long-term  debt of the  Company does not  exceed 10% of  the total assets of  the
         Company and its  consolidated subsidiaries.   The Company  will furnish  copies of  any such
         instrument to the Securities and Exchange Commission upon request.

