Form 10-K/A
period 1993-12-31
TRAVELERS INC
filed 1994-06-24
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ------------------------------
                                   FORM 10-K/A-1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______
                              --------------------
                         Commission file number 1-9924
                              --------------------
                               THE TRAVELERS INC.
             (Exact name of registrant as specified in its charter)
                Delaware                               52-1568099
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

     7 5/8% Notes Due January 15, 1997          New York Stock Exchange

 1998 Warrants to Purchase Common Stock         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No _______
                                               ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1994 was approximately $10.13 billion.

As of May 31, 1994, 324,544,023 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated by reference into Part II of this Form 10-K/A-1.

Certain portions of the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders held on April 27, 1994 are incorporated by reference into Part III of this Form 10-K/A-1.

                                  EXPLANATORY NOTE

           This Form 10--K/A-1 is being filed to include as exhibits to the Form 10-K financial statements for certain of the Company's employee savings plans, pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

                                 EXHIBIT INDEX
                                 -------------

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 3.01     Restated Certificate of Incorporation of
          The Travelers Inc., as filed with the
          Delaware Secretary of State on March 30,
          1994.

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

 10.02.4* Amendment to the Company's Stock Option
          Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

 10.02.5* Amendment No. 11 to the Company's Stock
          Option Plan.

 10.02.6* Amendment No. 12 to the Company's Stock
          Option Plan.

 10.03*   Retirement Benefit Equalization Plan of
          Primerica Corporation (as successor to
          Primerica Holdings, Inc.), as amended.

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

 10.06.2* Amendment to the Company's Supplemental
          Retirement Plan.

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

 10.09.2* Assignment Agreement and Amendment No. One to FGZ Employment Agreement.

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

 10.17.2* Form of Amendment to the RFG Employment
          Agreement.

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

 10.22* Agreement dated December 21, 1993 between the Company and Edward H. Budd.

 10.23*   Employment Agreement dated December 31,
          1993 between The Travelers Insurance Group
          Inc. and Richard H. Booth.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.24*   Employment Agreement dated December 31,
          1993 between The Travelers Insurance Group
          Inc. and Robert W. Crispin.

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

 10.30* The Travelers Severance Plan of Officers, as amended September 23, 1993.

 10.31*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-
          5799).

 11.01    Computation of Earnings Per Share.

 12.01**  Computation of Ratio of Earnings to Fixed        Electronic
          Charges.

 13.01 Pages 24 through 57 of the 1993 Annual Report to Stockholders of the Company.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 21.01    Subsidiaries of the Company.


 23.01    Consent of KPMG Peat Marwick, Independent
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand, Independent
          Accountants.

 23.03**  Accountants' consents to incorporation            Electronic
          by reference of reports filed with
          Exhibits 99.11, 99.12 and 99.13.

 24.01    Powers of Attorney.

 28.01    Information from Reports Furnished to State
          Insurance Regulatory Authorities.  Schedule
          P of the Consolidated Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated fire and casualty insurers, and Schedule P of the Consolidated Annual
          Statement of Gulf Insurance Company and its affiliated fire and casualty insurers.

 99.01    Consolidated balance sheets of The
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02 The last paragraph of page 2 and the first two paragraphs of page 3 of the Company's
          Current Report on Form 8-K dated September
          23, 1993 (File No. 1-9924), the third
          paragraph of page 26 of the Company's
          September 30, 1993 10-Q, and the third
          paragraph of page 2 of the Company's
          Current Report on Form 8-K dated
          March 1, 1994 (File No. 1-9924) (the
          "Company's March 1, 1994 8-K").

 99.03 The third and fourth paragraphs of page 30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989 10-
          K").

 99.04 The first, second and third paragraphs of page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's
          1990 10-K.

 99.05    The fourth paragraph of page 26 of the
          Company's September 30, 1993 10-Q.

 99.06    The fourth paragraph of page 31 of the
          Company's 1989 10-K, and the fourth full paragraph of page 26 of the Company's 1991
          10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 99.07 The first full paragraph of page 26 of the Company's 1992 10-K.

 99.08    The fourth paragraph of page 2 of the
          Company's March 1, 1994 8-K.

 99.09    The paragraph that begins on page 2 and
          ends on page 3 of the Company's March 1, 1994 8-K.

 99.10    The second paragraph of page 26 of the
          Company's September 30, 1993 10-Q.

 99.11**  1993 Financial Statements of The Travelers       Electronic
          Inc. 401(k) Savings Plan.

 99.12**  1993 Financial Statements of The Travelers       Electronic
          Savings, Investment and Stock Ownership
          Plan.

 99.13**  1993 Financial Statements of the American        Electronic
          Capital Management & Research, Inc. Profit
          Sharing and Savings Plan.

     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1993 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities
     Exchange Act of 1934, as amended.

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

**   Filed with Form 10-K/A-1.

     Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th  day of

June, 1994.
                                   THE TRAVELERS INC.
                                   (Registrant)


                                   By:    /s/ IRWIN ETTINGER
                                        . . . . . . . . . . . . . . . . . . . .
                                        Irwin Ettinger
                                        Senior Vice President

                                 EXHIBIT INDEX
                                 -------------

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 3.01     Restated Certificate of Incorporation of
          The Travelers Inc., as filed with the
          Delaware Secretary of State on March 30,
          1994.

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

 10.02.4* Amendment to the Company's Stock Option
          Plan, dated July 22, 1992, incorporated by reference to Exhibit 10.02.4 to the Company's 1992 10-K.

 10.02.5* Amendment No. 11 to the Company's Stock
          Option Plan.

 10.02.6* Amendment No. 12 to the Company's Stock
          Option Plan.

 10.03*   Retirement Benefit Equalization Plan of
          Primerica Corporation (as successor to
          Primerica Holdings, Inc.), as amended.

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

 10.06.2* Amendment to the Company's Supplemental
          Retirement Plan.

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

 10.09.2* Assignment Agreement and Amendment No. One to FGZ Employment Agreement.

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

 10.17.2* Form of Amendment to the RFG Employment
          Agreement.

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

 10.22* Agreement dated December 21, 1993 between the Company and Edward H. Budd.

 10.23*   Employment Agreement dated December 31,
          1993 between The Travelers Insurance Group
          Inc. and Richard H. Booth.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 10.24*   Employment Agreement dated December 31,
          1993 between The Travelers Insurance Group
          Inc. and Robert W. Crispin.

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

 10.30* The Travelers Severance Plan of Officers, as amended September 23, 1993.

 10.31*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-
          5799).

 11.01    Computation of Earnings Per Share.

 12.01**  Computation of Ratio of Earnings to Fixed        Electronic
          Charges.

 13.01 Pages 24 through 57 of the 1993 Annual Report to Stockholders of the Company.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 21.01    Subsidiaries of the Company.


 23.01    Consent of KPMG Peat Marwick, Independent
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand, Independent
          Accountants.

 23.03**  Accountants' consents to incorporation            Electronic
          by reference of reports filed with
          Exhibits 99.11, 99.12 and 99.13.

 24.01    Powers of Attorney.

 28.01    Information from Reports Furnished to State
          Insurance Regulatory Authorities.  Schedule
          P of the Consolidated Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated fire and casualty insurers, and Schedule P of the Consolidated Annual
          Statement of Gulf Insurance Company and its affiliated fire and casualty insurers.

 99.01    Consolidated balance sheets of The
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02 The last paragraph of page 2 and the first two paragraphs of page 3 of the Company's
          Current Report on Form 8-K dated September
          23, 1993 (File No. 1-9924), the third
          paragraph of page 26 of the Company's
          September 30, 1993 10-Q, and the third
          paragraph of page 2 of the Company's
          Current Report on Form 8-K dated
          March 1, 1994 (File No. 1-9924) (the
          "Company's March 1, 1994 8-K").

 99.03 The third and fourth paragraphs of page 30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989 10-
          K").

 99.04 The first, second and third paragraphs of page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's
          1990 10-K.

 99.05    The fourth paragraph of page 26 of the
          Company's September 30, 1993 10-Q.

 99.06    The fourth paragraph of page 31 of the
          Company's 1989 10-K, and the fourth full paragraph of page 26 of the Company's 1991
          10-K.

 Exhibit                                                   Filing
 Number   Description of Exhibit                           Method
 ------   ----------------------                           ------

 99.07 The first full paragraph of page 26 of the Company's 1992 10-K.

 99.08    The fourth paragraph of page 2 of the
          Company's March 1, 1994 8-K.

 99.09    The paragraph that begins on page 2 and
          ends on page 3 of the Company's March 1, 1994 8-K.

 99.10    The second paragraph of page 26 of the
          Company's September 30, 1993 10-Q.

 99.11**  1993 Financial Statements of The Travelers       Electronic
          Inc. 401(k) Savings Plan.

 99.12**  1993 Financial Statements of The Travelers       Electronic
          Savings, Investment and Stock Ownership
          Plan.

 99.13**  1993 Financial Statements of the American        Electronic
          Capital Management & Research, Inc. Profit
          Sharing and Savings Plan.

     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1993 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities
     Exchange Act of 1934, as amended.

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

**   Filed with Form 10-K/A-1.

     Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.