Form 10-Q
period 1994-06-30
TRAVELERS INC
filed 1994-08-12
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1994

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
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)


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

              Common stock outstanding as of July 31, 1994: 324,401,401

                                                 The Travelers Inc.
                                                  TABLE OF CONTENTS
                                                  -----------------

                                           Part I - Financial Information

      Item 1. Financial Statements:                                                            Page No.
                                                                                               --------
             Condensed Consolidated Statement of Income (Unaudited) -
               Three and Six Months Ended June 30, 1994 and 1993                                   3

             Condensed Consolidated Statement of Financial Position -
               June 30, 1994 (Unaudited) and December 31, 1993                                     4

             Condensed Consolidated Statement of Changes in Stockholders' Equity
               (Unaudited) - Six Months Ended June 30, 1994                                        5

             Condensed Consolidated Statement of Cash Flows (Unaudited) -
               Six Months Ended June 30, 1994 and 1993                                             6

             Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               13


                                             Part II - Other Information

      Item 1. Legal Proceedings                                                                   27

      Item 6. Exhibits and Reports on Form 8-K                                                    27

     Exhibit Index                                                                                28

      Signatures                                                                                  34







                                         The Travelers Inc. and Subsidiaries
                               Condensed Consolidated Statement of Income (Unaudited)
                                 (In millions of dollars, except per share amounts)


                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,
                                                             1994            1993            1994       1993
 -----------------------------------------------------------------------------------------------------------
 Revenues
 Insurance premiums                                        $1,995         $  371         $  3,994     $  737
 Commissions and fees                                         671            282            1,504        559
 Net investment income                                        871            141            1,659        292
 Finance related interest and other charges                   252            235              498        467
 Principal transactions                                       180             82              419        160
 Asset management fees                                        181             38              363         76
 Equity in income of old Travelers                              -             33                -         76
 Other income                                                 451            102              933        219
 -----------------------------------------------------------------------------------------------------------
   Total revenues                                           4,601          1,284            9,370      2,586
 -----------------------------------------------------------------------------------------------------------
 Expenses
 Policyholder benefits and claims                           1,990            200            4,065        410
 Non-insurance compensation and benefits                      764            303            1,652        608
 Insurance underwriting, acquisition and operating            650            134            1,299        260
 Interest                                                     294            157              517        315
 Provision for credit losses                                   38             32               77         67
 Other operating                                              375            162              732        302
 -----------------------------------------------------------------------------------------------------------
    Total expenses                                          4,111            988            8,342      1,962
 -----------------------------------------------------------------------------------------------------------
 Gain on sale of stock of subsidiaries and affiliates           -              -                -          6
 -----------------------------------------------------------------------------------------------------------
 Income before income taxes, minority interest and
   cumulative effect of changes in accounting principles      490            296            1,028        630
 Provision for income taxes                                   170            105              368        224
 -----------------------------------------------------------------------------------------------------------
 Income before minority interest and cumulative
   effect of changes in accounting principles                 320            191              660        406
 Minority interest, net of income taxes                         -             (4)               -        (12)
 Cumulative effect of changes in accounting principles,
   net of income taxes                                          -              -                -        (35)
 -----------------------------------------------------------------------------------------------------------
 Net income                                               $   320         $  187           $  660      $ 359
 ===========================================================================================================
 Net income per share of common stock
   and common stock equivalents:
 Before cumulative effect of changes
   in accounting principles                                  $0.93          $0.76            $1.90       $1.65
 Cumulative effect of changes in accounting principles        -              -                -          (0.15)
 --------------------------------------------------------------------------------------------------------------
 Net income per share of common stock
   and common stock equivalents                              $0.93          $0.76            $1.90       $1.50
 =============================================================================================================
 Weighted average number of common shares outstanding
   and common stock equivalents                              323.0          235.7           325.2        230.8
 =============================================================================================================
 See Notes to Condensed Consolidated Financial Statements.


                                        The Travelers Inc. and Subsidiaries
                              Condensed Consolidated Statement of Financial Position
                                (In millions of dollars, except per share amounts)

                                                                                     June 30,         December 31,
                                                                                       1994               1993
- - ------------------------------------------------------------------------------------------------------------------
 Assets                                                                             (Unaudited)
 Cash and cash equivalents
   (including $948 and $914 segregated under federal and other brokerage regulations) $ 1,411              $ 1,526
 Investments and real estate held for sale:
   Fixed maturities:
     Available for sale (1994, cost - $28,334; 1993, market - $28,438)                 26,824               28,109
     Held to maturity (market $115 and $201)                                              115                  177
   Equity securities, at market (cost $555 and $513)                                      554                  555
   Mortgage loans                                                                       6,376                7,365
   Real estate held for sale                                                              631                1,049
   Policy loans                                                                         1,586                1,367
   Short-term and other                                                                 4,097                3,577
 -------------------------------------------------------------------------------------------------------------------
   Total investments and real estate held for sale                                     40,183               42,199
 -------------------------------------------------------------------------------------------------------------------
 Securities borrowed or purchased under agreements to resell                            26,231               13,353
 Brokerage receivables                                                                   7,759                8,167
 Trading securities owned, at market value                                               7,021                5,863
 Net consumer finance receivables                                                        6,477                6,216
 Reinsurance recoverables                                                                5,356                4,999
 Value of insurance in force and deferred policy acquisition costs                       2,084                1,996
 Cost of acquired businesses in excess of net assets                                     2,130                2,162
 Separate and variable accounts                                                          4,512                4,665
 Other receivables                                                                       4,530                4,624
 Other assets                                                                            7,798                5,590
 -------------------------------------------------------------------------------------------------------------------
 Total assets                                                                         $115,492             $101,360
 ===================================================================================================================
 Liabilities
 Investment banking and brokerage borrowings                                           $ 2,762             $  3,454
 Short-term borrowings                                                                   3,141                2,535
 Long-term debt                                                                          6,860                6,991
 Securities loaned or sold under agreements to repurchase                               22,555               10,144
 Brokerage payables                                                                      7,920                7,012
 Trading securities sold not yet purchased, at market value                              4,413                3,835
 Contractholder funds                                                                   17,114               17,980
 Insurance policy and claims reserves                                                   27,133               26,651
 Separate and variable accounts                                                          4,483                4,642
 Accounts payable and other liabilities                                                 10,337                8,680
 -------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                   106,718               91,924
 -------------------------------------------------------------------------------------------------------------------
 ESOP Preferred stock - Series C                                                           235                  235
 Guaranteed ESOP obligation                                                              (111)                (125)
 -------------------------------------------------------------------------------------------------------------------
                                                                                           124                  110
 -------------------------------------------------------------------------------------------------------------------

 Stockholders' equity
 Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate
   liquidation value                                                                       800                  800
 Common stock ($.01 par value; authorized shares: 500 million
   issued shares: 1994 - 368,226,856 shares and 1993 - 368,287,709 shares)                   4                    4
 Additional paid-in capital                                                              6,642                6,566
 Retained earnings                                                                       3,670                3,140
 Treasury stock, at cost (1994 - 44,702,670 shares, 1993 - 41,155,405 shares)          (1,309)              (1,121)
 Unrealized gain (loss) on investment securities and other                             (1,157)                 (63)
 -------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                            8,650                9,326
 -------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                           $115,492             $101,360
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




        Six months ended June 30, 1994                                                           Amount            Shares
        ----------------------------------------------------------------------------------------------------------------
        Preferred Stock at aggregate liquidation value                                                     (in thousands)
        Balance, beginning of year                                                              $  800            11,200
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                     800            11,200
        ================================================================================================================
        Common Stock and Additional Paid-In Capital
        Balance, beginning of year                                                               6,570           368,287
        Issuance of shares pursuant to employee benefit plans                                       76                 -
        Other                                                                                        -              (60)
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                   6,646           368,227
        ----------------------------------------------------------------------------------------------------------------
        Retained Earnings
        Balance, beginning of year                                                               3,140
        Net income                                                                                 660
        Common dividends                                                                          (87)
        Preferred dividends                                                                       (43)
        ----------------------------------------------------------------------------------------------
        Balance, end of period                                                                   3,670
        ----------------------------------------------------------------------------------------------
        Treasury Stock (at cost)
        Balance, beginning of year                                                             (1,121)          (41,155)
        Issuance of shares pursuant to employee benefit plans, net of shares
          tendered for payment of option exercise price and withholding taxes                       65             3,439
        Treasury stock acquired                                                                  (250)           (6,925)
        Other                                                                                      (3)              (62)
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                 (1,309)          (44,703)
        ----------------------------------------------------------------------------------------------------------------
        Unrealized Gain (Loss) on Investment Securities and Other
        Balance, beginning of year                                                                (63)
        Net change in unrealized gains and losses on investment securities                     (1,022)
        Translation adjustments, net                                                                 1
        Net issuance of restricted stock                                                         (135)
        Restricted stock amortization                                                               62
        ----------------------------------------------------------------------------------------------
        Balance, end of period                                                                 (1,157)
        ----------------------------------------------------------------------------------------------
        Total common stockholders' equity and common shares outstanding                         $7,850           323,524
        ================================================================================================================
        Total stockholders' equity                                                              $8,650
        ==============================================================================================
        See Notes to Condensed Consolidated Financial Statements.



                                                  The Travelers Inc. and Subsidiaries
                                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                       (In millions of dollars)


        Six months ended June 30,                                                                         1994        1993
        ------------------------------------------------------------------------------------------------------------------
        Cash Flows From Operating Activities
        Income before income taxes, minority interest and cumulative effect of changes in
          accounting principles                                                                        $ 1,028      $ 630
        Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
            Amortization of deferred policy acquisition costs and value of insurance in force              408        148
            Additions to deferred policy acquisition costs                                                (496)      (209)
            Depreciation and amortization                                                                  174         42
            Provision for credit losses                                                                     77         67
            Undistributed equity earnings                                                                    -        (45)
            Changes in:
              Trading securities, net                                                                     (580)      (456)
              Securities borrowed, loaned and repurchase agreements, net                                  (467)       397
              Brokerage receivables net of brokerage payables                                            1,316       (710)
              Insurance policy and claims reserves                                                         482         58
              Other, net                                                                                  (566)      (300)
        -----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operations                                                        1,376       (378)
        Income taxes paid                                                                                 (263)       (98)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                            1,113       (476)
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Investing Activities
        Consumer loans originated or purchased                                                          (1,430)    (1,196)
        Consumer loans repaid or sold                                                                    1,071      1,014
        Purchases of fixed maturities and equity securities                                             (4,634)      (965)
        Proceeds from sales of investments and real estate:
          Fixed maturities and equity securities                                                         2,421        807
          Mortgage loans                                                                                   182          4
          Real estate and real estate joint ventures                                                       607          -
        Proceeds from maturities of investments:
          Fixed maturities and equity securities                                                         2,267        129
          Mortgage loans                                                                                   799          3
        Other investments, primarily short-term, net                                                      (903)       (37)
        Business divestments                                                                                 -        120
        Other, net                                                                                        (156)       (26)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                                              224       (147)
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Financing Activities
        Dividends paid                                                                                    (130)       (65)
        Issuance of common stock                                                                             -        329
        Cash received from stock options                                                                     8          5
        Treasury stock acquired                                                                           (250)        (2)
        Stock tendered by employees for payment of withholding taxes                                       (27)       (39)
        Issuance of long-term debt                                                                         450      1,300
        Payments and redemptions of long-term debt                                                        (565)      (230)
        Net change in short-term borrowings (including investment banking and brokerage borrowings)        (86)      (407)
        Contractholder fund deposits                                                                     1,203          -
        Contractholder fund withdrawals                                                                 (2,064)         -
        Other, net                                                                                           9         (4)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                                           (1,452)       887
        -----------------------------------------------------------------------------------------------------------------
        Change in cash and cash equivalents                                                               (115)       264
        Cash and cash equivalents at beginning of period                                                 1,526        272
        -----------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                                     $ 1,411     $  536
        -----------------------------------------------------------------------------------------------------------------
        Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                                       $   509     $  303
        =================================================================================================================
        See Notes to Condensed Consolidated Financial Statements.



                         The Travelers Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (In millions of dollars, except per share amounts)


          1. Basis of Presentation
             ---------------------

             The accompanying condensed consolidated financial statements as of June 30, 1994 and for the three and six-month periods ended June 30, 1994 and 1993 are unaudited and include the accounts of The Travelers Inc. (the Company) and its subsidiaries. Results of operations for the three month and six-month periods ended June 30, 1993 relate only to Primerica Corporation (Primerica), and do not include earnings related to the acquisition of the approximately 73% of The Travelers Corporation (old Travelers) common stock acquired in December 1993 or the earnings related to the domestic retail brokerage and asset management businesses (the Shearson Businesses) of Shearson Lehman Brothers Holdings Inc. acquired in July 1993. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1993.

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

             FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost.
             Investment securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholders' equity. Initial adoption of this standard resulted in a net increase of $214 (net of taxes) to net unrealized gains on investment securities which is included in stockholders' equity.

             Interpretation 39. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (Interpretation 39). The general principle of Interpretation 39 states that amounts due from and due to another party may not be offset in the balance sheet unless a right of setoff exists and the parties intend to exercise the right of setoff. Implementation of Interpretation 39 did not have a material impact on the Company's financial position; however, assets and liabilities were increased by approximately $3,000 at June 30, 1994.

          2. Business Acquisitions
             ----------------------

             The Travelers Merger
             On December 31, 1993, Primerica acquired the approximately 73% of old Travelers common stock it did not already own. Old Travelers was merged into Primerica, and concurrently, Primerica changed its name to The Travelers Inc.

             The Shearson Acquisition
             On July 31, 1993, the Company acquired the Shearson Businesses and combined them with the operations of Smith Barney, Harris Upham & Co. Incorporated. The combined firm is named Smith Barney Inc., and is a subsidiary of Smith Barney Holdings Inc. (Smith Barney). In connection with this acquisition, Smith Barney has agreed to pay additional amounts that are contingent upon the new unit's performance. The contingent consideration will be accounted for prospectively, as additional purchase price, which will result in amortization over periods of up to 20 years.

             The unaudited pro forma condensed results of operations presented below assume the above transactions had occurred at the beginning of the period presented:
                                                            Six months
                              Pro Forma                          ended
                                                         June 30, 1993
             -----------------------------------------------------------

               Revenues                                        $9,344
                                                                =====
               Income before cumulative effect of
                 changes in accounting principles                $672
                                                                  ===
               Net income                                        $637
                                                                  ===

               Net income per share:
                Before cumulative effect of changes in
                  accounting principles                         $1.96
                                                                 ====
                Net income                                      $1.85
                                                                 ====

             The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the period presented or of future operations of the combined companies.

          3. Debt
             ----

             Investment banking and brokerage borrowings consisted of the following:

                                         June 30, 1994        December 31, 1993
                                         -------------        -----------------
             Commercial paper              $1,559                   $1,401
             Secured borrowings               100                      105
             Unsecured borrowings             735                      693
             Notes to LBI                     368                    1,255
                                            -----                    -----
                                           $2,762                   $3,454
                                            =====                    =====

             Investment banking and brokerage borrowings are short-term and include commercial paper, secured and unsecured bank loans used to finance Smith Barney's operations, including the securities settlement process, and notes issued to Lehman Brothers Holdings Inc. (LBI) in connection with the Shearson

             Businesses acquired. The secured and unsecured bank loans bear interest at fluctuating rates based primarily on the federal funds interest rate. Notes payable to LBI at December 31, 1993 included a $586 variable rate note which was paid in January 1994, and was issued as partial payment for the businesses acquired. Also included in notes payable to LBI is a non-interest bearing note (the Clearing Note) outstanding in connection with LBI's activities under the Clearing Agreement. The Clearing Note, which matures upon termination of the Clearing Agreement, fluctuates daily based on LBI's borrowing activities. In 1993, Smith Barney put in place a $1,500 commercial paper program that consists of both discounted and interest bearing paper. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

             Short-term   borrowings   consisted    of   commercial   paper
             outstanding as follows:

                                         June 30, 1994        December 31, 1993
                                         -------------        -----------------

           The Travelers Inc.              $  478                   $  329
           Commercial Credit Company        2,574                    2,206
           The Travelers Insurance Company     89                        -
                                           ------                   ------
                                           $3,141                   $2,535
                                            =====                    =====

             The  Travelers Inc.  (the  Parent), Commercial  Credit Company
             (CCC) and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent and CCC have agreements with certain banks totaling $800 whereby the Parent, with the consent of CCC, may assign certain revolving credit amounts (swing facilities) to CCC for specific periods of time. At June 30, 1994 $300 was allocated to CCC. The Parent and TIC have an agreement amounting to $275 with certain banks whereby both the Parent and TIC may access a revolving credit facility.

             At June 30, 1994, the Parent had committed and available revolving credit facilities of $775 (which includes $275 that may be accessed by TIC) of which $150 expires in 1994 and $625 expires in 1995. At June 30, 1994, CCC had committed and available revolving credit facilities of $2,835, of which $175 expires in 1994, $1,160 expires in 1995 and $1,500 expires in 1997.

             In August 1994 the Parent, CCC and TIC obtained commitments from a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, CCC or TIC
             ($1,200 to mature in 1999 and the balance in 1995). The participation of TIC in this agreement is limited to $300.
             The revolving credit facility is expected to close in the third quarter of 1994, at which time the Company will terminate the $800 swing facility, the $275 revolving credit facility that may be accessed by either the Parent or TIC and $100 of lines available to CCC. Under this new facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined). At June 30, 1994, the Company would have exceeded this requirement by approximately $2,500.

             CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1994, CCC would have been able to remit $152 to the Parent under its most restrictive covenants or regulatory requirements.

             Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At June 30, 1994, Smith Barney would have been able to remit approximately $453 to the Parent under its most restrictive covenants.

             Under Connecticut statutory standards the statutory surplus of The Travelers Insurance Group, which amounted to $4,109 at December 31, 1993, is not available in 1994 for dividends to the Parent without prior approval.

             Long-term debt, including its current portion, consisted of the following:

                                          June 30, 1994       December 31, 1993
                                          -------------       -----------------
             The Travelers Inc.               $1,394               $1,504
             Commercial Credit Company         3,726                3,970
             Smith Barney Holdings Inc.        1,625                1,375
             The Travelers Insurance Group Inc.  115                  142
                                               -----                -----
                                              $6,860               $6,991
                                               =====                =====

             During 1994, Smith Barney issued $200 of 5 1/2% Notes due January 15, 1999 and $200 of 6% Notes due March 15, 1997.

             On May 31, 1994, Smith Barney renegotiated its three-year revolving credit agreement (the "Agreement") with a bank syndicate. The amendment to the Agreement extended the term by one year until May 1997 and increased the amount of the facility from $625 to $1,000. As of June 30, 1994, $625 was borrowed under the Agreement. In addition, on May 31, 1994, Smith Barney entered into a $750, 364-day revolving credit agreement with a bank syndicate. As of June 30, 1994, there were no borrowings outstanding under this new facility.

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


                                                                             Ceded to
                                                                Gross         Other         Net
                                                                Amount      Companies      Amount
                                                                ------      ---------      ------
             Three months ended June 30, 1994
             --------------------------------
             Premiums
                Life insurance                                   $  451       $(65)     $   386
                Accident and health insurance                       651        (26)         625
                Property and casualty insurance                   1,382       (398)         984
                                                                  -----       ----        -----
                                                                 $2,484      $(489)      $1,995
                                                                  =====       ====        =====

             Claims                                              $1,881      $(305)      $1,576
                                                                  =====       ====        =====

             Three months ended June 30, 1993
             --------------------------------
             Premiums
                Life insurance                                     $293      $ (68)        $225
                Accident and health insurance                        84         (2)          82
                Property and casualty insurance                     123        (59)          64
                                                                    ---       ----          ---
                                                                   $500      $(129)        $371
                                                                    ===       ====          ===

             Claims                                                $251      $ (60)        $191
                                                                    ===       ====          ===

             Six months ended June 30, 1994
             ------------------------------
             Premiums
                Life insurance                                   $  925      $(138)     $   787
                Accident and health insurance                     1,305        (46)       1,259
                Property and casualty insurance                   2,687       (739)       1,948
                                                                  -----       ----        -----
                                                                 $4,917      $(923)      $3,994
                                                                  =====       ====        =====

             Claims                                              $3,833      $(659)      $3,174
                                                                  =====       ====        =====

             Six months ended June 30, 1993
             ------------------------------
             Premiums
                Life insurance                                     $583     $ (137)        $446
                Accident and health insurance                       170         (6)         164
                Property and casualty insurance                     233       (106)         127
                                                                    ---       ----          ---
                                                                   $986      $(249)        $737
                                                                    ===       ====          ===

             Claims                                                $516      $(132)        $384
                                                                    ===       ====          ===


          5. Contingencies
             -------------

             A subsidiary of old Travelers is in litigation with certain underwriters at Lloyd's in New York state court to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability of old Travelers to aggregate asbestos products claims with asbestos premises claims under a market agreement between Lloyd's and old Travelers or under the applicable reinsurance treaties. In January 1994, the court stayed litigation of this matter in favor of arbitration of the contract issues raised by old Travelers under the applicable treaties and an agreement with the Lloyd's market on coverage for asbestos-related claims.

             On insurance contracts written many years ago by old Travelers, the Company continues to receive claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. In relation to these claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure represented by these claims or a range of possible loss. As a result, the Company expects that future earnings in any given year may be adversely affected by environmental and asbestos claims, although the amounts cannot be reasonably estimated. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.

             In the ordinary course of business the Company and/or its subsidiaries are also defendants or co-defendants in various litigation matters, other than environmental and asbestos claims. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.


          6. Pending Transactions
             --------------------

             On June 14, 1994 TIC, a subsidiary of the Company, and Metropolitan Life Insurance Company (MetLife) signed a letter of intent to combine their group health insurance businesses into a new company with a long-term, strategic focus on managed care. In addition, MetLife would acquire TIC's group life and related group insurance businesses. If the transactions take place, the new company is expected to be one of the largest commercial health insurers in the United States. TIC and MetLife will each own an equal interest in the new company, which has not yet been named. Pending the negotiation of definitive agreements and state insurance and other regulatory approvals, the two-part deal between TIC and MetLife is expected to close on or before January 1, 1995.

             On  July   28,  1994  The   Travelers  Indemnity   Company,  a
             subsidiary of the Company, announced it had signed a definitive agreement to sell its subsidiary, Bankers and Shippers Insurance Company, to Integon Corporation for $142. The sale involves the non-standard personal automobile insurance lines, which is the bulk of Bankers and Shippers business, and The Travelers Indemnity Company will retain the rest of the businesses. The proposed transaction, which is subject to various regulatory approvals, is scheduled to be completed prior to year end, and is not expected to have a material impact on future operations.

          Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                               and RESULTS of OPERATION


          Consolidated Results of Operations

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                     --------------------------------------------------------
           (in millions, except per share amounts)          1994        1993              1994        1993
          ---------------------------------------------------------------------------------------------------
           Revenues                                        $4,601      $1,284            $9,370      $2,586
                                                            =====       =====             =====       =====
           Income before cumulative
             effect of changes
             in accounting principles                        $320        $187              $660        $394
                                                              ===         ===               ===         ===
           Earnings per share:
             Before cumulative
              effect of changes
              in accounting principles                      $0.93       $0.76             $1.90       $1.65
                                                             ====        ====              ====        ====

             Net income                                     $0.93      $ 0.76             $1.90       $1.50
                                                             ====       =====              ====        ====
           Weighted average number of
             common shares outstanding
             and common stock equivalents                   323.0       235.7             325.2       230.8
                                                            =====       =====             =====       =====

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

          The Shearson Acquisition
          On July 31, 1993, the Company acquired the domestic retail brokerage and asset management businesses (the Shearson Businesses) of Shearson Lehman Brothers Holdings Inc., a subsidiary of American Express Company. The businesses acquired were combined with the operations of Smith Barney, Harris Upham & Co. Incorporated, and the combined firm is named Smith Barney Inc., which is a subsidiary of Smith Barney Holdings Inc. (Smith Barney).

          Results of Operations
          The discussion of results of operations for the three-month and six-month periods ended June 30, 1993 relates only to old Primerica (which excludes old Travelers and the Shearson Businesses). The assets and liabilities of old Travelers and the Shearson Businesses are reflected in the Condensed Consolidated Statement of Financial Position at December 31, 1993 on a fully consolidated basis.

          Net income for the six months ended June 30, 1994 includes reported after-tax net portfolio gains of $5 million, compared to previously reported after-tax portfolio gains of $24 million and an after-tax gain of $4 million from the sale of the Company's remaining interest in Fingerhut Companies, Inc. (Fingerhut) in the 1993 six-month period. Also included in net income for the first six months of 1993 is an after-tax charge of $18 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $17 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

          Excluding  these items,  earnings  for  the  first half  of  1994 increased by $289 million, or 79%, over the 1993 period, reflecting primarily increased operating earnings from Smith Barney (including earnings associated with the Shearson Businesses), improved performance at Consumer Finance Services and Primerica Financial Services and the inclusion of the additional 73% interest in the earnings of The Travelers Insurance Group acquired on December 31, 1993, offset by increased corporate expenses related to acquisitions.

          The following discussion presents in more detail each segment's performance.

          Segment Results for the Three Months Ended June 30, 1994 and 1993
          -----------------------------------------------------------------

                Investment Services
                                                                                     Three Months Ended June 30,
                                                          ------------------------------------------------------------
                   ($ in millions)                                   1994                         1993
          ------------------------------------------------------------------------------------------------------------
                                                             Revenues     Net income      Revenues    Net income
          ------------------------------------------------------------------------------------------------------------
                   Smith Barney                                $1,285            $79          $474           $55

                   Mutual funds and asset management               40              8            37             8
          ------------------------------------------------------------------------------------------------------------
                     Total Investment Services                 $1,325            $87          $511           $63
          ============================================================================================================

          The Company's Investment Services segment includes Smith Barney - investment banking and securities brokerage; American Capital Management & Research, Inc. (American Capital) - mutual funds; and a limited partnership interest in RCM Capital Management
          (RCM) - asset management.

          Smith Barney Operating Earnings

          Although earnings at Smith Barney are up versus the year-ago period, lower securities trading volume and difficult markets contributed to a decline in Smith Barney's earnings versus a robust first quarter. Comparisons with results for the 1993 period are favorable, as they reflect only Smith Barney prior to its combination with the Shearson Businesses on July 31, 1993.

          Smith Barney Revenues
                                               Three Months Ended June 30,
                                               --------------------------------
                    ($ in millions)                 1994              1993
                  -------------------------------------------------------------
                    Commissions                   $  462             $ 149
                    Investment banking               180               129
                    Principal trading                180                82
                    Asset management fees            180                22
                    Interest income, net*             73                28
                    Other income                      40                10
                  -------------------------------------------------------------
                    Net revenues*                 $1,115              $420
                  =============================================================

          *Net of interest expense of $170 and $54 for the three-month periods ended June 30, 1994 and 1993, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

          Investment banking recorded a 40% increase in revenues compared with the prior year period and an 8% decline from first quarter 1994 levels. Retail gross production of $761.9 million was considerably ahead of last year because of the Shearson acquisition, but down from the first quarter -- in line with industry volume levels. The decline in revenues from principal trading versus the 1994 first quarter also reflects volatility in the fixed income markets.

          Revenues from asset management of $180 million, about even with first quarter levels, reflect the $75.5 billion Smith Barney has under management as well as revenues associated with $28.2 billion in externally managed accounts.

          Smith  Barney's  principal  business  activities  are,  by  their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. While higher volatility can increase risk, it can also increase order flow, which drives many of its businesses. Other market and economic conditions, and the size, number and timing of transactions may also impact net income. As a result, revenues and profitability can vary significantly from year to year, and from quarter to quarter.

          An increasing interest rate environment could adversely impact Smith Barney's businesses, including commissions, investment banking and principal trading. Recent activity in the securities market showed continued weakness. Should this trend continue,
          results  could  be  negatively   affected.

          Mutual Funds and Asset Management

          Net income from the Company's mutual funds and asset management operations in the second quarter of 1994 was about even with the prior year period. American Capital's mutual fund sales (at net asset value) increased to $740 million for the three month period ended June 30, 1994 compared to $725 million in the prior year period.


          Assets Under Management
                                                    At June 30,
                                           --------------------------------
                 ($ in billions)                     1994           1993
               ------------------------------------------------------------
                 Smith Barney                      $75.5           $17.3

                 RCM Capital Management             23.2            24.0

                 American Capital (1)               16.3            15.9

                 Travelers Life and Annuities (2)   20.2               -
               ------------------------------------------------------------
                 Total Assets Under Management    $135.2           $57.2
               ------------------------------------------------------------
          (1) Includes the assets of the Common Sense(R) Trust, marketed by Primerica Financial Services.
          (2)  Part of the Life Insurance Services segment.

          Consumer Finance Services

                                                             Three Months Ended June 30,
                                                       ---------------------------------------------
                 ($ in millions)                          1994                        1993
              --------------------------------------------------------------------------------------
                                                Revenues     Net income     Revenues      Net income
              --------------------------------------------------------------------------------------
                 Consumer Finance Services         $303            $55         $289            $51
              --------------------------------------------------------------------------------------

          The 7% increase in Consumer Finance net income in the second quarter of 1994 over the same period last year reflects continued growth in receivables outstanding to $6.614 billion (before allowance for losses and accrued interest receivable) at the end of the period. This represents a 3% increase over March 31, 1994 and was marked particularly by growth in personal loans. During the second quarter of 1994 a net addition of 28 offices brought the total to 827 at June 30, 1994. The Company does not currently anticipate a significant change in the number of branch offices during the remainder of the year.

          Charge-offs remained at low levels for the 1994 period -- 2.07% versus 2.34% in the prior year quarter, while the 60+ day delinquencies hit a low of 1.88% versus 2.19% in the prior year period.

          The average yield on the portfolio declined to 15.28% from 15.92%, although net margins rose to 8.62%. The former primarily reflects a shift in product mix toward more variable rate loans, which have lower yields, with higher margins reflecting lower funding costs.

                                                                                 As of, and for, the
                                                                             Three Months Ended June 30,
                                                                          ----------------------------------
                                                                                1994                1993
                                                                          ----------------------------------
                          Allowance for losses as % of net
                            consumer finance receivables                       2.64%                2.78%

                          Charge-off rate                                      2.07%                2.34%
                          60 + days past due on a contractual
                            basis as % of gross consumer
                            finance receivables at quarter end                 1.88%                2.19%

                Life Insurance Services

                                                                            Three Months Ended June 30,
                                                                --------------------------------------------------------
                 ($ in millions)                                       1994                             1993
              ----------------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
              ----------------------------------------------------------------------------------------------------------
                 Primerica Financial Services                $  322           $ 55              $300             $50

                 Travelers Life and Annuities                   541             53                76               6
                 Managed Care and Employee Benefits             876             34                 -               -
              ----------------------------------------------------------------------------------------------------------
                 Total Life Insurance Services               $1,739           $142              $376             $56
              ==========================================================================================================


          The Life Insurance Services segment includes the results of Primerica Financial Services (PFS) for both periods presented and, for 1994 only, the results of the Travelers Life and Annuities and the Managed Care and Employee Benefits segments of old Travelers which were acquired on December 31, 1993. Certain 1993 production statistics related to old Travelers' businesses are included for comparison purposes only and are not reflected in 1993 revenues or operating results.

          Travelers Life and Annuities consists principally of individual products marketed under the Travelers name (which was the Financial Services business of old Travelers) as well as group annuity operations (which was the Asset Management & Pension Services business of old Travelers) and in both periods the accident and health operations of old Primerica.

          Managed Care and Employee Benefits consists of the old Travelers businesses that market group accident and health and life insurance, managed health care programs, and administrative services associated with employee benefit plans to customers ranging from large multinational corporations to small local employers.

          Primerica Financial Services
          During the second quarter of 1994 PFS issued 78,600 policies totaling $14.7 billion in face amount of individual life insurance, compared to 65,400 policies totaling $12.0 billion in face amount in the corresponding 1993 period. Insurance in force was $318.1 billion at June 30, 1994, up from $309.3 billion at December 31, 1993, reflecting positive sales trends as well as better policy persistency. PFS's earnings are significantly affected by the levels of insurance in force, and it is likely that results would be negatively impacted in future periods should insurance in force experience a substantial decline.

          PFS has traditionally offered mutual funds to customers as a way for them to invest the savings obtained through relatively low cost term life insurance as compared to traditional whole life insurance. Sales of mutual funds during the second quarter of 1994 increased 9% to $371 million, compared to second quarter 1993 sales of $339 million. Assets under management in the proprietary Common Sense(R) Trust family of funds totaled $3.3 billion at June 30, 1994. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans marketed through PFS were $954 million at June 30, 1994, up 54% from $621 million at the end of the prior year period, reflecting recent record levels of new loan volume.

          Travelers Life and Annuities
          During the second quarter of 1994 Travelers Life and Annuities operations issued $2.6 billion of face amount of individual life insurance bringing total life insurance in force to $47.4 billion. Net written premiums and deposits during the second quarter of 1994 totaled $67 million, compared to $59 million in the prior year period. Individual annuity production was strong during the second quarter of 1994, compared to the prior period levels, primarily reflecting increased sales of variable annuities. In late June a variable annuity product was introduced for distribution by Smith Barney financial consultants and is expected to contribute to annuity production in future periods. Net written premiums and deposits during the second quarter of 1994 totaled $300 million compared to $257 million in the comparable 1993 period, bringing total policyholder account balances and benefit reserves to $10.4 billion at the 1994 quarter end. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and old Travelers. In the group annuity business, net written premiums and deposits for the second quarter of 1994 were $91 million. Group annuity net written premiums and deposits were down significantly from the first quarter and the comparable period in 1993 reflecting the Company's more selective approach to issuance of guaranteed investment contracts and a decision in the third quarter of 1993 to no longer market index funds. Policyholder account balances and benefit reserves decreased to $12.6 billion at the 1994 quarter end. Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $86 million in the second quarter of 1994 about even with the 1993 period.

          Managed Care and Employee Benefits
          Net income for the Managed Care and Employee Benefits operations reflects reduced operating expenses resulting from restructuring initiatives and improved underwriting partially offset by a decline in premiums, deposits and equivalents.

          Total group life insurance in force amounted to $136.2 billion at June 30, 1994, down from $139.9 billion at year end 1993. Face amount of group life insurance issued for the second quarter 1994 was $3.3 billion versus $5.0 billion in the 1993 period. New business production in the health business also declined in the quarter ended June 30, 1994, as compared to old Travelers' 1993 second quarter. In the group life business, net premiums written, deposits and equivalents totaled $136 million for the quarter ended June 30, 1994 compared to $163 million in the 1993 period. In the group health business, net premiums written, deposits and equivalents were $2.3 billion for the quarter ended June 30, 1994 compared to $2.4 billion in the 1993 period. Equivalents represent benefits under administration which, together with deposits, are estimates of premiums that fee-based customers would have been charged under a fully insured arrangement and do not equal actual revenues. The total lives covered by medical plans declined to 5.2 million from 6.1 million a year ago, although participation in the managed care component rose 10%. These declines reflect increased emphasis on improvements in underwriting designed to reduce financial risk rather than emphasize growth, and uncertainties relating to the proposed healthcare legislation.

          On June 14, 1994, Metropolitan Life Insurance Company (MetLife) and The Travelers Insurance Company (TIC) signed a letter of intent to combine their group health insurance businesses into a new company with a long-term strategic focus on managed care. In addition, MetLife would acquire TIC's group life and related group insurance businesses. The transaction is expected to close, pending the negotiation of definitive agreements and state insurance and other regulatory approvals, around year-end. In the event that these transactions are consummated, revenues and earnings from the Managed Care and Employee Benefits line, which amounted to $1.8 billion and $67 million for the first six months of 1994, respectively, would no longer be reflected in the Company's results of operations. Subsequently, the Company would reflect its fifty percent interest in the new jointly owned company which will include both the Company's and MetLife's healthcare businesses.

          Property and Casualty Insurance Services

                                                                                Three Months Ended June 30,
                                                                       ------------------------------------------------
                   ($ in millions)                                              1994                     1993
               --------------------------------------------------------------------------------------------------------
                                                                                       Net                      Net
                                                                       Revenues       income      Revenues    income
               --------------------------------------------------------------------------------------------------------
                   Commercial                                          $  854           $56          $73        $8

                     Minority Interest - Gulf                               -             -            -        (4)

                   Personal                                               386            26            -         -
               --------------------------------------------------------------------------------------------------------
                   Total Property and Casualty Insurance Services      $1,240           $82          $73       $ 4
               ========================================================================================================

          The Property and Casualty Insurance Services segment consists of the business lines of old Travelers as well as Gulf Insurance Group (Gulf). Segment revenues and operating results for 1993 include only the 50% of Gulf then-owned by old Primerica.
          Certain 1993 production statistics related to old Travelers' businesses are included for comparison purposes only and are not reflected in 1993 revenues or operating results.

          On July 28, 1994, The Travelers Indemnity Company, a subsidiary of the Company announced it had signed a definitive agreement to sell its subsidiary, Bankers and Shippers Insurance Company, to Integon Corporation for $142 million. The sale involves the non-standard personal automobile insurance lines, which is the bulk of Bankers and Shippers business, and The Travelers Indemnity Company will retain the rest of the businesses. The proposed transaction, which is subject to various regulatory approvals, is scheduled to be completed prior to year end, and is not expected to have a material impact on future operations.

          Commercial Lines
          Commercial Lines net written premiums and equivalents for the second quarter of 1994 totaled $1.2 billion and were about even with the second quarter of 1993. A significant component of Commercial Lines is the national accounts division, which provides insurance coverages and services, primarily workers' compensation, to large corporations. Equivalents associated largely with national accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not equal actual revenues. Although premiums and equivalents combined were comparable with the year ago period, net written premiums for national accounts for the second quarter of 1994 totaled $66 million compared to $76 million in the prior year period. This decline resulted from an ongoing shift from risk-bearing business into non risk-bearing business and efforts to help customers control their loss costs, which has helped to build a better than 90% customer retention ratio.

          Commercial Lines agency business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums declined 10% to $370 million, as soft market conditions continued to affect guaranteed cost business.

          The combined ratio for Commercial Lines in the second quarter of 1994 was 113.4% compared to 116.1% in the 1993 period. Included in the second quarter of 1994 are after-tax catastrophe losses of $6.6 million, net of reinsurance compared to $8.4 million in the 1993 period.

          Personal Lines
          Net written premiums for the second quarter of 1994 were $363 million, and were about even with the comparable 1993 period and the first quarter of 1994. Operating earnings continue to reflect strong growth in the agency network in targeted markets and aggressive expense reduction initiatives. The unit continues to actively manage and reduce its exposure to windstorms and hurricanes.

          The combined ratio for Personal Lines in the second quarter of 1994 was 102.3% compared to 108.0% in the 1993 period and 109.0% in the 1994 first quarter. Included in the second quarter of 1994 are after tax catastrophe losses of $1.5 million net of reinsurance compared to $2.3 million in the 1993 period.

          Corporate and Other

                                                                          Three Months Ended June 30,
                                                       --------------------------------------------------------------
                    ($ in millions)                                   1994                          1993
                   --------------------------------------------------------------------------------------------------
                                                                           Net income                    Net income
                                                            Revenues        (expense)     Revenues        (expense)
                   --------------------------------------------------------------------------------------------------
                    Net expenses                                               $(46)                         $(12)

                    Equity in income of old Travelers                             -                            25
                   --------------------------------------------------------------------------------------------------
                    Total Corporate and Other                    $(6)          $(46)          $35            $ 13
                   ==================================================================================================

          The increase in Corporate and Other net expenses for the second quarter of 1994 is primarily attributable to the assumption by the parent company of old Travelers corporate debt and certain corporate expenses and interest costs related to the July 1993 Shearson acquisition.


               Segment Results for the Six Months Ended June 30, 1994 and 1993
               ---------------------------------------------------------------

          The overall operating trends of the six months ended June 30, 1994 and 1993 were substantially the same as those of the second quarter periods except as noted below.

          Investment Services

                                                                         Six Months Ended June 30,
                                                         ------------------------------------------------------------
                   ($ in millions)                                   1994                         1993
                   --------------------------------------------------------------------------------------------------
                                                            Revenues     Net income     Revenues     Net income
                   --------------------------------------------------------------------------------------------------
                   Smith Barney                             $2,738           $223          $939          $109

                   Mutual funds and asset management            80             17            75            16
                   --------------------------------------------------------------------------------------------------
                     Total Investment Services              $2,818           $240        $1,014          $125
                   ==================================================================================================


          Smith Barney's  earnings increased significantly to  $223 million in  the six month period ended  June 30, 1994, which includes the
          results  of the  Shearson  Businesses.    This compares  to  $109
          million reported by Smith Barney alone in the prior year period.









          Smith Barney Revenues

                                                             Six Months Ended June 30,
                                                       -----------------------------------
                   ($ in millions)                            1994                1993
                 -------------------------------------------------------------------------
                   Commissions                            $  1,070                $301
                   Investment banking                          376                 250
                   Principal trading                           419                 160
                   Asset management fees                       362                  44
                   Interest income, net*                       145                  62
                   Other income                                 93                  14
                 -------------------------------------------------------------------------
                   Net revenues*                            $2,465                $831
                 =========================================================================

          *Net of interest expense of $273 and $108 for the six month periods ended June 30, 1994 and 1993, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.


          Consumer Finance Services

                                                         Six Months Ended June 30,
                                       -------------------------------------------------------------
            ($ in millions)                          1994                        1993
          ------------------------------------------------------------------------------------------
                                           Revenues     Net income     Revenues      Net income
          ------------------------------------------------------------------------------------------
            Consumer Finance Services         $603           $106         $574           $100
          ==========================================================================================

          Charge-offs remained at low levels for the first half of 1994 -- 2.16% versus 2.48% in the prior year period. The average yield on the portfolio declined to 15.25% from 15.91%, although net margins rose to 8.57%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.


          Life Insurance Services

                                                                             Six Months Ended June 30,
                                                   ---------------------------------------------------------------------
                 ($ in millions)                                       1994                             1993
                --------------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                --------------------------------------------------------------------------------------------------------
                 Primerica Financial Services                $  640          $ 105              $597             $97
                 Travelers Life and Annuities (1)             1,087             95               166              22

                 Managed Care and Employee Benefits           1,790             67                 -               -
                --------------------------------------------------------------------------------------------------------
                 Total Life Insurance Services               $3,517           $267              $763            $119
                ========================================================================================================

          (1)  Net income includes $10 of reported portfolio gains in 1993.

          Primerica Financial Services
          During the first six months of 1994, PFS issued 147,900 policies totaling $27.9 billion in face amount of individual life insurance compared to 124,400 policies totaling $23.0 billion in face amount in the corresponding 1993 period. Sales of mutual funds during the first half of 1994 increased 17% to $738 million, compared to 1993 sales of $633 million.

          Travelers Life and Annuities
          During the first six months of 1994, Travelers Life and Annuities operations issued $5.0 billion of face amount of individual life insurance. Net written premiums and deposits for the first six months of 1994 totaled $133 million compared to $123 million in the year ago period. Individual annuity production was strong during the first half of 1994, compared to the prior period levels reflecting sales of variable annuities. Net written premiums and deposits for the first six months of 1994 totaled $617 million compared to $498 million in the 1993 period. In the group annuity business, net written premiums and deposits were $516 million in the first six months of 1994 down from $971 million in the 1993 period reflecting the Company's more selective approach to issuance of guaranteed investment contracts and a decision in the fourth quarter of 1993 to no longer market index funds. Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $167 million in the first half of 1994 about even with the comparable 1993 period.

          Managed Care and Employee Benefits
          Face amount of group life insurance issued for the first half of 1994 was $7.8 billion versus $9.8 billion in the 1993 period. New business production in the health business also declined over old Travelers' 1993 first half. In the group life business, net premiums written, deposits and equivalents totaled $342 million for the first half of 1994 compared to $391 million in the comparable 1993 period. In the group health business, net premiums written, deposits and equivalents were $4.7 billion for the first half of 1994 compared to $4.9 billion in the comparable 1993 period.

                Property and Casualty Insurance Services

                                                                                 Six Months Ended June 30,
                                                                   ----------------------------------------------------
                   ($ in millions)                                              1994                     1993
                 ------------------------------------------------------------------------------------------------------
                                                                                       Net                      Net
                                                                       Revenues       income      Revenues    income
                 ------------------------------------------------------------------------------------------------------
                   Commercial (1)                                      $1,690           $99         $158       $24
                     Minority Interest - Gulf                               -             -            -       (12)

                   Personal                                               752            36            -         -
                 ------------------------------------------------------------------------------------------------------
                   Total Property and Casualty Insurance Services      $2,442          $135         $158      $ 12
                 ======================================================================================================

          (1)  Net income includes $9 of reported portfolio gains in 1993.

          Commercial Lines
          Commercial Lines net written premiums and equivalents for the first half of 1994 were $2.9 billion versus $2.8 billion in the comparable 1993 period. Net written premiums for national accounts for the first half of 1994 totaled $239 million, a 27% decline from $329 million in the prior year period while equivalents for national accounts increased by $82 million during the same period.

          Commercial Lines agency business net written premiums for the first half of 1994 declined 2% to $803 million, as growth in industry-specific programs was more than offset by continued soft market conditions.

          The combined ratio for Commercial Lines was 112.1% for the six months ended June 30, 1994, compared to 112.4% in the comparable 1993 period. Included in the first six months of 1994 are after-tax catastrophe losses of $26.9 million, net of reinsurance. These losses were largely offset, however, by favorable loss development in certain workers' compensation lines and residual markets. Included in 1993 were after tax catastrophe losses of $16.2 million net of reinsurance.

          Personal Lines
          Net written premiums for the first half of 1994 were $725 million, compared to $685 million in the 1993 period and reflect strong growth in targeted regions as well as in the non-standard auto market.

          The combined ratio for Personal Lines for the six month period was 105.6% compared to 106.6% in the comparable 1993 period. Included in the 1994 period are $21.2 million of catastrophe losses (after taxes and net of reinsurance) related to the severe storms in the Northeast, which were partially offset by favorable loss reserve development in 1994 on prior years' business. Included in 1993 were after tax catastrophe losses of $12.8 million net of reinsurance.

          Corporate and Other

                                                                           Six Months Ended June 30,
                                                        ---------------------------------------------------------------
                    ($ in millions)                                   1994                          1993
                 ------------------------------------------------------------------------------------------------------
                                                                           Net income                    Net income
                                                            Revenues        (expense)     Revenues        (expense)
                 ------------------------------------------------------------------------------------------------------
                    Net expenses                                               $(88)                         $(23)
                    Equity in income of old Travelers                             -                            57

                    Gain on sales of stock of
                      subsidiaries and affiliates                                 -                             4
                 ------------------------------------------------------------------------------------------------------
                    Total Corporate and Other                   $(10)          $(88)          $77            $ 38
                 ======================================================================================================

          The increase in Corporate and Other net expenses for the first half of 1994 is primarily attributable to the assumption by the parent company of old Travelers corporate debt and certain corporate expenses and interest costs related to the July 1993 Shearson acquisition.

          Included in Corporate and Other net income in the 1993 period is $57 million which represented the then-27% equity in the income of old Travelers and was comprised of $47 million of operating earnings and $10 million of realized portfolio gains. The 1993 net gain on sales of stock of subsidiaries and affiliates resulted from the sale of the Company's remaining interest in Fingerhut.


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

          The Parent and Commercial Credit Company (CCC) have agreements with certain banks totaling $800 million whereby the Parent, with the consent of CCC, may assign certain revolving credit amounts (swing facilities) to CCC for specific periods of time. At June 30, 1994 $300 million was allocated to CCC. The Parent and TIC have an agreement amounting to $275 million with certain banks whereby both the Parent and TIC may access a revolving credit facility.

          As of June 30, 1994, the Parent had unused credit availability of $775 million, of which up to $275 million may be accessed by either the Parent or The Travelers Insurance Company, an indirect subsidiary. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

          As of August 10, 1994, the Parent had $800 million available for debt offerings under its shelf registration statement.

          In August 1994 the Parent, CCC and TIC obtained commitments from a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC ($1.2 billion to mature in 1999 and the balance in 1995). The participation of TIC in this agreement is limited to $300 million. The revolving credit facility is expected to close in the third quarter of 1994, at which time the Company will terminate the $800 million swing facility, the $275 million revolving credit facility that may be accessed by either the Parent or TIC and $100 million of lines available to CCC. Under this new facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined). At June 30, 1994 the Company would have exceeded this requirement by approximately $2.5 billion.

          Commercial Credit Company (CCC)
          CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of June 30, 1994, CCC had unused credit availability of $2.835 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

          During July 1994 CCC  issued $200 million of 7  7/8%  notes due July
          15, 2004.   As of August 10, 1994, CCC had $650 million available
          for debt offerings under its shelf registration statement.

          CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1994, CCC would have been able to remit $152 million to the Parent under its most restrictive covenants or regulatory requirements.

          Smith Barney Holdings Inc. (Smith Barney)
          Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. On May 31, 1994, Smith Barney renegotiated its three-year revolving credit agreement (the "Agreement") with a bank syndicate. The amendment to the Agreement extended the term by one year until May 1997, increased the amount of the facility from $625 million to $1 billion, and relaxed certain covenants. As of June 30, 1994, $625 million was borrowed under the Agreement. In addition, on May 31, 1994, Smith Barney entered into a $750 million, 364-day revolving credit agreement with a bank syndicate. As of June 30, 1994 there were no borrowings outstanding under this new facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

          Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

          During 1994, Smith Barney completed the following debt offerings and, as of August 10, 1994, had $1.0 billion available for debt offerings under its shelf registration statements:

               .  5 1/2% Notes due January 15, 1999 ..........  $200 million
               .  6% Notes due March 15, 1997.................  $200 million

          Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At June 30, 1994, Smith Barney would have been able to remit approximately $453 million to the Parent under its most restrictive covenants.

          The Travelers Insurance Group
          At June 30, 1994, The Travelers Insurance Group had $23.8 billion of life and annuity product deposit funds and reserves. Of that total, $11.3 billion are not subject to discretionary withdrawal based on contract terms. The remaining $12.5 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.3 billion of liabilities that are surrenderable with market value adjustments. An additional $5.6 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.6% and $1.5 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.1 billion of liabilities are surrenderable without charge. More than half of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

          The Travelers Insurance Company (TIC), a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of June 30, 1994, TIC has unused credit availability of $275 million, all of which may be accessed by either TIC or the Parent.

          Under Connecticut statutory standards the statutory surplus of The Travelers Insurance Group, which amounted to $4.1 billion at December 31, 1993, is not available in 1994 for dividends to the Parent without prior approval.

          Investment Portfolio and Real Estate Held for Sale
          The Company's investment portfolio consists primarily of fixed income investments with an average quality rating of A1. The average duration of the fixed income portfolio, including short-term fixed income investments, is 4.9 years.

          The mortgage loans and real estate held for sale that comprise a large part of the portfolio supporting the Company's "Travelers Life and Annuities" segment are down to $7. 0 billion at
          June  30,  1994   versus   $8.4   billion   at   year-end   1993.
          Underperforming mortgages and real estate accounted for $1.8 billion of the total at June 30, 1994, down from $2.5 billion at year-end 1993.

          The Company is continuing to maintain a brisk program of real estate sales. Proceeds from the sales of real estate, real estate joint ventures, and mortgage loans (including discounted payoffs) during the first six months of 1994 amounted to $884 million of which $789 million was in cash.

          Accounting Standards Not Yet Adopted

          FAS 114
          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," describes how impaired loans should be measured when determining the amount of a loan loss accrual. The Statement also amends existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The ultimate impact, if any, of implementing the Statement will depend on market conditions and the composition of the Company's loan portfolio at the date of implementation and thus the Company has not yet determined the impact, if any, the Statement will have on its financial statements. The Statement has an effective date of January 1, 1995.


          Legislative Developments
          Proposals moving through Congress to reform the Superfund include a new Superfund insurance trust which will be used to settle certain Superfund related litigation between claimants and their insurers, and a new tax on commercial insurance companies to fund the trust. One of the important uncertainties relating to the proposed legislation is the degree to which any new tax would be determined based on insurance premiums collected in future periods (prospective) or in prior periods (retrospective). To the extent prospective, the charges against income would be in the periods in which the tax is incurred. To the extent retrospective, there would be a one-time charge against income for the present value of the tax liability, even if it is to be paid over time. It is impossible to determine at this time the final outcome of the Superfund reform proposals and therefore the effect that it will have on the Company's future results of operations. However, the Company believes that it is not likely to have a material effect on its financial condition or liquidity.

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

                             PART II - OTHER INFORMATION



          Item 1.   Legal Proceedings.

                    For information concerning purported class actions challenging certain aspects of the 1988 merger of Primerica Corporation, a New Jersey corporation ("old Primerica"), into Primerica Holdings Inc., a former subsidiary of the Company, see the descriptions that appear in the third and fourth paragraphs of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the third paragraph of page 65 of the Company's filing on Form 10-K for the year ended December 31, 1993, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. The parties have agreed in principle to a settlement of the proposed class action, subject to approval by the court.

                    For information concerning a purported class action against the Company and others in connection with certain changes in the retirement benefits of old Primerica retirees, see the descriptions that appear in the fourth full paragraph of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, the fourth full paragraph of page 26 of the Company's filing on Form 10-K for the year ended December 31, 1991, and the second paragraph of page 66 of the Company's filing on Form 10-K for the year ended December 31, 1993, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. The parties have agreed in principle to a settlement of the proposed class action, subject to approval by the court.

                    Certain additional information regarding legal proceedings to which subsidiaries of the Company are parties, or to which any of their property is subject, may be described in the periodic reports filed under the Securities Exchange Act of 1934, as amended, by certain subsidiaries of the Company.

          Item 6.   Exhibits and Reports on Form 8-K.

                (a)  Exhibits:

                        See Exhibit Index.

                (b)  Reports on Form 8-K:

                    On June 10, 1994, the Company filed a Current Report on Form 8-K, dated June 10, 1994, refiling under Item 5 thereof certain unaudited interim financial statements and audited financial statements relating to the Shearson Lehman Brothers and SLB Asset Management Divisions of Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brother Holdings Inc.).

                    No other Current Reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                     EXHIBIT INDEX
                                     -------------

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

           10.01 Employment Protection Agreement, dated as of December 31, 1987, between The Travelers Inc. (the "Company") (as successor to Commercial Credit Company ("CCC")), and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No.
                   1-6594).

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

          10.08.2 Amendment No. 8 to the Company's CAP Plan, incorporated by reference to Exhibit 10.08.2 to the Company's 1993 10-K.

            10.09 Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

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

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

          10.16.1 Asset Purchase Agreement dated as of March 12, 1993, by and among Shearson Lehman Brothers Inc., Smith Barney Inc. ("SBI"; formerly Smith Barney, Harris Upham & Co. Incorporated), the Company, American
                   Express Company and Shearson Lehman Brothers
                   Holdings Inc. (the "SLB Agreement"),
                   incorporated by reference to Exhibit 10.21 to the Company's 1992 10-K.

          10.16.2 Amendment No. 1, dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-
                   9924) (the "Company's June 30, 1993 10-Q").

          10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
                   June 30, 1993 10-Q.

          10.17.1 Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert F. Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-9924) (the "Company's
                   September 30, 1993 10-Q").

          10.17.2 Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924).

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

           10.22 Employment Agreement dated December 31, 1993 between The Travelers Insurance Group Inc.
                   and Robert W. Crispin, incorporated by reference to Exhibit 10.24 to the Company's 1993 10-K.

           10.23 The Travelers Corporation 1982 Stock Option Plan, as amended January 10, 1992, incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799) (the "old
                   Travelers' 1991 10-K").

           10.24   The Travelers Corporation 1988 Stock
                   Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799) (the "old
                   Travelers' 1992 10-K").

           10.25 The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to
                   Exhibit 10(c) to the Annual Report on Form
                   10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

           10.26 The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers' 1992 10-K.

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

           10.27 The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers'
                   1991 10-K.

           10.28 The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit 10.30 to the Company's
                   1993 Form 10-K.

           10.29   The Travelers Corporation Directors'
                   Deferred Compensation Plan, as amended
                   November 7, 1986, incorporated by
                   reference to Exhibit 10(d) to the Annual
                   Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
                   (File No. 1-5799).

           11.01   Computation of Earnings Per Share.                Electronic

           12.01   Computation of Ratio of Earnings to Fixed         Electronic
                   Charges.

           99.01   The third and fourth paragraphs of page 30        Electronic
                   of the Company's filing on Form 10-K for the year ended December 31, 1989 (File No.
                   1-9924) (the "Company's 1989 10-K"), and the
                   third paragraph of page 65 of the Company's
                   1993 10-K.

           99.02   The fourth paragraph of page 31 of the            Electronic
                   Company's 1989 10-K, the fourth full
                   paragraph of page 26 of the Company's 1991
                   10-K, and the second paragraph of page 66 of the Company's 1993 10-K.

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



                                   The Travelers Inc.






          Date:  August 12, 1994            By       /s/ James Dimon
                                               ------------------------------
                                                         James Dimon
                                                        President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)







          Date:  August 12, 1994            By        /s/ Irwin Ettinger
                                               -------------------------------
                                                          Irwin Ettinger
                                                       Senior Vice President
                                                    (Chief Accounting Officer)

                                     EXHIBIT INDEX
                                     -------------

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

           10.01 Employment Protection Agreement, dated as of December 31, 1987, between The Travelers Inc. (the "Company") (as successor to Commercial Credit Company ("CCC")), and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No.
                   1-6594).

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

          10.08.2 Amendment No. 8 to the Company's CAP Plan, incorporated by reference to Exhibit 10.08.2 to the Company's 1993 10-K.

            10.09 Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

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

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

          10.16.1 Asset Purchase Agreement dated as of March 12, 1993, by and among Shearson Lehman Brothers Inc., Smith Barney Inc. ("SBI"; formerly Smith Barney, Harris Upham & Co. Incorporated), the Company, American
                   Express Company and Shearson Lehman Brothers
                   Holdings Inc. (the "SLB Agreement"),
                   incorporated by reference to Exhibit 10.21 to the Company's 1992 10-K.

          10.16.2 Amendment No. 1, dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-
                   9924) (the "Company's June 30, 1993 10-Q").

          10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
                   June 30, 1993 10-Q.

          10.17.1 Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert F. Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-9924) (the "Company's
                   September 30, 1993 10-Q").

          10.17.2 Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924).

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

           10.22 Employment Agreement dated December 31, 1993 between The Travelers Insurance Group Inc.
                   and Robert W. Crispin, incorporated by reference to Exhibit 10.24 to the Company's 1993 10-K.

           10.23 The Travelers Corporation 1982 Stock Option Plan, as amended January 10, 1992, incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799) (the "old
                   Travelers' 1991 10-K").

           10.24   The Travelers Corporation 1988 Stock
                   Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799) (the "old
                   Travelers' 1992 10-K").

           10.25 The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to
                   Exhibit 10(c) to the Annual Report on Form
                   10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

           10.26 The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers' 1992 10-K.

           Exhibit                                                   Filing
           Number  Description of Exhibit                            Method
           ------  ----------------------                            ------

           10.27 The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers'
                   1991 10-K.

           10.28 The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit 10.30 to the Company's
                   1993 Form 10-K.

           10.29   The Travelers Corporation Directors'
                   Deferred Compensation Plan, as amended
                   November 7, 1986, incorporated by
                   reference to Exhibit 10(d) to the Annual
                   Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
                   (File No. 1-5799).

           11.01   Computation of Earnings Per Share.                Electronic

           12.01   Computation of Ratio of Earnings to Fixed         Electronic
                   Charges.

           99.01   The third and fourth paragraphs of page 30        Electronic
                   of the Company's filing on Form 10-K for the year ended December 31, 1989 (File No.
                   1-9924) (the "Company's 1989 10-K"), and the
                   third paragraph of page 65 of the Company's
                   1993 10-K.

           99.02   The fourth paragraph of page 31 of the            Electronic
                   Company's 1989 10-K, the fourth full
                   paragraph of page 26 of the Company's 1991
                   10-K, and the second paragraph of page 66 of the Company's 1993 10-K.

             The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.