Form 10-Q
period 1994-09-30
TRAVELERS INC
filed 1994-11-14
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

      X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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

             Common stock outstanding as of October 31, 1994: 320,411,829

                                                           The Travelers Inc.
                                                            TABLE OF CONTENTS
                                                            -----------------

                                                     Part I - Financial Information

                Item 1. Financial Statements:                                                            Page No.
                                                                                                         --------

                       Condensed Consolidated Statement of Income (Unaudited) -
                         Three and Nine Months Ended September 30, 1994 and 1993                             3

                       Condensed Consolidated Statement of Financial Position -
                         September 30, 1994 (Unaudited) and December 31, 1993                                4

                       Condensed Consolidated Statement of Changes in Stockholders' Equity
                         (Unaudited) - Nine Months Ended September 30, 1994                                  5

                       Condensed Consolidated Statement of Cash Flows (Unaudited) -
                         Nine Months Ended September 30, 1994 and 1993                                       6

                       Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


                Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                14


                                                       Part II - Other Information

                Item 1. Legal Proceedings                                                                   29

                Item 6. Exhibits and Reports on Form 8-K                                                    29

                Exhibit Index                                                                               30

                Signatures                                                                                  36

                                                   The Travelers Inc. and Subsidiaries
                                         Condensed Consolidated Statement of Income (Unaudited)
                                           (In millions of dollars, except per share amounts)


                                                                      Three months ended              Nine months ended
                                                                         September 30,                  September 30,
                                                                       1994            1993            1994       1993
           -------------------------------------------------------------------------------------------------------------
           Revenues
           Insurance premiums                                        $1,973         $  364         $  5,967   $  1,101
           Commissions and fees                                         637            624            2,141      1,183
           Net investment income                                        944            198            2,603        490
           Finance related interest and other charges                   263            239              761        706
           Principal transactions                                       227            185              646        345
           Asset management fees                                        182            126              545        202
           Equity in income of old Travelers                              -             52                -        128
           Other income                                                 488            228            1,421        447
           -------------------------------------------------------------------------------------------------------------
             Total revenues                                           4,714          2,016           14,084      4,602
           -------------------------------------------------------------------------------------------------------------
           Expenses
           Policyholder benefits and claims                           2,005            208            6,070        618
           Non-insurance compensation and benefits                      782            640            2,434      1,248
           Insurance underwriting, acquisition and operating            644            121            1,943        381
           Interest                                                     358            185              875        500
           Provision for credit losses                                   35             28              112         95
           Other operating                                              388            394            1,120        696
           -------------------------------------------------------------------------------------------------------------
              Total expenses                                          4,212          1,576           12,554      3,538
           -------------------------------------------------------------------------------------------------------------
           Gain on sale of stock of subsidiaries and affiliates           -              7                -         13
           -------------------------------------------------------------------------------------------------------------
           Income before income taxes, minority interest and
             cumulative effect of changes in accounting principles
                                                                        502            447            1,530      1,077
           Provision for income taxes                                   170            182              538        406
           -------------------------------------------------------------------------------------------------------------
           Income before minority interest and cumulative
             effect of changes in accounting principles                 332            265              992        671
           Minority interest, net of income taxes                         -             (6)               -        (18)
           Cumulative effect of changes in accounting principles,
             net of income taxes                                          -              -                -        (35)
           -------------------------------------------------------------------------------------------------------------
           Net income                                               $   332         $  259           $  992      $ 618
           =============================================================================================================
           Net income per share of common stock
             and common stock equivalents:
           Before cumulative effect of changes
             in accounting principles                                  $0.97          $1.03            $2.88       $2.69
           Cumulative effect of changes in accounting principles        -              -                -          (0.15)
           -------------------------------------------------------------------------------------------------------------
           Net income per share of common stock
             and common stock equivalents                              $0.97          $1.03            $2.88       $2.54
           =============================================================================================================
           Weighted average number of common shares outstanding
             and common stock equivalents                              321.0          244.3           323.2        235.4
           =============================================================================================================
           See Notes to Condensed Consolidated Financial Statements.

                                                  The Travelers Inc. and Subsidiaries
                                        Condensed Consolidated Statement of Financial Position
                                          (In millions of dollars, except per share amounts)

                                                                                            September 30,       December 31,
                                                                                                 1994               1993
        ---------------------------------------------------------------------------------------------------------------------
        Assets                                                                                 (Unaudited)
        Cash and cash equivalents
          (including $811 and $914 segregated under federal and other regulations)            $ 1,208              $ 1,526
        Investments and real estate held for sale:
           Fixed maturities:
             Available for sale (1994, cost - $28,976; 1993, market - $28,438)                 27,183               28,109
             Held to maturity (market $101 and $201)                                              101                  177
           Equity securities, at market (cost $541 and $513)                                      555                  555
           Mortgage loans                                                                       5,832                7,365
           Real estate held for sale                                                              467                1,049
           Policy loans                                                                         1,586                1,367
           Short-term and other                                                                 4,023                3,577
        -------------------------------------------------------------------------------------------------------------------
           Total investments and real estate held for sale                                     39,747               42,199
        -------------------------------------------------------------------------------------------------------------------
        Securities borrowed or purchased under agreements to resell                            26,656               13,353
        Brokerage receivables                                                                   7,752                8,167
        Trading securities owned, at market value                                               7,393                5,863
        Net consumer finance receivables                                                        6,615                6,216
        Reinsurance recoverables                                                                5,254                4,999
        Value of insurance in force and deferred policy acquisition costs                       2,137                1,996
        Cost of acquired businesses in excess of net assets                                     2,114                2,162
        Separate and variable accounts                                                          4,760                4,665
        Other receivables                                                                       4,553                4,624
        Other assets                                                                            8,191                5,590
        -------------------------------------------------------------------------------------------------------------------
        Total assets                                                                         $116,380             $101,360
        ===================================================================================================================
        Liabilities
        Investment banking and brokerage borrowings                                           $ 3,735             $  3,454
        Short-term borrowings                                                                   2,905                2,535
        Long-term debt                                                                          6,793                6,991
        Securities loaned or sold under agreements to repurchase                               21,544               10,144
        Brokerage payables                                                                      7,554                7,012
        Trading securities sold not yet purchased, at market value                              5,850                3,835
        Contractholder funds                                                                   16,813               17,980
        Insurance policy and claims reserves                                                   27,313               26,651
        Separate and variable accounts                                                          4,730                4,642
        Accounts payable and other liabilities                                                 10,322                8,680
        -------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                   107,559               91,924
        -------------------------------------------------------------------------------------------------------------------
        ESOP Preferred stock - Series C                                                           235                  235
        Guaranteed ESOP obligation                                                               (97)                (125)
        -------------------------------------------------------------------------------------------------------------------
                                                                                                  138                  110
        -------------------------------------------------------------------------------------------------------------------

        Stockholders' equity
        Preferred stock at aggregate liquidation value                                            800                  800
        Common stock ($.01 par value; authorized shares: 500 million
          issued shares: 1994 - 368,218,947 shares and 1993 - 368,287,709 shares)                   4                    4
        Additional paid-in capital                                                              6,655                6,566
        Retained earnings                                                                       3,933                3,140
        Treasury stock, at cost (1994 - 45,793,941 shares, 1993 - 41,155,405 shares)          (1,359)              (1,121)
        Unrealized gain (loss) on investment securities and other                             (1,350)                 (63)
        -------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                            8,683                9,326
        -------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                           $116,380             $101,360
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




        Nine months ended September 30, 1994                                                     Amount            Shares
        -----------------------------------------------------------------------------------------------------------------
        Preferred Stock at aggregate liquidation value                                                     (in thousands)
        Balance, beginning of year                                                              $  800           11,200
        -----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                     800           11,200
        =================================================================================================================
        Common Stock and Additional Paid-In Capital
        Balance, beginning of year                                                               6,570          368,287
        Issuance of shares pursuant to employee benefit plans                                       89                -
        Other                                                                                        -              (68)
        -----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                   6,659          368,219
        -----------------------------------------------------------------------------------------------------------------
        Retained Earnings
        Balance, beginning of year                                                               3,140
        Net income                                                                                 992
        Common dividends                                                                         (135)
        Preferred dividends                                                                       (64)
        -----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                   3,933
        -----------------------------------------------------------------------------------------------------------------
        Treasury Stock (at cost)
        Balance, beginning of year                                                             (1,121)          (41,155)
        Issuance of shares pursuant to employee benefit plans, net of shares
          tendered for payment of option exercise price and withholding taxes                      110            5,204
        Treasury stock acquired                                                                  (345)           (9,781)
        Other                                                                                      (3)              (62)
        -----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                 (1,359)          (45,794)
        -----------------------------------------------------------------------------------------------------------------
        Unrealized Gain (Loss) on Investment Securities and Other
        Balance, beginning of year                                                                (63)
        Net change in unrealized gains and losses on investment securities                     (1,195)
        Translation adjustments, net                                                                 3
        Net issuance of restricted stock                                                         (192)
        Restricted stock amortization                                                               97
        -----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                 (1,350)
        -----------------------------------------------------------------------------------------------------------------
        Total common stockholders' equity and common shares outstanding                         $7,883           322,425
        =================================================================================================================
        Total stockholders' equity                                                              $8,683
        ==============================================================================================
        See Notes to Condensed Consolidated Financial Statements.

                                                  The Travelers Inc. and Subsidiaries
                                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                       (In millions of dollars)

        Nine months ended September 30,                                                                     1994      1993
        ------------------------------------------------------------------------------------------------------------------
        Cash Flows From Operating Activities
        Income before income taxes, minority interest and cumulative effect of changes in
          accounting principles                                                                        $ 1,530    $ 1,077
        Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
            Amortization of deferred policy acquisition costs and value of insurance in force              617        221
            Additions to deferred policy acquisition costs                                                (758)      (289)
            Depreciation and amortization                                                                  258         78
            Provision for credit losses                                                                    112         95
            Undistributed equity earnings                                                                    -        (82)
            Changes in:
              Trading securities, net                                                                      485      3,922
              Securities borrowed, loaned and repurchase agreements, net                                (1,903)    (4,260)
              Brokerage receivables net of brokerage payables                                              957       (385)
              Insurance policy and claims reserves                                                         662        106
              Other, net                                                                                  (654)     1,228
        -----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operations                                                        1,306      1,711
        Income taxes paid                                                                                 (308)      (235)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                              998      1,476
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Investing Activities
        Consumer loans originated or purchased                                                          (2,137)    (1,936)
        Consumer loans repaid or sold                                                                    1,588      1,598
        Purchases of fixed maturities and equity securities                                             (6,586)    (2,271)
        Proceeds from sales of investments and real estate:
          Fixed maturities and equity securities                                                         2,953      2,129
          Mortgage loans                                                                                   307          4
          Real estate and real estate joint ventures                                                       825          -
        Proceeds from maturities of investments:
          Fixed maturities and equity securities                                                         2,884        182
          Mortgage loans                                                                                 1,165          4
        Other investments, primarily short-term, net                                                      (833)      (650)
        Payment for purchase of the Shearson Business                                                        -     (1,296)
        Payment for net clearing assets transferred                                                          -       (536)
        Business divestments                                                                                 -        120
        Other, net                                                                                        (251)      (133)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                                              (85)    (2,785)
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Financing Activities
        Dividends paid                                                                                    (199)      (101)
        Issuance of common stock                                                                             -        329
        Cash received from stock options                                                                    10          7
        Treasury stock acquired                                                                           (345)        (2)
        Stock tendered by employees for payment of withholding taxes                                       (26)       (59)
        Issuance of long-term debt                                                                         650      2,583
        Payments and redemptions of long-term debt                                                        (817)      (330)
        Net change in short-term borrowings (including investment banking and brokerage borrowings)        651        522
        Contractholder fund deposits                                                                     1,663          -
        Contractholder fund withdrawals                                                                 (2,843)         -
        Other, net                                                                                          25          7
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                                           (1,231)     2,956
        -----------------------------------------------------------------------------------------------------------------
        Change in cash and cash equivalents                                                               (318)     1,647
        Cash and cash equivalents at beginning of period                                                 1,526        272
        -----------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                                     $ 1,208     $1,919
        -----------------------------------------------------------------------------------------------------------------
        Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                                       $   859     $  457
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


          1. Basis of Presentation
             ---------------------

             The accompanying condensed consolidated financial statements as of September 30, 1994 and for the three and nine-month periods ended September 30, 1994 and 1993 are unaudited and include the accounts of The Travelers Inc. (the Company) and its subsidiaries. Results of operations for the three-month and nine-month periods ended September 30, 1993 relate only to Primerica Corporation (Primerica), and do not include earnings related to the acquisition of the approximately 73% of The Travelers Corporation (old Travelers) common stock acquired in December 1993. The earnings related to the domestic retail brokerage and asset management businesses (the Shearson Businesses) of Shearson Lehman Brothers Holdings Inc. have been included since the date of acquisition (July 31, 1993). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1993.

             Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

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

             Interpretation 39. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (Interpretation 39). The general principle of Interpretation 39 states that amounts due from and due to another party may not be offset in the balance sheet unless a right of setoff exists and the parties intend to exercise the right of setoff. Implementation of Interpretation 39 did not have a material impact on the Company's financial position; however, assets and liabilities were increased by approximately $4,000 at September 30, 1994. On September 30, 1994, the Financial Accounting Standards Board issued a draft modification to Interpretation 39 which, if enacted, could substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of Interpretation 39.

                Notes  to   Condensed  Consolidated   Financial  Statements
          (continued)

          2. Business Acquisitions
             ----------------------

             The Travelers Merger
             On December 31, 1993, Primerica acquired the approximately 73% of old Travelers common stock it did not already own. Old Travelers was merged into Primerica, and concurrently, Primerica changed its name to The Travelers Inc.

             The Shearson Acquisition
             On July 31, 1993, the Company acquired the Shearson Businesses and combined them with the operations of Smith Barney, Harris Upham & Co. Incorporated. The combined firm is named Smith Barney Inc., and is a subsidiary of Smith Barney Holdings Inc. (Smith Barney). In connection with this acquisition, Smith Barney has agreed to pay additional amounts that are contingent upon the new unit's performance. The contingent consideration will be accounted for prospectively, as additional purchase price, which will result in amortization over periods of up to 20 years. As a result of the acquisition of the Shearson Businesses, the Company recorded a $65 after-tax provision in the third quarter of 1993 for expenses related to the merger. This provision is not reflected in the pro forma information below.

             The unaudited pro forma condensed results of operations presented below assume the above transactions had occurred at the beginning of the period presented:
                                                           Nine months
                              Pro Forma                          ended
                                                         September 30,
                                                                  1993

               Revenues                                       $13,944
                                                               ======
               Income before cumulative effect of
               changes in accounting principles                  $989
                                                                  ===
               Net income                                        $954
                                                                  ===

               Net income per share:
                Before cumulative effect of changes in
                accounting principles                           $2.85
                                                                 ====
                Net income                                      $2.74
                                                                 ====

             The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the period presented or of future operations of the combined companies.

             Supplemental Information to the Condensed Consolidated Statement of Cash Flows
             Noncash investing and financing transactions relating to the acquisition of the Shearson Businesses that is not reflected in the Condensed Consolidated Statement of Cash Flows is as follows:

                                                                                                    Nine Months Ended
                                                                                                   September 30, 1993
                                                                                                   ------------------

                     Fair value of assets acquired, excluding cash acquired                             $ 4,811
                     Liabilities assumed                                                                 (2,779)
                     Issuance of notes                                                                     (586)
                     Equity securities issued                                                              (150)
                                                                                                          -----
                       Cash payment                                                                      $1,296
                                                                                                          =====

          3. Debt
             ----

             Investment banking and brokerage borrowings consisted of the following:

                                       September 30, 1994     December 31, 1993
                                       ------------------     -----------------
             Commercial paper              $2,458               $1,401
             Secured borrowings                27                  105
             Unsecured borrowings             817                  693
             Notes to LBI                     433                1,255
                                            -----                -----
                                           $3,735               $3,454
                                            =====                =====

             Investment banking and brokerage borrowings are short-term and include commercial paper, secured and unsecured bank loans used to finance Smith Barney's operations, including the securities settlement process, and notes issued to Lehman Brothers Holdings Inc. (LBI) in connection with the Shearson Businesses acquired. The secured and unsecured bank loans bear interest at fluctuating rates based primarily on the federal funds interest rate. Notes payable to LBI at September 30, 1994 represent a non-interest bearing note (the Clearing Note) outstanding in connection with LBI's activities under the Clearing Agreement. The Clearing Note, which matures upon termination of the Clearing Agreement, fluctuates daily based on LBI's borrowing activities. Notes payable to LBI at December 31, 1993 also included a $586 variable rate note which was issued as partial payment for the businesses acquired and was repaid in January 1994. In 1993, Smith Barney put in place a commercial paper program that consists of both discounted and interest bearing paper and is currently authorized up to $2,500. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

             Short-term borrowings consisted of commercial paper outstanding as follows:

                                       September 30, 1994     December 31, 1993
                                       ------------------     -----------------

               The Travelers Inc.          $  308               $  329
               Commercial Credit
                Company                     2,491                2,206
               The Travelers Insurance
                Company                       106                    -
                                          -------               ------
                                           $2,905               $2,535
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

             During the third quarter of 1994 the Parent, CCC and TIC entered into an agreement with a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $300. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 and a 5-year revolving credit facility in the amount of $1,200. At September 30, 1994, $650 was allocated to the Parent, $650 was allocated to CCC and $200 was allocated to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1994, the Company exceeded this requirement by approximately $2,700.

             At September 30, 1994, CCC also had committed and available revolving credit facilities on a stand alone basis of $2,360, of which $860 expires in 1995 and $1,500 expires in 1997.

             CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1994, CCC would have been able to remit $150 to the Parent under its most restrictive covenants or regulatory requirements.

             Long-term debt, including its current portion, consisted of the following:

                                  September 30, 1994          December 31, 1993
                                  ------------------          -----------------
             The Travelers Inc.            $1,379               $1,504
             Commercial Credit
              Company                       3,926                3,970
             Smith Barney
              Holdings Inc.                 1,400                1,375
             The Travelers
              Insurance Group Inc.             88                  142
                                            -----                -----
                                           $6,793               $6,991
                                            =====                =====



             During the third quarter of 1994 CCC issued $200 of 7 7/8% notes due July 15, 2004. During the first quarter of 1994, Smith Barney issued $200 of 5 1/2% Notes due January 15, 1999 and $200 of 6% Notes due March 15, 1997.

             On May 31, 1994, Smith Barney renegotiated its three-year revolving credit agreement (the "Agreement") with a bank syndicate. The amendment to the Agreement extended the term by one year until May 1997 and increased the amount of the facility from $625 to $1,000. As of September 30, 1994, $400 was borrowed under the Agreement. In addition, on May 31, 1994, Smith Barney entered into a $750, 364-day revolving credit agreement with a bank syndicate. As of September 30, 1994, there were no borrowings outstanding under this new facility.

             Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At September 30, 1994, Smith Barney would have been able to remit approximately $475 to the Parent under its most restrictive covenants.

             Under Connecticut statutory standards, the statutory surplus of The Travelers Insurance Group Inc., which amounted to $4,109 at December 31, 1993, is not available in 1994 for dividends to the Parent without prior approval.

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

             Notes to Condensed Consolidated Financial Statements (continued)


                                                                                     Ceded to
                                                                        Gross         Other         Net
                                                                        Amount      Companies      Amount
                                                                        ------      ---------      ------
                     Three months ended September 30, 1994
                     -------------------------------------
                     Premiums
                        Life insurance                                   $  489      $ (86)    $   403
                        Accident and health insurance                       627        (27)        600
                        Property and casualty insurance                   1,346       (376)        970
                                                                          -----       ----       -----
                                                                         $2,462      $(489)     $1,973
                                                                          =====       ====       =====

                     Claims                                              $1,843      $(342)     $1,501
                                                                          =====       ====       =====

                     Three months ended September 30, 1993
                     -------------------------------------
                     Premiums
                        Life insurance                                     $291      $ (70)        $221
                        Accident and health insurance                        95        (16)          79
                        Property and casualty insurance                     119        (55)          64
                                                                            ---       ----          ---
                                                                           $505      $(141)        $364
                                                                            ===       ====          ===
                     Claims                                                $286      $ (89)        $197
                                                                            ===       ====          ===



                     Nine months ended September 30, 1994
                     ------------------------------------
                     Premiums
                        Life insurance                                   $1,414    $  (224)     $1,190
                        Accident and health insurance                     1,932        (73)      1,859
                        Property and casualty insurance                   4,033     (1,115)      2,918
                                                                          -----     ------       -----
                                                                         $7,379    $(1,412)     $5,967
                                                                          =====     ======       =====

                     Claims                                              $5,676  $  (1,001)     $4,675
                                                                          =====   ========       =====


                     Nine months ended September 30, 1993
                     ------------------------------------
                     Premiums
                        Life insurance                                   $  873      $(206)      $  667
                        Accident and health insurance                       281        (38)         243
                        Property and casualty insurance                     341       (150)         191
                                                                          -----       ----        -----
                                                                         $1,495      $(394)      $1,101
                                                                          =====       ====        =====

                     Claims                                              $  801      $(220)      $  581
                                                                          =====       ====        =====

             Notes to Condensed Consolidated Financial Statements (continued)





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


          6. Pending Transactions
             --------------------

             On September 1, 1994 TIC and Metropolitan Life Insurance Company (MetLife) signed a definitive agreement to combine their group medical insurance businesses into a new company
             with a long-term, strategic focus on managed care.   If the
             transactions take place, the new company is expected to be one of the largest commercial health insurers in the United States. The Company and MetLife will each own an equal interest in the new company, which has been named The MetraHealth Companies, Inc. Also on September 1, 1994, TIC and MetLife entered into a definitive agreement for MetLife to purchase TIC's group life and related group insurance businesses, including group dental, vision, long-term disability and long-term care, accidental death and dismemberment and short-term disability coverages. Pending state insurance and other regulatory approvals, both transactions are expected to close around year end 1994. In the event that these transactions are consummated, revenues and earnings from the Managed Care and Employee Benefits line, which amounted to $2,654 and $107 for the first nine months of 1994, respectively, would no longer, for future periods, be reflected in the Company's results of operations. Rather, the Company would reflect its fifty percent interest in the new jointly owned company, which will include both the Company's and MetLife's healthcare businesses.

             On August 24, 1994, the Company announced that it had agreed to sell its subsidiary, American Capital Management & Research, Inc. (ACMR), to The Van Kampen Merritt Companies, Inc. (VKM). Under the terms of the transaction, VKM will acquire the stock of ACMR from the Company for approximately $430 in cash and further compensation of up to $10 based on the achievement of certain performance criteria. An investment fund managed by Clayton, Dubilier & Rice, Inc.
             (CDR), the parent of VKM, will provide the bulk of the equity financing for the transactions, and the Company will purchase 4.9% of the outstanding common stock of the new company for approximately $24 on the same terms and price as the CDR investment. The Company may receive an option to acquire up to 5% of additional equity. The transaction is subject to obtaining the necessary financing, approval by the shareholders of the Common Sense(R) Trust/Closed End and American Capital funds. The transaction is expected to close around the end of 1994, and is not expected to have a material impact on future operations.

          7. Subsequent Event
             ----------------

             On October 18, 1994 The Travelers Indemnity Company, a subsidiary of the Company, consummated the sale of its subsidiary, Bankers and Shippers Insurance Company, to Integon Corporation for $142 in cash. The sale involved the non-standard personal automobile insurance lines, which was the bulk of Bankers and Shippers business, and The Travelers Indemnity Company retained the rest of the businesses. The sale is not expected to have a material impact on future operations.

          Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                              and RESULTS of OPERATIONS


          Consolidated Results of Operations

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                               --------------------------------------------------
                 (in millions, except per share amounts)           1994        1993              1994        1993
                 ------------------------------------------------------------------------------------------------
                 Revenues                                        $4,714      $2,016           $14,084      $4,602
                                                                  =====       =====            ======       =====
                 Income before cumulative
                   effect of changes
                   in accounting principles                        $332        $259              $992        $653
                                                                    ===         ===               ===         ===
                 Earnings per share:
                   Before cumulative
                    effect of changes
                    in accounting principles                      $0.97       $1.03             $2.88       $2.69
                                                                   ====        ====              ====        ====
                   Net income                                     $0.97       $1.03             $2.88       $2.54
                                                                   ====        ====              ====        ====
                 Weighted average number of
                   common shares outstanding
                   and common stock equivalents                   321.0       244.3             323.2       235.4
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

          Results of Operations
          The discussion of results of operations for the three-month and nine-month periods ended September 30, 1993 relates only to Primerica (which excludes old Travelers and includes the Shearson Businesses from July 31, 1993, the date of acquisition). The assets and liabilities of old Travelers and the Shearson Businesses are reflected in the Condensed Consolidated Statement of Financial Position at December 31, 1993 on a fully consolidated basis.

          Income before cumulative effect of changes in accounting principles for the quarter ended September 30, 1994 was $332 million compared to $259 million in the 1993 period. Included in the 1993 period are reported after-tax investment portfolio gains of $85 million, a $65 million after-tax provision for expenses related to the merger of Smith Barney with the Shearson Businesses, an after-tax gain of $4 million from the sale of stock of subsidiaries and affiliates and a net charge of $8 million representing the cumulative effect, through June 30, 1993, of the tax rate increase to 35 percent, including the Company's share of the net benefit of the tax rate increase to old Travelers of $9 million. There were no net portfolio gains or losses in the 1994 third quarter.

          Excluding these items, earnings for the third quarter of 1994 increased by $89 million, or 37%, over the 1993 period, reflecting primarily improved performance at Consumer Finance Services and Primerica Financial Services and the inclusion of the additional 73% interest in earnings of The Travelers Insurance Group acquired on December 31, 1993, offset by lower earnings at Smith Barney, and increased corporate expenses primarily related to acquisitions.

          Income before cumulative effect of changes in accounting principles for the nine months ended September 30, 1994 was $992 million compared to $653 million in the 1993 period. Included in the 1994 nine months are after-tax net portfolio gains of $5 million. Included in the 1993 nine months are reported after-tax investment portfolio gains of $109 million, a $65 million after-tax provision for expenses related to the merger of Smith Barney with the Shearson Businesses, an after-tax gain of $8 million from the sale of stock of subsidiaries and affiliates and a net charge of $2 million representing the cumulative effect, through December 31, 1992, of the tax rate increase to 35 percent, including the Company's share of the benefit of the tax rate increase to old Travelers of $11 million.

          Excluding these items, earnings for the first nine months of 1994 increased by $384 million, or 64%, over the 1993 period, reflecting primarily increased operating earnings from Smith Barney (including nine months of earnings in 1994 and two months of earnings in 1993 associated with the Shearson Businesses), improved performance at Consumer Finance Services and Primerica Financial Services and the inclusion of the additional 73% interest in the earnings of The Travelers Insurance Group acquired on December 31, 1993, offset by increased corporate expenses primarily related to acquisitions.

          Included in net income for the first nine months of 1993 is an after-tax charge of $18 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $17 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

          The following discussion presents in more detail each segment's performance.

                                 Segment Results for the Three Months Ended September 30, 1994 and 1993
                                 ----------------------------------------------------------------------

                Investment Services
                                                                                 Three Months Ended September 30,
                                                            ------------------------------------------------------
                 ($ in millions)                                       1994                        1993
                 -------------------------------------------------------------------------------------------------
                                                              Revenues     Net income      Revenues    Net income
                 -------------------------------------------------------------------------------------------------
                 Smith Barney(1)                                $1,371            $73        $1,074           $52

                 Mutual Funds and Asset Management(2)               38              9            39             5
                 -------------------------------------------------------------------------------------------------
                   Total Investment Services                    $1,409            $82        $1,113           $57
                 =================================================================================================

          (1) Net income for 1993 includes a $65 after-tax provision for merger-related costs and an after-tax charge of $2 for the cumulative effect of the tax rate increase through June 30, 1993.

          (2) Net income for 1993 includes an after-tax charge of $3 for the cumulative effective of the tax rate increase through June 30, 1993.

          The Company's Investment Services segment includes Smith Barney - investment banking and securities brokerage; American Capital Management & Research, Inc. (American Capital) - mutual funds; and a limited partnership interest in RCM Capital Management
          (RCM) - asset management.

          On August 24, 1994, the Company announced that it had agreed to sell its subsidiary, American Capital Management & Research, Inc., to The Van Kampen Merritt Companies, Inc. See Note 6 of Notes to Condensed Consolidated Financial Statements.

          Smith Barney

          A difficult operating environment in the securities markets combined with the effect of increased expenses related to the acquisition of the Shearson Businesses contributed to a decline in Smith Barney's earnings when compared to the corresponding 1993 period. Results for the 1993 period reflect the inclusion of the Shearson Businesses for two months and a $65 million after-tax provision for expenses related to the merger.

          Smith Barney Revenues
                                            Three Months Ended
                                               September 30,
                                          ---------------------
                    ($ in millions)          1994         1993
                   --------------------------------------------
                    Commissions            $  446         $407
                    Investment banking        161          200
                    Principal trading         227          185
                    Asset management
                     fees                     182          109
                    Interest income, net*      79           66
                    Other income               48           29
                   --------------------------------------------
                    Net revenues*          $1,143         $996
                   ============================================


          *Net of interest expense of $228 and $78 for the three-month periods ended September 30, 1994 and 1993, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

          Substantial increases were recorded in revenues from principal trading and asset management fees and, to a lesser extent, commissions, reflecting primarily the inclusion of the Shearson Businesses for the full quarter versus two months last year. Investment banking revenues, however, showed a significant decline reflecting the lower new issue volume in the securities markets generally.

          Smith Barney experienced a marked increase in expenses, particularly for investments in the systems, infrastructure, research, trading and investment banking resources and staffing needed to service a much greater number of Financial Consultants as a result of the Shearson acquisition. The investment spending in research, capital markets and investment banking has essentially leveled off while the upgrade of systems and infrastructure is continuing at a decelerating pace.

          Earnings of $73 million also declined somewhat from the $79 million in the second quarter of 1994 on a slight decrease in revenue.

          Smith Barney's principal business activities are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. While higher volatility can increase risk, it can also increase order flow, which drives many of its businesses. Other market and economic conditions, and the size, number and timing of transactions may also impact net income. As a result, revenues and profitability can vary significantly from year to year, and from quarter to quarter. The increasing interest rate environment has adversely impacted Smith Barney's businesses, primarily commissions and investment banking.

          Mutual Funds and Asset Management

          Net income from the Company's mutual funds and asset management operations in the third quarter of 1994 was about even with the prior year period. American Capital's mutual fund sales (at net asset value) were $529 million for the three month period ended September 30, 1994, down from $754 million in the prior year period.

          Assets Under Management

                                                                                    At September 30,
                                                                            ---------------------------------
                            ($ in billions)                                      1994                 1993
                            ---------------------------------------------------------------------------------
                            Smith Barney                                      $  75.5                 $73.7

                            RCM Capital Management                               23.1                  24.5

                            American Capital (1)                                 16.4                  16.6

                            Travelers Life and Annuities (2)                     19.8                   -
                            ---------------------------------------------------------------------------------
                            Total Assets Under Management                      $134.8                $114.8
                            =================================================================================

          (1) Includes the assets of the Common Sense(R) Trust, marketed by Primerica Financial Services.
          (2)  Part of the Life Insurance Services segment.


          Consumer Finance Services


                                                                     Three Months Ended September 30,
                                                          -----------------------------------------------------
                        ($ in millions)                             1994                         1993
                        ---------------------------------------------------------------------------------------
                                                           Revenues     Net income     Revenues     Net income
                        ---------------------------------------------------------------------------------------
                        Consumer Finance Services(1)         $313            $59         $321             $77
                        =======================================================================================

          (1) Net income for 1993 includes $23 of reported investment portfolio gains.

          The 10% increase in Consumer Finance net income in the third quarter of 1994 over the same period last year (excluding the investment portfolio gains) reflects continued growth in receivables outstanding to $6.756 billion (before allowance for losses and accrued interest receivable) at the end of the period. This represents a 12% increase over September 30, 1993 and was marked particularly by growth in personal loans. The average yield on the portfolio declined to 15.49% from 15.91%, although net margins rose to 8.86% from 8.49% in the year ago period. The yield primarily reflects a shift in product mix toward more variable rate loans, which have lower yields, with higher margins reflecting lower funding costs.

          Charge-offs reached a record low for the 1994 period -- 1.91% versus 2.25% in the prior year quarter, while the 60+ day delinquencies remained at historically low levels of 1.90% versus 2.21% in the prior year period.

                                                                                 As of, and for, the
                                                                           Three Months Ended September 30,
                                                                         -----------------------------------
                                                                                1994                1993
                                                                         -----------------------------------

                          Allowance for losses as % of net
                            consumer finance receivables                       2.64%                2.64%
                          Charge-off rate                                      1.91%                2.25%

                          60 + days past due on a contractual
                            basis as % of gross consumer
                            finance receivables at quarter end                 1.90%                2.21%

                Life Insurance Services

                                                                         Three Months Ended September 30,
                                                             ---------------------------------------------------------

                 ($ in millions)                                       1994                             1993
                 -----------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 -----------------------------------------------------------------------------------------------------

                 Primerica Financial Services(1)             $  319           $ 51              $360             $77

                 Travelers Life and Annuities(2)                547             62                82              13

                 Managed Care and Employee Benefits             864             40                 -               -
                 -----------------------------------------------------------------------------------------------------
                 Total Life Insurance Services               $1,730           $153              $442             $90
                 =====================================================================================================

          (1) Net income for 1993 includes $45 of reported investment portfolio gains and an after-tax charge of $12 for the cumulative effect of the tax rate increase through June 30, 1993.
          (2) Net income for 1993 includes $8 of reported investment portfolio gains and an after-tax charge of $2 for the cumulative effect of the tax rate increase through June 30, 1993.

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

          Primerica Financial Services

          During the third quarter of 1994 PFS issued 73,700 policies totaling $13.8 billion in face amount of individual life insurance, compared to 63,800 policies totaling $12.0 billion in face amount in the corresponding 1993 period. Insurance in force was $323.2 billion at September 30, 1994, up from

          $309.3 billion at December 31, 1993, reflecting positive sales trends as well as better policy persistency. PFS's earnings are significantly affected by the levels of insurance in force, and it is likely that results would be negatively impacted in future periods should insurance in force experience a substantial decline.

          PFS has traditionally offered mutual funds to customers as a way for them to invest the savings obtained through relatively low cost term life insurance as compared to traditional whole life insurance. Sales of mutual funds during the third quarter of 1994 amounted to $304 million, compared to third quarter 1993 sales of $307 million. Assets under management in the proprietary Common Sense(R) Trust family of funds reached $3.4 billion at September 30, 1994. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans marketed through PFS were $1.04 billion at September 30, 1994, up 51% from $690 million at the end of the prior year period, reflecting recent record levels of new loan volume.

          Travelers Life and Annuities
          During the third quarter of 1994 Travelers Life and Annuities operations issued $2.2 billion of face amount of individual life insurance bringing total life insurance in force to $48.3 billion. Individual life insurance net written premiums and deposits totaled $68 million during each of the third quarters of 1994 and 1993. Individual annuity production was strong during the third quarter of 1994, compared to the prior period levels, primarily reflecting increased sales of variable annuities. In late June a variable annuity product was introduced for distribution by Smith Barney financial consultants and is expected to contribute to annuity production in future periods. Net written premiums and deposits during the third quarter of 1994 totaled $327 million compared to $238 million in the comparable 1993 period, bringing total policyholder account balances and benefit reserves to $10.7 billion at the 1994 quarter end. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and old Travelers. In the group annuity business, net written premiums and deposits for the third quarter of 1994 were $131 million. Group annuity net written premiums and deposits were down significantly from the comparable period in 1993 reflecting the Company's more selective approach to issuance of guaranteed investment contracts and a decision in the third quarter of 1993 to no longer market index funds. Policyholder account balances and benefit reserves totaled to $12.1 billion at September 30, 1994 down from $12.6 billion at June 30, 1994. Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $86 million in the third quarter of 1994, about even with the 1993 period.

          Managed Care and Employee Benefits
          Net income for the Managed Care and Employee Benefits operations reflects a decline in earned premiums partially offset by reduced operating expenses resulting from restructuring initiatives and improved underwriting.

          Total group life insurance in force amounted to $134.4 billion at September 30, 1994, down from $139.9 billion at year end 1993.
          Face amount of group life insurance issued for the third quarter
          1994 was $1.2 billion versus $1.7 billion in the 1993 period.
          New business production in the health business also declined in the quarter ended September 30, 1994, as compared to old
          Travelers' 1993 third quarter.   In the group life business, net
          premiums written, deposits and equivalents totaled $139 million for the quarter ended September 30, 1994 compared to $135 million in the 1993 period. In the group health business, net premiums written, deposits and equivalents were $2.2 billion for the quarter ended September 30, 1994 compared to $2.4 billion in the 1993 period. Equivalents represent benefits under administration which, together with deposits, are estimates of premiums that fee-based customers would have been charged under a fully insured arrangement and do not equal actual revenues. Total lives covered by medical plans were 5.1 million, about even with second quarter 1994 levels but down from 6.0 million in the 1993 period, although participation in the managed care component rose 10%. These declines reflect increased emphasis on improvements in underwriting designed to reduce financial risk rather than emphasize growth.

          On September 1, 1994 Travelers Insurance Company (TIC), a subsidiary of the Company, and Metropolitan Life Insurance Company (MetLife) signed a definitive agreement to combine their group medical insurance businesses into a new company with a long-term, strategic focus on managed care. Also on September 1, 1994, TIC and MetLife entered into a definitive agreement for MetLife to purchase TIC's group life and related group insurance businesses, including group dental, vision, long-term disability and long-term care, accidental death and dismemberment and short-term disability coverages. See Note 6 of Notes to Condensed Consolidated Financial Statements.

          Property & Casualty Insurance Services

                                                                                   Three Months Ended September 30,
                                                             ------------------------------------------------------------------

                 ($ in millions)                                               1994                      1993
                 --------------------------------------------------------------------------------------------------------------
                                                                      Revenues     Net income     Revenues   Net income
                 --------------------------------------------------------------------------------------------------------------

                   Commercial (1)                                      $  863           $50          $82       $14

                     Minority Interest - Gulf                               -             -            -        (7)

                   Personal                                               398            37            -         -
                 --------------------------------------------------------------------------------------------------------------
                   Total Property & Casualty Insurance
                    Services                                           $1,261           $87          $82       $ 7
                 ==============================================================================================================

          (1) Net income for 1993 includes $6 ($3 after minority interest) of reported investment portfolio gains.


          The Property & Casualty Insurance Services segment consists of the business lines of old Travelers as well as Gulf Insurance Group (Gulf). Segment revenues and operating results for 1993 include only the 50% of Gulf then owned by old Primerica. Certain 1993 production statistics related to old Travelers' businesses are included for comparison purposes only and are not reflected in 1993 revenues or operating results.


          Commercial Lines
          Commercial Lines net written premiums and equivalents for the third quarter of 1994 totaled $1.3 billion compared to $1.2 billion in the third quarter of 1993. A significant component of Commercial Lines is the national accounts division, which provides insurance coverages and services, primarily workers' compensation, to large corporations. Equivalents associated largely with national accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not equal actual revenues. Although premiums and equivalents combined were slightly higher than the year ago period, net written premiums for national accounts for the third quarter of 1994 totaled $127 million compared to $129 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business and efforts to help customers control their loss costs.

          Commercial Lines agency business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums declined 4% to $357 million, as soft market conditions continued to affect guaranteed cost business.

          The combined ratio for Commercial Lines in the third quarter of 1994 was 113.2% compared to 186.8% in the 1993 period. The 1993 ratio reflects a $325 million pre-tax addition to reserves for asbestos and environmental claims and litigation recorded by old Travelers.

          Personal Lines
          Net written premiums for the third quarter of 1994 were $355 million, compared to $328 million in the 1993 period and were slightly lower than the first and second quarters of 1994. Operating earnings continue to reflect strong growth in the agency network in targeted markets and aggressive expense reduction initiatives. Included in the third quarter of 1994 are after-tax catastrophe losses of $1.7 million net of reinsurance. The unit continues to actively manage and reduce its exposure to windstorms and hurricanes. The quarter also included a favorable resolution of the New Jersey Market Transition Facility (MTF) deficit, which increased earnings by $9 million after tax.

          The combined ratio for Personal Lines in the third quarter of 1994 was 97.2% compared to 104.4% in the 1993 period and 102.3% in the 1994 second quarter. The improvement in the combined ratio is attributable to the MTF resolution as well as overall expense reductions.

          On October 18, 1994 The Travelers Indemnity Company, a subsidiary of the Company, consummated the sale of its subsidiary, Bankers and Shippers Insurance Company, to Integon Corporation for $142 million in cash. See Note 7 of Notes to Condensed Consolidated Financial Statements.


          Corporate and Other

                                                                         Three Months Ended September 30,
                                                             ------------------------------------------------------------------
                  ($ in millions)                                      1994                           1993
                 --------------------------------------------------------------------------------------------------------------
                                                                            Net income                    Net income
                                                              Revenues       (expense)      Revenues       (expense)
                 --------------------------------------------------------------------------------------------------------------
                  Net expenses (1)                                              $(49)                          $(13)
                  Equity in income of old Travelers (2)                            -                             37

                  Gain on sales of stock of                                        -                              4
                    subsidiaries and affiliates
                 --------------------------------------------------------------------------------------------------------------
                  Total Corporate and Other                        $1           $(49)           $58            $ 28
                 ==============================================================================================================

          (1) Includes $3 of reported investment portfolio gains in 1993 and an after-tax benefit of $2 for the cumulative effect of the tax rate increase through June 30, 1993.
          (2) Includes $3 from the Company's share of Travelers' realized portfolio gains in 1993 and an after-tax benefit of $9 for the cumulative effect of the tax rate increase through June 30, 1993.

          The increase in Corporate and Other net expenses for the third quarter of 1994 is primarily attributable to the assumption by the parent company of old Travelers corporate debt and certain corporate expenses and increases in other interest costs to the extent borne at the corporate level.

           Segment Results for the Nine Months Ended September 30, 1994 and
           ----------------------------------------------------------------
          1993
          ----


          The overall operating trends of the nine months ended September 30, 1994 and 1993 were substantially the same as those of the third quarter periods except as noted below.

          Investment Services

                                                                       Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                  ($ in millions)                                     1994                        1993
                 --------------------------------------------------------------------------------------------------------------
                                                            Revenues      Net income     Revenues     Net income
                 --------------------------------------------------------------------------------------------------------------
                  Smith Barney(1)                           $4,109            $296        $2,013          $160

                  Mutual Funds and Asset Management(2)         118              25           114            22
                 --------------------------------------------------------------------------------------------------------------
                    Total Investment Services               $4,227            $321        $2,127          $182
                 ==============================================================================================================

          (1) Net income for 1993 includes a $65 after-tax provision for merger related costs and an after-tax charge of $1 for the cumulative effect of the tax rate increase through December 31, 1992.
          (2) Net income for 1993 includes an after-tax charge of $2 for the cumulative effect of the tax rate increase through December 31, 1992.

          Smith Barney's earnings increased significantly to $296 million in the nine-month period ended September 30, 1994, which includes the results of the Shearson Businesses. This compares to $226 million (before the provision for merger related costs) in the prior year period which includes the Shearson Businesses for two months.

          Smith Barney Revenues
                                             Nine Months Ended
                                               September 30,
                                           --------------------
                    ($ in millions)          1994       1993(1)
                    -------------------------------------------
                    Commissions            $1,516       $  707
                    Investment banking        537          450
                    Principal trading         646          344
                    Asset management fees     545          153
                    Interest income, net*     223          128
                    Other income              141           45
                    -------------------------------------------
                    Net revenues*          $3,608       $1,827
                    ===========================================


          (1)  Includes Shearson Businesses for two months.

          * Net of interest expense of $501 and $186 for the nine month periods ended September 30, 1994 and 1993, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

          Consumer Finance Services

                                                                     Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                        ($ in millions)                             1994                         1993
                 --------------------------------------------------------------------------------------------------------------
                                                           Revenues     Net income     Revenues     Net income
                 --------------------------------------------------------------------------------------------------------------
                        Consumer Finance Services(1)         $916           $166         $895            $177
                 ==============================================================================================================

          (1) Net income for 1993 includes $23 of reported investment portfolio gains.

          Charge-offs remained at low levels for the first nine months of 1994 -- 2.08% versus 2.40% in the prior year period. The average yield on the portfolio declined to 15.33% from 15.91%, although net margins rose to 8.67%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.

          Life Insurance Services

                                                                          Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                 ($ in millions)                                       1994                             1993
                 --------------------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 --------------------------------------------------------------------------------------------------------------
                 Primerica Financial Services (1)            $  959           $156            $  957            $174

                 Travelers Life and Annuities (2)             1,634            157               248              35

                 Managed Care and Employee Benefits           2,654            107                 -               -
                 --------------------------------------------------------------------------------------------------------------
                 Total Life Insurance Services               $5,247           $420            $1,205            $209
                 ==============================================================================================================

          (1) Net income for 1993 includes $45 of reported investment portfolio gains and an after-tax charge of $11 for the cumulative effect of the tax rate increase through December 31, 1992.
          (2) Net income for 1993 includes $17 of reported investment portfolio gains and an after-tax charge of $1 for the cumulative effect of the tax rate increase through December 31, 1992.


          Primerica Financial Services
          During the first nine months of 1994, PFS issued 221,600 policies totaling $41.7 billion in face amount of individual life insurance compared to 188,200 policies totaling $35 billion in face amount in the corresponding 1993 period. Sales of mutual funds during the first nine months of 1994 increased 11% to $1.04 billion, compared to sales of $940 million in the comparable prior year period.

          Travelers Life and Annuities
          During the first nine months of 1994, Travelers Life and Annuities operations issued $7.2 billion of face amount of individual life insurance. Individual life insurance written premiums and deposits for the first nine months of 1994 totaled $201 million compared to $192 million in the year ago period. Individual annuity production was strong during the first nine months of 1994, compared to the prior period levels, reflecting sales of variable annuities. Net written premiums and deposits for the first nine months of 1994 totaled $944 million compared to $737 million in the 1993 period. In the group annuity business, net written premiums and deposits were $647 million in the first nine months of 1994 down from $1.77 billion in the 1993 period reflecting the Company's more selective approach to issuance of guaranteed investment contracts and a decision in the third quarter of 1993 to no longer market index funds. Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $253 million in the first nine months of 1994, about even with the comparable 1993 period.

          Managed Care and Employee Benefits
          Face amount of group life insurance issued for the first nine months of 1994 was $9.0 billion versus $10.9 billion in the 1993 period. New business production in the health business also declined over old Travelers' 1993 first nine months. In the group life business, net premiums written, deposits and equivalents totaled $481 million for the first nine months of 1994 compared to $525 million in the comparable 1993 period. In the group health business, net premiums written, deposits and equivalents were $6.9 billion for the first nine months of 1994 compared to $7.4 billion in the comparable 1993 period. These declines reflect increased emphasis on improvements in underwriting designed to reduce financial risk rather than emphasize growth, and uncertainties relating to the proposed healthcare legislation.



          Property & Casualty Insurance Services

                                                                              Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                   ($ in millions)                                              1994                     1993
                 --------------------------------------------------------------------------------------------------------------
                                                                                        Net                     Net
                                                                       Revenues       income      Revenues    income
                 --------------------------------------------------------------------------------------------------------------
                   Commercial (1)                                      $2,553          $149         $240       $38

                     Minority Interest - Gulf                               -             -            -       (19)
                   Personal                                             1,150            73            -         -
                 --------------------------------------------------------------------------------------------------------------
                   Total Property & Casualty Insurance Services        $3,703          $222         $240      $ 19
                 ==============================================================================================================

          (1) Net income for 1993 includes $15 ($8 after minority interest) of reported investment portfolio gains.

          Commercial Lines
          Commercial Lines net written premiums and equivalents for the first nine months of 1994 were $4.2 billion versus $4.1 billion in the comparable 1993 period. Net written premiums and equivalents for national accounts for the first nine months of 1994 totaled $2.0 billion, compared to $1.9 billion in the prior year period.

          Commercial Lines agency business net written premiums for the first nine months of 1994 declined 3% to $1.16 billion, as growth in industry-specific programs was more than offset by continued soft market conditions. Included in the first nine months of 1994 are after-tax catastrophe losses of $28 million, net of reinsurance. These losses were largely offset, however, by favorable loss development in certain workers' compensation lines and residual markets.

          The combined ratio for Commercial Lines was 112.4% for the nine months ended September 30, 1994, compared to 130.4% in the comparable 1993 period. The 1993 combined ratio for old Travelers reflects a $325 million pre-tax addition to reserves for asbestos and environmental claims and litigation as well as the effect of catastrophe losses in 1993 amounting to approximately $30 million on a pre-tax basis.

          Personal Lines
          Net written premiums for the first nine months of 1994 were $1.08 billion, compared to $1.01 billion in the 1993 period and reflect strong growth in targeted regions as well as in the non-standard auto market. Included in the 1994 period are $22.9 million of catastrophe losses (after taxes and net of reinsurance) related to the severe storms in the Northeast, which were partially offset by favorable loss reserve development in 1994 on prior years' business.

          The combined ratio for Personal Lines for the nine month period was 102.7% compared to 105.9% in the comparable 1993 period. The 1993 combined ratio for old Travelers reflects approximately $20 million of pre-tax catastrophe losses.

          Corporate and Other

                                                                         Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                  ($ in millions)                                      1994                           1993
                 --------------------------------------------------------------------------------------------------------------
                                                                            Net income                    Net income
                                                              Revenues       (expense)      Revenues       (expense)
                 --------------------------------------------------------------------------------------------------------------
                  Net expenses (1)                                             $(137)                          $(36)

                  Equity in income of old Travelers (2)                            -                             94

                  Gain on sales of stock of
                    subsidiaries and affiliates                                    -                              8
                 --------------------------------------------------------------------------------------------------------------
                  Total Corporate and Other                       $(9)         $(137)          $135            $ 66
                 ==============================================================================================================

          (1) Net expenses in 1993 include $3 of reported investment portfolio gains and an after-tax benefit of $2 for the cumulative effect of the tax rate increase through December 31, 1992.
          (2) Includes $13 million from the Company's share of Travelers' realized portfolio gains and an after-tax benefit of $11 million for the cumulative effect of the tax rate increase through December 31, 1992.

          The increase in Corporate and Other net expenses for the first nine months of 1994 is primarily attributable to the assumption by the parent company of old Travelers corporate debt and certain corporate expenses and interest costs related to the July 1993 Shearson acquisition.

          The 1993 net gain on sales of stock of subsidiaries and affiliates resulted from the sale of the Company's remaining interest in Fingerhut and PCF Acquisition Corporation.


          Liquidity and Capital Resources

          The Travelers Inc. (the Parent) services its obligations primarily with dividends and other advances that it receives from subsidiaries. The subsidiaries' dividend paying ability is limited by certain covenant restrictions in bank and/or credit agreements and/or by regulatory requirements. The Parent believes it will have sufficient funds to meet current and future commitments. Each of the Company's major operating subsidiaries finances its operations on a stand-alone basis consistent with its capitalization and ratings.

          The Parent
          The Parent issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding.

          During the third quarter of 1994 the Parent, CCC and TIC entered into an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a 5-year revolving credit facility in the amount of $1.2 billion. At September 30, 1994, $650 million was allocated
          to CCC and $200 million to TIC.    Under this facility the
          Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1994 the Company exceeded this requirement by approximately $2.7 billion.

          As of September 30, 1994, the Parent had unused credit availability of $650 million. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.


          As of November 11, 1994, the Parent had $800 million available for debt offerings under its shelf registration statement.

          Commercial Credit Company (CCC)
          CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of September 30, 1994, CCC had unused credit availability of $3.01 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

          During 1994, CCC completed the following debt offerings and, as of November 11, 1994, had $350 million available for debt offerings under its shelf registration statement:

               -  7 7/8% Notes due July 15, 2004            $200 million
               -  8 1/4% Notes due November 1, 2001         $300 million

          CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1994, CCC would have been able to remit $150 million to the Parent under its most restrictive covenants or regulatory requirements.

          Smith Barney Holdings Inc. (Smith Barney)
          Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. On May 31, 1994, Smith Barney renegotiated its three-year revolving credit agreement (the "Agreement") with a bank syndicate. The amendment to the Agreement extended the term by one year until May 1997 and increased the amount of the facility from $625 million to $1 billion. As of September 30, 1994, $400 million was borrowed under the Agreement. In addition, on May
          31, 1994, Smith Barney entered into a $750 million, 364-day revolving credit agreement with a bank syndicate. As of September 30, 1994 there were no borrowings outstanding under this new facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

          Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

          During 1994, Smith Barney completed the following debt offerings and, as of November 11, 1994, had $800 million available for debt offerings under its shelf registration statements (after giving effect to its November 9, 1994 agreement to sell $50 million of Medium-Term Notes):

               -  5 1/2% Notes due January 15, 1999         $200 million
               -  6% Notes due March 15, 1997               $200 million
               -  7 7/8% Notes due October 1, 1999          $150 million

          Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At September 30, 1994, Smith Barney would have been able to remit approximately $475 million to the Parent under its most restrictive covenants.

          The Travelers Insurance Group
          At September 30, 1994, The Travelers Insurance Group had $23.5 billion of life and annuity product deposit funds and reserves. Of that total, $11.6 billion are not subject to discretionary withdrawal based on contract terms. The remaining $11.9 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.1 billion of liabilities that are surrenderable with market value adjustments. An additional $5.7 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.6% and $1.4 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.7 billion of liabilities are surrenderable without charge. More than half of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

          The Travelers Insurance Company (TIC), a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of September 30, 1994, TIC has unused credit availability of $200 million.

          Under Connecticut statutory standards, the statutory surplus of The Travelers Insurance Group, which amounted to $4.1 billion at December 31, 1993, is not available in 1994 for dividends to the Parent without prior approval.

          Investment Portfolio and Real Estate Held for Sale
          The Company's investment portfolio consists primarily of fixed income investments with an average quality rating of A1. The average duration of the fixed income portfolio, including short-term fixed income investments, is 4.7 years.

          The mortgage loans and real estate held for sale that comprise a large part of the portfolio supporting the Company's "Travelers Life and Annuities" segment are down to $6.3 billion at September 30, 1994 versus $8.4 billion at year-end 1993. Underperforming mortgages and real estate accounted for $1.3 billion of the total at September 30, 1994, down from $2.5 billion at year-end 1993.

          The Company is continuing to maintain a brisk program of real estate sales. Proceeds from the sales of real estate, real estate joint ventures, and mortgage loans (including discounted payoffs) during the first nine months of 1994 amounted to $1.229 billion of which $1.132 billion was in cash.

          Accounting Standards Not Yet Adopted

          FAS 114 and FAS 118
          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The ultimate impact, if any, of implementing these Statements will depend on market conditions and the composition of the Company's loan portfolio at the date of implementation and thus the Company has not yet determined the impact, if any, these Statements will have on its financial statements. The Statements have an effective date of January 1, 1995.

          FAS 119

          In October 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement amends FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" and provides specific disclosure requirements for derivative financial instruments. This statement is effective for financial statements issued for fiscal years ending after December 15, 1994.

                             PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.

               For information concerning purported class actions and an individual action that had been filed against Smith Barney Inc. ("SBI") and others in connection with Worlds of Wonder common stock and convertible debentures, see the description that appears in the first three paragraphs of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the description that appears in the first paragraph of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1990, which descriptions are incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. The individual action was dismissed in May 1992. In January 1993, summary judgment was granted for SBI and the other defendants in the class action. The
          U.S. Court of Appeals for the Ninth Circuit affirmed the grant of summary judgment in August 1994.

               A number of cases have been filed against subsidiaries of the Company, other insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers compensation insurance. Subsidiaries of the Company are defendants in an action filed by the Attorney General of South Carolina in August 1994 in the Court of Common Pleas, County of Greenville, South Carolina, and a purported class action filed in September 1994 in the Circuit Court for Bullock County, Alabama. Certain of the Company's subsidiaries have also been named as defendants in a purported class action filed in 1993 in the Superior Court Division of the General Court of Justice, Wake County, North Carolina, and, in April 1994, were named as additional defendants in a purported class action pending in the 116th District Court of Dallas County, Texas. The plaintiffs in these cases generally allege that the workers compensation carriers in the state have conspired to collect excessive or improper service fees or premiums in violation of state antitrust laws and/or state unfair trade practices laws. The plaintiffs seek monetary damages and possible injunctive relief. The Company believes it has meritorious defenses and intends to contest the allegations.

               Certain additional information regarding legal proceedings to which subsidiaries of the Company are parties, or to which any of their property is subject, is described in the periodic reports filed under the Securities Exchange Act of 1934, as amended, by certain subsidiaries of the Company.

          Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

               See Exhibit Index.

               (b)  Reports on Form 8-K:

               On September 26, 1994, the Company filed a Current Report on Form 8-K, dated September 26, 1994, reporting under Item 5 thereof certain information regarding pending transactions and certain additional information regarding derivative financial instruments used by Smith Barney Holdings Inc.

               No other Current Reports on Form 8-K were filed during the quarter ended September 30, 1994.

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

           10.30   Employment Agreement dated as of July 30,         Electronic
                   1994, between SBI and Joseph J. Plumeri II.

           11.01   Computation of Earnings Per Share.                Electronic

           12.01   Computation of Ratio of Earnings to Fixed         Electronic
                   Charges.

           27.01   Financial Data Schedule.                          Electronic

           99.01   The first three paragraphs of page 31             Electronic
                   of the Company's filing on Form 10-K for the year ended December 31, 1989 (File No.
                   1-9924) (the "Company's 1989 10-K"), and the
                   first paragraph of page 30 of the Company's
                   1990 10-K.


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



                                   The Travelers Inc.






          Date:  November 14, 1994          By       /s/ James Dimon
                                               ------------------------------
                                                         James Dimon
                                                        President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)







          Date:  November 14, 1994          By        /s/ Irwin Ettinger
                                               -------------------------------
                                                          Irwin Ettinger
                                                       Senior Vice President
                                                    (Chief Accounting Officer)

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

           10.30   Employment Agreement dated as of July 30,         Electronic
                   1994, between SBI and Joseph J. Plumeri II.

           11.01   Computation of Earnings Per Share.                Electronic

           12.01   Computation of Ratio of Earnings to Fixed         Electronic
                   Charges.

           27.01   Financial Data Schedule.                          Electronic

           99.01   The first three paragraphs of page 31             Electronic
                   of the Company's filing on Form 10-K for the year ended December 31, 1989 (File No.
                   1-9924) (the "Company's 1989 10-K"), and the
                   first paragraph of page 30 of the Company's
                   1990 10-K.

             The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.