Form 10-K
TRAVELERS INC
filed 1995-03-31
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                           ------------------------------
                                     FORM 10-K
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1994
                                         OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______
                                --------------------
                           Commission file number 1-9924
                                --------------------
                                 THE TRAVELERS INC.
               (Exact name of registrant as specified in its charter)

                   Delaware                               52-1568099
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)
                    65 East 55th Street, New York, New York 10022
                 (Address of principal executive offices)  (Zip Code)
                                    (212) 891-8900
                 (Registrant's telephone number, including area code)
                                   _______________

                           Title of each class                                  Name of each exchange on which registered
                           -------------------                                  -----------------------------------------
                 Common Stock, par value $ .01 per share                   New York Stock Exchange and Pacific Stock Exchange

             Depositary Shares, each representing 1/10th of a                            New York Stock Exchange
           share of 8.125% Cumulative Preferred Stock, Series A

               5.50% Convertible Preferred Stock, Series B                               New York Stock Exchange

               Depositary Shares, each representing  1/2 of a                            New York Stock Exchange
                 share of 9.25% Preferred Stock, Series D

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

                      7 5/8% Notes Due January 15, 1997                                  New York Stock Exchange

                  1998 Warrants to Purchase Common Stock                                 New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:   None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes     X       No _______
                                                       ---------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1995 was approximately $11.84 billion.

   As of March 10, 1995, 320,960,465 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II of this Form 10-K.

   Certain portions of the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on April 26, 1995 are incorporated by reference into Part III of this Form 10-K.

                                  THE TRAVELERS INC.

                              Annual Report on Form 10-K

                       For Fiscal Year Ended December 31, 1994

                            ______________________________

                                  TABLE OF CONTENTS

        Form 10-K
        Item Number
        -----------

             Part I
             ------

        1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .  58
        3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  59
        4.   Submission of Matters to a Vote of Security Holders  . . . .  62


             Part II
             -------

        5.   Market for Registrant's Common Equity and
               Related Stockholder Matters  . . . . . . . . . . . . . . .  62
        6.   Selected Financial Data  . . . . . . . . . . . . . . . . . .  63
        7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . .  63
        8.   Financial Statements and Supplementary Data  . . . . . . . .  63
        9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . .  63


             Part III
             --------

        10.  Directors and Executive Officers of the Registrant . . . . .  63
        11.  Executive Compensation . . . . . . . . . . . . . . . . . . .  64
        12.  Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . .  64
        13.  Certain Relationships and Related Transactions . . . . . . .  64


             Part IV
             -------

        14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  64
             Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . .  66
             Index to Consolidated Financial Statements and Schedules  ..  F-1

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

                On December 31, 1993, the Company acquired the approximately 73% of the common stock of The Travelers Corporation, a Connecticut corporation ("old Travelers"), it did not already own, through the merger of old Travelers into the Company (the "Merger"). The Company's results of operations for periods prior to the Merger do not include those of old Travelers, other than for the equity in earnings relating to the 27% previously owned. See Note 1 of Notes to Consolidated Financial Statements.

                In December 1994, the Company sold all of the capital stock of American Capital Management & Research, Inc. ("ACMR") owned by it to The Van Kampen Merritt Companies, Inc. ("VKM") for a purchase price of approximately $430 million. See "Investment Services -- Other Operations."

                On January 3, 1995, the Company completed the sale of its group life and related businesses to Metropolitan Life Insurance Company ("MetLife"). The purchase price for the group life business was $350 million. In connection with the sale, the Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995.

                Also on January 3, 1995, the Company and MetLife, and certain of their subsidiaries, contributed their medical businesses to The MetraHealth Companies, Inc. ("MetraHealth"), a newly formed joint venture, in exchange for shares of common stock of MetraHealth. The Company and MetLife are equal partners in the joint venture. The Company's total contribution to MetraHealth amounted to approximately $448 million, at carrying value. The Company owns approximately 48% of the outstanding capital stock of MetraHealth, and its investment will be accounted for on the equity method. See Note 3 of Notes to Consolidated Financial Statements and "Other Information -- MetraHealth." All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations.

                The periodic reports of Commercial Credit Company ("CCC"), Smith Barney Holdings Inc. ("SB Holdings"), and The Travelers Insurance Company ("TIC"), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

                The principal executive offices of the Company are located at 65 East 55th Street, New York, New York 10022; telephone number 212-891-8900. The Company plans to relocate its executive offices to 388 Greenwich Street, New York, New York 10013 during the second quarter of 1995.

                This discussion of the Company's business is organized as follows: (i) a description of each of the Company's four business segments; (ii) combined product line information for the property-casualty businesses; (iii) a description of the Corporate and Other Operations segment; and (iv) certain other information. A glossary of insurance terms is included beginning on page 54.

                                 INVESTMENT SERVICES

                This segment includes the operations of SB Holdings and its subsidiaries and, through 1994, the mutual fund and other asset management activities of ACMR and the Company's interest in RCM Capital Management, a California Limited Partnership ("RCM").

          Smith Barney

                SB Holdings provides investment banking, asset management, brokerage and other financial services through its subsidiaries. Its principal operating subsidiary is Smith Barney Inc. ("SBI"), an investment banking, securities trading and brokerage firm that traces its origins back to 1873. In July 1993, SB Holdings acquired substantially all of the assets and certain of the liabilities of the domestic retail brokerage business and the asset management business of Shearson Lehman Brothers Holdings Inc. and its subsidiaries ("SLB") for approximately $1.6 billion (the "Shearson Acquisition"). Smith Barney has agreed to pay additional amounts based upon its performance, consisting of up to $50 million per year for three years based on revenues and 10% of after-tax profits in excess of $250 million per year over a five-year period. See Note 1 of Notes to Consolidated Financial Statements. As part of the Shearson Acquisition, The Robinson-Humphrey Company ("R-H"), a regional firm headquartered in Atlanta, Georgia, became a subsidiary of SBI. As used herein, unless the context otherwise requires, "Smith Barney" refers to SB Holdings and its consolidated subsidiaries.

                Smith Barney operates through approximately 475 offices throughout the United States, and 12 offices in nine foreign countries. With over 11,000 financial consultants, the Company believes that Smith Barney is the second largest brokerage firm in the United States.

             Investment Banking and Securities Brokerage

                Smith Barney is an investment banking and securities trading and brokerage firm serving United States and foreign corporations, governments and institutional and individual investors. Its business includes securities, options and commodities brokerage for domestic and international institutional and individual clients; underwriting and distribution of securities; arranging for the private placement of securities; assisting in mergers and acquisitions and providing financial advisory services; market making and trading in corporate debt and equity, United States government and agency, mortgage-related and municipal securities and foreign exchange, futures and forward contracts; customer financing activities; securities lending activities; investment management and advisory services; securities research; and other related activities.

                Smith Barney's investment banking services include the underwriting of debt and equity issues for United States and foreign corporations and for state, local and other governmental authorities. Frequently, Smith Barney acts as managing underwriter in corporate and public securities offerings. Smith Barney also acts as a private placement agent for various clients. In this role Smith Barney helps to place securities for clients with large institutions and other eligible investors. Smith Barney also provides financial advice to investment banking clients on a wide variety of transactions including securities offerings, mergers and acquisitions and corporate restructurings.

                Smith Barney executes securities brokerage transactions on all major United States exchanges and distributes a wide variety of financial products. It makes inter-dealer markets and trades as principal in corporate debt and equity securities primarily of United States corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities and emerging market debt securities. The firm carries inventories of securities to facilitate sales to customers and other dealers and with a view to realizing trading gains. SBI is one of the leading dealers in municipal securities and is a "Primary Dealer" in United States government securities, as designated by the Federal Reserve Bank of New York. Its daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements pursuant to which Smith Barney sells the securities and simultaneously agrees to repurchase them at a future date. Smith Barney also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. Smith Barney uses derivative financial instruments to facilitate customer transactions and to manage exposure to interest rate, currency and market risk. On a limited basis, Smith Barney also began structuring derivative financial instruments in 1994, as part of its proprietary trading activities. In addition, for its own account Smith Barney engages in a limited manner in certain arbitrage activities, which primarily seek to benefit from temporary price discrepancies that occur with respect to related securities or to the same security on different markets. Smith Barney also engages in the borrowing and lending of securities. In June 1994, the Smith Barney network of financial consultants began selling TIC individual products, primarily variable annuities. See "Life Insurance Services -- Travelers Life and Annuities."

                Smith Barney executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on the NASDAQ system or otherwise in the over-the-counter market. Smith Barney also maintains trading positions in equity options, convertible securities, debt options, foreign exchange and commodities instruments. It executes significant client transactions in both listed and unlisted options and in foreign exchange, and often acts as principal to facilitate these transactions. Smith Barney also sells various types of structured securities on both a principal and an agency basis. The firm's securities trading and investment activities involve significant risk in that the values of positions carried in its trading and investment accounts are subject to market fluctuations. Smith Barney engages in a variety of financial techniques designed to manage this risk.

             Customer Financing

                Customers' securities transactions are executed on either a cash or margin basis. Federal regulations prescribe the minimum original margin that must be deposited by securities purchasers, and exchange regulations prescribe the minimum margins that must be maintained by customers. Smith Barney imposes margin maintenance requirements that are equal to or exceed those required by exchange regulations. Such requirements are intended to reduce the risk assumed by Smith Barney that a market decline will reduce the value of a customer's collateral below the amount of the customer's indebtedness before the collateral can be sold. Substantially all transactions in commodities futures contracts are on margin subject to individual exchange regulations. Margin, in the case of commodities futures contracts, is primarily funded in the form of cash or United States Treasury securities. Commodities transactions involve substantial risk, principally because of low margin requirements permitted by the exchanges.

                Income earned on financing customers' securities transactions provides Smith Barney with an additional source of income. Credit losses may arise as a result of this financing activity; however, such losses have not been material.

             Asset Management

                Smith Barney provides asset management services to corporations, not-for-profit institutions, pension and profit-sharing plans, municipalities and individual investors in equity, fixed income and other securities, including commodities futures contracts. The Smith Barney Consulting Group is a money management consulting service that offers "wrap fee" and other programs for individual as well as institutional investors.
          "Wrap fee" accounts consist of customer accounts paying a single asset-based fee for multiple services that may include brokerage, custody and advisory services. The Smith Barney TRAK(R) program provides investors with personalized investment management through a broad array of investment portfolios. SBI receives a fee, but does not have specific investment discretion, with respect to assets invested through TRAK(R).

                Smith Barney provides asset management services to, and sponsors, 132 separate portfolios within 50 investment companies that invest in United States and foreign corporate debt and equity securities, and municipal and United States and foreign government and agency securities, including 11 taxable or tax-exempt money market portfolios. The portfolios managed by Smith Barney have various investment objectives, including growth, growth and income, income and tax-exempt income. Smith Barney also provides investment management and advisory services to four affiliated insurance company separate accounts.

                At December 31, 1994, Smith Barney had total assets under management of approximately $74.1 billion, consisting of approximately $28.9 billion of money market funds, $26.0 billion of other mutual funds and closed-end funds and $19.2 billion of other portfolio assets of institutional and individual clients. These amounts exclude assets held in trust by the trust companies owned directly by the Company and described under the heading "Miscellaneous Activities" below, except for the portion of such assets that are held in accounts actively managed by Smith Barney. Smith Barney also sells mutual funds sponsored by other organizations. In addition, Smith Barney's Unit Trust business (i.e., unit investment trusts that do not involve continuing investment management) consists of the TEST and CST series of securities trusts and other proprietary unit trusts. The TEST and CST securities trusts, for which Smith Barney is the sole sponsor of the syndicate, consist of municipal and corporate securities. A total of $2.8 billion par value of all series of TEST and CST trusts was outstanding as of December 31, 1994. The other proprietary unit trusts, consisting primarily of equity and taxable bond trusts for which Smith Barney is the sole sponsor, have a market value of approximately $1.8 billion as of December 31, 1994. Smith Barney also participates in a syndicate that sponsors unit trusts including equity, taxable and tax-exempt fixed income trusts.

             Miscellaneous Activities

                In November 1994, Smith Barney sold its interest in HG
          Asia (Holdings) Limited ("HG Asia") for $55 million. HG Asia and its subsidiaries act as brokers and dealers in securities that are primarily traded in countries in Asia.

                Certain subsidiaries of the Company are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to the supervision of the state banking authority where it was chartered and uses the distribution network of SBI to market its services. Although these trust companies are subsidiaries of the Company and not of SB Holdings, their results are included with Smith Barney for segment reporting purposes. Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services.

          Other Operations

                In December 1994, the Company sold all of the capital stock of ACMR owned by it to VKM for approximately $430 million. Following the sale, ACMR was merged into a subsidiary of VKM, and the surviving entity was renamed VK/AC Holding, Inc. ("VK/AC Holding"). In connection with the transaction a subsidiary of the Company purchased common stock of VK/AC Holding, representing approximately 4.9% of the issued and outstanding common stock. The Company also has an option to purchase up to an additional 5% of the common stock of VK/AC Holding, exercisable for a two-year period beginning in December 1999. Certain subsidiaries of the Company continue to provide services to the Common Sense(R) II Funds.1 See "Life Insurance Services -- Primerica Financial Services."

                A subsidiary of the Company is the sole limited partner in RCM, a limited partnership headquartered in San Francisco, California, which provides investment management services, principally for pension funds, other institutional clients and high net worth individuals. Assets under management by RCM were $22.4 billion at December 31, 1994, as compared to $24.5 billion at December 31, 1993 and $23.8 billion at December 31, 1992.

          General

             Competition

                The businesses included in the Investment Services segment are highly competitive. The principal factors affecting competition in the investment banking and securities brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than Smith Barney. The Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates, by permitting certain commercial banks to engage, through affiliates, in the underwriting of and dealing in certain types of securities, subject to certain limitations. Proposed legislation has been introduced in Congress that would modify certain other provisions of the Glass-Steagall Act and other laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.













          --------------------

               1 Common Sense is a registered trademark of American Capital Asset Management, Inc. ("ACAM").

                Competitors of the Company's mutual funds and asset management groups include a large number of mutual fund management and sales companies and asset management firms. Competition in mutual fund sales and investment management is based on investment performance, service to clients, and product design.

          Regulation

                Certain of the Company's subsidiaries are registered as broker-dealers and as investment advisers with the Securities and Exchange Commission (the "Commission") and as futures commission merchants and as a commodity pool operator with the Commodity
          Futures Trading Commission ("CFTC"). SBI and R-H are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC. SBI and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto
          Rico, and in addition are registered as investment advisers in certain states that require such registration. SBI is also a reporting dealer to the Federal Reserve Bank of New York, a member of the principal United States futures exchanges and a registered broker-dealer in Guam. Both SBI and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the Commission, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SBI and R-H are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in SBI's case, Guam. The Commission and the CFTC also require certain registered broker-dealers (including SBI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

                In addition, the Investment Company Act of 1940 generally prohibits registered investment companies managed by affiliates of the Company from, among other things, entering into securities transactions on a principal basis with affiliated broker-dealers, including SBI, and restricts their ability to purchase securities in underwritings in which an affiliated broker-dealer participates as an underwriting syndicate member. Transactions between Smith Barney and RCM are also subject to certain limitations.

                Smith Barney's operations abroad, described in this paragraph, are conducted through various subsidiaries. Smith Barney has representative offices in Paris, Beijing and Manama, Bahrain. Its activities in the United Kingdom, which include investment banking, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Smith Barney is a member of the International Petroleum Exchange, the London Metals Exchange and the

          London International Financial Futures and Options Exchange, and as such is subject to the rules and regulations of those Exchanges. In France, Smith Barney operates as a regulated securities house, a member of the MATIF, and an authorized mutual fund manager. Smith Barney is a licensed securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to foreign securities firms. Smith Barney is also a member of the Tokyo Stock Exchange and, therefore, its activities in Japan are subject to the rules and regulations of that Exchange. Smith Barney conducts securities and commodities businesses in Singapore which are regulated by the Monetary Authority of Singapore. Additionally, certain subsidiaries of SB Holdings are registered as a "dealer" and "adviser" with the Hong Kong Securities and Futures Commission, as an "international dealer" and as an "investment dealer" with the Ontario Securities Commission, as broker-dealers with the Securities Board of The Netherlands and as a "B license holder" with the Zurich Stock Exchange.

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

                SBI and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, Smith Barney has purchased additional coverage from a subsidiary of the Company, Gulf Insurance Company, for eligible customers.

                As registered broker-dealers, SBI and R-H are subject to the Commission's net capital rule (Rule 15c3-1, the "Net Capital Rule") promulgated under the Exchange Act. SBI and R-H compute net capital under the alternative method of the Net Capital Rule which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

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


                              CONSUMER FINANCE SERVICES


                The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services. CCC's predecessor was founded in 1912.

          Consumer Finance

                As of December 31, 1994, CCC maintained 828 loan offices in 42 states, and it plans to open approximately 50 additional offices in 1995. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide.

                Loans to consumers by the Consumer Finance Services unit include secured and unsecured personal loans, both fixed and variable rate real estate-secured loans and loans to finance consumer goods purchases. Credit card loans are discussed below. CCC's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for CCC's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of loan customers (excluding credit card customers) was approximately 1,250,000 at December 31, 1994, as compared to approximately 1,142,000 at December 31, 1993, and approximately 1,058,000 at December 31, 1992. A CCC loan program solicits applications for loans through the Primerica Financial Services sales force. At December 31, 1994, the total loans outstanding generated from this program was approximately $1.1 billion, as compared to approximately $765 million at December 31, 1993 and approximately $487 million at December 31, 1992. See "Life Insurance Services -- Primerica Financial Services."

                The average amount of cash advanced per personal loan made was approximately $4,200 in 1994 and $3,800 in each of 1993 and 1992. The average amount of cash advanced per real estate-secured loan made was approximately $28,400 in 1994, approximately $28,800 in 1993 and approximately $26,000 in 1992. The average annual yield for loans in 1994 was 15.41%, as compared to 15.83% in 1993 and 16.31% in 1992. The average annual yield for personal loans in 1994 was 20.20%, as compared to 20.11% in 1993 and 19.99% in 1992, and for real estate-secured loans it was 12.20% in 1994, as compared to 13.14% in 1993 and 14.05% in 1992. The average yield for real estate-secured loans has been affected by the introduction in 1993 of a variable rate product and by decreases generally in prevailing market interest rates. The Company's average net interest margin for loans was 8.76% in 1994, 8.44% in 1993 and 8.66% in 1992.

                In the late 1980's, both delinquencies and charge-offs had increased, reflecting the recessionary economic environment. CCC took steps to combat this trend, by tightening the credit criteria used for making new loans and placing a greater emphasis on collection policies and practices. As a result of these measures and recent economic trends, delinquency rates and charge-offs have improved from 1992 through 1994. See "Delinquent Receivables and Loss Experience," below.

             Analysis of Consumer Finance Receivables

                For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see
          Note 9 of Notes to Consolidated Financial Statements.

             Delinquent Receivables and Loss Experience

                Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The management of the consumer finance business attempts to control customer delinquencies through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. An account is considered delinquent for financial reporting purposes when a payment is more than 60 days past due, based on the original or extended terms of the contract. The delinquency and loss experience on real estate-secured loans is generally more favorable than on personal loans.

                The table on the next page shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

               Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding (1)

                                          Real
                                          Estate-
                                Personal  Secured  Credit  Sales   Total
          As of December 31,    Loans     Loans    Cards   Finance Consumer
          ------------------    -----     -----    -----   ------- --------
             1994               2.40%     1.48%    1.05%   1.79%   1.88%
             1993               2.62%     2.15%    1.03%   1.54%   2.21%
             1992               3.02%     2.31%    1.87%   1.48%   2.55%
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

           Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                        Real
                                        Estate-
          Year Ended           Personal Secured  Credit  Sales   Total
          December 31,         Loans    Loans    Cards   Finance Consumer
          ------------         -----    -----    -----   ------- --------
             1994              3.50%    0.82%    1.83%   2.03%   2.08%
             1993              4.08%    0.84%    2.56%   1.78%   2.36%
             1992              5.09%    0.74%    4.01%   2.05%   2.84%

              The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

            Ratio of Allowance For Losses to Consumer Finance Receivables

                                  As of December 31,
                                  ------------------
                                      1994   2.64%
                                      1993   2.64%
                                      1992   2.91%

          Credit-Related Insurance

                American Health and Life Insurance Company ("AHL"), a subsidiary of CCC, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. Credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL include accidental death and dismemberment, auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period. See "Life Insurance Services" for information concerning life and accident and health insurance other than credit-related insurance.

                The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                     Consumer Finance Insurance Premiums Written
                                    (in millions)

                                                     Year Ended December 31,
                                                     -----------------------
                                                       1994   1993    1992
                                                       ----   ----    ----
  Premiums written by AHL and its affiliates
    Writings for consumer finance:
     Credit life  . . . . . . . . .                  $ 43.3  $ 36.4  $ 36.0
     Credit disability and other  .                    69.3    49.2  $ 46.7
                                                     ------  ------  ------
       Total  . . . . . . . . . . .                  $112.6  $ 85.6  $ 82.7
                                                     ======  ======  ======
  Premiums written by other insurance companies
     Credit property and other  . .                  $ 52.8  $ 38.7  $ 31.0
                                                     ======  ======  ======


                The increase in 1994 written premiums is primarily the result of the increase in receivables and expanded availability of certain products in additional states.

          Credit Card Services

                The Travelers Bank (formerly Primerica Bank), a subsidiary of CCC, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). The Travelers Bank USA, another state-chartered bank subsidiary of CCC, was formed in September 1989. The Travelers Bank USA is not subject to certain regulatory restrictions relating to growth and cross-marketing activities to which The Travelers Bank is subject. See "Regulation" below. These banks generally limit their activities to credit card operations.

                The table on the next page sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA:

                           Credit Cardholders and Total Outstandings
                                  (outstandings in millions)

                                      As of and for the year ended December 31,
                                     -----------------------------------------
                                             1994         1993        1992
                                             ----         ----        ----
Approximate total credit cardholders       621,000       534,000    423,000
Approximate gold credit cardholders        519,000       478,000    371,000
Total outstandings                         $712.5        $697.1     $538.2
Average annual yield                       11.88%        11.66%     12.12%


      The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

      The banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1994, deposits of unaffiliated entities were $73.3 million, as compared to $56.5 million at December 31, 1993 and $22.3 million at December 31, 1992. The increase in deposits in 1993 primarily resulted from a balance transfer promotion conducted by The Travelers Bank.

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

Regulation

      Most consumer finance activities are subject to extensive federal and state regulation. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. CCC's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. CCC's banks are also subject to the Community Reinvestment Act, which requires a bank to provide equal credit opportunity to all persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations. See "Insurance Services - General -- Regulation" at the end of the description of the Property & Casualty Insurance segment for a discussion of the regulatory factors governing the insurance businesses of CCC.

                The Real Estate Settlement Procedures Act of 1974 ("RESPA") has been extended to cover real estate-secured loans that are subordinated to other mortgage loans. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.

                Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.


                               LIFE INSURANCE SERVICES


                The businesses in the Company's Life Insurance Services segment write principally individual life insurance, annuities and pension programs. Most of these products are offered on a nationwide basis in the United States. For information concerning the Company's credit-related insurance businesses, see "Consumer Finance Services."

                This segment includes the operations of The Travelers Insurance Company ("TIC") and the Primerica Financial Services group of companies (collectively, "PFS"), including Primerica Life Insurance Company ("Primerica Life"). TIC was incorporated in 1863. With $40.5 billion of assets at December 31, 1994, the Company believes that TIC, Primerica Life and TIC's other subsidiaries together constitute one of the largest stock life insurance groups in the United States as measured by assets at December 31, 1994.

                Because the Company's interest in old Travelers in 1993 was accounted for on the equity method, the Company's results of operations for periods prior to the Merger do not include the full results of TIC's business. See Notes 1 and 4 of Notes to Consolidated Financial Statements. For informational purposes, the premium and other operational information provided below includes TIC's businesses for all periods presented.

          Primerica Financial Services

             Principal Markets and Methods of Distribution

                The business operations of the PFS group of companies involve the sale of insurance, mutual funds and other financial products, and consist of an affiliated group of companies engaged in (i) the underwriting and administration of individual term life insurance throughout the United States and in Canada and
          (ii) securities brokerage, consisting primarily of mutual fund sales. The PFS sales force, composed of approximately 100,000 independent agents, primarily markets term life insurance and certain other products of subsidiaries of the Company, including certain loans offered by the Company's consumer finance subsidiaries, and other products approved by the Company. In 1994, the PFS sales force began selling, on a test basis, certain property-casualty insurance products of The Travelers Indemnity Company. See "Property & Casualty Insurance Services -- Property-Casualty Personal Lines." Because the great majority of the licensed sales force works on a part-time basis, a substantial portion of the sales force is inactive from time to time.

                Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company ("NBL"), primarily offer individual term life insurance. NBL provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Northern Mariana Islands.

                For information concerning PFS Investments Inc. ("PFS Investments"), see "Mutual Funds and Asset Management," below.

                Premium revenues, net of reinsurance, for PFS for the years ended December 31, 1994, 1993 and 1992 were $962.4 million, $889.9 million and $862.7 million, respectively. The increase in premium revenues in recent years is primarily attributable to growth in production and in the retention of in force business. See "Insurance Services - General -- Reinsurance," at the end of the description of the Property & Casualty Insurance Services segment, for a discussion of reinsurance.

             Life Insurance in Force

                The table on the next page provides a reconciliation of beginning and ending life insurance in force for Primerica Life and subsidiaries, and related statistical data for 1992-1994.

                      (in millions of dollars, except as noted)

                                              Year Ended December 31,
                                              -----------------------
                                             1994       1993       1992
                                             ----       ----       ----
          In force beginning of year       $ 317,403  $ 311,276  $ 318,793

          Additions                           57,389     49,300     46,867

          Terminations(1)                    (39,820)   (43,173)   (54,384)
                                             --------   --------   --------

          In force end of year             $ 334,972  $ 317,403  $ 311,276
                                             =======    =======   ========

          The amounts in force at end of
           year are before reinsurance
           ceded in the following amounts  $  94,930  $  82,293  $  87,232
                                             =======    =======   ========

          At end of year:
           Number of policies in force
             PFS                           2,075,600  2,003,491  1,993,686
             NBL other lines                 396,717    406,977    413,063

           Average size of policy
             in force (in dollars)
                PFS                        $ 157,739  $ 154,360  $ 151,636
                NBL other lines               19,079     20,011     21,696
          ______________________________
          (1)   Includes terminations due to death, surrenders and lapses.

                AIDS-related claims, net of reinsurance, as a percentage of total net life claims paid by Primerica Life in 1994 and 1993, were 7.1% and 6.7%, respectively. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

             Mutual Funds and Asset Management

                PFS Investments is a registered broker-dealer and is the exclusive retail distributor of the Common Sense(R) Trust mutual funds.2 Since the Company's sale of ACMR, a number of intra-Company joint ventures, including companies that are part of PFS, continue to provide underwriting, transfer agency and custodial services to the Common Sense(R) Trust funds. For the years ended December 31, 1994, 1993 and 1992, PFS Investments' total mutual fund sales were $1,322.2 million, $1,266.4 million and $1,071.2 million, respectively, with sales of shares of the Common Sense(R) Trust funds and the


















          --------------------

               2 Common Sense is a registered trademark of ACAM.

          American Capital family of mutual funds collectively accounting for approximately 74%, 75% and 81%, respectively, of total sales. The overall increase in sales in recent years is primarily attributable to the economic environment and expanded marketing efforts for mutual funds. At December 31, 1994, approximately 24,000 independent agent members of the PFS sales force were also independent registered securities representatives of PFS Investments.

          Travelers Life and Annuities

                This section includes the businesses identified by old Travelers as Financial Services and Asset Management & Pension Services, as well as Transport Life Insurance Company and its affiliates ("Transport"). Transport specializes in accident and health insurance including cancer, heart/stroke and long-term care coverage, and became a subsidiary of TIC in connection with the Merger.

             Principal Products

                Travelers Life and Annuities offers individual life insurance, annuities and accident and health insurance to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts, and annuities to employer-sponsored retirement and savings plans.
          TIC views market specialization as a critical component of profitability and has updated its individual product portfolio with a range of competitively priced life, long-term care and fixed and variable annuity products for its customers.

                Individual life and accident and health insurance provide protection against financial loss due to death, illness or disability. Life insurance is also used to meet estate, business planning and retirement needs. Individual accumulation fixed and variable annuities are used for retirement funding purposes. Variable annuities allow the policyholder to choose to direct deposits into a number of separate accounts, each of which has a different investment strategy. Individual immediate annuities are used for structuring settlements of certain indemnity claims and making other payments to policyholders over a period of time. In recent years, TIC has increased the amount of individual variable annuities that it sells.

                The table on the next page sets forth written premiums, net of reinsurance, and deposits for the Travelers Life and Annuities unit.

                                                          Premiums and Deposits
                                                              (in millions)
                                                                             Year Ended December 31,
                                                                            ----------------------------
                                                                          1994         1993         1992
                                                                          ----         ----         ----
                Premiums
                 Individual life                                    $     124     $     117     $     109
                 Individual accident and health                           361           344           362
                 Annuities
                  Individual single premium                                21            19            22
                  Group single premium                                     21            27            28
                  Group fixed                                              50           110            86
                                                                     --------      --------      --------
                  Total premiums                                          577           617           607
                                                                     --------      --------      --------
                Deposits
                 Universal life insurance                                 162           163           164
                 Annuities
                  Individual fixed accumulation                           569           577           647
                  Individual variable accumulation                        693           392           232
                  Individual immediate(1)                                  26            34            50
                 Guaranteed investment contracts(2)                       347           918           502
                 Group separate accounts and managed funds(3)             747           772           730
                 Other fixed funds                                        119           265           223
                                                                     --------      --------      --------
                  Total deposits                                        2,663         3,121         2,548
                                                                     --------      --------      --------
                  Total premiums and deposits                       $   3,240     $   3,738     $   3,155
                                                                     ========      ========      ========

          ______________________________
          (1) Represents primarily structured settlement annuities, in which payments are currently being made to annuitants.
          (2) The 1992 amount includes the adverse impact of downgrades in TIC's financial strength ratings and general industry conditions. The 1993 increase reflects success in attracting guaranteed business in alternative markets. Such business was not expected to, and did not, recur.
                The 1994 decrease also reflects TIC's more selective approach to issuing guaranteed investment contracts.
          (3) The 1993 increase reflects an increase in deposits to guaranteed separate accounts offset by a decrease in deposits to indexed separate accounts. The 1994 decrease results from the decision, in the third quarter of 1993, to no longer market index funds, offset by the transfer by the Company of certain assets of one of its employee pension plans, which were previously managed externally.

                For information about reinsurance, see "Insurance Services
          - General -- Reinsurance" at the end of the description of the Property & Casualty Insurance Services segment.

             Principal Markets and Methods of Distribution

                TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

                Individual products are primarily marketed through three distribution channels: independent agents, H.C. Copeland and Associates, Inc. ("Copeland") and the financial consultants of SBI. Both Copeland and SBI are subsidiaries of the Company. The independent agents, including a core group of approximately 450 professional life insurance general agencies, sell the majority of the individual life and accident and health insurance and, in 1994, sold 39% of individual annuity premiums and deposits.
Copeland accounted for 49% of 1994's individual annuity premiums and deposits. In June 1994, Smith Barney began distributing TIC individual products, primarily variable annuities. Smith Barney accounted for 12% of total 1994 individual annuity premiums and deposits. The price of individual products is affected by long-term assumptions as to interest, expenses and rates of mortality, morbidity and persistency, as well as competitive and regulatory considerations.

      TIC has significantly reduced its writing of group pension contracts by adopting a more selective approach to the issuance of guaranteed investment contracts. Group pension products and annuities are marketed by TIC's salaried staff directly to plan sponsors and is also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business due to risk-adjusted capital standards. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk.

   Life Insurance in Force

      The following table provides a reconciliation of beginning and ending Travelers Life and Annuities life insurance in force and related statistical data on a statutory basis for 1992-1994.


                                 (in millions of dollars, except as noted)

                                                Year Ended December 31,
                                               --------------------------------
                                             1994           1993          1992
                                             ----           ----          ----
 In force beginning of year            $   44,909     $   39,434     $   32,590
 Additions                                  9,265          9,944         10,503

 Terminations(1)                          (5,176)        (4,469)        (3,659)
                                         --------       --------      --------

 In force end of year                  $   48,998     $   44,909     $   39,434
                                        =========      =========      =========

 The amounts in force at end of
   year are before reinsurance ceded
      in the following amounts         $    6,575     $    5,042     $    3,933
                                        =========      =========      =========
 At end of year:
   Number of policies in force            606,089        619,710        623,411
   Average size of policy
          in force (in dollars)        $   80,843     $   72,468    $    63,255

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

                AIDS-related claims paid by Travelers Life and Annuities in 1994 and 1993 were 2.1% and 1.2%, respectively, as a percentage of total life claims paid, and 1.5% and 0.7%, respectively, as a percentage of total health claims paid. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

          Competition and Regulation

                For a description of competition and regulation relating to the Company's life insurance businesses, see "Insurance Services - General" at the end of the description of the Property & Casualty Insurance Services segment.


                        PROPERTY & CASUALTY INSURANCE SERVICES


                This segment includes the operations of The Travelers Indemnity Company and its subsidiary and affiliated property-casualty insurance companies ("Travelers Indemnity"), including Gulf Insurance Company and its subsidiaries ("Gulf").

                Because the Company's interest in old Travelers prior to the Merger was accounted for on the equity method, the Company's results of operations for periods prior to 1994 do not include the full results of the businesses of Travelers Indemnity. See Notes 1 and 4 of Notes to Consolidated Financial Statements. For informational purposes, the premium and other operational information provided below includes Travelers Indemnity's businesses prior to the Merger. For additional information with respect to the combined property and casualty insurance businesses of the Company, see "Combined Property-Casualty Product Line Information."

          Property-Casualty Commercial Lines

             Principal Products

                Property-Casualty Commercial Lines ("Commercial Lines") is organized to serve the needs of its customer base by market:
          National Accounts ("National"), Agency Marketing ("Agency"), and Specialty Lines ("Specialty"). Each marketing and underwriting area targets specific segments of the marketplace based upon size of business, nature of risk and specific customer needs.
          National serves large organizations, as well as employee groups, associations and franchises, and includes the Company's residual market business. Agency serves small and medium-sized businesses, with a strategic emphasis on the medium-sized businesses, and individuals with commercial exposures, through a network of independent agents and brokers. Protection is afforded to customers of National and Agency for the risks of property loss such as fire and windstorm, financial loss such as business interruption, liability claims arising from operations and workers' compensation benefits through insurance products where risk is transferred from the customer to Commercial Lines. Such coverages include workers' compensation, liability, automobile, property and multiple-peril.

                Commercial Lines also provides policy, loss and benefit administration through service agreements, and participates in state assigned risk pools. The primary product serviced under these agreements is workers' compensation. The Company emphasizes cost containment strategies and customer service in this market. It has introduced managed care coupled with services such as toll free telephone numbers for reporting of claims and early intervention in the care process.

                Specialty is written through Gulf and Travelers Indemnity. The principal products of Specialty include various forms of professional liability insurance, including directors' and officers' liability and medical malpractice insurance, product liability, fidelity bonds, commercial umbrella and excess insurance, excess property insurance, coverages relating to the entertainment and transportation industries, and standard commercial property and casualty products for specific niche markets. Specialty also assumes various types of reinsurance on both a proportional and a non-proportional basis.

                In December 1994, Travelers Indemnity acquired from CCC the 50% of Gulf's parent corporation that it did not already own, making Gulf a wholly owned subsidiary of Travelers Indemnity. As of January 1, 1995, Gulf discontinued writing regional property and casualty commercial lines of insurance and transferred all new and renewal business to Travelers Indemnity. This allows Gulf to focus on its specialty lines of business.

             Premium equivalents, presented in the tables below, represent estimates of premiums that customers would have been charged under a fully insured arrangement. The amounts are based on expected losses associated with non-risk bearing components of each account, as determined in the pricing process. Premium equivalents do not represent actual revenues.

                The following tables set forth written premiums, net of reinsurance, and premium equivalents for Commercial Lines.

                                                    Premiums and Premium Equivalents
                                                              (in millions)

                                                                         Year Ended December 31,
                                                                 ------------------------------------
                                                                       1994         1993         1992
                                                                       ----         ----         ----
                Net written premiums by market:
                  National
                    Net written premiums                        $       566     $    731     $    839
                    Premium equivalents                               2,644        2,595        2,289
                                                                   --------     --------     --------
                      Total National                                  3,210        3,326        3,128
                                                                   --------     --------     --------
                  Agency
                    Net written premiums                              1,526        1,556        1,507
                    Premium equivalents                                 334          162           89
                                                                   --------     --------     --------
                      Total Agency                                    1,860        1,718        1,596
                                                                   --------     --------     --------
                  Specialty
                    Net written premiums                                299          212          199
                                                                   --------     --------     --------
                      Total net written premiums and
                        premium equivalents                     $     5,369     $  5,256     $  4,923
                                                                   ========     ========     ========

                Net written premiums by product line:
                  Workers' compensation                         $       907     $  1,001     $  1,023
                  Multiple-peril                                        304          279          291
                  Automobile                                            417          443          448
                  Other liability                                       426          478          468
                  Property and other                                    337          298          315
                                                                   --------     --------     --------
                      Total net premiums                              2,391        2,499        2,545
                  Premium equivalents                                 2,978        2,757        2,378
                                                                   --------     --------     --------
                      Total net written premiums and
                        premium equivalents                     $     5,369     $  5,256     $  4,923
                                                                   ========     ========     ========

             Principal Markets and Methods of Distribution

                National markets programs that involve both insurance (i.e., risk transfer) and risk service (i.e., claim settlement, loss control and risk management). Customers range in size from businesses with sales of approximately $10 million per year to Fortune 1000 corporations. Each customer typically generates annual premiums of at least $1 million and generally selects products under retrospective rating plans, large self-insured retentions or some other loss-responsive arrangement. National customers continue to demand increased levels of risk service programs where the ultimate cost is based on their own loss experience. Based on premiums written and premium equivalents, National constituted approximately 60% of Commercial Lines' business in 1994. These large customers are usually national in scope and highly complex in their operations.

                A significant portion of Commercial Lines business is written with retrospectively rated insurance policies in which the ultimate cost of insurance for a given policy year is dependent on the loss experience of the insured. This type of policy limits the insurance risk to Commercial Lines. The payment terms and long-term nature of the loss development reduces insurance risk and introduces some additional credit risk. Receivables from retrospectively rated policies totaled approximately $1.0 billion at December 31, 1994. Collateral, primarily letters of credit, is generally required for contracts that provide for deferred collection of ultimate premiums. The amount of collateral required is predicated upon the creditworthiness of the client and the nature of the insured risks. Commercial Lines continually monitors credit risk of individual accounts and the adequacy of collateral.

                The residual market business of Commercial Lines sells claim and policy management services to workers' compensation assigned risk pools throughout the country. Since 1993, these contracts have been awarded through a formal bid process intended to reduce the number of servicing carriers and to measure the quality of service being provided. Contracts are awarded for a term of three years and about one-third of the states are bid each year. Travelers Indemnity has thus far been successful in winning nine of 14 bids.

                Agency, which made up approximately 35% of Commercial Lines' business in 1994, sells a broad range of commercial property-casualty products to small and medium-sized customers. Small accounts tend to be more price-sensitive and make up approximately 27% of Agency's business. The core products for the small customer are package contracts covering property and general liability exposures. The product choice for the medium-sized customer is a retrospectively rated or a large deductible contract covering workers' compensation. Other coverages are sold to complement the core products. Products are distributed primarily through independent agents (for small customers) and brokers (for medium-sized customers) working with Travelers Indemnity's marketing and underwriting specialists in a field office network of 42 locations. Agency continues to selectively streamline its distribution force as management focuses on selected markets and producers.

                Travelers Indemnity is also a member of, and therefore participates in, the underwriting operations of insurance and reinsurance pools and associations, several of which make independent underwriting decisions on behalf of their members. These pools insure specialized risks such as property exposures of large manufacturing plants, nuclear power plants and transporters of nuclear materials and other specialty risks.

             Specialty products are marketed to small, medium, and large customers and are distributed primarily through wholesale brokers and other specialty producers, including underwriting managers for specific industry programs. The Company's Specialty business requires specialized underwriting and generally has better combined ratios and lower loss frequencies than traditional lines.

                The following table shows the distribution of Commercial Lines' 1994 premiums for the states that accounted for the majority of the premium volume.

                                                % of
                              State             Total
                              -----             -----
                              New York          11.9%
                              California         8.8
                              Texas              7.3
                              Massachusetts      6.4
                              Illinois           4.3
                              Florida            4.2
                              Pennsylvania       3.7
                              New Jersey         3.6
                              All others(1)     49.8
                                               -----
                              Total            100.0%
                                               =====
          ______________________________
          (1) No one of these states accounted for as much as 3.0% of the total.

             Pricing levels for property and casualty insurance products are generally developed based upon estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. In addition, most retrospective rating plans contain sufficient flexibility that the subjective evaluation of a risk by the underwriter can be incorporated in the pricing. In guaranteed cost products, however, loss cost inflation has outpaced marketplace price changes. In addition, current economic conditions have constrained business growth, thereby decreasing the size of customers' workforces and consequently reducing the insurable market.

                A variety of factors continue to affect the casualty market. The Company attempts to avoid exposure to high hazard liability risks through careful underwriting, extensive use of retrospective rating and reliance on financially secure reinsurers. The workers' compensation line has improved dramatically across the industry over the past few years, particularly during the last two years, in part due to loss management efforts of the insureds and providers such as Travelers Indemnity. These trends are also reflected in the workers' compensation book of business at Commercial Lines, where workers' compensation combined ratios after policyholder dividends have improved from 105.6% in 1992 to 99.8% in 1994.
          The improvement is due to a variety of factors including, but not limited to, legislative reform, economic conditions, insurer investment, employer involvement and lower medical inflation. This business is subject to retrospective rating premium adjustments, and accordingly the net impact on results of operations of the premium adjustment and loss reserve development is minimal. In addition, because of the improving trends within workers' compensation, insurers have increased their voluntary market share, thereby reducing the size of the involuntary market. Travelers Indemnity's service volume from the National Council on Compensation Insurance has declined from $638 million in 1993 to $431 million in 1994. However, its direct assignment volume has increased from $26 million for the year ended December 31, 1993 to $217 million for the year ended December 31, 1994. Under direct assignment, Travelers Indemnity acts as a third-party administrator for other insurance carriers to fulfill their involuntary pool requirement.

                In the commercial property market, 1994 was another difficult year for natural catastrophes. While the industry's catastrophe losses were approximately $13 billion on a pre-tax basis, Commercial Lines' catastrophe losses for 1994 totalled $33 million, pre-tax. The commercial property market capacity remained adequate during 1994, keeping downward pressure on pricing.

                In most lines, pricing did not improve during the past year. For Agency, the duration of the current downturn in the underwriting cycle continues to pressure the pricing of guaranteed cost products. In the small account market, which primarily buys guaranteed cost products, price increases have not exceeded loss cost inflation for several years. The focus is to retain existing profitable business and obtain new accounts where the Company can maintain its selective underwriting policy. The Company continues to adhere to strict guidelines to maintain high quality underwriting, which could affect future premium levels. Because of its large fee-for-service component, National business is less affected by pricing; however, the pricing of large account business continues to be very competitive. Customer retention levels remained high in 1994 as a result of Travelers Indemnity's continued delivery of quality service, primarily claims management focused on loss cost reduction.

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

                Environmental Claims

                As a result of various state and federal regulatory efforts aimed at environmental remediation (particularly "Superfund"), the insurance industry has been, and continues to be, involved in extensive litigation involving policy coverage and liability issues. The possible reauthorization of Superfund in 1995 may have some effect on the resolution of these issues, but it is not possible at the present time to determine what the potential impact, if any, will be. In addition to the regulatory pressures, certain court decisions have expanded insurance coverage beyond the original intent of the insurer and insured, frequently involving policies that were issued prior to the mid-1970s. The results of court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

                Certain of the Company's subsidiaries are part of the industry segment affected by these issues and continue to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. The review of environmental claims includes an assessment of the probable liability, available coverage, judicial interpretations and historic value of similar claims. In addition, the unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, such as: the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the willingness and ability of other potentially responsible parties to contribute to the cost of the required remediation at each site; the contractual relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any; the number of years of coverage, if any; the obligation to provide a defense to insureds, if any; and the applicable law in each jurisdiction. Analysis of these and other factors on a case-by-case basis results in the ultimate reserve assessment.

                Environmental loss and loss expense reserves of the Company at December 31, 1994 were $471 million, net of reinsurance of $11 million. Approximately 14% of the net environmental loss reserve (i.e., approximately $65 million) is case reserve for resolved claims. The Company does not post individual case reserves for environmental claims in which there is a coverage dispute until the dispute is resolved. Until then, the estimated amounts for disputed coverage claims are carried in a bulk reserve, together with unreported environmental losses.

                The industry does not have a standard method of calculating claim activity for environmental losses. Generally, for environmental claims, the Company establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant, e.g., a federal and a state agency. This method will result in two claims being set up for a policyholder at that one site. The Company adheres to its method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

                As of December 31, 1994, the Company had approximately 8,200 pending environmental-related claims and had resolved over 17,200 such claims since 1986.

          Approximately 70% of the pending environmental-related claims in inventory represent active federal or state EPA-type claims tendered by approximately 640 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

                To date, the Company generally has been successful in its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. In addition, with respect to many of the environmental claims there is a "buy-back" of the liability under the policy by the Company, together with appropriate indemnities and hold harmless provisions to protect the Company.

                Asbestos Claims

                In the area of asbestos claims, the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intentions of the contracting parties. These policies generally were issued prior to the 1980s. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage. There has emerged a group of nonproduct claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. In addition, various insurers, including Travelers Indemnity, remain defendants in a widely publicized action brought in Philadelphia regarding potential consolidation and resolution of future asbestos bodily injury claims. The cumulative effect of these claims and the judicial actions on the Company and its insureds currently is uncertain.

                Also various classes of asbestos defendants, including major product manufacturers, peripheral and regional product defendants as well as premises owners, continue to tender asbestos-related claims to the industry. Since each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis.

                The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by the Company on behalf of its insureds has also precluded the Company from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future.

             Asbestos loss and loss expense reserves of the Company at December 31, 1994 were $383 million, net of reinsurance of $319 million. Approximately 85% of the net asbestos reserves at December 31, 1994 represented incurred but not reported losses.


                In relation to these asbestos and environmental-related claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.

                For additional information regarding asbestos and environmental-related claims, see the discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Property-Casualty Personal Lines

             Principal Products

                Property-Casualty Personal Lines ("Personal Lines") writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are automobile and homeowners insurance sold to individuals, which account for 97% of the premium volume. Automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

                Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

                In October 1994, Travelers Indemnity sold Bankers and Shippers Insurance Company to Integon Corporation for approximately $142 million. Bankers and Shippers Insurance Company primarily writes nonstandard private passenger automobile insurance.

             The following table sets forth written premiums, net of reinsurance, for Personal Lines.

                                     Premiums
                                     (in millions)

                                             Year Ended December 31,
                                     -------------------------------------
                                          1994          1993      1992
                                          ----          ----      ----

                Automobile           $  1,187(1)  $    1,202    $ 1,153
                Homeowners                209            122(2)     236
                Other                      37             37         39
                                      --------       --------   --------
                  Total premiums     $  1,433     $    1,361    $ 1,428
                                      ========       ========   ========

          ______________________________
          (1) The written premium decline in 1994 reflects the sale of Bankers and Shippers Insurance Company in October 1994.
          (2) The written premium decline in 1993 reflects the purchase of additional reinsurance to reduce exposure to catastrophe losses.


             Principal Markets and Methods of Distribution

                Personal Lines business is distributed through approximately 3,000 independent agencies, supported by a network of 15 field marketing offices and two regional service centers. The principal markets for Personal Lines insurance are in states along the east coast, in the south, and in the mid-west.

                Personal Lines has implemented various programs over the past five years in order to improve operating and financial results, including expense reductions, the termination of contracts of underperforming agents and the withdrawal from markets where Personal Lines had a small market share or saw little potential for long-term, profitable growth. While these actions have reduced the overall size of the Personal Lines business, the core automobile and homeowners insurance businesses have begun to grow in terms of policy counts and premium volume.

                In 1994, Personal Lines began writing private passenger automobile and homeowners insurance that was marketed on a test basis by licensed members of the PFS sales force in two states. This program is expected to expand during 1995 to additional states.

                For 1994, Personal Lines business was concentrated in the states shown in the table on the next page.

                                                % of
                              State             Total
                              -----             -----
                              New York          23.1%
                              Massachusetts     16.2
                              New Jersey         8.6
                              Florida            8.1
                              Pennsylvania       6.5
                              Connecticut        5.2
                              Virginia           4.6
                              Georgia            3.9
                              Texas              3.8
                              All others(1)     20.0
                                              ------
                              Total           100.0%
                                              =====
          ______________________________
          (1) No one of these states accounted for as much as 3.0% of the total.

                In addition, approximately 49% of Personal Lines' homeowners premiums in 1994 was in New York, Florida, Massachusetts and New Jersey.

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

                The high level of catastrophe losses in recent periods has led to an expansion of the reinsurance market without a corresponding decrease in reinsurance costs. These factors have resulted in a reduced availability of homeowners insurance and have led to higher prices for homeowners policies in some markets.

                Several insurance companies have attempted to limit their writings in coastal areas of the country as a result of heavy claim losses sustained from Hurricane Andrew. Travelers Indemnity has stopped writing new homeowners policies in certain counties in South Florida and in coastal areas of New York and Connecticut. In addition, Travelers Indemnity has reduced agents' commissions on homeowners insurance in certain markets within those states previously identified, strengthened underwriting standards, implemented price increases, and purchased additional reinsurance to limit its exposure to future catastrophe losses. Changes to a company's methods of marketing and underwriting in coastal areas of Florida and New

          York are subject to state-imposed restrictions, the general effect of which is to retard an insurer's ability to withdraw from such areas. While homeowners premium volume in Florida for 1994 was substantially level with 1993, gross exposure to catastrophe loss was lower due to a decline in the number of policies written, offset by price increases.

          INSURANCE SERVICES - GENERAL
          ----------------------------

                The following table summarizes the financial strength ratings of the Company's life insurance companies and the claims-paying ratings of its property-casualty insurance companies. These ratings are not a recommendation to buy, sell or hold securities, and they may be revised or withdrawn at any time. Each rating should be evaluated independently of any other rating.

                                                                                       Moody's
                                          A.M. Best               Duff &             Investor's           Standard
                                           Company             Phelps Corp.         Service Inc.       & Poor's Corp.
                                           -------             ------------         ------------       --------------
                TIC                     A- (excellent)         A+ (high)             A2 (good)         A+ (strong)
                Primerica Life          A- (excellent)             -                     -             AA (excellent)

                Travelers Indemnity
                 Pool(1)                A  (excellent)         AA- (very high)       A1 (good)         AA- (excellent)
                Gulf Pool(2)            A+ (superior)              -                     -                  -

          ______________________________
          (1) The companies that participate in the pool are The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Illinois and The Travelers Indemnity Company of Connecticut (formerly The Travelers Indemnity Company of Rhode Island).
          (2) The Gulf pool includes Gulf Insurance Company and its subsidiaries.

          Reinsurance

                Reinsurance is subject to collectibility in all cases and to aggregate loss limits in certain cases. The Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral including escrow funds and letters of credit under certain reinsurance agreements. Uncollectible reinsurance recoverables have not had, and management does not expect that any amounts becoming uncollectible in the future would have, a material adverse effect on the consolidated financial position of the Company. For additional information concerning reinsurance, see
          Note 12 of Notes to Consolidated Financial Statements.

                Reinsurers are selected based on their financial position and business practices. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically.

                At December 31, 1994, the Company had $4.3 billion in property-casualty reinsurance recoverable. Of this amount, $2.6 billion was ceded to pools and associations, which have the strength of the participating insurance companies supporting these cessions.

          The remainder is due from reinsurers. The two largest reinsurers, Lloyd's of London and General Reinsurance
          Corporation, had assumed losses from the Company at December 31, 1994 of $215 million and $142 million, respectively. Lloyd's of London is currently undergoing restructuring to seek to obtain additional capital and to segregate claims for years before 1986. The ultimate effect of this restructuring on the Company's reinsurance recoverable is not yet known. The Company does not believe that any uncollectible amounts of reinsurance recoverables would be material to its results of operations, financial condition or liquidity. See Item 3, "Legal Proceedings," for additional information regarding Lloyd's of London.

             Life Insurance

                The Company's policy is to obtain reinsurance on individual life policies for amounts above certain retention limits, which limits vary with age and underwriting classification. During 1994, certain subsidiaries of the Company increased the level of reinsurance on certain policies.
          Retention on life insurance risks after reinsurance varies up to a maximum of $1.5 million per insured for an ordinary life risk, depending on the subsidiary involved, the type of policy, the year of issue and the age of the insured. Other reinsurance arrangements are made from time to time to cede or assume existing blocks of business.

             Property and Casualty Insurance

                Currently, for third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Lines limit its net retention to a maximum of $5 million per insured, per occurrence. For commercial property insurance, there is a $5 million retention per insured with 100% coverage for risks with higher limits. For large accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. The reinsurance agreements in place for Personal Lines cover 90% of each loss between $2 million and $6 million for all third-party liability, including automobile no-fault.

                In addition to traditional reinsurance agreements that serve to control its exposure to loss, Travelers Indemnity acts as a servicing carrier for many pools and associations, such as workers' compensation pools. These transactions are reflected as direct business on the Company's books and records. This business is then ceded to the pools and recorded as reinsurance ceded.

                Catastrophe Reinsurance


                The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance coverage averages 75% of total losses between $175 million and $375 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance coverage averages 100% of losses between $10 million and $160 million and for losses caused by property perils reinsurance coverage averages 75% of losses between $175 million and $345 million.

          For Agency-produced commercial property insurance, 25% of all losses were reinsured in 1994, subject to an occurrence limitation of 200% of ceded premium or an estimated $225 million. In 1995, the quota share is 20%, with a fixed dollar occurrence limit of $225 million. For Personal Lines homeowners insurance, in 1994, 30% of losses were reinsured up to a maximum recovery of $96 million, and for 1995, 16.25% of losses will be reinsured up to a maximum recovery of $64 million per occurrence.

          Competition and Other Factors Affecting Growth

             Life Insurance

                The Company's life insurance businesses compete with national, regional and local insurance companies. Competition is based upon price, product design and services rendered to producers and policyholders. The insurance industry is extremely competitive, in both price and services, and no single insurer is dominant. Insurance companies that operate through salaried personnel and employee agents may benefit from cost advantages, once they have achieved sufficient size, over insurers that utilize independent agents and brokers. The PFS sales force is composed of independent commissioned agents, and approximately 40% of the Travelers Life and Annuities individual annuity premiums and deposits were sold through independent agents. PFS competes in its market segment by emphasizing the value of term life insurance, and aggressively markets its products which often replace existing life insurance policies underwritten by other companies, including cash value whole life policies. In January 1995, the U.S. Supreme Court ruled that national banks may sell annuities. It is not clear at this time whether the decision will have a positive or negative impact upon the Company's annuity sales.

                Savings banks also compete directly in the sale of life insurance in Connecticut, Massachusetts and New York.
          Competition for the savings dollar arises from entities such as banks, investment advisers, mutual funds and other financial institutions.

                PFS Investments is registered as a broker-dealer with the SEC, in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, and is a member of the NASD. It is subject to extensive regulation by those agencies and the securities administrators of those jurisdictions, primarily for the benefits of its customers, including minimum capital and licensing requirements. PFS Investments faces competition not only from large financial services firms offering products and services that cross traditional business boundaries, but also from insurance companies, including other subsidiaries of the Company, offering life insurance products with investment features.

             Property and Casualty Insurance

                The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size. Companies may be small local firms, large regional firms or large national firms, as well as self-insurance programs or captive insurers. Market competition, regulated by state insurance departments, works to set the price charged for insurance products and the level of service provided. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus.
          Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

                In addition to traditional insurance services, National offers to risk managers of large national accounts programs that provide increased flexibility in selecting loss prevention and claim services, and premium payment plans. This business is highly competitive on the basis of quality of service provided and somewhat sensitive to price competition, and is written primarily by Travelers Indemnity and several other very large companies. New business levels remained strong in 1994, and retentions remained high in both traditional insurance products and risk service programs.

                The bid process for selecting servicing carriers to administer the involuntary pools is ongoing and is intended to reduce the number of servicing carriers while increasing the quality of service being provided. As the number of servicing carriers is significantly reduced, the market share of the remaining carriers is likely to grow. The Company believes that a successful bid strategy will allow it to maintain a significant market presence in the face of these changes.

                Overhead reductions and improved efficiency through automation are key competitive issues for Agency business.
          During the past several years, Agency management has taken significant steps to streamline this operation and establish efficiencies to make these products more competitive in the marketplace. In addition, Travelers Indemnity believes that its breadth of products, highly qualified field staff and applied technology provide for distinct competitive advantages. The highly competitive business for medium-sized accounts has historically been written by companies dealing through agents and brokers, although some direct writing companies are represented in the field. A competitive advantage resides in local representation and underwriting authority. With emphasis on regional locations and resident entrepreneurs marketing the full spectrum of Travelers Indemnity's commercial products, Travelers Indemnity believes it has created significant opportunity for growth in this area.

                The marketplace in which Specialty competes includes small to medium-sized niche companies that focus on certain types of risk and larger companies or branches/divisions of multi-line companies that offer numerous products covering various risks. Distribution of products is generally through wholesale and/or retail brokers. Specialty's underwriting responsiveness and quality are key to maintaining broker relationships. A competitive advantage resides in the cross-selling opportunities of Specialty products through Agency and National underwriters, agents and brokers.

                The insurance industry is represented in the personal lines marketplace by many hundreds of insurance companies of varying size. Although national companies write the majority of the business, local or regional companies are effective competitors because of their expense structure or because they specialize in providing coverage to particular risk groups.

                Personal automobile and homeowners insurance is marketed mainly through one of two distribution systems: independent agents or direct writing. The Company's Personal Lines unit operates through 3,000 independent agents who usually represent several unrelated property-casualty companies. Direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers typically have relative to agency companies, the direct writers have been able to gradually expand their market share. Personal Lines continues to focus on the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition, Personal Lines has taken advantage of complementary distribution mechanisms, including affinity groups, mortgage lenders and the independent agents of the PFS sales force, and plans to continue to pursue other opportunities as they arise.

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

          Regulation

                The Company's insurance subsidiaries are subject to
          considerable regulation and supervision by insurance departments or other authorities in each state or other jurisdiction in which they transact business. The laws of the various jurisdictions establish supervisory and regulatory agencies with broad administrative powers. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of the insurers'
          stockholders.   Typically, state regulation extends to such
          matters as licensing companies, regulating the type, amount and quality of permitted investments, licensing agents, regulating aspects of a company's relationship with its agents, requiring triennial financial examinations, market conduct surveys, reports on financial condition, recording complaints, restricting expenses, commissions and new business issued, restricting use of some underwriting criteria, regulating rates, forms and advertising, specifying what might constitute unfair practices, fixing maximum interest rates on policy loans and establishing minimum reserve requirements and minimum policy surrender values. Such powers also extend to premium rate regulation, which varies from open competition to limited review upon implementation, to requirements for prior approval for rate changes. State regulation may also cover capital and surplus and actuarial reserve maintenance, setting solvency standards, mandating loss ratios for certain kinds of insurance, limiting the grounds for cancellation or nonrenewal of policies and regulating solicitation and replacement practices.
          State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and require prior approval or notification of any change in control of an insurance subsidiary. In addition, under insurance holding company legislation, most states regulate affiliated groups with respect to intercorporate transfers of assets, service arrangements and dividend payments from insurance subsidiaries.

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

                Health care reform has been at the forefront of domestic policy issues at the federal level and is a leading issue in many state legislatures in 1995. Various proposals have been introduced and a great deal of uncertainty remains regarding what the final health reform package will contain or what effect it will have on the Company's businesses, including its investment in MetraHealth. These proposals may also affect workers' compensation and automobile insurance. Furthermore, a number of states have passed, or are considering, some form of health care reform. Such state regulation primarily impacts fully insured small employer plans. The overall impact of federal or state legislation on the Company's businesses is impossible to predict at this time. The Company continues to monitor political and legislative activity that addresses the cost, availability and quality of health care.

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

                See "Property-Casualty Commercial Lines -- Hazardous Substances" on pages 25 through 28 for a discussion of the effect on the Company of various state and federal regulatory efforts aimed at environmental remediation, including proposed amendments to the federal Superfund statute.

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

                Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

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

                Forty percent of the baseline PCRBC calculation is defined as Authorized Control Level RBC for 1994 (this percentage will increase to 45% for 1995 and to 50% by 1996). The PCRBC ratio is then calculated from data contained in the annual statement.

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

                The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1994, all of the Company's life and property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

                As part of the process of accreditation by the NAIC, state insurance regulators have been recommending the adoption of new statutory standards for the payment of dividends by insurance companies without prior approval. As part of this effort, the Connecticut General Assembly passed legislation to require prior approval by the Connecticut Insurance Commissioner for any dividend distributions during a twelve-month period that are in excess of the greater of (i) ten percent of an insurer's surplus limited by unassigned funds-surplus, or (ii) net gain from operations (for life companies) or net income (for non-life companies), in each case measured as of the preceding December 31.

                Under the legislation, statutory surplus would not be available in 1995 for dividends from The Travelers Insurance Group Inc. (the parent of TIC and Travelers Indemnity) to The Travelers Inc. without prior approval.

                The NAIC Insurance Regulatory Information System ("IRIS") ratios, discussed under "Combined Property-Casualty Product Line Information" on page 49, are part of the NAIC solvency surveillance process. They consist of approximately 12 ratios with defined acceptable ranges. They are used as an initial screening process for identifying companies that may be in need of special attention. Companies that have several ratios that fall outside of the acceptable range are selected for closer review by the NAIC examiner team. If the examiner determines that more attention may be warranted, one of several priority designations is assigned, and the insurance department of the state of domicile is then responsible for follow-up action.

                Occasionally one or more of the Company's subsidiaries has been "flagged" by the IRIS ratios. In all such instances, the regulators have been satisfied upon follow up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same.

          Reserving Methods

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

                The ultimate incurred losses and the corresponding reserve levels carried for all accident years have an implicit provision for inflation and other factors that result in differences in levels of claim cost by accident year. Ultimate claim values are based in part on analysis of historical trends in average closed claim costs and open claim costs. Average closed claim costs reflect actual historic inflation trends while reported losses reflect historic trends based upon both paid losses and adjusters' estimates. There is no precise method for evaluating the impact of inflation. Claim settlements are also affected by many other factors including judicial decisions, the social environment and claims handling procedures. Frequent reviews are therefore performed for the major property-casualty insurance coverages, particularly those related to third party claims.
          Such third party claims often involve lengthy litigation or are otherwise settled only after a considerable passage of time and are particularly subject to the effects of judicial trends and changes in the social environment.

          Investments

                This section discusses the investment portfolios of the businesses described in the Company's insurance services segments.

                At December 31, 1994, the investment holdings of the companies included in the insurance services segments were composed primarily of fixed maturities. At December 31, 1994, approximately 94.8% in total dollar amount of the fixed maturities portfolios of such companies had investment grade ratings. The remaining investments are principally mortgage loans and real estate, discussed below, policy loans and other investments. For additional information regarding these investment portfolios, see Note 5 of Notes to Consolidated Financial Statements and the discussion of Asset Quality in the Insurance Services Segment discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations." State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies.

             Consistent with the nature of related contract obligations, the invested assets attributable to group insurance and individual life, accident and health and financial services are primarily long-term fixed income investments such as corporate debt securities, mortgage and asset-backed securities, and mortgage loans. A small portion of the invested assets related to these operations is in preferred and common stocks and real estate equity investments. The Company did not originate a significant amount of new real estate business in 1994 and does not plan to do so in 1995. The property-casualty fixed maturities portfolios (principally bonds) are shifted from time to time to respond to the changing economic outlook, insurance underwriting results and the resultant changes in the federal income tax position of the Company and its subsidiaries.

                Cash available for investment is principally derived from operating activities and investment income. In addition, cash becomes available for investment from prepayment, maturity and sale of investments. The underperforming mortgage loan and real estate portfolios have been significantly reduced since 1992.
          See "Mortgage Loans and Real Estate" below. Different investment policies have been developed for various lines of business based on the product requirements, the type and term of the liabilities associated with these products, regulatory requirements and tax treatment of the businesses in which each company is engaged.

             Mortgage Loans and Real Estate

                The Company is continuing its program to dispose of its real estate investments and some of its mortgage loans and to reinvest the proceeds to obtain current market yields. At December 31, 1994, the mortgage loan and real estate portfolios of the businesses included in the Company's insurance services segments consisted of approximately $5.4 billion and $418 million, respectively. At December 31, 1993, the mortgage loan and real estate portfolios consisted of approximately $7.4 billion and $1.0 billion, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

                The Company's accelerated liquidation strategy for foreclosed real estate and certain mortgage loans has mitigated the negative impact that these underperforming portfolios have had on investment income. Management anticipates that approximately half of maturing commercial mortgage loans will be refinanced, restructured, sold or foreclosed. Restructured loans are defined as loans the terms of which have been changed from the original contract generally by lowering the pay rate of interest in the early years after modification. Loans which have pay rates of interest after modification that are equal to or above market rates are not included in the underperforming mortgage loan inventory. At December 31, 1994 and 1993, approximately $511 million and $1.3 billion, or 9% and 17%, respectively, of the mortgage loan portfolio was classified as underperforming. Underperforming mortgage loans include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market.

             For information regarding the principal balance of mortgage loans at December 31, 1994 by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment premiums. Unscheduled payments and sales of mortgage loans were $1.3 billion in 1994 and $1.0 billion in 1993. The majority of these mortgages are seven-year term loans.

                Real estate management evaluates the portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of future projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

                The mortgage loan portfolio and real estate assets included in the investment portfolios as of December 31, 1994 and 1993 are summarized by property type as set forth in the table below. For information summarizing the geographic distribution of the mortgage loan portfolio and real estate assets, see Note 5 of Notes to Consolidated Financial Statements.

                               (in millions)

          Property Type:          Mortgage Loans     Real Estate
          --------------          --------------     -----------
                                   1994    1993     1994    1993
                                   ----    ----     ----    ----
          Office                 $2,141  $2,875   $  224  $  641
          Apartment               1,112   1,711        9      66
          Hotel                     642     782       79      77
          Retail                    623     938       46     137
          Industrial                228     267       13      69
          Other                     108     116       33      41
                                  -----   -----    -----   -----
          Total commercial        4,854   6,689      404   1,031
          Agricultural              562     673       14      18
          Residential                 -       3        -       -
                                  -----   -----    -----   -----
           Total                 $5,416  $7,365   $  418  $1,049
                                  =====   =====    =====   =====


                 COMBINED PROPERTY-CASUALTY PRODUCT LINE INFORMATION

                The following discussion of the Company's combined property-casualty lines displays information for the insurance operations of Property-Casualty Commercial Lines and Property-Casualty Personal Lines on a combined basis, consolidating Gulf and old Travelers. The operating results of old Travelers prior to the December 31, 1993 Merger are not included in the Company's Consolidated Financial Statements, other than for the equity in earnings relating to the 27% previously owned.

          Combined Property-Casualty Reserves

                Property-casualty loss reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled, reopened claims and claims which have been incurred but not reported. The process of estimating this liability is an imprecise science subject to a number of variables. These variables are impacted by both internal and external events such as changes in claim handling procedures, economic inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and its actual reporting to the insurer. At December 31, 1994, 1993 and 1992, $5.9 billion, $5.5 billion and $5.4 billion, respectively, of unpaid claim and claim adjustment expenses were provided for claims which had not yet been reported and for future development on reported claims. Reserve estimates are continually refined in a regular ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such adjustments are made.

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

                Refer to "Insurance Services - General -- Reserving Methods" at page 39 for a more complete discussion of reserving methodology.

                For a reconciliation of beginning and ending reserve liability balances for 1994, 1993 and 1992, see Note 11 of Notes to Consolidated Financial Statements. The table on page 45 shows the development of the estimated reserves for the 10 years prior to 1994, and includes information for old Travelers for periods prior to the Merger.

                See "Property & Casualty Insurance Services -- Property-Casualty Commercial Lines" for a discussion of environmental and asbestos claims and the Special Liability Group that deals with such claims.

                The differences between the reserves for losses and LAE shown in the table on page 45, which is prepared in accordance with generally accepted accounting principles ("GAAP"), and those reported in the annual statements filed with state insurance departments, which are prepared in accordance with statutory accounting practices ("SAP"), were $(24) million, $32 million and $38 million for the years 1994, 1993 and 1992, respectively. Those differences are attributable to a certain portion of the discounting of workers' compensation reserves impacting all three years. The 1994 year was also affected by the gross-up of assets and liabilities for GAAP that were recorded on a net basis for SAP.

          Discounting

                The liability for losses for certain long-term disability payments under workers' compensation insurance has been discounted by $509 million at December 31, 1994 using a maximum interest rate of 5%. The corresponding amounts of discount for calendar years 1993 and 1992 were $610 million and $623 million, respectively. The 1994 decrease was due to more favorable experience trends anticipated on certain of these claims.

                                     Analysis of Combined Property-Casualty Loss and Loss Adjustment
                                      Expense Development (excluding accident and health business)
                                                              (in millions)

                                                                        Year Ended December 31,
                                      --------------------------------------------------------------------------------------
                                           1984   1985   1986   1987   1988   1989    1990    1991    1992    1993    1994
                                           ----   ----   ----   ----   ----   ----    ----    ----    ----    ----    ----


       Reserves for Loss and LAE
         Originally Estimated            $4,817 $5,475 $6,658 $7,644 $8,116  $8,947  $9,239 $9,406  $9,872 $10,190 $10,251

       Cumulative Amount Paid as of
       ----------------------------

       One year later                     1,655  1,753  1,839  2,376  2,146   2,430   2,418  2,136   2,206   1,903
       Two years later                    2,559  2,748  3,261  3,631  3,632   3,992   3,932  3,584   3,556
       Three years later                  3,138  3,737  4,075  4,648  4,706   5,095   4,993  4,596
       Four years later                   3,795  4,258  4,760  5,402  5,487   5,878   5,755
       Five years later                   4,119  4,732  5,303  5,978  6,080   6,481
       Six years later                    4,425  5,130  5,735  6,443  6,557
       Seven years later                  4,717  5,459  6,109  6,831
       Eight years later                  4,951  5,784  6,445
       Nine years later                   5,128  6,086
       Ten years later                    5,352

       Reserves Reestimated as of
       --------------------------

       One year later                     4,937  5,863  6,799  7,858  8,292   9,099   9,358  9,446  10,014   9,941
       Two years later                    5,261  6,135  7,078  8,051  8,497   9,220   9,470  9,756  10,116
       Three years later                  5,460  6,376  7,292  8,254  8,698   9,408   9,898 10,042
       Four years later                   5,656  6,665  7,569  8,497  8,912   9,954  10,327
       Five years later                   5,856  6,922  7,765  8,746  9,489  10,425
       Six years later                    6,097  7,136  8,021  9,334  9,974
       Seven years later                  6,266  7,368  8,637  9,817
       Eight years later                  6,464  7,951  9,079
       Nine years later                   6,988  8,422
       Ten years later                    7,383
       Cumulative Deficiency (Redundancy) 2,566  2,947  2,421  2,173  1,858   1,478   1,088    636     244   (249)

       Gross liability - end of year                                                                       $13,805 $13,872
       Reinsurance recoverable                                                                               3,615   3,621
                                                                                                             -----   -----
       Net liability - end of year                                                                         $10,190 $10,251
                                                                                                            ======  ======

       Gross reestimated liability - latest                                                                $13,226
       Reestimated reinsurance recoverable
         - latest                                                                                            3,285
                                                                                                             -----
       Net reestimated liability - latest                                                                  $ 9,941
                                                                                                            ======

       Gross cumulative deficiency (redundancy)                                                            $  (579)
                                                                                                            =======

                The net reserve balance at December 31, 1993 reflected above includes a $225 million purchase accounting adjustment relating to the acquisition of old Travelers. See Note 11 of Notes to Consolidated Financial Statements.

             The data in the above table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The above data is not "accident year" data, but rather a display of 1984-1994 year-end reserves and the subsequent changes in those reserves.

                For instance, the "cumulative deficiency or redundancy" shown above for each year represents the aggregate amount by which original estimates of reserves as of that year end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1984 included $4 million for a loss which is finally settled in 1994 for $5 million, the $1 million deficiency (excess of actual settlement of $5 million over original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1984-1993 shown above.

                A substantial portion of the cumulative deficiencies in each of the years 1984-1992 arises from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and significantly contracted or terminated the writing of such risks.

                General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future; however, deficiencies will occur in the future due to the discount on the workers compensation reserves, therefore, it would be difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table on page 45.

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

          Underwriting results do not include investment income which makes a significant contribution to overall property-casualty profitability. In preparing the following table, anticipated salvage and subrogation were deducted from losses.

                The following table and related discussions present information regarding the combined ratios of Travelers Indemnity, including Gulf and the other property-casualty insurance operations of old Travelers and its subsidiaries.



                                                                             Year Ended December 31,
                                                                            -----------------------------
                                                                            1994        1993        1992
                                                                            ----        ----        ----
                Personal Lines
                 Automobile                                                 96.0%      101.6%      104.1%
                 Homeowners                                                124.2       131.9       246.6
                Total Personal Lines
                 Losses and loss adjustment expenses                        71.0        71.2        98.1
                 Other underwriting expenses                                29.4        33.2        33.7
                                                                         -------    --------     -------
                   Combined Personal Lines                                 100.4       104.4       131.8
                Commercial Lines
                 Workers' compensation                                     104.9        99.1       104.9
                 Multiple-peril                                            119.9       125.6       134.9
                 Automobile                                                102.6       106.8       116.0
                 Other liability                                           245.5       227.5       144.7
                 Property and other                                        107.3        93.9       144.0
                Total Commercial Lines
                 Losses and loss adjustment expenses                       100.0        98.2        94.4
                 Other underwriting expenses                                24.7        27.1        27.6
                                                                        --------    --------    --------
                   Combined before policyholder dividends                  124.7       125.3       122.0
                   Combined Commercial Lines                               123.0       126.6       122.3
                Total Personal and Commercial Lines
                 Losses and loss adjustment expenses                        88.7        88.2        95.7
                 Other underwriting expenses                                26.5        29.2        29.8
                                                                        --------    --------    --------
                   Combined before policyholder dividends                  115.2       117.4       125.5
                   Combined                                                114.2%      118.2%      125.7%


                The improvement in the combined ratio for Personal Lines in 1994 compared to 1993 is primarily attributable to improved underwriting results due to lower operating expenses and to favorable loss reserve development in 1994 on prior years' business. This improvement was partially offset by the increase in catastrophe losses, which after taxes and reinsurance increased to $26.4 million for 1994 from $13.5 million in 1993, due to the severe winter storms in the Northeast during the first quarter of 1994.

             Personal Lines underwriting profitability is driven principally by results in the automobile line and is influenced by factors such as inflation in medical, legal and auto repair costs, accident frequencies and regulatory actions. Results have improved in the automobile line due in part to programs implemented by Travelers Indemnity to be more selective in marketing and underwriting.

                In 1993 and 1994, Personal Lines purchased additional amounts of reinsurance to reduce its exposure to future catastrophe losses. Homeowners results are heavily influenced by the cost of reinsurance, as well as the incidence of natural catastrophes. Personal Lines' results in 1992 were adversely affected by Hurricane Andrew, which added 22.3 percentage points to the total Personal Lines combined ratio. Excluding Hurricane Andrew, the total Personal Lines combined ratio in 1992 would have been 109.5%.

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

                During 1994, asbestos and environmental claims continued to negatively impact other liability lines. The combined impact from these claims added 4.6 percentage points to the total 1994 Commercial Lines combined ratio. Asbestos claims incurred totaled $51 million in 1994, $229 million in 1993 and $61 million in 1992. Environmental claims incurred were $49 million in 1994, $190 million in 1993 and $67 million in 1992. In addition, purchase accounting adjustments amounting to $225 million for asbestos and environmental claims were included in incurred losses, for statutory purposes only, in 1994. This adjustment increased the 1994 Commercial Lines combined ratio by an additional 10.5 percentage points. In the multiple-peril and property lines, the 1992 combined ratios were severely impacted by Hurricane Andrew and other natural catastrophes. Hurricane Andrew alone added 4.9 percentage points to the total Commercial Lines combined ratio.

                Travelers Indemnity has heavily invested in workers' compensation cost containment initiatives since 1989. Investments in early intervention, managed care, systems technology and employer education have allowed Travelers Indemnity to outperform the industry's workers' compensation combined ratio results. In addition, Travelers Indemnity's overall strategy of restricting growth in states with rate inadequacy, its strong shift towards large self-insured and loss responsive products, and its growth in service of assigned risk pools have all contributed to favorable combined ratio trends.

                The table on the next page and the related discussion set forth information regarding the premium to surplus ratios of Travelers Indemnity, including Gulf and the other property-casualty insurance operations of old Travelers and its subsidiaries.



                              Schedule of Premiums to Surplus Ratios (Statutory Basis)
                                      (Including Accident and Health Business)
                                                   (in millions)

                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                           1994       1993       1992
                                                                           ----       ----       ----
                A.  Net written premiums                              $   3,862   $  3,902   $   4,105
                B.  Capital and surplus                                   2,062      2,454       1,868
                    Ratio of premiums to capital and surplus
                      (A divided by B)                                     1.87       1.59        2.20


                The ratio of net written premiums to capital and surplus is a key financial indicator of the overall strength of a property-casualty insurance company. The usual range for this ratio, which is used as a benchmark by the IRIS of the National Association of Insurance Commissioners, is 3.00 to 1 or less.
          The ratio deteriorated slightly in 1994 as a result of the impact of reserve increases for environmental claims, litigation and ceded reinsurance balances, partially offset by reductions in written premium volume. The ratio improved in 1993 due to a modest decline in premium volume from the continuing trend toward self-insured service business in Commercial Lines, and due to a significant increase in capital and surplus, largely resulting from the assumption of old Travelers public debt by the Company.


                            CORPORATE AND OTHER OPERATIONS


                In addition to its four business segments, the Company's Corporate and Other segment consists of unallocated expenses and earnings primarily related to interest, corporate administration, and certain corporate investments. This segment has also included the Company's 27% equity interest in old Travelers
          (1993), lines of business retained from the sale in 1993 of Voyager Group, Inc. and its affiliates ("Voyager") (1993 and
          1992), and the Company's interest in Fingerhut Companies, Inc. ("Fingerhut") (1992), a direct marketing business. For additional information regarding the inclusion of Fingerhut in the Company's consolidated operating results, see Note 3 of Notes to Consolidated Financial Statements.

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

                At January 5, 1995, the Company had approximately 52,000 full-time and 2,800 part-time employees.

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

          MetraHealth

                Upon formation of MetraHealth, the joint venture created by the combination of the medical businesses of TIC and MetLife, the Company owned 50% of MetraHealth's common stock. The Company's interest in MetraHealth will be accounted for on the equity method. See Note 3 of Notes to Consolidated Financial Statements.

                MetraHealth will provide group health insurance, health maintenance organizations, managed care and ancillary services throughout the United States, in Puerto Rico and in the U.S. Virgin Islands. The range of services provided by these products includes programs to maintain health and wellness, as well as to promote patient education and to manage health care through networks of providers of medical/surgical, mental health and pharmaceutical services. MetraHealth network products rely on contractual arrangements between it and providers of health care to deliver services to covered individuals at negotiated reimbursement levels as well as to participate in utilization and quality management programs.

             As of December 31, 1994, the businesses acquired by MetraHealth included health maintenance organizations in 29 network areas, with approximately 400,000 members; point-of-service operations in 72 network areas, with approximately 1.7 million members; and preferred provider organizations in 90 network areas, with approximately 2.8 million members. Covered lives using the managed care networks and covered by indemnity products, in the aggregate at December 31, 1994, were approximately 11.3 million. MetraHealth expects some decline in covered lives during 1995.

                In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth. HealthSpring builds and manages primary care physician practices and serves approximately 32,000 patients through seven sites in Pennsylvania, Ohio and Illinois. This acquisition resulted in a reduction in the participation of the Company and MetLife in the MetraHealth venture to 48.25% each.

          Executive Officers of the Company

                The current executive officers of the Company are indicated on the following page. Periods of offices held include offices with the Company's predecessor, CCC. Ages are given as of March 10, 1995.

                                                                                                             Officer
                    Name                          Age      Positions                                         Since
                    ----                          ---      ---------                                         -------
                     Sanford I. Weill             61     Chairman of the Board                                1986
                                                           and Chief Executive Officer*
                     Robert I. Lipp               56     Vice Chairman of the Board and                       1986
                                                           Group Chief Executive of the
                                                           Company; Chief Executive Officer of
                                                           The Travelers Insurance Group Inc.*
                     James Dimon                  38     President, Chief Operating Officer and               1986
                                                           Chief Financial Officer of the Company;
                                                           Chief Operating Officer of SB Holdings*
                     Joseph Plumeri, II           51     Vice Chairman and Group Chief Executive              1994
                                                           of PFS
                     Robert F. Greenhill          58     Chairman and Chief Executive Officer of              1993
                                                           SB Holdings*
                     Michael A. Carpenter         47     Executive Vice President                             1995
                     Edwin M. Cooperman           51     Executive Vice President                             1991
                     Irwin R. Ettinger            56     Senior Vice President, and Chief                     1987
                                                           Accounting Officer
                     Charles O. Prince, III       45     Senior Vice President, General Counsel               1986
                                                           and Secretary
                     Samuel V. Miller, Jr.        49     Senior Vice President                                1994

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

                Mr. Lipp has been a director of the Company since 1991, and is a Vice Chairman and Group Chief Executive of the Company. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. Upon completion of the merger with old Travelers on December 31, 1993, Mr. Lipp was named Chief Executive Officer of The Travelers Insurance Group Inc. From 1991 to 1993, he was Chairman and Chief Executive Officer of CCC. From April 1986 through September 1991, he was an Executive Vice President of the Company and its corporate predecessor. Prior to joining the Company in 1986, he was a President and a director of Chemical New York Corporation and Chemical Bank where he held senior executive positions for more than five years prior thereto. Mr. Lipp is a director of The New York City Ballet.

                Mr. Dimon has been a director of the Company since September 1991. He is President, Chief Operating Officer and Chief Financial Officer of the Company. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. He was, from May 1988 to September 1991, Executive Vice President and Chief Financial Officer of the Company, and was Senior Executive Vice President and Chief Administrative Officer of SBI from 1990 to 1991. He is also a director, the Chief Operating Officer and a member of the Executive Committee of SBI and SB Holdings. From 1986 to 1988, Mr. Dimon was Senior Vice President and Chief Financial Officer of CCC, the Company's predecessor. From 1982 to 1985, he was a Vice President of American Express Company and Assistant to the President, Sanford
          I. Weill. Mr. Dimon is a trustee of New York University Medical Center and Chairman of the Board of the New York Academy of Finance.

                Mr. Plumeri became a Vice Chairman of the Company in August 1994 and has been Group Chief Executive responsible for the operations of the PFS group of companies since October 1994. He joined the Company in August 1993, serving as President of SBI from that time through July 1994. Mr. Plumeri had worked for Shearson Lehman Brothers Inc. or its predecessors for over 25 years, in various positions of increasing responsibility, until SBI acquired certain businesses from SLB. At that time, Mr. Plumeri was a Managing Partner of SLB, and from 1990 until September 1992 he served as President of SLB's Private Client Group.

                Mr. Greenhill became a director of the Company in August 1993. In November 1993, he was named a member of the newly-created Office of the Chairman of the Company. He became Chairman and Chief Executive Officer of SBI in June 1993. He also serves as Chairman and Chief Executive Officer of SB Holdings. Mr. Greenhill was President of Morgan Stanley Group, Inc. from January 1991 to June 1993. Mr. Greenhill joined Morgan Stanley in 1962 and became a Partner in 1970. In 1972, he directed Morgan Stanley's newly-formed Mergers and Acquisitions Department. In 1980, Mr. Greenhill was named director of Morgan Stanley's Investment Banking Division with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital market services and real estate. In 1980, he also became a member of Morgan Stanley's Management Committee which was the firm's policy-making group.
          He became a Vice Chairman of Morgan Stanley Group, Inc. in January 1989. Mr. Greenhill is a trustee of the Whitney Museum of American Art, a trustee of the American Enterprise Institute for Public Policy Research and a member of the International Advisory Board of the British-American Chamber of Commerce.

                Mr. Carpenter joined the Company in January 1995 as Executive Vice President, and also serves as Chairman and Chief Executive Officer of Travelers Life and Annuity Company. From January 1989 to June 1994, Mr. Carpenter was Chairman of the Board, President and Chief Executive Officer of Kidder, Peabody Group, Inc., an investment banking and brokerage company that was a wholly owned subsidiary of General Electric Company. Prior thereto, he served as Executive Vice President of General Electric Capital Corporation and Vice President of General Electric Company.

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

                Mr. Miller has been a Senior Vice President of the Company since March 1994, and also currently serves as Chairman of NBL and the Canadian operations of PFS. From March 1994 until October 1994, he was Chairman and Chief Executive Officer of the PFS group of companies. For ten years prior to joining the Company, Mr. Miller was President and Chief Executive Officer of AMEX Life Assurance Company, a division of American

          Express Company. He is a member of the board of directors of the Health Insurance Association of America.

                Mr. Prince has been General Counsel of the Company or its predecessor since 1983, and has been a Senior Vice President since 1986.


                             GLOSSARY OF INSURANCE TERMS


                Annuity -- A contract that pays a periodic income benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

                Assumption Reinsurance -- A transaction whereby the ceding company transfers its entire obligation under the policy to the reinsurer, who becomes directly liable to the policyholder in all respects, including collecting premiums and paying benefits. See "Reinsurance."

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

                Indemnity Reinsurance -- A transaction whereby the reinsurer agrees to indemnify the ceding company against all or part of the loss that the latter may sustain under the policies it issued that are being reinsured. The ceding company remains primarily liable as the direct insurer on all risks ceded. See "Reinsurance."

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

                Reinsurance -- The acceptance by one or more insurers, called reinsurers, of all or a portion of the risk underwritten by another insurer (the ceding company) who has directly written the coverage. However, the legal rights of the insured generally are not affected by the reinsurance transaction.

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

                At December 31, 1994, leasehold interests of Travelers Insurance included a total of approximately 5,700,000 square feet of office space at about 285 locations throughout the United States under both operating and capital leases. TIC owns buildings containing approximately 1,570,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office for TIC and Travelers Indemnity. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

                SBI owns two office buildings in New York City, which total approximately 627,000 square feet. Most of SBI's other offices are located in leased premises, the leases for which expire at various times.

                SBI leases two buildings, including an office building located at 388 Greenwich Street, with a total of approximately 2.3 million square feet, and plans to consolidate its executive offices and certain other New York City operations at these locations. The buildings were acquired from Shearson Lehman Brothers by an independent third party and are leased by SBI through 1999. SBI has a purchase option with respect to these properties.

                A few other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company is the lessee under the lease on old Primerica's former headquarters in Greenwich, Connecticut. The lease obligation on half of this property ended in December 1991; the remainder of the lease expires in December 1996. The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 18 of Notes to Consolidated Financial Statements.

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

          Shareholder Litigation

                For information concerning purported class actions challenging certain aspects of the Merger, see the descriptions that appear in the last paragraph on page 2 and the first two paragraphs on page 3 of the Company's filing on Form 8-K dated September 23, 1993, the third paragraph on page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, and the third paragraph on page 2 of the Company's filing on Form 8-K dated March 1, 1994, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. The trial court granted the defendants' motion to dismiss the case in January 1995.

                For information concerning purported class actions challenging certain aspects of the 1988 merger of Primerica Corporation, a New Jersey corporation ("old Primerica") into Primerica Holdings, see the description contained in the third and fourth paragraphs of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1989, which description is incorporated by reference herein. A copy of the pertinent paragraphs of such filing is included as an exhibit to this Form 10-K. Subsequent to that filing, other shareholder class actions relating to the same subject were commenced in Federal, New

          Jersey state, New York state and Connecticut state courts. All of these subsequent actions are currently stayed, and the Company has reached an agreement to settle these actions, subject to approval by the court.

          Other Litigation and Legal Proceedings

             Smith Barney

                For information concerning purported class actions and an individual action against SBI and others in connection with Worlds of Wonder common stock and convertible debentures, see the description that appears in the first, second and third paragraphs of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the description that appears in the first paragraph of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1990, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. The individual action was dismissed in May 1992. In January 1993, summary judgment was granted for SBI and the other defendants in the class action. The judgment was affirmed by the U.S. Court of Appeals for the Ninth Circuit in September 1994. Plaintiffs have requested a rehearing en banc.

                For information concerning several purported class action lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the fourth paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. An amended consolidated complaint with respect to these actions was filed in March 1994, and again in November 1994, and the consolidated action is entitled In re:
          Hyperion Securities Litigation. SBI has moved to dismiss the claims.

             Old Primerica

                For information concerning matters involving the Company and certain of its subsidiaries relating to federal, state or local regulations or laws regulating the discharge of materials into the environment, see the description that appears in the first full paragraph of page 26 of the Company's filing on Form 10-K for the year ended December 31, 1992, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company has entered into a consent decrees with respect to both groundwater and soil remediation. The Company believes that insurance maintained by or on behalf of the Company, old Primerica or certain affiliates, indemnities in favor of the Company or such subsidiaries and contributions from other potentially responsible parties will be available to mitigate the financial exposure of the Company and its subsidiaries in these matters. The Company is using a variety of approaches to recover from each of these sources, including pursuing litigation where appropriate relating to such matters. Although there can be no assurance, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

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

                Certain of the subsidiaries that the Company acquired in the Merger are involved in defending against claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. For additional information with respect to these claims, reference is made to the discussion of asbestos and environmental claims contained on pages 25 through 28 of this Form 10-K.

             Other

                For information concerning purported class actions and other actions relating to service fee charges and premium calculations on certain workers compensation insurance sold by subsidiaries of the Company, see the description that appears in the second paragraph of page 29 of the Company's filing on Form 10-Q for the quarter ended September 30, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. In one of these cases, North Carolina Steel, Inc. v. National Council on Compensation Insurance, Inc., et al, the North Carolina trial court granted the Company's motion to dismiss in February 1995.

                The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SBI and R-H have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not applicable.

                                       PART II
                                       -------


          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The Company's common stock is listed on the NYSE and the Pacific Stock Exchange under the symbol "TRV." It is also listed on the Toronto Stock Exchange under the symbol "TVG." The high and low sale prices, as reported on the consolidated transaction reporting system, for the common stock of the Company for the periods indicated, and the dividends per share, are set forth below. All amounts have been adjusted to give retroactive effect to the two stock splits effected in 1993 on the Company's common stock.


                                                 1993                                       1994                       1995
                              --------------------------------------    ---------------------------------------        ----
                                 1st Q     2nd Q     3rd Q     4th Q        1st Q      2nd Q     3rd Q      4th Q     1st Q*
                                 -----     -----     -----     -----        -----      -----     -----      -----     -----
           Common Stock
           Price

           High               $37.6875  $39.6563   $49.5000 $48.6250      $43.1250  $37.1250   $37.1250  $35.0000   $39.8750
           Low                $24.0625  $31.2188   $37.2188 $37.6250      $34.3750  $31.3125   $31.0000  $30.3750   $32.3750

           Dividends per
           Share of
           Common Stock          $.120     $.120     $.125      $.125        $.125      $.150     $.150      $.150    $.200

       _______________________________
       *  Through February 28, 1995


                At February 28, 1995, the Company had approximately 61,000 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

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

          Item 6.   SELECTED FINANCIAL DATA.

                See "Five-Year Summary of Selected Financial Data" on page 29 of the Company's 1994 Annual Report to Stockholders (the "1994 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 30 of the 1994 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

          Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Quarterly Financial Data (unaudited)" on page 67 of the 1994 Annual Report, which material is included as part of Exhibit 13 to this Form 10-K.

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

          Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.


                                       PART III
                                       --------


          Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 26, 1995, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

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

                     (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                     (3)    Exhibits:

                        See Exhibit Index.

                 (b)    Reports on Form 8-K:

                     No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                               EXHIBIT INDEX
                               -------------

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 3.01     Restated Certificate of Incorporation of The
          Travelers Inc. (the "Company") and
          Certificate of Designation of Cumulative
          Adjustable Rate Preferred Stock, Series Y, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994
          (File No. 1-9924) (the "Company's March 31,
          1994 10-Q")

 3.02 By-Laws of the Company as amended through April 27, 1994, incorporated by reference to
          Exhibit 3.02 to the Company's March 31, 1994
          10-Q.
 10.01*   Employment Protection Agreement, dated as of
          December 31, 1987, between the Company (as successor to Commercial Credit Company
          ("CCC")) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-
          6594).

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
          (the "Company's 1993 10-K").

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 10.02.6* Amendment No. 12 to the Company's Stock
          Option Plan, incorporated by reference to
          Exhibit 10.02.6 to the Company's 1993 10-K.

 10.03*   Retirement Benefit Equalization Plan of the
          Company (as successor to Primerica Holdings,
          Inc.), as amended, incorporated by reference to Exhibit 10.03 to the Company's 1993 10-K.
 10.04*   Letter Agreement between Joseph A. Califano,
          Jr. and the Company, dated December 14,
          1988, incorporated by reference to Exhibit
          10.21.1 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December
          31, 1988 (File No. 1-9924) (the "Company's
          1988 10-K").

 10.05.1* The Company's Deferred Compensation Plan for
          Directors, incorporated by reference to
          Exhibit 10.21.2 to the Company's 1988 10-K.
 10.05.2* Amendment to the Company's Deferred
          Compensation Plan for Directors, dated July
          22, 1992, incorporated by reference to
          Exhibit 10.06.2 of the Company's 1992 10-K.

 10.06.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990
          (File No. 1-9924) (the "Company's 1990 10-
          K").

 10.06.2* Amendment to the Company's Supplemental
          Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-
          K.
 10.07* Long-Term Incentive Plan of the Company, as amended, incorporated by reference to
          Exhibit 10.08 to the Company's 1992 10-K.

 10.08*   Capital Accumulation Plan of the Company          Electronic
          (the "CAP Plan"), as amended to May 16,
          1994.
 10.09* Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

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

 10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
          June 30, 1993 10-Q.
 10.17.1* Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert F.
          Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended September
          30, 1993 (File No. 1-9924) (the "Company's
          September 30, 1993 10-Q").

 10.17.2* Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's March 31, 1994 10-Q.
 10.18*   Memorandum of Sale dated June 23, 1993,
          between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.02 to the Company's September 30, 1993 10-Q.

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

 10.22*   Employment Agreement effective January 1,         Electronic
          1995 between the Company and Michael A.
          Carpenter.

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 10.23.1* The Travelers Corporation 1982 Stock Option
          Plan, as amended January 10, 1992,
          incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended December
          31, 1991 (File No. 1-5799) (the "old
          Travelers' 1991 10-K").

 10.23.2* Amendment to The Travelers Corporation 1982       Electronic
          Stock Option Plan.
 10.24.1* The Travelers Corporation 1988 Stock
          Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended December
          31, 1992 (File No. 1-5799) (the "old
          Travelers' 1992 10-K").

 10.24.2* Amendment to The Travelers Corporation 1988       Electronic
          Stock Incentive Plan.
 10.25*   The Travelers Corporation 1984 Management
          Incentive Plan, as amended effective January
          1, 1991, incorporated by reference to
          Exhibit 10(c) to the Annual Report on Form
          10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

 10.26*   The Travelers Corporation Supplemental
          Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers'
          1992 10-K.

 10.27* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective
          January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers' 1991
          10-K.
 10.28* The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit 10.30 to the Company's
          1993 Form 10-K.

 10.29*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference
          to Exhibit 10(d) to the Annual Report on
          Form 10-K of old Travelers for the fiscal
          year ended December 31, 1986 (File No. 1-
          5799).
 10.30*   Employment Agreement dated as of December         Electronic
          30, 1994, between SBI and Joseph J. Plumeri
          II.

 11.01    Computation of Earnings Per Share.                Electronic

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 12.01    Computation of Ratio of Earnings to Fixed         Electronic
          Charges.

 13.01    Pages 29 through 68 of the 1994 Annual            Electronic
          Report to Stockholders of the Company
          (pagination of exhibit does not correspond to pagination in the 1994 Annual Report to Stockholders).

 21.01    Subsidiaries of the Company.                      Electronic


 23.01    Consent of KPMG Peat Marwick LLP, Independent     Electronic
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand L.L.P.,              Electronic
          Independent Accountants.

 24.01    Powers of Attorney.                               Electronic


 27.01    Financial Data Schedule.                          Electronic

 28.01    Information from Reports Furnished to State            P
          Insurance Regulatory Authorities.  Schedule          Paper
          P of the Combined Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated property and casualty insurers.

 99.01    Consolidated balance sheets of The Travelers      Electronic
          Corporation and Subsidiaries as of December
          31, 1993 and 1992, and the related
          consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December
          31, 1993, together with the notes thereto and the related report of Independent
          Accountants.

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

 99.03    The third and fourth paragraphs of page 30        Electronic
          of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989
          10-K").

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

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 99.05    The fourth paragraph of page 26 of the            Electronic
          Company's September 30, 1993 10-Q.

 99.06    The first full paragraph of page 26 of the        Electronic
          Company's 1992 10-K.
 99.07    The fourth paragraph of page 2 of the             Electronic
          Company's March 1, 1994 8-K.

 99.08    The paragraph that begins on page 2 and ends      Electronic
          on page 3 of the Company's March 1, 1994 8-K.

 99.09    The second paragraph of page 29 of the            Electronic
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994
          (File No. 1-9924).


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1994 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1994 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, The Travelers Inc., 388 Greenwich Street, New York, New York 10013.




  -------------
  * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
       Item 14(c) of Form 10-K.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the

        Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.

                                           THE TRAVELERS INC.
                                           (Registrant)

                                           By:  /s/ Sanford I. Weill
                                                . . . . . . . . . . . . . . .
                                               Sanford I. Weill, Chairman of
                                               the Board and Chief Executive
                                               Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1995.

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


           /s/ Irwin R. Ettinger
        . . . . . . . . . . . . . .        Senior Vice President and Chief
              Irwin R. Ettinger            Accounting Officer
                                           (Principal Accounting Officer)


                      *
        . . . . . . . . . . . . . .        Director
            C. Michael Armstrong



                      *
        . . . . . . . . . . . . . .        Director
             Kenneth J. Bialkin

                  Signature                Title
                  ---------                -----

                      *
        . . . . . . . . . . . . . .        Director
               Edward H. Budd


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

                      *
        . . . . . . . . . . . . . .        Director
            Joseph R. Wright, Jr.


                      *
        . . . . . . . . . . . . . .        Director
                Arthur Zankel

               /s/ James Dimon
        *By:  . . . . . . . . . . .
               James Dimon
               Attorney-in-fact

                                                  The Travelers Inc. and Subsidiaries
                                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

                                                  _________________________________

                                                                                                Incorporated
                                                                                              By Reference from
                                                                                             the Company's 1994
                                                                                              Annual Report to
                                                                                    Page       Stockholders at
                                                                                    Herein     Page Indicated
                                                                                    ------   ------------------
           Independent Auditors' Report                                             F-2                68

           Consolidated Statement of Income for the year ended
           December 31, 1994, 1993 and 1992                                                            41

           Consolidated Statement of Financial Position at
           December 31, 1994 and 1993                                                                  42

           Consolidated Statement of Changes in Stockholders'
           Equity for the year ended December 31, 1994, 1993 and 1992                                  43

           Consolidated Statement of Cash Flows for the year ended
           December 31, 1994, 1993 and 1992                                                            44


           Notes to Consolidated Financial Statements                                                  45-67

           Schedules:



                   Schedule I - Condensed Financial Information of
                   Registrant (Parent Company only)                               F-3 - F-6

                   Schedule III - Supplementary Insurance Information                F-7

                   Schedule IV - Reinsurance                                         F-8


       *Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                             Independent Auditors' Report
                             ----------------------------



          The Board of Directors and Stockholders
          The Travelers Inc.:


          Under date of January 17, 1995, we reported on the consolidated statements of financial position of The Travelers Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which are contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules which are listed on the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

          In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and accounting for postemployment benefits in 1993, and its method of accounting for income taxes in 1992.


          /s/ KPMG Peat Marwick LLP
          New York, New York
          January 17, 1995

                                                                                                              SCHEDULE I
                                                           The Travelers Inc.
                                                          (Parent Company Only)

                                              Condensed Financial Information of Registrant
                                                        (In millions of dollars)

                                                      Condensed Statement of Income

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                              1994           1993           1992
                                                                              ----           ----           ----
                Income:
                -------
                  Equity in income of old Travelers                         $    -           $126           $  -
                  Gain on sales of stock of subsidiaries and affiliate                          -             96
                  Other                                                          3              6             12
                                                                             -----            ---            ---
                     Total                                                       3            132            108
                                                                             -----            ---            ---

                Expenses:
                ---------
                  Interest                                                     120             77             79
                  Other                                                         87             46             58
                                                                             -----            ---            ---
                     Total                                                     207            123            137
                                                                             -----            ---            ---

                Pre-tax income (loss)                                         (204)             9            (29)
                Income tax benefit                                              82             35              9
                                                                             -----            ---            ---
                Net (loss) income before equity in net income
                  of subsidiaries                                             (122)            44            (20)
                Equity in net income of subsidiaries                         1,448            907            776
                Cumulative effect of changes in accounting principles
                  (including $17 and $28 in 1993 and 1992,
                   respectively, applicable to subsidiaries)                     -            (35)           (28)
                                                                             -----            ---            ---
                Net income                                                  $1,326           $916           $728
                                                                             =====            ===            ===



          The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                                                                  SCHEDULE I
                                                           The Travelers Inc.
                                                          (Parent Company Only)
                                              Condensed Financial Information of Registrant
                                            (In millions of dollars except per share amounts)
                                                Condensed Statement of Financial Position

                                                                                            December 31,
                                                                                            ------------
                                                                                         1994          1993
                                                                                        -----          ----
            Assets
            ------
            Investment in subsidiaries at equity                                      $10,592       $11,808
            Advances to and receivables from subsidiaries                                  96           433
            Cost of acquired businesses in excess of net assets                           508           686
            Other                                                                          39            24
                                                                                       ------        ------
                                                                                      $11,235       $12,951
                                                                                       ------        ------
            Liabilities
            -----------
            Short-term borrowings                                                     $   101       $   329
            Long-term debt                                                              1,377         1,504
            Advances from and payables to subsidiaries                                    285         1,033
            Other liabilities                                                             433           549
                                                                                       ------        ------
                                                                                        2,196         3,415
                                                                                       ------        ------

            Redeemable preferred stock (held by subsidiary)                               261           100
                                                                                       ------        ------

            ESOP Preferred stock - Series C                                               235           235
            Guaranteed ESOP obligation                                                    (97)         (125)
                                                                                       ------        ------
                                                                                          138           110
                                                                                       ------        ------
            Stockholders' equity
            --------------------
            Preferred stock ($1.00 par value; authorized shares: 30 million), at
             aggregate liquidation value                                                   800           800
            Common stock ($.01 par value; authorized shares:
             500 million; issued shares: 1994 - 368,195,609 and
             1993 - 368,287,709)                                                             4             4
            Additional paid-in capital                                                   6,655         6,566
            Retained earnings                                                            4,199         3,140
            Treasury stock, at cost (1994 - 51,684,618 shares;
             1993 - 41,155,405 shares)                                                 (1,553)       (1,121)
            Unrealized gain (loss) on investment securities and other, net             (1,465)          (63)
                                                                                       -------        ------
                                                                                         8,640         9,326
                                                                                       -------        ------
                                                                                      $ 11,235       $12,951
                                                                                       =======        ======

        The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                                                                   SCHEDULE I
                                                           The Travelers Inc.
                                                          (Parent Company Only)

                                              Condensed Financial Information of Registrant
                                                        (In millions of dollars)

                                                    Condensed Statement of Cash Flows

                                                                                     Year ended December 31,
                                                                                     -----------------------
                                                                           1994              1993            1992
                                                                           ----              ----            ----
           Cash Flows From Operating Activities
           ------------------------------------
           Net Income                                                    $1,326           $  916           $ 728
           Adjustments to reconcile net income to
             cash provided by operating activities:
           Equity in net income of subsidiaries                          (1,448)            (907)           (776)
           Dividends received from subsidiaries, net                      1,409              349             365
           Advances (to) from subsidiaries, net                            (411)              45             292
           Other, net                                                       377               61              57
                                                                         ------            -----           -----
           Net cash provided by (used in) operating activities            1,253              464             666
                                                                         ------            -----           -----
           Cash Flows From Investing Activities
           ------------------------------------
           Capital contribution to subsidiaries                               -           (1,100)              -
           Business acquisitions                                              -                -            (485)
           Business divestments                                               -                -             258
                                                                         ------           ------           -----
           Net cash provided by (used in) investing activities                -           (1,100)           (227)
                                                                         ------           ------           -----

           Cash Flows From Financing Activities
           ------------------------------------
           Issuance of preferred stock                                        -                 -            290
           Dividends paid                                                  (267)            (139)            (85)
           Issuance of common stock                                          -               329               -
           Treasury stock acquired                                         (543)             (58)           (122)
           Issuance of long-term debt                                         -              450             100
           Payments and redemptions of long-term debt                       (93)             (35)           (209)
           Net change in short-term borrowings                             (228)             258            (271)
           Redemption of redeemable preferred stock
             (held by subsidiary)                                          (100)            (100)           (100)
           Other, net                                                       (22)             (69)            (42)
                                                                        -------          -------          ------
           Net cash provided by (used in) financing activities           (1,253)             636            (439)
                                                                         ------           ------           -----
           Change in cash                                              $      -         $      -         $     -
                                                                        =======          =======          ======

           Supplemental disclosure of cash flow information:
           -------------------------------------------------
           Cash paid during the period for interest                     $   107          $    68          $   84
                                                                         ======           ======           =====
           Cash received during the period for taxes                    $   268          $   129          $   65
                                                                         ======           ======           =====

       The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                 SCHEDULE I
             Notes to Condensed Financial Statements of Registrant
             (In millions of dollars)


          1.   Principles of Consolidation
               ---------------------------

             The accompanying financial statement include the accounts of The Travelers Inc. (the Parent) and on an equity basis its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.


          2.   Debt
               ----

             Aggregate annual maturities for the next five years on long-term debt obligations excluding principal payments on the ESOP loan obligation are as follows:

                                   1995 $  -
                                   1996 $ 100
                                   1997 $ 185
                                   1998 $ 250
                                   1999 $ 100

          3.   Supplementary Disclosure of Non-Cash Investing and Financing
               ------------------------------------------------------------
               Activities
               ----------

             During 1994, the Parent issued $261 of redeemable preferred stock to various subsidiaries in exchange for an equivalent value of The Travelers Inc. common stock previously held by these subsidiaries. This activity was recorded as a non-cash capital contribution to subsidiaries by the Parent.

                                                SCHEDULE III
                                     THE TRAVELERS INC. AND SUBSIDIARIES
                                     Supplementary Insurance Information
                                                    1994
                                          (In millions of dollars)

                              Value of
                            insurance in
                             force and     Future policy
                              deferred        benefits                 Other policy
                               policy      losses, claims               claims and                   Net
                            acquisition       and loss      Unearned     benefits     Premium    investment
Segment                        costs          expenses      premiums      payable     revenue      income
-----------                 -----------    --------------   --------   ------------   -------    ----------
Life Insurance Services       $1,923          $ 9,115        $1,853      $1,248       $3,985       $1,869
P&C Insurance Services           221           14,374           103           -        3,498          644
Consumer Finance Services*        19               15           320          56          115           31
Corporate and Other                                                                       (8)           9
                                                                                          ---           -
                              ------          -------        ------      ------       -------      ------
  Total                       $2,163          $23,504        $2,276      $1,304       $7,590       $2,553
                              ======          =======        ======      ======       =======      ======
                                           Amortization
                              Benefits,    of deferred
                               claims          policy
                               losses   acquisition costs
                                 and        and value        Other
                             settlement    of insurance    operating    Premiums
Segment                       expenses        in force     expenses     written
-----------                  ----------    ------------    ---------  -----------
Life Insurance Services        $4,661          $282         $1,040       $4,032
P&C Insurance Services          3,114           532            615        3,824
Consumer Finance Services*         43             4             22          172
Corporate and Other               (21)                          77
                               -------         ----         ------       ------
  Total                        $7,797          $818         $1,754       $8,028
                               =======         ====         ======       ======


*  Includes credit life insurance operations.

                                                                                                            SCHEDULE IV
                                          The Travelers Inc. and Subsidiaries
                                                      Reinsurance
                                               (In millions of dollars)



     Column A                       Column B        Column C       Column D       Column E     Column F
     --------                       --------        --------       --------       --------     --------
                                                                                                 % of
                                                    Ceded to       Assumed                      Amount
                                      Gross          Other        From Other        Net         Assumed
                                      Amount       Companies      Companies        Amount       To Net
                                      ------       ---------      ---------        ------       -------

Year ended December 31, 1994
----------------------------

Life insurance in force             $527,964       $(106,024)       $4,284       $426,224       1.01%
                                     =======        ========         =====        =======       =====

Premiums
  Life insurance                      $1,872           $(295)           $6         $1,583        0.4%
  Accident and health insurance        2,568            (107)           23          2,484        0.9%
  Property and
   casualty insurance                  4,630          (1,529)          422          3,523       12.0%
                                       -----          ------           ---          -----
                                      $9,070         $(1,931)         $451         $7,590
                                       =====          ======           ===          =====

Year ended December 31, 1993
----------------------------

Life insurance in force             $502,319       $( 93,744)       $5,126       $413,701       1.24%
                                     =======        ========         =====        =======      ======


Premiums
  Life insurance                      $1,176           $(284)         $ 2          $  894        0.2%
  Accident and health insurance          393             (56)          (8)            329       (2.4)%
  Property and
   casualty insurance                    417            (177)           17            257        6.6%
                                       -----            ----           ---          -----
                                      $1,986           $(517)         $ 11         $1,480
                                       =====            ====           ===          =====


Year ended December 31, 1992
----------------------------

Life insurance in force             $324,643       $ (90,379)       $1,550       $235,814        0.7%
                                     =======        ========         =====        =======       =====

Premiums
  Life insurance                      $1,212           $(312)          $ 9          $ 909        1.0%
  Accident and health insurance          437             (40)            7            404        1.7%
  Property and
   casualty insurance                    513            (180)           48            381       12.6%
                                       -----            ----            --          -----
                                      $2,162           $(532)          $64         $1,694
                                       =====            ====            ==          =====

                               EXHIBIT INDEX
                               -------------

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 3.01     Restated Certificate of Incorporation of The
          Travelers Inc. (the "Company") and
          Certificate of Designation of Cumulative
          Adjustable Rate Preferred Stock, Series Y, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994
          (File No. 1-9924) (the "Company's March 31,
          1994 10-Q")

 3.02 By-Laws of the Company as amended through April 27, 1994, incorporated by reference to
          Exhibit 3.02 to the Company's March 31, 1994
          10-Q.
 10.01*   Employment Protection Agreement, dated as of
          December 31, 1987, between the Company (as successor to Commercial Credit Company
          ("CCC")) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-
          6594).

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
          (the "Company's 1993 10-K").

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 10.02.6* Amendment No. 12 to the Company's Stock
          Option Plan, incorporated by reference to
          Exhibit 10.02.6 to the Company's 1993 10-K.

 10.03*   Retirement Benefit Equalization Plan of the
          Company (as successor to Primerica Holdings,
          Inc.), as amended, incorporated by reference to Exhibit 10.03 to the Company's 1993 10-K.
 10.04*   Letter Agreement between Joseph A. Califano,
          Jr. and the Company, dated December 14,
          1988, incorporated by reference to Exhibit
          10.21.1 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December
          31, 1988 (File No. 1-9924) (the "Company's
          1988 10-K").

 10.05.1* The Company's Deferred Compensation Plan for
          Directors, incorporated by reference to
          Exhibit 10.21.2 to the Company's 1988 10-K.
 10.05.2* Amendment to the Company's Deferred
          Compensation Plan for Directors, dated July
          22, 1992, incorporated by reference to
          Exhibit 10.06.2 of the Company's 1992 10-K.

 10.06.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990
          (File No. 1-9924) (the "Company's 1990 10-
          K").

 10.06.2* Amendment to the Company's Supplemental
          Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-
          K.
 10.07* Long-Term Incentive Plan of the Company, as amended, incorporated by reference to
          Exhibit 10.08 to the Company's 1992 10-K.

 10.08*   Capital Accumulation Plan of the Company          Electronic
          (the "CAP Plan"), as amended to May 16,
          1994.
 10.09* Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

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

 10.16.3 Amendment No. 2 dated as of July 31, 1993, to the SLB Agreement, incorporated by reference to Exhibit 10.02 to the Company's
          June 30, 1993 10-Q.
 10.17.1* Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert F.
          Greenhill (the "RFG Employment Agreement"), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended September
          30, 1993 (File No. 1-9924) (the "Company's
          September 30, 1993 10-Q").

 10.17.2* Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's March 31, 1994 10-Q.
 10.18*   Memorandum of Sale dated June 23, 1993,
          between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.02 to the Company's September 30, 1993 10-Q.

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

 10.22*   Employment Agreement effective January 1,         Electronic
          1995 between the Company and Michael A.
          Carpenter.

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 10.23.1* The Travelers Corporation 1982 Stock Option
          Plan, as amended January 10, 1992,
          incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended December
          31, 1991 (File No. 1-5799) (the "old
          Travelers' 1991 10-K").

 10.23.2* Amendment to The Travelers Corporation 1982       Electronic
          Stock Option Plan.
 10.24.1* The Travelers Corporation 1988 Stock
          Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of old
          Travelers for the fiscal year ended December
          31, 1992 (File No. 1-5799) (the "old
          Travelers' 1992 10-K").

 10.24.2* Amendment to The Travelers Corporation 1988       Electronic
          Stock Incentive Plan.
 10.25*   The Travelers Corporation 1984 Management
          Incentive Plan, as amended effective January
          1, 1991, incorporated by reference to
          Exhibit 10(c) to the Annual Report on Form
          10-K of old Travelers for the fiscal year ended December 31, 1990 (File No. 1-5799).

 10.26*   The Travelers Corporation Supplemental
          Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old Travelers'
          1992 10-K.

 10.27* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective
          January 1, 1991, incorporated by reference to Exhibit 10(e) to the old Travelers' 1991
          10-K.
 10.28* The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit 10.30 to the Company's
          1993 Form 10-K.

 10.29*   The Travelers Corporation Directors'
          Deferred Compensation Plan, as amended
          November 7, 1986, incorporated by reference
          to Exhibit 10(d) to the Annual Report on
          Form 10-K of old Travelers for the fiscal
          year ended December 31, 1986 (File No. 1-
          5799).
 10.30*   Employment Agreement dated as of December         Electronic
          30, 1994, between SBI and Joseph J. Plumeri
          II.

 11.01    Computation of Earnings Per Share.                Electronic

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 12.01    Computation of Ratio of Earnings to Fixed         Electronic
          Charges.

 13.01    Pages 29 through 68 of the 1994 Annual            Electronic
          Report to Stockholders of the Company
          (pagination of exhibit does not correspond to pagination in the 1994 Annual Report to Stockholders).

 21.01    Subsidiaries of the Company.                      Electronic


 23.01    Consent of KPMG Peat Marwick LLP, Independent     Electronic
          Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand L.L.P.,              Electronic
          Independent Accountants.

 24.01    Powers of Attorney.                               Electronic


 27.01    Financial Data Schedule.                          Electronic

 28.01    Information from Reports Furnished to State          Paper
          Insurance Regulatory Authorities.  Schedule
          P of the Combined Annual Statement of
          The Travelers Insurance Group Inc. and its affiliated property and casualty insurers.

 99.01    Consolidated balance sheets of The Travelers      Electronic
          Corporation and Subsidiaries as of December
          31, 1993 and 1992, and the related
          consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December
          31, 1993, together with the notes thereto and the related report of Independent
          Accountants.

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

 99.03    The third and fourth paragraphs of page 30        Electronic
          of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
          (File No. 1-9924) (the "Company's 1989
          10-K").

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

 Exhibit                                                    Filing
 Number   Description of Exhibit                            Method
 ------   ----------------------                            ------

 99.05    The fourth paragraph of page 26 of the            Electronic
          Company's September 30, 1993 10-Q.

 99.06    The first full paragraph of page 26 of the        Electronic
          Company's 1992 10-K.
 99.07    The fourth paragraph of page 2 of the             Electronic
          Company's March 1, 1994 8-K.

 99.08    The paragraph that begins on page 2 and ends      Electronic
          on page 3 of the Company's March 1, 1994 8-K.


 99.09    The second paragraph of page 29 of the            Electronic
          Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994
          (File No. 1-9924).


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1994 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1994 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, The Travelers Inc., 388 Greenwich Street, New York, New York 10013.




  -------------
  * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
       Item 14(c) of Form 10-K.