Form 10-Q
period 1995-03-31
TRAVELERS INC
filed 1995-05-15
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                     OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _______


                       Commission file number 1-9924


                            Travelers Group Inc.
           (Exact name of registrant as specified in its charter)

                  Delaware                        52-1568099
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)

                388 Greenwich Street, New York, New York 10013
             (Address of principal executive offices) (Zip Code)

                               (212) 816-8000
            (Registrant's telephone number, including area code)

                             The Travelers Inc.
               65 East 55th Street, New York, New York  10022
       (Former name and former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   x      No
                                                       -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Common stock outstanding as of April 30, 1995: 319,416,898

Travelers Group Inc.

TABLE OF CONTENTS
- -----------------

                       Part I - Financial Information


                Item 1. Financial Statements:                                                            Page No.
                                                                                                         --------
                       Condensed Consolidated Statement of Income (Unaudited) -
                         Three Months Ended March 31, 1995 and 1994                                          3

                       Condensed Consolidated Statement of Financial Position -
                         March 31, 1995 (Unaudited) and December 31, 1994                                    4

                       Condensed Consolidated Statement of Changes in Stockholders' Equity
                         (Unaudited) - Three Months Ended March 31, 1995                                     5

                       Condensed Consolidated Statement of Cash Flows (Unaudited) -
                         Three Months Ended March 31, 1995 and 1994                                          6

                       Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


                Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                11


                                                       Part II - Other Information

                Item 4. Submission of Matters to a Vote of Security Holders                                 22

                Item 6. Exhibits and Reports on Form 8-K                                                    22

                Exhibit Index                                                                               23

                Signatures                                                                                  24

                                                  Travelers Group Inc. and Subsidiaries
                                         Condensed Consolidated Statement of Income (Unaudited)
                                           (In millions of dollars, except per share amounts)


           Three months ended March 31,                                                                1995        1994
           -------------------------------------------------------------------------------------------------------------
           Revenues
           Insurance premiums                                                                       $ 1,597    $  1,999
           Commissions and fees                                                                         610         833
           Net investment income                                                                      1,058         788
           Finance related interest and other charges                                                   271         246
           Principal transactions                                                                       282         239
           Asset management fees                                                                        182         182
           Other income                                                                                 299         482
           -------------------------------------------------------------------------------------------------------------
             Total revenues                                                                           4,299       4,769
           -------------------------------------------------------------------------------------------------------------
           Expenses
           Policyholder benefits and claims                                                           1,612       2,075
           Non-insurance compensation and benefits                                                      806         888
           Insurance underwriting, acquisition and operating                                            522         649
           Interest                                                                                     455         223
           Provision for credit losses                                                                   40          39
           Other operating                                                                              372         357
           -------------------------------------------------------------------------------------------------------------
              Total expenses                                                                          3,807       4,231
           -------------------------------------------------------------------------------------------------------------
           Gain on sales of subsidiaries                                                                 31           -
           -------------------------------------------------------------------------------------------------------------
           Income before income taxes                                                                   523         538
           Provision for income taxes                                                                   183         198
           -------------------------------------------------------------------------------------------------------------
           Net income                                                                                $  340      $  340
           =============================================================================================================

           Net income per share of common stock
             and common stock equivalents                                                            $ 1.01      $ 0.98
           =============================================================================================================
           Weighted average number of common shares outstanding
             and common stock equivalents (millions)                                                  315.5       326.8
           =============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                 Travelers Group Inc. and Subsidiaries
                                        Condensed Consolidated Statement of Financial Position
                                                       (In millions of dollars)

                                                                                             March 31,           December 31,
                                                                                                1995                 1994
        ---------------------------------------------------------------------------------------------------------------------
        Assets                                                                             (Unaudited)
        Cash and cash equivalents
          (including $882 and $816 segregated under federal and other regulations)          $ 1,249               $ 1,227
        Investments and real estate held for sale:
           Fixed maturities:
             Available for sale at market value (cost - $26,539 and $29,258)                 25,618                27,192
             Held to maturity at amortized cost (market $92 and $108)                            87                    96
           Equity securities, at market (cost $588 and $516)                                    605                   510
           Mortgage loans                                                                     5,213                 5,416
           Real estate held for sale                                                            318                   418
           Policy loans                                                                       1,596                 1,581
           Short-term and other                                                               4,769                 3,492
        ---------------------------------------------------------------------------------------------------------------------
           Total investments and real estate held for sale                                   38,206                38,705
        ---------------------------------------------------------------------------------------------------------------------
        Securities borrowed or purchased under agreements to resell                          22,533                25,655
        Brokerage receivables                                                                 6,709                 8,238
        Trading securities owned, at market value                                             8,099                 6,945
        Net consumer finance receivables                                                      6,824                 6,746
        Reinsurance recoverables                                                              6,698                 5,026
        Value of insurance in force and deferred policy acquisition costs                     2,194                 2,163
        Cost of acquired businesses in excess of net assets                                   1,966                 2,045
        Separate and variable accounts                                                        5,573                 5,162
        Other receivables                                                                     4,438                 4,018
        Other assets                                                                          8,195                 9,367
        ---------------------------------------------------------------------------------------------------------------------
        Total assets                                                                       $112,684              $115,297
        =====================================================================================================================
        Liabilities
        Investment banking and brokerage borrowings                                         $ 2,194              $  4,374
        Short-term borrowings                                                                 2,137                 2,480
        Long-term debt                                                                        7,475                 7,075
        Securities loaned or sold under agreements to repurchase                             22,056                21,620
        Brokerage payables                                                                    3,055                 7,807
        Trading securities sold not yet purchased, at market value                            7,198                 4,345
        Contractholder funds                                                                 15,532                16,392
        Insurance policy and claims reserves                                                 27,764                27,084
        Separate and variable accounts                                                        5,544                 5,127
        Accounts payable and other liabilities                                                9,926                10,215
        ---------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                 102,881               106,519
        ---------------------------------------------------------------------------------------------------------------------
        ESOP Preferred stock - Series C                                                         235                   235
        Guaranteed ESOP obligation                                                              (82)                  (97)
        ---------------------------------------------------------------------------------------------------------------------
                                                                                                153                   138
        ---------------------------------------------------------------------------------------------------------------------
        Stockholders' equity
        Preferred stock at aggregate liquidation value                                          800                   800
        Common stock ($.01 par value; authorized shares: 500 million
          issued shares: 1995 - 368,176,791 shares and 1994 - 368,195,609 shares)                 4                     4
        Additional paid-in capital                                                            6,690                 6,655
        Retained earnings                                                                     4,453                 4,199
        Treasury stock, at cost (1995 - 48,450,977 shares, 1994 - 51,684,618 shares)         (1,481)               (1,553)
        Unrealized gain (loss) on investment securities and other, net                         (816)               (1,465)
        ---------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                          9,650                 8,640
        ---------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                         $112,684              $115,297
        =====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                 Travelers Group Inc. and Subsidiaries
                            Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                                       (In millions of dollars)




        Three months ended March 31, 1995                                                       Amount            Shares
        ----------------------------------------------------------------------------------------------------------------
        Preferred Stock at aggregate liquidation value                                                    (in thousands)
        Balance, beginning of year                                                             $  800            11,200
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                    800            11,200
        ================================================================================================================
        Common Stock and Additional Paid-In Capital
        Balance, beginning of year                                                              6,659           368,196
        Issuance of shares pursuant to employee benefit plans                                      34                 -
        Other                                                                                       1               (19)
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                  6,694           368,177
        ----------------------------------------------------------------------------------------------------------------
        Retained Earnings
        Balance, beginning of year                                                              4,199
        Net income                                                                                340
        Common dividends                                                                          (64)
        Preferred dividends                                                                       (22)
        ----------------------------------------------------------------------------------------------
        Balance, end of period                                                                  4,453
        ----------------------------------------------------------------------------------------------
        Treasury Stock (at cost)
        Balance, beginning of year                                                             (1,553)          (51,685)
        Issuance of shares pursuant to employee benefit plans, net of shares
          tendered for payment of option exercise price and withholding taxes                     149             5,354
        Treasury stock acquired                                                                   (77)           (2,120)
        ----------------------------------------------------------------------------------------------------------------
        Balance, end of period                                                                 (1,481)          (48,451)
        ----------------------------------------------------------------------------------------------------------------
        Unrealized Gain (Loss) on Investment Securities and Other
        Balance, beginning of year                                                             (1,465)
        Net change in unrealized gains and losses on investment securities                        788
        Translation adjustments, net                                                                3
        Restricted stock activity, net of amortization                                           (142)
        ----------------------------------------------------------------------------------------------
        Balance, end of period                                                                   (816)
        ----------------------------------------------------------------------------------------------
        Total common stockholders' equity and common shares outstanding                        $8,850            319,726
        ================================================================================================================
        Total stockholders' equity                                                             $9,650
        ==============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                 Travelers Group Inc. and Subsidiaries
                                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                       (In millions of dollars)

        Three months ended March 31,                                                                      1995       1994
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Operating Activities
        Income before income taxes                                                                        $523       $538
        Adjustments to reconcile income before income taxes,
            to net cash provided by (used in) operating activities:
            Amortization of deferred policy acquisition costs and value of insurance in force              213        205
            Additions to deferred policy acquisition costs                                                (215)      (250)
            Depreciation and amortization                                                                   88         74
            Provision for credit losses                                                                     40         39
            Changes in:
              Trading securities, net                                                                    1,699         37
              Securities borrowed, loaned and repurchase agreements, net                                 3,558     (1,210)
              Brokerage receivables net of brokerage payables                                           (3,223)     1,032
              Insurance policy and claims reserves                                                         680        363
              Other, net                                                                                  (353)      (465)
        -----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operations                                                        3,010        363
        Income taxes paid                                                                                  (93)       (46)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                            2,917        317
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Investing Activities
        Consumer loans originated or purchased                                                            (659)      (684)
        Consumer loans repaid or sold                                                                      511        524
        Purchases of fixed maturities and equity securities                                             (2,690)    (3,200)
        Proceeds from sales of investments and real estate:
          Fixed maturities available for sale and equity securities                                      2,847      1,637
          Mortgage loans                                                                                   168        126
          Real estate and real estate joint ventures                                                       100        222
        Proceeds from maturities of investments:
          Fixed maturities                                                                                 759      1,344
          Mortgage loans                                                                                    89        412
        Other investments, primarily short term, net                                                    (1,560)       (25)
        Business divestments                                                                               350          -
        Other, net                                                                                        (129)       (79)
        -----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                                             (214)       277
        -----------------------------------------------------------------------------------------------------------------
        Cash Flows From Financing Activities
        Dividends paid                                                                                     (86)       (61)
        Treasury stock acquired                                                                            (77)      (179)
        Issuance of long-term debt                                                                         800        450
        Payments and redemptions of long-term debt                                                        (383)      (363)
        Net change in short-term borrowings (including investment banking and brokerage borrowings)     (2,523)       (46)
        Contractholder fund deposits                                                                       875        751
        Contractholder fund withdrawals                                                                 (1,283)    (1,208)
        Other, net                                                                                          (4)        (1)
        ------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                                           (2,681)      (657)
        ------------------------------------------------------------------------------------------------------------------
        Change in cash and cash equivalents                                                                 22        (63)
        Cash and cash equivalents at beginning of period                                                 1,227      1,526
        ------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                                     $ 1,249    $ 1,463
        ------------------------------------------------------------------------------------------------------------------
        Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                                        $  442    $   206
        ==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Travelers Group Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)



1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements as of March 31, 1995 and for the three-month period ended March 31, 1995 and 1994 are unaudited and include the accounts of Travelers Group Inc. (formerly The Travelers Inc.) and its subsidiaries (the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

   Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

   FAS 114 and FAS 118. Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these standards did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Sale of Subsidiaries
   --------------------

   In December 1994 the Company sold its group dental insurance business, and on January 3, 1995, the Company sold its group life and related businesses to Metropolitan Life Insurance Company (MetLife), and completed the formation of The MetraHealth Companies, Inc.
   (MetraHealth), a joint venture of the medical businesses of The Travelers Insurance Company (TIC) and affiliates and MetLife.

   The Company sold its group life business as well as related non-medical group insurance businesses to MetLife for $350 million and recognized in the first quarter of 1995 an after-tax gain of $20 million ($31 million pre-tax). The assets transferred included customer lists, books and records, and furniture and equipment. In connection with the sale, TIC ceded 100% of its risks in the group life and related businesses to MetLife on an indemnity reinsurance basis, effective January 1, 1995. In connection with the reinsurance transaction, TIC transferred assets with a fair market value of approximately $1.5 billion to MetLife, equal to the statutory reserves and other liabilities transferred.

   On January 3, 1995, TIC and MetLife, and certain of their affiliates formed the MetraHealth joint venture by contributing their medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. The assets transferred included cash, fixed assets, customer lists, books and records, certain trademarks and other assets used exclusively or primarily in the medical businesses. TIC also contributed all of the capital stock of its wholly owned subsidiary, The Travelers Employee

   Benefits Company, to MetraHealth. The total contribution amounted to approximately $448 million at carrying value on the date of contribution. No gain was recognized upon the formation of the joint venture.

   Upon formation of the joint venture TIC and its affiliates owned 50% of the outstanding capital stock of MetraHealth, and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth.
   HealthSpring builds and manages primary care physician practices and serves approximately 32,000 patients through seven sites in Pennsylvania, Ohio and Illinois. The acquisition resulted in a reduction in the participation of the Company and MetLife in the MetraHealth venture to 48.25% each.

   In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of The Travelers Insurance Group comes due for renewal, and after obtaining regulatory approvals, the risks will be transferred to MetraHealth. In the interim the related operating results for this medical insurance business are being reported by The Travelers Insurance Group.

   All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. Revenues and net income from MCEBO for the quarter ended March 31, 1994 amounted to $914 million and $33 million, respectively. Beginning in 1995 the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth.

3. Debt
   ----

   Investment banking and brokerage borrowings consisted of the following:

   (millions)                               March 31, 1995    December 31, 1994
   ---------                                --------------    -----------------
   Commercial paper                           $1,423               $2,455
   Unsecured borrowings                          771                1,141
   Secured borrowings                              -                  185
   Notes to Lehman Brothers Holdings Inc.          -                  593
                                                 ---                -----
                                              $2,194               $4,374
                                               =====                =====

   Investment banking and brokerage borrowings are short-term and include commercial paper and secured and unsecured borrowings used to finance
   Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The secured and unsecured borrowings bear interest at variable rates based primarily on the federal funds interest rate. Notes to Lehman Brothers Holdings Inc. and its subsidiaries
   (LBI) at December 31, 1994 represented a non-interest bearing note outstanding in connection with LBI's activities under a clearing agreement. The clearing agreement terminated in the first quarter of 1995, and assets and liabilities related to the clearing agreement were transferred to LBI in exchange for cash equal to the net assets. At December 31, 1994, $11.855 billion of assets and $10.428 billion of liabilities related to the clearing agreement were included in the Consolidated Statement of Financial Position. Smith Barney has in place a commercial paper program that consists of both discounted and interest-bearing paper and is currently authorized up to $2.5 billion. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

   Short-term borrowings consisted of commercial paper outstanding as follows:

 (millions)                             March 31, 1995      December 31, 1994
 ---------                              --------------      -----------------

 Travelers Group Inc.                       $  239               $  101
 Commercial Credit Company                   1,828                2,305
 The Travelers Insurance Company                70                   74
                                             ------                -----
                                            $2,137               $2,480
                                             =====                =====

   Travelers Group Inc. (the Parent), Commercial Credit Company (CCC) and TIC issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

   The Parent, CCC and TIC have an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a five-year revolving credit facility in the amount of $1.2 billion. At March 31, 1995, $650 million was allocated to the Parent, $650 million was allocated to CCC and $200 million was allocated to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1995, the Company exceeded this requirement by approximately $2.8 billion.

   At March 31, 1995, CCC also had committed and available revolving credit facilities on a stand- alone basis of $2.360 billion, of which $600 million expires in 1995 and $1.760 billion expires in 1999.

   CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1995, CCC would have been able to remit $276 million to the Parent under its most restrictive covenants.

   Long-term debt, including its current portion, consisted of the following:

   (millions)                              March 31, 1995      December 31, 1994
   ---------                               --------------      -----------------
   Travelers Group Inc.                       $1,360               $1,377
   Commercial Credit Company                   4,510                4,010
   Smith Barney Holdings Inc.                  1,525                1,600
   The Travelers Insurance Group Inc.             80                   88
                                               -----                -----
                                              $7,475               $7,075
                                               =====                =====



   During the first quarter of 1995 CCC issued $200 million of 7 7/8% Notes due February 1, 2025; $200 million of 7 3/4% Notes due March 1, 2005 and $200 million of 7 3/8% Notes due March 15, 2002. During the first quarter of 1995, Smith Barney issued $200 million of 7.98% Notes due March 1, 2000.

   Notes to Condensed Consolidated Financial Statements (continued)

   Smith Barney has a $1.0 billion revolving credit agreement (the "Agreement") with a bank syndicate that extends through May 1997. At March 31, 1995, $275 million was borrowed under the Agreement, bearing interest at a variable rate based on LIBOR. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of March 31, 1995, there were no borrowings outstanding under this facility.

   Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At March 31, 1995, Smith Barney would have been able to remit approximately $526 million to the Parent under its most restrictive covenants.

   Under Connecticut law the statutory capital and surplus of The
   Travelers Insurance Group Inc., which amounted to $4.218 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.

4. Contingencies
   -------------

   A subsidiary of The Travelers Insurance Group is in litigation with certain underwriters at Lloyds of London (Lloyd's) in New York state court to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability of The Travelers Insurance Group to aggregate asbestos products claims with asbestos premises claims under a market agreement between Lloyd's and The Travelers Insurance Group or under the applicable reinsurance treaties. In January 1994, the court stayed litigation of this matter in favor of arbitration of the contract issues raised by Travelers Insurance.

   On insurance contracts written many years ago by The Travelers Insurance Group, the Company continues to receive claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. In relation to these claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. However, the industry does not have a standard method of calculating claim activity for environmental and asbestos losses. In each of these areas of exposure, Travelers Insurance has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                         and RESULTS of OPERATIONS


Consolidated Results of Operations


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                            (In millions, except per share amounts)                 1995           1994
                            ----------------------------------------------------------------------------
                            Revenues                                             $4,299          $4,769
                                                                                 ======           =====
                            Net income                                             $340            $340
                                                                                   ====             ===
                            Earnings per share:
                              Net income                                          $1.01            $.98
                                                                                  =====             ===
                            Weighted average number of
                              common shares outstanding
                              and common stock equivalents                        315.5           326.8
                                                                                  =====           =====


Results of Operations

Net income for the quarter ended March 31, 1995 was $340 million and was even with the year ago period. Included in the 1995 period are reported after-tax investment portfolio losses of $18 million and an after-tax gain of $20 million from the sale of subsidiaries. Included in the 1994 period are reported after-tax portfolio losses of $3 million.

Excluding these items, net income for the first quarter of 1995 were slightly below the comparable period in 1994, reflecting primarily improved performance at Consumer Finance Services, Primerica Financial Services and The Travelers Insurance Group, offset by lower earnings at Smith Barney and increased corporate expenses.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended March 31, 1995 and 1994
     ------------------------------------------------------------------

Investment Services

                                                                            Three Months Ended March 31,
                                                               ----------------------------------------------------------
                  (millions)                                              1995                         1994
                  -------------------------------------------------------------------------------------------------------
                                                                Revenues       Net income     Revenues      Net income
                  -------------------------------------------------------------------------------------------------------
                  Smith Barney                                    $1,524             $100       $1,453            $145

                  Mutual Funds and Asset Management                    -                -           40               8
                  -------------------------------------------------------------------------------------------------------
                    Total Investment Services                     $1,524             $100       $1,493            $153
                  =======================================================================================================

Smith Barney

Smith Barney reported net income of $100 million for the three months ended March 31, 1995, 31% below the $145 million reported for the extremely strong three months ended March 31, 1994. Smith Barney's net income for the 1995 quarter reflects an improvement over each of the past three quarters.


Smith Barney Revenues

                                                                          Three Months Ended March 31,
                                                                       --------------------------------
                                (millions)                                  1995                 1994
                                -----------------------------------------------------------------------
                                Commissions                               $  490               $  608
                                Investment banking                           116                  196
                                Principal trading                            282                  239
                                Asset management fees                        182                  182
                                Interest income, net*                         92                   75
                                Other income                                  47                   50
                                -----------------------------------------------------------------------
                                Net revenues*                             $1,209               $1,350
                                =======================================================================


*Net of interest expense of $315 and $103 for the three-month periods ended March 31, 1995 and 1994, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues net of interest expense declined 10% compared to 1994's first quarter, reflecting lower retail commissions and an industry-wide decline in domestic underwritings of new stock and bond issues. Commission revenues declined by 19% to $490 million in the 1995 first quarter compared to $608 million in the 1994 period. The decline reflects a lower volume of customer activity from the 1994 record, particularly in listed securities and mutual funds. Investment banking revenues decreased 41% to $116 million in the 1995 first quarter compared to $196 million in the 1994 period, as industry-wide underwriting volume fell approximately 50% from the 1994 period. Principal trading revenues were higher in almost all product categories, increasing 18% to $282 million for the 1995 first quarter as compared to $239 million in the 1994 period. Results were particularly strong in taxable fixed income, municipal and foreign exchange trading, but were offset to some extent by a decline in over-the-counter equity trading. Asset management fees were $182 million in both the 1995 and the 1994 period. At March 31, 1995, Smith Barney had assets under management of $81.9 billion, which was comparable to that from a year ago, but up from $77.5 billion at December 31, 1994. Net interest income was a record $92 million in the 1995 first quarter, up 23% from $75 million in the 1994 period, due to higher levels of interest-earning assets.

Total expenses, excluding interest, decreased 5% to $1.033 billion in the 1995 first quarter as compared to $1.091 billion in the 1994 period. This decrease was driven by lower production-related financial consultant compensation and other employee compensation and benefits expense, which declined 9% to $742 million in the 1995 period as compared to $816 million in the 1994 period. Expenses other than interest and employee compensation and benefits increased 6% to $291 million in the 1995 period as compared to $275 million in the 1994 period. This is primarily a result of an increase in depreciation expense driven by the upgrade in systems and infastructure to support Smith Barney's expanded business activities which is essentially completed.

Smith Barney's business is significantly affected by the levels of activity in the securities markets, which in turn are affected by the level and trend of interest rates, the general state of the economy and the national and worldwide political environments, among other factors. An increasing interest rate environment could have an adverse impact on Smith Barney's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and public entities of issuing public debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact Smith Barney's business. Smith Barney will continue to concentrate on building its asset management business, which tends to provide a more predictable and steady income stream than its other businesses. Smith Barney continues to maintain tight expense controls that management believes will help the firm weather periodic downturns in market conditions.

Smith Barney's principal business activities are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. While higher volatility can increase risk, it can also increase order flow, which drives many of Smith Barney's businesses. Other market and economic conditions, and the size, number and timing of transactions may also impact net income. As a result, revenues and profitability can vary significantly from year to year, and from quarter to quarter. The increasing interest rate environment during the first quarter of 1995 has adversely impacted Smith Barney's businesses, primarily commissions and investment banking.

Note 19 of Notes to the Consolidated Financial Statements included in the Company's 1994 Annual Report describes Smith Barney's activities in derivative financial instruments, which are used primarily to facilitate customer transactions.

Assets Under Management

                                                                                      At March 31,
                                                                           ----------------------------------
                            (billions)                                           1995                 1994
                            ---------------------------------------------------------------------------------
                            Smith Barney                                      $  81.9                $ 81.0

                            RCM Capital Management                               23.9                  23.8

                            Travelers Life and Annuities (1)                     19.8                  20.6
                            ---------------------------------------------------------------------------------
                            Total Assets Under Management                      $125.6                $125.4
                            =================================================================================


(1)  Part of the Life Insurance Services segment.


Consumer Finance Services

                                                                       Three Months Ended March 31,
                                                         -------------------------------------------------------
                        (millions)                                  1995                         1994
                        ----------------------------------------------------------------------------------------
                                                           Revenues     Net income     Revenues     Net income
                        ----------------------------------------------------------------------------------------
                        Consumer Finance Services            $324            $56         $300             $51
                        ========================================================================================

The 8% increase in Consumer Finance net income in the first quarter of 1995 over the same period last year reflects continued growth in receivables outstanding and an improvement in net interest margins for the segment. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $6.969 billion at the end of the first quarter of 1995, reflecting an 8% increase over March 31, 1994.

During the first quarter of 1995, $84 million in net receivables were added, representing the second year of growth in the first quarter, which is typically characterized by modest net liquidations.

The average yield on the portfolio was up 21 basis points from a year ago, to 15.43%. Net interest margin increased 14 basis points to 8.65%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment.

The charge-off rate for the quarter was 2.16%, down from 2.26% in the comparable 1994 period, but up somewhat -- as expected -- from 2.08% in the last quarter of 1994. 60+ day delinquencies remained low at 1.83% versus 2.00% in the comparable 1994 period and 1.88% in the last quarter of 1994.

During the first quarter of 1995, the number of branches increased by 44, out of approximately 50 planned for the year, bringing the total number of offices to 872 at quarter end.

                                                                                 As of, and for, the
                                                                             Three Months Ended March 31,
                                                                           ----------------------------------
                                                                                1995                1994
                                                                           ----------------------------------
                          Allowance for losses as % of net
                            consumer finance receivables                       2.64%                2.64%

                          Charge-off rate                                      2.16%                2.26%

                          60 + days past due on a contractual
                            basis as % of gross consumer
                            finance receivables at quarter end                 1.83%                2.00%

Life Insurance Services

                                                                           Three Months Ended March 31,
                                                           ------------------------------------------------------------
                 (millions)                                            1995                             1994
                 ------------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 ------------------------------------------------------------------------------------------------------
                 Primerica Financial Services(1)               $332           $ 59            $  317            $ 50

                 Travelers Life and Annuities(2)                591             49               546              42

                 Managed Care and Employee Benefits               -              -               914              33
                 ------------------------------------------------------------------------------------------------------
                 Total Life Insurance Services                 $923           $108            $1,777            $125
                 ======================================================================================================


(1) Net income includes $5 and $2 of reported investment portfolio gains in 1995 and 1994, respectively.
(2) Net income includes $20 of reported investment portfolio losses in 1995 and $2 of reported investment portfolio gains in 1994.

The Life Insurance Services segment includes the results of Primerica Financial Services (PFS) and the results of Travelers Life and Annuities for both periods presented and the Managed Care and Employee Benefits business for 1994 only. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the group life and related businesses have been sold to Metropolitan Life Insurance Company (MetLife) and in January 1995, the group medical component was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth has been accounted for on the equity method and is reflected in the Corporate and Other segment for 1995.

Primerica Financial Services
Earnings before portfolio gains for the first quarter of 1995 increased 12% over the comparable 1994 period reflecting continued growth in life insurance in force as well as improved mortality results compared to the first quarter of 1994.

Face amount of new term life insurance sales was $13.4 billion in the quarter, even with the prior year period. Life insurance in force reached a record $337.9 billion, up from $320.3 billion at March 31, 1994, and continued to reflect good policy persistency.

Sales of mutual funds declined from the prior year's record sales of $367 million (at net asset value) for the quarter, to sales of $279 million this year. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans continued to advance to $1.15 billion at the end of the first quarter of 1995, up 33% from $866 million in the comparable 1994 period and slightly ahead of year-end 1994.

Travelers Life and Annuities
Earnings before portfolio losses in 1995 and portfolio gains in 1994 increased 71% to $69 million for the first quarter of 1995 from $40 million in the comparable 1994 period. Higher retained investment margins and lower administrative expenses propelled the quarter's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from real estate sales and the generally higher level of interest rates.

During the first quarter of 1995, Travelers Life and Annuities operations issued $1.5 billion of face amount of individual life insurance, down from $2.4 billion during the first quarter of 1994, bringing total life insurance in force to $49.0 billion at March 31, 1995. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $61.6 million during the first quarter of 1995 compared to $65.9 million in the first quarter of 1994.

Individual annuity production was strong during the first quarter of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of the Vintage annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Net written premiums and deposits for individual annuities during the first quarter of 1995 totaled $367.3 million compared to $317.1 million in the comparable 1994 period, bringing total policyholder account balances and benefit reserves to $11.2 billion at March 31, 1995. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and The Travelers Corporation. The most recent upgrade in April 1995 by A.M. Best, which upgraded the Travelers Insurance Company to an "A" rating, is expected to have a positive impact on Travelers Life and Annuities production.

In the group annuity business, net written premiums and deposits for the first quarter of 1995 were $335.8 million (excluding intercompany items) compared to $424.7 million in last year's period. Policyholder account balances and benefit reserves totaled $11.7 billion at March 31, 1995, down from $13.2 billion at March 31, 1994 and $12.2 billion at December 31, 1994. The decrease in group annuity net written premiums and deposits and account balances from the comparable period in 1994 reflects the Company's more selective approach to issuance of guaranteed investment contracts.

Net written premiums for individual accident and health products, primarily long-term care, increased to $82.9 million for the quarter ended March 31, 1995, from $81.7 million for the quarter ended March 31, 1994.

Property & Casualty Insurance Services

                                                                                Three Months Ended March 31,
                                                                    --------------------------------------------------
                   (millions)                                                   1995                     1994
                   ---------------------------------------------------------------------------------------------------
                                                                                        Net                     Net
                                                                       Revenues       income      Revenues    income
                   ---------------------------------------------------------------------------------------------------
                   Commercial (1)                                      $  813           $68       $  836       $43

                   Personal (2)                                           360            22          366        10
                   ---------------------------------------------------------------------------------------------------
                   Total Property & Casualty Insurance Services        $1,173           $90       $1,202       $53
                   ===================================================================================================

(1) Net income includes $1 and $5 of reported investment portfolio losses in 1995 and 1994, respectively.
(2) Net income includes $2 and $2 of reported investment portfolio losses in 1995 and 1994, respectively.

Commercial Lines
Commercial Lines net written premiums and equivalents for the first quarter of 1995 totaled $1.5 billion compared to $1.7 billion in the first quarter of 1994.

A significant component of Commercial Lines is the national accounts division (National), which provides insurance coverages and services, primarily workers' compensation, to large corporations. Equivalents, associated largely with national accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not equal actual revenues. National equivalents of $773 million for the quarter ended March 31, 1995 were $121 million below the same period of 1994. This decline reflects selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers compensation losses (which reduces premiums and equivalents), offset in part by stronger new business sales. Premiums for national accounts for the first quarter of 1995 totaled $100 million compared to $209 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business, efforts to help customers control their loss costs and a shift of California customers to newly available deductible programs from fully insured programs. For the quarter ended March 31, 1995, new business was $133 million compared to $61 million for the three months ended March 31, 1994.

Commercial Lines Agency Marketing (Agency) business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums declined 5% to $409 million, as soft market conditions continued to affect guaranteed cost business, while Agency equivalents continued their growth to $108 million, $25 million above first quarter 1994 levels, reflecting an ongoing shift from risk-bearing business into non risk-bearing business. New business volume in the mid-size segment was down $17 million or 16% from the same period in 1994 while the small business remained at 1994 levels of $27 million. Agency continues to focus on the retention of existing business and maximization of product pricing while maintaining its selective underwriting policy.

Specialty Insurance premiums of $98 million for the three months ended March 31, 1995 were $24 million better than the same period in 1994. This 32% increase is attributable to higher production across several product lines.

Commercial Lines earnings before portfolio losses for the quarter ended March 31, 1995 were $21 million above the 1994 level. The improvement relative to 1994 is primarily due to the decline in catastrophe losses from $20.3 million in the first quarter of 1994 to $0.8 million in the first quarter of 1995, the continued reduction in operating expenses and an increase in net investment income. This is partially offset by favorable loss development on prior years' business in the first quarter of 1994.

The combined ratio for Commercial Lines in the first quarter of 1995 was 109.9% compared to 111.5% in the first quarter of 1994. This 1.6 point improvement is due to the decline in catastrophe losses largely offset by favorable loss development on prior years' business in the first quarter of 1994. The first quarter 1994 catastrophe losses were due to winter storms and the California earthquake.

Personal Lines
Earnings continue to reflect strong performance in the agency network in targeted markets and aggressive expense reduction initiatives, partially offset by start-up costs of the Primerica Financial Services sales initiative.

Net written premiums for the first quarter of 1995 were $354 million, compared to $362 million in the first quarter of 1994. The decline was attributable to the sale of Bankers and Shippers Insurance Company in October 1994. Excluding Bankers and Shippers business, net written premiums for the first quarter of 1995 were up approximately 15% from 1994, reflecting reduced reinsurance ceded (due to lower catastrophe exposure) and targeted growth in sales through independent agents.

Catastrophe losses, after taxes and net of reinsurance, were $1.6 million in the first quarter of 1995 versus $19.7 million in the first quarter of 1994. Last year's first quarter was impacted by unusually heavy winter storm activity. In addition, the first quarter of 1994 reflected favorable loss development on prior years' business.

The combined ratio for Personal Lines in the first quarter of 1995 was 102.5% compared to 109.0% in the 1994 first quarter. The improvement is attributable to lower catastrophe losses as well as overall expense reductions.

Environmental Claims
The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1995 and 1994. Approximately 10% of the net environmental loss reserve (i.e. approximately $48 million) is case reserve for resolved claims. Travelers Insurance does not post case reserves for environmental claims in which there is a coverage dispute until the dispute is resolved. Until then, the estimated amounts for disputed coverage claims are carried in a bulk reserve, together with unreported environmental losses.

                Environmental Losses                           Three Months Ended            Three Months Ended
                (millions)                                        March 31, 1995               March 31, 1994
                                                               ------------------            ------------------

                Beginning reserves:
                    Gross                                           $ 482                         $ 504
                    Ceded                                             (11)                          (13)
                                                                     ----                          ----
                    Net                                               471                           491
                Incurred losses and loss expenses:
                    Direct                                             15                            17
                    Ceded                                              -                             (1)
                Losses paid:
                    Direct                                             33                            25
                    Ceded                                              (1)                          (1)
                Ending reserves:
                    Gross                                             464                           496
                    Ceded                                             (10)                          (13)
                                                                     ----                          ----
                    Net                                             $ 454                         $ 483
                                                                     ----                          ----

As of March 31, 1995, Travelers Insurance had approximately 9,000 pending environmental-related claims and had resolved over 17,900 such claims since 1986. Approximately 70% of the pending claims in inventory represent federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

Asbestos Claims
The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1995 and 1994.
Approximately 80% of the net asbestos reserves at March 31, 1995 represented incurred but not reported losses.

                Asbestos Losses                                Three Months Ended            Three Months Ended
                (millions)                                       March 31, 1995                March 31, 1994
                                                              -------------------            ------------------

                Beginning reserves:
                    Gross                                           $ 702                         $ 775
                    Ceded                                            (319)                         (381)
                                                                    -----                         -----
                    Net                                               383                           394
                Incurred losses and loss expenses:
                    Direct                                             10                            13
                    Ceded                                              -                             (1)
                Losses paid:
                    Direct                                             27                            26
                    Ceded                                             (49)                          (32)
                Ending reserves:
                    Gross                                             685                           762
                    Ceded                                            (270)                         (350)
                                                                     ----                          ----
                    Net                                             $ 415                         $ 412
                                                                     ----                          ----

In relation to these asbestos and environmental-related claims, Travelers Insurance carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure, Travelers Insurance has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.


Corporate and Other

                                                                              Three Months Ended March 31,

                 (millions)                                                 1995                        1994
                 -------------------------------------------------------------------------------------------------------
                                                                                    Net                     Net income
                                                                    Revenues      income       Revenues      (expense)
                                                                                 (expense)
                 -------------------------------------------------------------------------------------------------------
                 Net expenses                                                       $(51)                       $(42)

                 Equity in income of affiliates                                       17                           -

                 Gains on sales of subsidiaries                                       20                           -
                 -------------------------------------------------------------------------------------------------------
                 Total Corporate and Other                            $355          $(14)         $(3)          $(42)
                 =======================================================================================================


The increase in Corporate and Other net expenses for the first quarter of 1995 over the first quarter of 1994 is primarily attributable to increased corporate expenses and increases in interest costs borne at the corporate level.

Equity in income of affiliates represents the profit contribution from the Company's interest in MetraHealth and the inclusion in 1995 of the earnings of the Company's limited partnership interest in RCM Capital Management (previously reported in the Investment Services segment).

Gains on sales of subsidiaries represents the gain from the sale in January 1995 of the Company's group life insurance business to MetLife.

Liquidity and Capital Resources

Travelers Group Inc. (the Parent) services its obligations primarily with dividends and other advances that it receives from subsidiaries. The subsidiaries' dividend-paying abilities are limited by certain covenant restrictions in bank and/or credit agreements and/or by regulatory requirements. The Parent believes it will have sufficient funds to meet current and future commitments. Each of the Company's major operating subsidiaries finances its operations on a stand-alone basis consistent with its capitalization and ratings.

The Parent
The Parent issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding.

The Parent, CCC and TIC have an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a five-year revolving credit facility in the amount of $1.2 billion. At March 31, 1995, $650 million was allocated to CCC and $200 million to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1995 the Company exceeded this requirement by approximately $2.8 billion.

As of March 31, 1995, the Parent had unused credit availability of $650 million. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

As of May 10, 1995, the Parent had $600 million available for debt offerings under its shelf registration statements, after giving effect to an offering of $200 million of 7 7/8% Notes due May 15, 2025 expected to close on May 16, 1995.

Commercial Credit Company (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of March 31, 1995, CCC had unused credit availability of $3.01 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1995, CCC would have been able to remit $276 million to the Parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1995 and, as of May 10, 1995, had $350 million available for debt offerings under its shelf registration statement:

                        -  7 7/8% Notes due February 1, 2025 . . . . . . . . .  $200 million
                        -  7 3/4% Notes due March 1, 2005  . . . . . . . . . .  $200 million
                        -  7 3/8% Notes due March 15, 2002 . . . . . . . . . .  $200 million
                        -  7 3/8% Notes due April 15, 2005 . . . . . . . . . .  $200 million
                        -  6 7/8% Notes due May 1, 2002  . . . . . . . . . . .  $200 million

Smith Barney Holdings Inc. (Smith Barney)
Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement (the "Agreement") with a bank syndicate that extends through May 1997. At March 31, 1995, $275 million was borrowed under the Agreement, bearing interest at a variable rate based on LIBOR. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of March 31, 1995, there were no borrowings outstanding under this facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At March 31, 1995, Smith Barney would have been able to remit approximately $526 million to the Parent under its most restrictive covenants.

Smith Barney completed the following long-term debt offerings in 1995 and, as of May 10, 1995, had $450 million available for debt offerings under its shelf registration statement:

     -  7.98% Notes due March 1, 2000 . . . . . . . . . . .  $200 million
     -  7.50% Notes due May 1, 2002 . . . . . . . . . . . .  $150 million

The Travelers Insurance Group
At March 31, 1995, The Travelers Insurance Group had $20.9 billion of life and annuity product deposit funds and reserves. Of that total, $10.0 billion are not subject to discretionary withdrawal based on contract terms. The remaining $10.9 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.7 billion of liabilities that are surrenderable with market value adjustments. An additional $5.8 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.5% and $1.1 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.3 billion of liabilities are surrenderable without charge. More than 30% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

The Travelers Insurance Company (TIC), a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of March 31, 1995, TIC has unused credit availability of $200 million.

Under Connecticut law the statutory capital and surplus of The Travelers Insurance Group, which amounted to $4.2 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.

Accounting Standards Not Yet Adopted
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires write down to fair value when long-lived assets to be held and used are impaired. The Statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however the impact is not expected to be material to results of operations, financial condition or liquidity.

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Stockholders was held on April 26, 1995. At the meeting, (i) five persons were elected as Class I directors of the Company, (ii) an amendment to the Company's Certificate of Incorporation to change the name of the Company from The Travelers Inc. to Travelers Group Inc. was approved, (iii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1995 was ratified and (iv) a stockholder proposal regarding national health care reform was not approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                               For                Against/Withheld           Abstained    Broker Non-Votes
                                          ------------            ----------------           ---------    ----------------
          Election of Directors:
           Nominee
           ----------------------
           Edward H. Budd                 282,070,663               4,752,070
           Joseph A. Califano, Jr.        283,623,357               2,199,376
           James Dimon                    284,873,285               1,949,448
           Ann Dibble Jordan              284,802,804               2,019,930
           Frank J. Tasco                 284,796,104               2,026,629

          Approval of Amendment to
           Certificate of Incorpor-
           ation:                         283,519,869               2,231,770                1,071,093

          Ratification of Auditors:       284,316,692               1,262,288                1,243,754

          Stockholder Proposal:            16,733,248             209,243,567               24,120,253        36,725,665

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See Exhibit Index.

          (b)  Reports on Form 8-K:

               No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995; however, on May 9, 1995, the Company filed a Current Report on Form 8-K, dated May 9, 1995, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1995, and certain other selected financial data; and on May 11, 1995, the Company filed a Current Report on Form 8-K, dated May 9, 1995, filing certain exhibits under
Item 7 thereof relating to the offer and sale of the Company's 7 7/8%
Notes due May 15, 2025.

                                                              EXHIBIT INDEX
                                                              -------------

                 Exhibit                                                                                       Filing
                 Number        Description of Exhibit                                                          Method
                 ------        ----------------------                                                          ------

                 3.01          Restated Certificate of Incorporation of The Travelers Inc. (the                Electronic
                               "Company"), Certificate of Designation of Cumulative Adjustable Rate
                               Preferred Stock, Series Y, and Certificate of Amendment to the Restated
                               Certificate of Amendment.
                 3.02          By-Laws of the Company as amended through April 27, 1994, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form
                               10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924) (the
                               "Company's March 31, 1994 10-Q").

                 11.01         Computation of Earnings Per Share.                                              Electronic

                 12.01         Computation of Ratio of Earnings to Fixed Charges.                              Electronic

                 27.01         Financial Data Schedule.                                                        Electronic

                                           -------------------------------------

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



                            Travelers Group Inc.













Date:  May 12 , 1995                     By        /s/ Irwin Ettinger
                                            -------------------------------
                                                       Irwin Ettinger
                                                    Senior Vice President
                                                 (Chief Accounting Officer)