Form 10-K/A
period 1994-12-31
TRAVELERS GROUP INC
filed 1995-06-29
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.    20549
                    ------------------------------
                            FORM 10-K/A-1
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994
                                  OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________
                              ----------------------
                       Commission file nuumber 1-9924
                             TRAVELERS GROUP INC.
              (Exact name of registrant as specified in its charter)
                 Delaware                               52-1568099
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                388 Greenwich Street, New York, New York 10013
             (Address of principal executive offices) (zip Code)
                                (212) 816-8000
             (Registrant's telephone number, including area code)
                              ----------------------
    Securities registered pursuant to
    Section 12(b) of the Act:
                                              Name of each exchange on which
                                              ------------------------------
             Title of each class              registered
             -------------------              ----------
       Common Stock, par value $ .01 per         New York Stock Exchange and
       share                                     Pacific Stock Exchange

      Depositary Shares, each representing       New York Stock Exchange
      1/10th of a share of 8,125%
      Cumulative Preferred Stock, Series A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. Yes  X    No
                                                                 ------   -----

    Indicate by check mark if disclosure of delinquent filets pursuant to
    Item 405 of Regulation S-K is not contained herein andwill not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form lO-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1995 was approximately $11.84 billion.

    As of March 10, 1995, 320,960,465 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended ~December 31, 1994 are incorporated by reference into Part II of this Form 10-K/A-1.


    Certain portions of the registrant's Proxy Statement for the 1994
    Annual Meeting of Stockholders held on April 26, 1995 are incorporated by reference into Part III of this Form 10-K/A-1.

                                  EXPLANATORY NOTE

             This Form 10-K/A-1 is being filed to include as exhibits to the Form 10-K financial statements for certain of the Company's employee savings plans, pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended, and to make certain additional changes to the exhibits. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

                                       PART IV
                                       -------

     Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K

                    (a)  Documents filed as a pan of the report:

                         (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. Also filed as a pan of this report are the preacquisition consolidated balance sheets of The Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants. See
                         Exhibit 99.01.

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

     3.02 By-Laws of the Company as amended through April 27, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                    March 31, 1994 10-Q.

     10.01*         Employment Protection Agreement, dated as of December 31,
                    1987, between the Company (as successor to Commercial Credit
                    Company "CCC") and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

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

     10.02.6* Amendment No. 12 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.6 to the Company's 1993 10-K.

     10.03*         Retirement   Benefit   Equalization    Plan   of   the
                    Company (as successor  to Primerica Holdings,  Inc.), as
                    amended, incorporated by reference to Exhibit 10.03 to
                    to the Company's 1993 10-K.




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

     10.08.* Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to May 16, 1994.

     10.09.*        Agreement dated December 21, 1993 between the Company and
                    Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.











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

     10.16.1        Asset Purchase Agreement dated as  of March 12, 1993, by and among  Shearson  Lehman  Brothers  Inc.,  Smith Barney Inc.
                    ("SBI"), formerly Smith Barney, Harris Upham & Co. Incorporated, the Company, American  Express  Company  and  Shearson  Lehman
                    Brothers Holdings  Inc.   (the  "SLB  Agreement"),
                    incorporated by reference to Exhibit 10.21 to the Company's
                    1992 10-K.




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

     10.17.2* Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's March 31, 1994
                    Form 10-Q.

     10.18.1 Memorandum of Sale dated June 23, 1993, between the Company and Robert F. Greenhill, incorporated by reference to
                    Exhibit 10.02 to the Company's September 30, 1993 10-Q.

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

     10.22*         Employment Agreement effective January 1, 1995 between the
                    Company and Michael A. Carpenter.











     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------

     10.23.1*       The Travelers Corporation 1982 Stock Option Plan, as amended
                    January 10, 1992, incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799)(the
                    "old Travelers' 1991 10-K").

     10.23.2*       Amendment to The Travelers Corporation 1982 Stock Option Plan.

     10.24.1* The Travelers Corporation 1988 Stock Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit
                    10(b) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799)
                    (the "old Travelers' 1992 10-K").

     10.24.2*       Amendment to The Travelers Corporation 1988 Stock Incentive Plan.

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

     10.27*         The Travelers Corporation TESIP Restoration and Non-
                    Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old
                    Travelers' 1991 10-K.

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

     10.30*         Employment Agreement dated as of December 30, 1994, between
                    SBI and Joseph J. Plummer, II.

     10.31* **      The Travelers Inc. Deferred Compensation and                     Electronic
                    Partnership Participation Plan.

     11.01          Computation of Earnings Per Share.

     12.01          Computation of Ratio of Earnings to Fixed Charges.





     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------
     13.01          Pages  29   through  68  of   the  1994  Annual   Report  to
                    Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1994 Annual Report to
                    Stockholders.

     21.01          Subsidiaries of the Company.

     23.01          Consent of KPMG  Peat Marwick, Independent  Certified Public
                    Accountants.

     23.02          Consent of Coopers & Lybrand, Independent Accountants.

     24.03**        Accountants' consents to incorporation by                       Electronic
                    reference of reports filed with Exhibits 99.11 and 99.12.

     24.01          Powers of Attorney.

     27.01          Financial Data Schedule.

     28.01**        Information from Reports Furnished to State Insurance                P
                    Regulatory Authorities. Schedule P of the Consolidated             Paper
                    Annual Statement of The Travelers Insurance Group Inc. and
                    its affiliated property and casualty insurers.

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

     99.04 The first, second and third paragraphs of page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's 1990 10-K.




     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------
     99.05          The fourth paragraph of page 26 of the Company's September
                    30, 1993 10-Q.

     99.06          The first  full paragraph of  page 26 of the  Company's 1992
                    10-K.

     99.07 The fourth paragraph of page 2 of the Company's March 1, 1994 8-K.

     99.08 The paragraph that begins on page 2 and ends on page 3 of the Company's March 1, 1994 8~K.

     99.09          The second paragraph of  page 29 of the Company's Quarterly
                    Report on Form 10-Q for the fiscal quarter ended September
                    30, 1994 (File No. 1-9924).

     99.10**        1994  Financial   Statements  of   The  Travelers   Savings,    Electronic
                    Investment and Stock Ownership Plan.

     99.11**        1994 Financial Statements of Travelers Group 401(k) Savings     Electronic
                    Plan.

               The total amount of securities authorized pursuam to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

               The financial statements required by Form 11-K for 1994 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

               Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1994 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.


  -----------------
     * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   **   Filed with Form 10-K/A-1.

        Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1995.
                                      TRAVELERS GROUP INC.
                                      (Registrant)

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

     3.02 By-Laws of the Company as amended through April 27, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                    March 31, 1994 10-Q.

     10.01*         Employment Protection Agreement, dated as of December 31,
                    1987, between the Company (as successor to Commercial Credit
                    Company "CCC") and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

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

     10.02.6* Amendment No. 12 to the Company's Stock Option Plan, incorporated by reference to Exhibit 10.02.6 to the Company's 1993 10-K.

     10.03*         Retirement   Benefit   Equalization    Plan   of   the
                    Company (as successor  to Primerica Holdings,  Inc.), as
                    amended, incorporated by reference to Exhibit 10.03 to
                    to the Company's 1993 10-K.




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

     10.08.* Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to May 16, 1994.

     10.09.*        Agreement dated December 21, 1993 between the Company and
                    Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.











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

     10.16.1        Asset Purchase Agreement dated as  of March 12, 1993, by and among  Shearson  Lehman  Brothers  Inc.,  Smith Barney Inc.
                    ("SBI"), formerly Smith Barney, Harris Upham & Co. Incorporated, the Company, American  Express  Company  and  Shearson  Lehman
                    Brothers Holdings  Inc.   (the  "SLB  Agreement"),
                    incorporated by reference to Exhibit 10.21 to the Company's
                    1992 10-K.




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

     10.17.2* Amendment to the RFG Employment Agreement, incorporated by reference to Exhibit 10.17.2 to the Company's March 31, 1994
                    Form 10-Q.

     10.18.1 Memorandum of Sale dated June 23, 1993, between the Company and Robert F. Greenhill, incorporated by reference to
                    Exhibit 10.02 to the Company's September 30, 1993 10-Q.

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

     10.22*         Employment Agreement effective January 1, 1995 between the
                    Company and Michael A. Carpenter.











     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------

     10.23.1*       The Travelers Corporation 1982 Stock Option Plan, as amended
                    January 10, 1992, incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799)(the
                    "old Travelers' 1991 10-K").

     10.23.2*       Amendment to The Travelers Corporation 1982 Stock Option Plan.

     10.24.1* The Travelers Corporation 1988 Stock Incentive Plan, as amended April 7, 1992, incorporated by reference to Exhibit
                    10(b) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799)
                    (the "old Travelers' 1992 10-K").

     10.24.2*       Amendment to The Travelers Corporation 1988 Stock Incentive Plan.

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

     10.27*         The Travelers Corporation TESIP Restoration and Non-
                    Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old
                    Travelers' 1991 10-K.

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

     10.30*         Employment Agreement dated as of December 30, 1994, between
                    SBI and Joseph J. Plummer, II.

     10.31* **      The Travelers Inc. Deferred Compensation and                     Electronic
                    Partnership Participation Plan.

     11.01          Computation of Earnings Per Share.

     12.01          Computation of Ratio of Earnings to Fixed Charges.





     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------
     13.01          Pages  29   through  68  of   the  1994  Annual   Report  to
                    Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1994 Annual Report to
                    Stockholders.

     21.01          Subsidiaries of the Company.

     23.01          Consent of KPMG  Peat Marwick, Independent  Certified Public
                    Accountants.

     23.02          Consent of Coopers & Lybrand, Independent Accountants.

     24.03**        Accountants' consents to incorporation by                       Electronic
                    reference of reports filed with Exhibits 99.11 and 99.12.

     24.01          Powers of Attorney.

     27.01          Financial Data Schedule.

     28.01**        Information from Reports Furnished to State Insurance                P
                    Regulatory Authorities. Schedule P of the Consolidated             Paper
                    Annual Statement of The Travelers Insurance Group Inc. and
                    its affiliated property and casualty insurers.

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

     99.04 The first, second and third paragraphs of page 31 of the Company's 1989 10-K, and the first paragraph of page 30 of the Company's 1990 10-K.




     Exhibit                                                                        Filing
     Number         Description of Exhibit                                          Method
     ------         ----------------------                                          ------
     99.05          The fourth paragraph of page 26 of the Company's September
                    30, 1993 10-Q.

     99.06          The first  full paragraph of  page 26 of the  Company's 1992
                    10-K.

     99.07 The fourth paragraph of page 2 of the Company's March 1, 1994 8-K.

     99.08 The paragraph that begins on page 2 and ends on page 3 of the Company's March 1, 1994 8~K.

     99.09          The second paragraph of  page 29 of the Company's Quarterly
                    Report on Form 10-Q for the fiscal quarter ended September
                    30, 1994 (File No. 1-9924).

     99.10**        1994  Financial   Statements  of   The  Travelers   Savings,    Electronic
                    Investment and Stock Ownership Plan.

     99.11**        1994 Financial Statements of Travelers Group 401(k) Savings     Electronic
                    Plan.

               The total amount of securities authorized pursuam to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

               The financial statements required by Form 11-K for 1994 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

               Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (except that no charge will be made for the 1994 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.


  -----------------
     * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   **   Filed with Form 10-K/A-1.

        Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.