Form 10-K/A
period 1994-12-31
TRAVELERS GROUP INC
filed 1995-07-12
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.    20549
                    ------------------------------

                            FORM 10-K/A-2

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

        7 5/8% Notes Due January 15, 1997        New York Stock Exchange

    1998 Warrants to Purchase common Stock       New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:    None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. Yes  X    No
                                                                 ------   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1995 was approximately $11.84 billion.

    As of March 10, 1995, 320,960,465 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II of this Form 10-K/A-2.

    Certain portions of the registrant's Proxy Statement for the 1994
    Annual Meeting of Stockholders held on April 26, 1995 are incorporated by reference into Part III of this Form 10-K/A-2.

                                  EXPLANATORY NOTE

             This Form 10-K/A-2 is being filed to correct errors contained in the Form 10-K/A-1, which was filed to include as exhibits to the Form 10-K financial statements for certain of the Company's employee savings plans, pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended, and to make certain additional changes to the exhibits. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

     10.08* Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to May 16, 1994.

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

     10.30*         Employment Agreement dated as of December 30, 1994, between
                    SBI and Joseph J. Plumeri, II.


     10.31* **      The Travelers Inc. Deferred Compensation and
                    Partnership Participation Plan.


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

     21.01          Subsidiaries of the Company.

     23.01          Consent of KPMG Peat Marwick LLP, Independent  Certified Public
                    Accountants.

     23.02          Consent of Coopers & Lybrand L.L.P, Independent Accountants.


     23.03+         Accountants' consents to incorporation by                       Electronic
                    reference of reports filed with Exhibits 99.10 and 99.11.


     24.01          Powers of Attorney.

     27.01          Financial Data Schedule.


     28.01**        Information from Reports Furnished to State Insurance
                    Regulatory Authorities. Schedule P of the Combined
                    Annual Statement of The Travelers Insurance Group Inc. and its affiliated property and casualty insurers.


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


     99.10++        1994  Financial   Statements  of   The  Travelers   Savings,
                    Investment and Stock Ownership Plan.

     99.11+         1994 Financial Statements of Travelers Group 401(k) Savings     Electronic
                    Plan.


               The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.


               The financial statements required by Form 11-K for 1994 for the Company's employee savings plans were filed as exhibits to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.


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

   **   Filed with Form 10-K/A-1.


     +  Filed with Form 10-K/A-2.

   ++ Filed with Form 10-K/A-1, but incorrectly designated as Exhibit 99.11 in that filing.


        Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                      SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July, 1995.

                                      TRAVELERS GROUP INC.
                                      (Registrant)


                                      By:    /s/ William T. Bozarth
                                           . . . . . . . . . . . . . . . . . . .
                                           William T. Bozarth
                                           Vice President

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

     10.08* Capital Accumulation Plan of the Company (the "CAP Plan"), as amended to May 16, 1994.

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

     10.30*         Employment Agreement dated as of December 30, 1994, between
                    SBI and Joseph J. Plumeri, II.


     10.31* **      The Travelers Inc. Deferred Compensation and
                    Partnership Participation Plan.


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

     21.01          Subsidiaries of the Company.

     23.01          Consent of KPMG Peat Marwick LLP, Independent  Certified Public
                    Accountants.

     23.02          Consent of Coopers & Lybrand L.L.P, Independent Accountants.


     23.03+         Accountants' consents to incorporation by                       Electronic
                    reference of reports filed with Exhibits 99.10 and 99.11.


     24.01          Powers of Attorney.

     27.01          Financial Data Schedule.


     28.01**        Information from Reports Furnished to State Insurance
                    Regulatory Authorities. Schedule P of the Combined
                    Annual Statement of The Travelers Insurance Group Inc. and its affiliated property and casualty insurers.


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


     99.10++        1994  Financial   Statements  of   The  Travelers   Savings,
                    Investment and Stock Ownership Plan.

     99.11+         1994 Financial Statements of Travelers Group 401(k) Savings     Electronic
                    Plan.


               The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.


               The financial statements required by Form 11-K for 1994 for the Company's employee savings plans were being filed as exhibits to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities
               Exchange Act of 1934, as amended.


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

   **   Filed with Form 10-K/A-1.


     +  Filed with Form 10-K/A-2.

   ++ Filed with Form 10-K/A-1, but incorrectly designated as Exhibit 99.11 in that filing.


        Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.