Form 10-Q
period 1995-06-30
TRAVELERS GROUP INC
filed 1995-08-14
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

      /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

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

            Common stock outstanding as of July 31, 1995: 319,093,916

                              Travelers Group Inc.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information


Item 1. Financial Statements:                                                            Page No.
                                                                                         --------
       Condensed Consolidated Statement of Income (Unaudited) -
         Three and Six Months Ended June 30, 1995 and 1994                                   3

       Condensed Consolidated Statement of Financial Position -
         June 30, 1995 (Unaudited) and December 31, 1994                                     4

       Condensed Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) - Six Months Ended June 30, 1995                                        5

       Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1995 and 1994                                             6

       Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                11


                                                  Part II - Other Information


Item 1. Legal Proceedings                                                                   27

Item 6. Exhibits and Reports on Form 8-K                                                    27
Exhibit Index                                                                               28

Signatures                                                                                  29

                                       Travelers Group Inc. and Subsidiaries
                              Condensed Consolidated Statement of Income (Unaudited)
                                (In millions of dollars, except per share amounts)



                                                           Three months ended               Six months ended
                                                                June 30,                        June 30,
                                                            1995            1994            1995        1994
------------------------------------------------------------------------------------------------------------
Revenues
Insurance premiums                                        $1,306          $1,390         $ 2,595    $  2,755
Commissions and fees                                         765             671           1,375       1,504
Net investment income                                      1,121             810           2,164       1,537
Finance related interest and other charges                   277             252             548         498
Principal transactions                                       225             180             507         419
Asset management fees                                        187             181             369         363
Other income                                                 291             241             574         504
------------------------------------------------------------------------------------------------------------
  Total revenues                                           4,172           3,725           8,132       7,580
------------------------------------------------------------------------------------------------------------
Expenses
Policyholder benefits and claims                           1,329           1,349           2,663       2,744
Non-insurance compensation and benefits                      844             764           1,650       1,652
Insurance underwriting, acquisition and operating            469             468             952         933
Interest                                                     518             294             973         517
Provision for credit losses                                   41              38              81          77
Other operating                                              389             375             761         732
------------------------------------------------------------------------------------------------------------
   Total expenses                                          3,590           3,288           7,080       6,655
------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                        582             437           1,052         925
Provision for income taxes                                   205             151             370         332
------------------------------------------------------------------------------------------------------------

Income from continuing operations                            377             286             682         593

Discontinued operations, net of income taxes:
  Income from operations                                      29              34              44          67
  Gain on disposition                                          -               -              20           -
------------------------------------------------------------------------------------------------------------
Net income                                                  $406            $320          $  746      $  660
============================================================================================================
Net income per share of common stock
  and common stock equivalents:
  Continuing operations                                    $1.12           $0.82           $2.03       $1.70
  Discontinued operations                                   0.10            0.11            0.20        0.20
------------------------------------------------------------------------------------------------------------
Net income                                                 $1.22           $0.93           $2.23       $1.90
============================================================================================================
Weighted average number of common shares outstanding
  and common stock equivalents (millions)                  316.8           323.0           316.0       325.2
============================================================================================================

       See Notes to Condensed Consolidated Financial Statements.

                                         Travelers Group Inc. and Subsidiaries
                                Condensed Consolidated Statement of Financial Position
                                               (In millions of dollars)

                                                                                      June 30,           December 31,
                                                                                        1995                 1994
---------------------------------------------------------------------------------------------------------------------
Assets                                                                             (Unaudited)
Cash and cash equivalents
  (including $817 and $816 segregated under federal and other regulations)          $ 1,442               $ 1,227
Investments and real estate held for sale:
   Fixed maturities:
     Available for sale at market value (cost - $26,548 and $29,258)                 26,718                27,192
     Held to maturity at amortized cost (market $77 and $108)                            77                    96
   Equity securities, at market (cost $607 and $516)                                    658                   510
   Mortgage loans                                                                     4,959                 5,416
   Real estate held for sale                                                            309                   418
   Policy loans                                                                       1,900                 1,581
   Short-term and other                                                               4,818                 3,752
-----------------------------------------------------------------------------------------------------------------
   Total investments and real estate held for sale                                   39,439                38,965
-----------------------------------------------------------------------------------------------------------------
Securities borrowed or purchased under agreements to resell                          20,051                25,655
Brokerage receivables                                                                 6,574                 8,238
Trading securities owned, at market value                                             8,138                 6,945
Net consumer finance receivables                                                      6,956                 6,746
Reinsurance recoverables                                                              6,825                 5,026
Value of insurance in force and deferred policy acquisition costs                     2,218                 2,163
Cost of acquired businesses in excess of net assets                                   1,953                 2,045
Separate and variable accounts                                                        6,041                 5,162
Other receivables                                                                     3,858                 4,018
Other assets                                                                          7,423                 9,107
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                       $110,918              $115,297
=================================================================================================================
Liabilities
Investment banking and brokerage borrowings                                         $ 2,254              $  4,374
Short-term borrowings                                                                 1,449                 2,480
Long-term debt                                                                        8,613                 7,075
Securities loaned or sold under agreements to repurchase                             21,053                21,620
Brokerage payables                                                                    3,005                 7,807
Trading securities sold not yet purchased, at market value                            5,035                 4,345
Contractholder funds                                                                 15,144                16,392
Insurance policy and claims reserves                                                 27,877                27,084
Separate and variable accounts                                                        6,012                 5,127
Accounts payable and other liabilities                                                9,655                10,215
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 100,097               106,519
-----------------------------------------------------------------------------------------------------------------
ESOP Preferred stock - Series C                                                         235                   235
Guaranteed ESOP obligation                                                              (82)                  (97)
-----------------------------------------------------------------------------------------------------------------
                                                                                        153                   138
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock at aggregate liquidation value                                          800                   800
Common stock ($.01 par value; authorized shares: 500 million
  issued shares: 1995 - 368,173,990 shares and 1994 - 368,195,609 shares)                 4                     4
Additional paid-in capital                                                            6,705                 6,655
Retained earnings                                                                     4,774                 4,199
Treasury stock, at cost (1995 - 49,871,109 shares, 1994 - 51,684,618 shares)         (1,569)               (1,553)
Unrealized gain (loss) on investment securities and other, net                          (46)               (1,465)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         10,668                 8,640
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $110,918              $115,297
=================================================================================================================

     See Notes to Condensed Consolidated Financial Statements.

                                         Travelers Group Inc. and Subsidiaries
                    Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                               (In millions of dollars)




Six months ended June 30, 1995                                                          Amount            Shares
----------------------------------------------------------------------------------------------------------------
Preferred Stock at aggregate liquidation value                                                    (in thousands)
Balance, beginning of year                                                             $  800            11,200
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                    800            11,200
================================================================================================================
Common Stock and Additional Paid-In Capital
Balance, beginning of year                                                              6,659           368,196
Issuance of shares pursuant to employee benefit plans                                      50                 -
Other                                                                                      -                (22)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                  6,709           368,174
----------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                                              4,199
Net income                                                                                746
Common dividends                                                                         (128)
Preferred dividends                                                                       (43)
---------------------------------------------------------------------------------------------
Balance, end of period                                                                  4,774
---------------------------------------------------------------------------------------------
Treasury Stock (at cost)
Balance, beginning of year                                                             (1,553)          (51,685)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes                     135             5,714
Treasury stock acquired                                                                  (151)           (3,900)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                 (1,569)          (49,871)
----------------------------------------------------------------------------------------------------------------
Unrealized Gain (Loss) on Investment Securities and Other
Balance, beginning of year                                                             (1,465)
Net change in unrealized gains and losses on investment securities                      1,503
Translation adjustments, net                                                                5
Restricted stock activity, net of amortization                                            (89)
---------------------------------------------------------------------------------------------
Balance, end of period                                                                    (46)
---------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                        $9,868           318,303
===============================================================================================================
Total stockholders' equity                                                            $10,668
=============================================================================================

     See Notes to Condensed Consolidated Financial Statements.

                                         Travelers Group Inc. and Subsidiaries
                              Condensed Consolidated Statement of Cash Flows (Unaudited)
                                               (In millions of dollars)

Six months ended June 30,                                                                         1995       1994
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income from continuing operations
    before income taxes                                                                         $1,052       $925
Adjustments to reconcile income from continuing operations before income taxes, to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force              407        405
    Additions to deferred policy acquisition costs                                                (431)      (496)
    Depreciation and amortization                                                                  152        164
    Provision for credit losses                                                                     81         77
    Changes in:
      Trading securities, net                                                                     (503)      (580)
      Securities borrowed, loaned and repurchase agreements, net                                 5,037       (467)
      Brokerage receivables net of brokerage payables                                           (3,138)     1,316
      Insurance policy and claims reserves                                                         414        510
      Other, net                                                                                   787       (641)
Net cash flows provided by (used in) operating activities of discontinued operations              (780)       213
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                                        3,078      1,426
Income taxes paid                                                                                 (284)      (263)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                            2,794      1,163
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Consumer loans originated or purchased                                                          (1,360)    (1,430)
Consumer loans repaid or sold                                                                    1,069      1,071
Purchases of fixed maturities and equity securities                                             (7,345)    (4,555)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                                      6,605      2,376
  Mortgage loans                                                                                   319        180
  Real estate and real estate joint ventures                                                       126        607
Proceeds from maturities of investments:
  Fixed maturities                                                                               1,428      2,091
  Mortgage loans                                                                                   207        743
Other investments, primarily short term, net                                                    (2,004)      (550)
Other, net                                                                                        (216)      (206)
Net cash flows provided by (used in) investing activities of discontinued operations             1,169       (153)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                               (2)       174
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                                    (171)      (130)
Treasury stock acquired                                                                           (151)      (250)
Issuance of long-term debt                                                                       2,625        450
Payments and redemptions of long-term debt                                                      (1,069)      (565)
Net change in short-term borrowings (including investment banking and brokerage borrowings)     (3,151)       (86)
Contractholder fund deposits                                                                     1,534      1,052
Contractholder fund withdrawals                                                                 (2,189)    (1,967)
Other, net                                                                                          (5)       (10)
Net cash flows provided by (used in) financing activities of discontinued operations                 -         54
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                           (2,577)    (1,452)
-----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                215       (115)
Cash and cash equivalents at beginning of period                                                 1,227      1,526
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 1,442    $ 1,411
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                        $  925    $   509
=================================================================================================================

     See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited and include the accounts of Travelers Group Inc. (formerly The Travelers Inc.) and its subsidiaries (the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   As more fully described in Note 2, all of the operations comprising Managed Care and Employee Benefits Operations (MCEBO), is presented as a discontinued operation and, accordingly, prior year amounts have been restated.

   In June 1995, the Company announced that it plans to make a pro rata distribution to the Company's stockholders of shares of Class A Common Stock, $.01 par value per share, of Transport Holdings Inc. (Holdings), currently a wholly owned subsidiary of the Company and which, at the time of the distribution, will be the indirect owner of the business of Transport Life Insurance Company. The distribution is subject to the satisfaction of various conditions.

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

2. Sale of Subsidiaries and Discontinued Operations
   --------------------------------------------------

   Sale of Subsidiaries
   In December 1994 the Company sold its group dental insurance business to Metropolitan Life Insurance Company (MetLife), and on January 3, 1995 the Company sold its group life business as well as its related non-medical group insurance businesses to MetLife for $350 million and recognized in the first quarter of 1995 an after-tax gain of $20 million ($31 million pre-tax).

   On January 3, 1995, The Travelers Insurance Company (TIC) and MetLife, and certain of their affiliates, formed The MetraHealth Companies, Inc. (MetraHealth) joint venture by contributing their medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. The total contribution made by TIC and its affiliates amounted to approximately $483 million at carrying value. No gain was recognized upon the formation of the joint venture. Upon formation of the joint venture TIC and its affiliates owned 50% of the outstanding capital stock of MetraHealth, and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth, resulting in a reduction in the participation of the Company and MetLife in the MetraHealth venture to 48.25% each.

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

   On June 25, 1995 the Company agreed to United HealthCare Corporation's (United) proposed acquisition of MetraHealth. According to the terms, the Company will receive a total of $831 million in cash, and up to an additional $169 million if a contingency payment based on 1995 results is made.

   Discontinued operations
   All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994 and in 1995 the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as a discontinued operation. Revenues from discontinued operations for the six months ended June 30, 1995 and 1994 amounted to $716 million and $1.790 billion, respectively, and for the three months ended June 30, 1995 and 1994 amounted to $377 million and $876 million, respectively. The assets and liabilities of the discontinued operations have not been segregated in the Condensed Consolidated Statement of Financial Position as of June 30, 1995 and December 31, 1994. The assets and liabilities of the discontinued operations consist primarily of investments, the equity interest in MetraHealth and insurance-related assets and liabilities. At June 30, 1995 these assets amounted to $2.7 billion and these liabilities amounted to $2.3 billion. At December 31, 1994 these assets amounted to $3.5 billion and these liabilities amounted to $3.2 billion.

3. Debt
   ----

   Investment banking and brokerage borrowings consisted of the following:

     (millions)                                       June 30, 1995                 December 31, 1994
     ---------                                        -------------                 -----------------
     Commercial paper                                   $1,595                             $2,455
     Uncollateralized borrowings                           659                              1,141
     Collateralized borrowings                               -                                185
     Note to Lehman Brothers Holdings Inc.                   -                                593
                                                         -----                              -----
                                                        $2,254                             $4,374
                                                         =====                              =====

   Investment banking and brokerage borrowings are short-term and include commercial paper and collateralized and uncollateralized borrowings used to finance Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the federal funds interest rate. The note to Lehman Brothers Holdings Inc. and its subsidiaries (LBI) at December 31, 1994 represented a non-interest bearing note outstanding in connection with LBI's activities under a clearing agreement.

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

   Short-term borrowings consisted of commercial paper outstanding as follows:

      (millions)                                     June 30, 1995                   December 31, 1994
      ---------                                      -------------                   -----------------

       Travelers Group Inc.                           $      -                            $   101
       Commercial Credit Company                         1,381                              2,305
       The Travelers Insurance Company                      68                                 74
                                                        ------                              -----
                                                        $1,449                             $2,480
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

   The Parent, CCC and TIC have an agreement with a syndicate of banks to provide $1.2 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At June 30, 1995, $520 million was allocated to the Parent, $520 million was allocated to CCC and $160 million was allocated to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1995, the Company exceeded this requirement by approximately $3.1 billion.

   At June 30, 1995, CCC also had a committed and available revolving credit facility on a stand- alone basis of $1.760 billion, which expires in 1999.

   CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1995, CCC would have been able to remit $291 million to the Parent under its most restrictive covenants.

   Long-term debt, including its current portion, consisted of the following:

     (millions)                                       June 30, 1995                   December 31, 1994
     ---------                                        -------------                   -----------------
     Travelers Group Inc.                               $1,709                             $1,377
     Commercial Credit Company                           5,100                              4,010
     Smith Barney Holdings Inc.                          1,725                              1,600
     The Travelers Insurance Group Inc.                     79                                 88
                                                        ------                              -----
                                                        $8,613                             $7,075
                                                         =====                              =====

   Notes to Condensed Consolidated Financial Statements (continued)

   During the first six months of 1995 the Parent issued $350 million, CCC issued $1.6 billion and Smith Barney issued $675 million of Notes with varying interest rates and maturities.

   Smith Barney has a $1.0 billion revolving credit agreement (the "Agreement") with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of June 30, 1995, there were no borrowings outstanding under either facility.

   Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At June 30, 1995, Smith Barney would have been able to remit approximately $563 million to the Parent under its most restrictive covenants.

   Under Connecticut law the statutory capital and surplus of The Travelers Insurance Group Inc., which amounted to $4.218 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.

4. Contingencies
   -------------

   A subsidiary of The Travelers Insurance Group is in arbitration with certain underwriters at Lloyds of London (Lloyd's) in New York state to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability of The Travelers Insurance Group to aggregate asbestos products claims with asbestos premises claims under a market agreement between Lloyd's and Travelers Insurance or under the applicable reinsurance treaties.

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

Item 2.    MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS



Consolidated Results of Operations



                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                            --------------------------        -------------------------
(In millions, except per share amounts)         1995             1994            1995             1994
----------------------------------------------------------------------        -------------------------
Revenues                                      $4,172           $3,725          $8,132           $7,580
                                              ======           ======          ======           ======

Income from continuing operations               $377             $286            $682             $593
Income from discontinued operations               29               34              64               67
                                                  --               --              --               --
Net income                                      $406             $320            $746             $660
                                                ====             ====            ====             ====
Earnings per share:
  Continuing operations                        $1.12            $0.82           $2.03            $1.70
  Discontinued operations                       0.10             0.11            0.20             0.20
                                                ----             ----            ----             ----
  Net income                                   $1.22            $0.93           $2.23            $1.90
                                               =====            =====           =====            =====
Weighted average number of
  common shares outstanding
  and common stock equivalents                 316.8            323.0           316.0            325.2
                                               =====            =====           =====            =====

Results of Operations

Income from continuing operations for the quarter ended June 30, 1995 was $377 million compared to $286 million in the year ago period. Included in the 1995 second quarter are reported after-tax investment portfolio gains of $4 million compared to reported after-tax portfolio gains of $8 million in the 1994 period. Excluding these items, income from continuing operations for the second quarter of 1995 was 34% above the comparable period in 1994, reflecting primarily improved performance at Smith Barney, Consumer Finance Services, Primerica Financial Services and The Travelers Insurance Group, partially offset by increased corporate expenses.

Income from continuing operations for the six months ended June 30, 1995 was $682 million compared to $593 million in the year ago period. Included in the 1995 six-month period are reported after-tax investment portfolio losses of $14 million compared to reported after-tax portfolio gains of $5 million in the 1994 six month period. Excluding these items, income from continuing operations for the first six months of 1995 was 18% above the comparable period in 1994.

Discontinued Operations

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the group life and related businesses of The Travelers Insurance Group have been sold to Metropolitan Life Insurance Company (MetLife) and in January 1995, the group medical component was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth has been accounted for on the equity method. On June 25, 1995 the Company agreed to United HealthCare Corporation's (United) proposed acquisition of MetraHealth, which is currently 48.25% owned by the Company.

The following discussion presents in more detail each segment's performance.

   Segment Results for the Three Months Ended June 30, 1995 and June 30, 1994
   --------------------------------------------------------------------------

Investment Services

                                                           Three Months Ended June 30,
                                              --------------------------------------------------------
(millions)                                              1995                         1994
------------------------------------------------------------------------------------------------------
                                               Revenues      Net income      Revenues      Net income
------------------------------------------------------------------------------------------------------
Smith Barney                                     $1,692            $135        $1,285             $79

Mutual Funds and Asset Management (1)                 -               -            40               8
------------------------------------------------------------------------------------------------------
  Total Investment Services                      $1,692            $135        $1,325             $87
======================================================================================================

(1) American Capital Management & Research Inc. was sold during 1994. RCM Capital Management, the remaining component of what were the Mutual Funds and Asset Management operations in 1994, is reported as part of Corporate and Other in 1995.

Smith Barney

Smith Barney reported net income of $135 million for the three months ended June 30, 1995, a 71% increase over the $79 million reported for the three months ended June 30, 1994. Smith Barney's net income for the 1995 quarter reflects an improvement over each of the past four quarters.

Smith Barney Revenues

                                                      Three Months Ended June 30,
                                                  ------------------------------------
              (millions)                                   1995                1994
              ------------------------------------------------------------------------
              Commissions                                $  534              $  463
              Investment banking                            226                 180
              Principal trading                             225                 180
              Asset management fees                         187                 180
              Interest income, net*                          97                  76
              Other income                                   50                  36
              ------------------------------------------------------------------------
              Net revenues*                              $1,319              $1,115
              ========================================================================


* Net of interest expense of $373 and $170 for the three-month periods ended June 30, 1995 and 1994, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues net of interest expense increased 18% compared to 1994's second quarter, reflecting increases across the board. Commission revenues increased by 15% to $534 million in the 1995 second quarter compared to $463 million in the 1994 period. The increase reflects higher activity in listed securities and the over the counter market. Investment banking revenues increased 25% to $226 million in the 1995 second quarter compared to $180 million in the 1994 period, and was attributable to strong results in equity, unit trust and debt underwriting as well as an increase in Smith Barney's market share. Principal trading revenues increased 25% to $225 million for the 1995 second quarter as compared to $180 million in the 1994 period, as results were particularly strong in equities. Asset management fees were $187 million in the 1995 quarter compared to $180 million in the 1994 period. At June 30, 1995, Smith Barney had assets under management of $87.4 billion, up from

$79.1 billion a year ago.   Net interest income was a record $97 million in the
1995 second quarter, up 28% from $76 million in the 1994 period, reflecting improved earnings from Smith Barney's net asset mix.

Total expenses, excluding interest, increased 11% to $1.086 billion in the 1995 second quarter as compared to $979 million in the 1994 period. This increase was driven by higher production-related financial consultant compensation and other employee compensation and benefits expense, which increased 13% to $788 million in the 1995 period as compared to $695 million in the 1994 period. Expenses other than interest and employee compensation and benefits increased 5% to $298 million in the 1995 period as compared to $284 million in the 1994 period. However, the number of non-production employees and the level of fixed expenses continued their downward trend that began in the fourth quarter of 1994.

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

Assets Under Management

                                                                      At June 30,
                                                           ----------------------------------
            (billions)                                           1995                 1994
            ---------------------------------------------------------------------------------
            Smith Barney                                      $  87.4                 $ 79.1

            RCM Capital Management (1)                           25.5                   23.2

            Travelers Life and Annuities (2)                     20.9                   20.2
            ---------------------------------------------------------------------------------
            Total Assets Under Management                      $133.8                 $122.5
            =================================================================================

(1)  Part of the Corporate and Other segment.
(2)  Part of the Life Insurance Services segment.

Consumer Finance Services

                                                         Three Months Ended June 30,
                                          --------------------------------------------------------
          (millions)                                  1995                        1994
          ----------------------------------------------------------------------------------------
                                            Revenues     Net income     Revenues      Net income
          ----------------------------------------------------------------------------------------

          Consumer Finance Services            $338           $60          $303            $55
          ========================================================================================

The 10% increase in Consumer Finance net income in the second quarter of 1995 over the same period last year reflects continued growth in receivables outstanding and an improvement in net interest margins for the segment. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $7.103 billion at the end of the second quarter of 1995, reflecting a 7% increase over June 30, 1994. Receivables growth has been at a somewhat slower pace than in 1994, and could be adversely affected by increasing first mortgage refinancings in the latter half of 1995. Proceeds of such refinancings are sometimes used by the borrowers to pay off second mortgages in the consumer finance portfolio.

The average yield on the portfolio was up 29 basis points from a year ago, to 15.57%. Net interest margin increased 7 basis points to 8.69%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment.

The charge-off rate, which is expected to trend up from the record low levels in 1994, was 2.14% for the quarter versus 2.07% in the comparable 1994 period, but down slightly from 2.16% in the 1995 first quarter. 60+ day delinquencies were relatively even with last year at 1.86% though up slightly from 1.83% in the first quarter of 1995.

Since the beginning of the year, the number of branches increased by 49, bringing the total number of offices to 877 at quarter end.

                                                                  As of, and for, the
                                                              Three Months Ended June 30,
                                                            -------------------------------
                                                                1995                 1994
                                                            -------------------------------

          Allowance for losses as % of net
            consumer finance receivables                        2.64%               2.64%

          Charge-off rate                                       2.14%               2.07%

          60 + days past due on a contractual
            basis as % of gross consumer
            finance receivables at quarter end                  1.86%               1.88%

Life Insurance Services

                                                          Three Months Ended June 30,
                                         -------------------------------------------------------------
(millions)                                           1995                             1994
------------------------------------------------------------------------------------------------------
                                           Revenues     Net income          Revenues      Net income
------------------------------------------------------------------------------------------------------
Primerica Financial Services(1)              $343            $ 66             $322            $ 55

Travelers Life and Annuities(2)               614              70              541              53
------------------------------------------------------------------------------------------------------
Total Life Insurance Services                $957            $136             $863            $108
======================================================================================================

(1) Net income includes $7 and $3 of reported investment portfolio gains in 1995 and 1994, respectively.
(2)  Net income includes $4 of reported investment portfolio gains in 1994.


Primerica Financial Services
Earnings before portfolio gains for the second quarter of 1995 increased 13% over the comparable 1994 period reflecting continued growth in life insurance in force as well as improved mortality results compared to the second quarter of 1994.

Face amount of new term life insurance sales was $13.5 billion in the quarter, down from $15.0 billion in the prior year period and essentially even with the first quarter of 1995. Life insurance in force reached a record $341.8 billion, up from $325.9 billion at June 30, 1994, and continued to reflect good policy persistency.

Sales of mutual funds declined from the prior year's record sales of $371 million (at net asset value) for the quarter, to sales of $318 million this year. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans continued to advance to $1.2 billion at the end of the second quarter of 1995, up 25% from $954 million in the comparable 1994 period and ahead of first quarter 1995 levels.

Travelers Life and Annuities
Earnings before portfolio gains increased 41% to $70 million for the second quarter of 1995 from $49 million in the comparable 1994 period. Higher retained investment margins and lower administrative expenses propelled the quarter's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from real estate sales and generally higher levels of interest rates.

Individual annuity production was strong during the second quarter of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of the Vintage annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Net written premiums and deposits for individual annuities during the second quarter of 1995 totaled $400.1 million compared to $300.3 million in the comparable 1994 period, bringing total policyholder account balances and benefit reserves to $11.8 billion at June 30, 1995 compared to $10.4 billion at June 30, 1994. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and The Travelers Corporation. The most recent upgrade in April 1995 by A.M. Best, which upgraded The Travelers Insurance Company to an "A" rating, is expected to have a positive impact on Travelers Life and Annuities production. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

In the group annuity business, net written premiums and deposits for the second quarter of 1995 were $250.1 million compared to $90.9 million in last year's period, reflecting an increase in sales of new group investment contracts that are being selectively underwritten in 1995. Policyholder account balances and benefit reserves totaled $11.3 billion at June 30, 1995, down from $12.6 billion at June 30, 1994 and $12.2 billion at December 31, 1994.

During the second quarter of 1995, Travelers Life and Annuities operations issued $1.5 billion of face amount of individual life insurance, down from $2.6 billion during the second quarter of 1994, bringing total life insurance in force to $49.2 billion at June 30, 1995. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $62.9 million during the second quarter of 1995 compared to $67.0 million in the second quarter of 1994 reflecting the purchase of additional reinsurance coverage in 1995.

Net written premiums for individual accident and health products, primarily long-term care, increased to $85.8 million for the quarter ended June 30, 1995, from $85.6 million for the quarter ended June 30, 1994.

Property & Casualty Insurance Services

                                                              Three Months Ended June 30,
                                                  ----------------------------------------------------
(millions)                                                   1995                     1994
------------------------------------------------------------------------------------------------------
                                                                    Net                      Net
                                                     Revenues      income      Revenues     income
------------------------------------------------------------------------------------------------------
Commercial (1)                                       $  813          $74       $  854        $56

Personal (2)                                            361           26          386         26
------------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services         $1,174         $100       $1,240        $82
======================================================================================================

(1) Net income includes $2 of reported investment portfolio losses in 1995 and $1 of reported investment portfolio gains in 1994.
(2)  Net income includes $1 of reported investment portfolio losses in 1995.


Commercial Lines
Earnings before portfolio losses for the quarter ended June 30, 1995 were $21 million above the 1994 level. The improvement relative to 1994 is primarily due to a significant increase in net investment income and the continued reduction in operating expenses. Commercial Lines net written premiums and equivalents for the second quarter of 1995 totaled $1.216 billion compared to $1.205 billion in the second quarter of 1994.

A significant component of Commercial Lines is the national accounts division (National), which provides insurance coverages and services, primarily workers' compensation, to large corporations. Equivalents, associated largely with national accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not equal actual revenues. National account equivalents of $563 million for the quarter ended June 30, 1995 were $8 million below the same period of 1994. This decline reflects selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers compensation losses (which reduces premiums and equivalents). Premiums for national accounts for the second quarter of 1995 totaled $85 million compared to $103 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business, efforts to help customers control their loss costs and a shift of California customers to newly available deductible programs from fully insured programs.

Commercial Lines Agency Marketing (Agency) business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums increased 2% to $374 million, while Agency equivalents continued their growth to $113 million, $23 million above second quarter 1994 levels, reflecting an ongoing shift from risk-bearing business into non risk-bearing business. New business volume in the mid-size segment was $77 million, down $10 million from the same period in 1994, reflecting selective underwriting activity due to the competitive pricing environment, while the new business volume in the small business market was $33 million, $4 million better than the 1994 level. Agency continues to focus on the retention of existing business and maximization of product pricing while maintaining its selective underwriting policy.

Specialty Insurance premiums of $81 million for the three months ended June 30, 1995 were $8 million better than the same period in 1994. This 11% increase is attributable to higher production across several product lines.

The combined ratio for Commercial Lines in the second quarter of 1995 was 109.3% compared to 113.4% in the second quarter of 1994. The improvement is attributable to overall expense reductions.

Personal Lines
Earnings continue to reflect strong performance in the agency network in targeted markets and aggressive expense reduction initiatives, partially offset by start-up costs of a Primerica Financial Services (PFS) sales initiative whereby automobile and homeowners insurance will be marketed by the PFS sales force in selected states.

Net written premiums for the second quarter of 1995 were $319 million, compared to $363 million in the second quarter of 1994. The decline was attributable to the sale of Bankers and Shippers Insurance Company in October 1994. Excluding Bankers and Shippers business, net written premiums for the second quarter of 1995 were up approximately 8% from 1994, reflecting reduced reinsurance ceded (due to lower catastrophe exposure) and targeted growth in sales through independent agents.

Catastrophe losses, after taxes and net of reinsurance, were $1.9 million in the second quarter of 1995 versus $1.5 million in the second quarter of 1994. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased.

The combined ratio for Personal Lines in the second quarter of 1995 was 103.7% compared to 102.3% in the 1994 second quarter.


Corporate and Other

                                                            Three Months Ended June 30,
                                               -------------------------------------------------------
(millions)                                                1995                        1994
------------------------------------------------------------------------------------------------------
                                                              Net income                  Net income
                                                 Revenues      (expense)     Revenues      (expense)
------------------------------------------------------------------------------------------------------
Corporate and Other                                 $11           $(54)         $(6)          $(46)
======================================================================================================


The increase in Corporate and Other net expenses for the second quarter of 1995 over the second quarter of 1994 is primarily attributable to increased staff expenses and interest costs borne at the corporate level.

Discontinued Operations

                                           Three Months Ended June 30,
                                         ---------------------------------
              (millions)                       1995        1994
              ------------------------------------------------------------
                                           Net income     Net income
              ------------------------------------------------------------
              Discontinued operations          $29           $34
              ============================================================



         Segment Results for the Six Months Ended June 30, 1995 and 1994
         ---------------------------------------------------------------

The overall operating trends for the six months ended June 30, 1995 and 1994 were substantially the same as those of the second quarter periods except as noted below.

Investment Services

                                                            Six Months Ended June 30,
                                             ---------------------------------------------------------
(millions)                                              1995                         1994
------------------------------------------------------------------------------------------------------
                                               Revenues      Net income      Revenues      Net income
------------------------------------------------------------------------------------------------------
Smith Barney                                     $3,216            $235        $2,738            $223

Mutual Funds and Asset Management                     -               -            80              17
------------------------------------------------------------------------------------------------------
  Total Investment Services                      $3,216            $235        $2,818            $240
======================================================================================================


Smith Barney Revenues

                                                     Six Months Ended June 30,
                                                  -----------------------------------
            (millions)                                   1995                 1994
            -------------------------------------------------------------------------
            Commissions                                $1,024               $1,070
            Investment banking                            342                  376
            Principal trading                             507                  419
            Asset management fees                         369                  362
            Interest income, net*                         189                  150
            Other income                                   97                   88
            -------------------------------------------------------------------------

            Net revenues*                              $2,528               $2,465
            =========================================================================


*Net of interest expense of $688 and $273 for the six-month periods ended June 30, 1995 and 1994, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues net of interest expense increased 3% compared to 1994's first six months, reflecting higher principal trading revenues, net interest income and asset management fees offset by lower retail commissions and an industry-wide decline in domestic underwritings of new stock and bond issues in the first quarter of 1995. Commission revenues declined by 4% to $1.024 billion in the 1995 first half compared to $1.070 billion in the 1994 period. The decline reflects lower volumes of customer activity in the 1995 first half when compared to the 1994 period's record volume, particularly in mutual funds and futures activity, offset to some extent by increased activity in listed securities and the over-the-counter market. Investment banking revenues decreased 9% to $342 million in the 1995 first half compared to $376 million in the 1994 period, as industry-wide underwriting volume fell approximately 50% when comparing the first quarter of 1995 to the first quarter of 1994. Offsetting this to some extent was strong volume in equity, unit trust and corporate debt underwriting as well as an increase in Smith Barney's market share in the second quarter of 1995. Principal trading revenues were higher in almost all product categories, increasing 21% to $507 million for the 1995 first half as compared to $419 million in the 1994 period. Results improved in taxable fixed income, municipal and foreign exchange trading, but were offset to some extent by a decline in foreign equity securities trading.
Asset management fees increased 2% to $369 million in the 1995 period compared to $362 million in the 1994 period. Net interest income was a record $189 million in the 1995 first half, up 26% from $150 million in the 1994 period.

Total expenses, excluding interest, increased 2% to $2.119 billion in the 1995 first six months as compared to $2.070 billion in the 1994 period. This increase was driven by higher employee compensation and benefits expense as well as an increase in depreciation expense driven by the upgrade in systems and infrastructure.


Consumer Finance Services

                                                          Six Months Ended June 30,
                                          -------------------------------------------------------
          (millions)                                  1995                        1994
          ---------------------------------------------------------------------------------------
                                            Revenues     Net income     Revenues      Net income
          ---------------------------------------------------------------------------------------

          Consumer Finance Services            $662          $116          $603           $106
          =======================================================================================


The average yield on the portfolio for the first half of 1995 was up 25 basis points from a year ago, to 15.50%. Net interest margin increased 10 basis points to 8.67%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment. The charge-off rate for the first half of 1995 was 2.15%, compared to 2.16% in the 1994 period.


Life Insurance Services

                                                           Six Months Ended June 30,
                                         -------------------------------------------------------------
(millions)                                           1995                             1994
------------------------------------------------------------------------------------------------------
                                           Revenues     Net income          Revenues      Net income
------------------------------------------------------------------------------------------------------
Primerica Financial Services(1)            $  675            $125           $  640            $105

Travelers Life and Annuities(2)             1,205             119            1,087              95
------------------------------------------------------------------------------------------------------
Total Life Insurance Services              $1,880            $244           $1,727            $200
======================================================================================================

(1) Net income includes $12 and $5 of reported investment portfolio gains in 1995 and 1994, respectively.
(2) Net income includes $20 of reported investment portfolio losses in 1995 and $6 of reported investment portfolio gains in 1994.

Primerica Financial Services
Face amount of new term life insurance sales was $26.9 billion in the first half of 1995, slightly below the $27.9 billion in prior year period. Sales of mutual funds declined from the prior year's record sales of $738 million (at net asset value) for the first half of 1994, to sales of $599 million this year.

Travelers Life and Annuities
Individual annuity production was strong during the first half of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Net written premiums and deposits for individual annuities during the first half of 1995 totaled $767.4 million compared to $617.4 million in the comparable 1994 period.

In the group annuity business, net written premiums and deposits for the first half of 1995 were $585.9 million (excluding intercompany items) compared to $515.6 million in last year's period.

During the first half of 1995, Travelers Life and Annuities operations issued $3.0 billion of face amount of individual life insurance, down from $5.0 billion during the first half of 1994. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $124.5 million during the first half of 1995 compared to $132.9 million in the first half of 1994.

Net written premiums for individual accident and health products, primarily long-term care, increased to $168.7 million for the first half of 1995, from $167.3 million for the first half of 1994.

Property & Casualty Insurance Services

                                                               Six Months Ended June 30,
                                                 -----------------------------------------------------
(millions)                                                   1995                     1994
------------------------------------------------------------------------------------------------------
                                                                    Net                      Net
                                                     Revenues      income      Revenues     income
------------------------------------------------------------------------------------------------------
Commercial (1)                                     $  1,626         $142     $  1,690        $99

Personal (2)                                            721           48          752         36
------------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services         $2,347         $190       $2,442       $135
======================================================================================================

(1) Net income includes $3 and $4 of reported investment portfolio losses in 1995 and 1994, respectively.
(2) Net income includes $3 and $2 of reported investment portfolio losses in 1995 and 1994, respectively.

Commercial Lines
Commercial Lines net written premiums and equivalents for the first half of 1995 totaled $2.7 billion compared to $2.9 billion in the first half of 1994.

National account equivalents of $1.34 billion for the first half of 1995 were $130 million below the same period of 1994. This decline reflects selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers compensation losses (which reduces premiums and equivalents). Premiums for national accounts for the first half of 1995 totaled $186 million compared to $312 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business, efforts to help customers control their loss costs and a shift of California customers to newly available deductible programs from fully insured programs. For the first half of 1995, new business was $180 million compared to $178 million for the first half of 1994.

Commercial Lines Agency Marketing (Agency) business net written premiums declined 2% to $782 million, as soft market conditions affected the guaranteed cost business, while Agency equivalents continued their growth to $222 million, $48 million above first half of 1994 levels, reflecting an ongoing shift from risk-bearing business into non risk-bearing business. New business volume in the mid-size segment was $166 million, down $27 million or 14% from the same period in 1994 while the new business volume in the small business market was $60 million, $5 million better than 1994 level.

Specialty Insurance premiums of $179 million for the first half of 1995 were $32 million better than the same period in 1994. This 22% increase is attributable to higher production across several product lines.

The combined ratio for Commercial Lines in the first half of 1995 was 109.6% compared to 112.1% in the first half of 1994. This reflects improvement in loss trends particularly in the workers' compensation line of business as well as overall expense reductions.

Personal Lines
Net written premiums for the first half of 1995 were $673 million, compared to $725 million in the first half of 1994. The decline was attributable to the sale of Bankers and Shippers Insurance Company in October 1994. Excluding Bankers and Shippers business, net written premiums for the first half of 1995 were up approximately 12% from 1994, reflecting reduced reinsurance ceded (due to lower catastrophe exposure) and targeted growth in sales through independent agents.

Catastrophe losses, after taxes and net of reinsurance, were $3.5 million in the first half of 1995 versus $21.2 million in the first half of 1994. Last year's first half was impacted by unusually heavy winter storm activity in the first quarter.

The combined ratio for Personal Lines in the first half of 1995 was 103.1% compared to 105.6% in the 1994 first half. The improvement is attributable to lower catastrophe losses as well as overall expense reductions.

Environmental Claims
The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1995 and 1994. Approximately 15% of the net environmental loss reserve (i.e. approximately $64 million) is case reserve for resolved claims. Travelers Insurance does not post case reserves for environmental claims in which there is a coverage dispute until the dispute is resolved. Until then, the estimated amounts for disputed coverage claims are carried in a bulk reserve, together with unreported environmental losses.

Environmental Losses                            Six Months Ended              Six Months Ended
(millions)                                         June 30, 1995               June 30, 1994
                                                -----------------            -----------------

Beginning reserves:
    Gross                                           $ 482                         $ 504
    Ceded                                             (11)                          (13)
                                                     ----                          ----
    Net                                               471                           491
Incurred losses and loss expenses:
    Direct                                             31                            25
    Ceded                                              (1)                           (1)
Losses paid:
    Direct                                             52                            36
    Ceded                                              (1)                          (2)
Ending reserves:
    Gross                                             461                           493
    Ceded                                             (11)                          (12)
                                                     ----                          ----
    Net                                             $ 450                         $ 481
                                                     ----                          ----

As of June 30, 1995, Travelers Insurance had approximately 9,600 pending environmental-related claims and had resolved over 18,700 such claims since 1986. Approximately 70% of the pending claims in inventory represent federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

Asbestos Claims
The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1995 and 1994. Approximately 80% of the net asbestos reserves at June 30, 1995 represented incurred but not reported losses.

Asbestos Losses                                 Six Months Ended              Six Months Ended
(millions)                                        June 30, 1995                June 30, 1994
                                               ------------------            -----------------

Beginning reserves:
    Gross                                           $ 702                         $ 775
    Ceded                                            (319)                         (381)
                                                    -----                         -----
    Net                                               383                           394
Incurred losses and loss expenses:
    Direct                                             71                            36
    Ceded                                             (51)                          (13)
Losses paid:
    Direct                                             50                            52
    Ceded                                             (72)                          (45)
Ending reserves:
    Gross                                             723                           759
    Ceded                                            (298)                         (349)
                                                     ----                          ----
    Net                                             $ 425                         $ 410
                                                     ----                          ----

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


Corporate and Other

                                                             Six Months Ended June 30,
                                               -------------------------------------------------------
(millions)                                                1995                        1994
------------------------------------------------------------------------------------------------------
                                                              Net income                  Net income
                                                 Revenues      (expense)     Revenues      (expense)
------------------------------------------------------------------------------------------------------
Corporate and Other                                 $27          $(103)        $(10)          $(88)
======================================================================================================


The increase in Corporate and Other net expenses for the first half of 1995 over the first half of 1994 is primarily attributable to increased corporate expenses and increases in interest costs borne at the corporate level.

Discontinued Operations

                                                                 Six Months Ended June 30,
                                                            --------------------------------
            (millions)                                            1995              1994
            --------------------------------------------------------------------------------
                                                               Net income        Net income
            --------------------------------------------------------------------------------
            Operations                                             $44               $67

            Gain on disposition                                     20                -
            --------------------------------------------------------------------------------
            Total discontinued operations                          $64               $67
            ================================================================================


Gain on disposition represents the gain from the sale in January 1995 of the Company's group life insurance business to MetLife.

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

The Parent, CCC and TIC have an agreement with a syndicate of banks to provide $1.2 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At June 30, 1995, $520 million was allocated to CCC and $160 million to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1995 the Company exceeded this requirement by approximately $3.1 billion.

As of June 30, 1995, the Parent had unused credit availability of $520 million. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

The Parent completed the following long-term debt offerings in 1995 and, as of August 10, 1995, had $450 million available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due May 15, 2025 . . . . . . . . .  $200 million
     -  6 7/8% Notes due June 1, 2025 . . . . . . . . .  $150 million

Commercial Credit Company (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of June 30, 1995, CCC had unused credit availability of $2.280 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1995, CCC would have been able to remit $291 million to the Parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1995 and, as of August 10, 1995, had $750 million available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due February 1, 2025 . . . . . . . . .  $200 million
     -  7 3/4% Notes due March 1, 2005  . . . . . . . . . .  $200 million
     -  7 3/8% Notes due March 15, 2002 . . . . . . . . . .  $200 million
     -  7 3/8% Notes due April 15, 2005 . . . . . . . . . .  $200 million
     -  6 7/8% Notes due May 1, 2002  . . . . . . . . . . .  $200 million
     -  6 3/4% Notes due May 15, 2000 . . . . . . . . . . .  $200 million
     -  6 5/8% Notes due June 1, 2015 . . . . . . . . . . .  $200 million
     -  6 1/2% Notes due June 1, 2005 . . . . . . . . . . .  $200 million

Smith Barney Holdings Inc. (Smith Barney)
Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement (the "Agreement") with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of June 30, 1995, there were no borrowings outstanding under either facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At June 30, 1995, Smith Barney would have been able to remit approximately $563 million to the Parent under its most restrictive covenants.

Smith Barney completed the following long-term debt offerings in 1995 and, as of August 10, 1995, had $1.125 billion available for debt offerings under its shelf registration statements:

        -  7.98% Notes due March 1, 2000  . . . . . . . . .  $200 million
        -  7.50% Notes due May 1, 2002  . . . . . . . . . .  $150 million
        -  7.00% Notes due May 15, 2000 . . . . . . . . . .  $150 million
        - 6 7/8% Notes due June 15, 2005  . . . . . . . . .  $175 million

Securities Borrowed, Loaned and Subject to Repurchase Agreements
Smith Barney engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield relatively small interest spreads, generally ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly depending primarily on levels of activity in the bond markets, but would have a relatively smaller impact on net income.


The Travelers Insurance Group
At June 30, 1995, The Travelers Insurance Group had $20.8 billion of life and annuity product deposit funds and reserves. Of that total, $9.9 billion are not subject to discretionary withdrawal based on contract terms. The remaining $10.9 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.4 billion of liabilities that are surrenderable with market value adjustments. An additional $5.8 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.4% and $1.1 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.6 billion of liabilities are surrenderable without charge. More than 25% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

The Travelers Insurance Company (TIC), a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of June 30, 1995, TIC has unused credit availability of $160 million.

Under Connecticut law the statutory capital and surplus of The Travelers Insurance Group, which amounted to $4.2 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.


Accounting Standards Not Yet Adopted
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires write down to fair value when long-lived assets to be held and used are impaired. The Statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however the impact is not expected to be material to its results of operations, financial condition or liquidity.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

          For information concerning purported class actions and an individual action against Smith Barney Inc. ("SBI") and others in connection with Worlds of Wonder common stock and convertible debentures, see the description that appears in the first, second and third paragraphs of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the description that appears in the first paragraph of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1990, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. The individual action was dismissed in May 1992. Summary judgment was granted for SBI and the other defendants in the class action in January 1993, and was affirmed by the U.S. Court of Appeals for the Ninth Circuit in September 1994. In July 1995, plaintiffs filed a petition for certiorari with the U.S. Supreme Court.

          For information concerning several purported class actions lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the fourth paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. The actions were consolidated under the title In re: Hyperion Securities Litigation. SBI's motion to dismiss the claims was granted in July 1995.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    See Exhibit Index.

          (b)  Reports on Form 8-K:

                  On May 9, 1995, the Company filed a Current Report on Form 8-K, dated May 9, 1995, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1995, and certain other selected financial data.

                  On May 11, 1995, the Company filed a Current Report on Form 8-K, dated May 9, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 7/8% Notes due May 15, 2025.

                  On May 30, 1995, the Company filed a Current Report on Form 8-K, dated May 25, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 7/8% Notes due June 1, 2025.

                  On June 30, 1995, the Company filed a Current Report on Form 8-K, dated June 25, 1995, reporting under Item 5 thereof the agreement of United HealthCare Corporation to acquire The MetraHealth Companies, Inc., 48.25% of which is owned by subsidiaries of the Company, through a merger.

                  No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1995.

                                                   EXHIBIT INDEX
                                                   -------------

 Exhibit                                                                                       Filing
 Number        Description of Exhibit                                                          Method
 ------        ----------------------                                                          ------

 3.01          Restated Certificate of Incorporation of Travelers Group Inc. (formerly
               The Travelers Inc.) (the "Company"), Certificate of Designation of
               Cumulative Adjustable Rate Preferred Stock, Series Y, and Certificate
               of Amendment to the Restated Certificate of Amendment, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-
               Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924).

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

 12.01         Computation of Ratio of Earnings to Fixed Charges.                              Electronic

 27.01         Financial Data Schedule.                                                        Electronic

 99.01         The first, second and third paragraphs of page 31 of the Company's              Electronic
               Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and the first paragraph of page 30 of the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990.

 99.02         The fourth paragraph of page 26 of the Company's Quarterly Report on            Electronic
               Form 10-Q for the fiscal quarter ended September 30, 1993.


                             ----------------------------


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



                              Travelers Group Inc.




Date:  August 11, 1995                    By        /s/ Heidi G. Miller
                                             -----------------------------------
                                                      Senior Vice President and
                                                       Chief Financial Officer
                                                  (Principal Financial Officer)








Date:  August 11, 1995                        By        /s/ Irwin Ettinger
                                                 -------------------------------
                                                            Irwin Ettinger
                                                         Senior Vice President
                                                      (Chief Accounting Officer)