Form 10-Q
period 1995-09-30
TRAVELERS GROUP INC
filed 1995-11-14
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                                    ----------

                          Commission file number 1-9924

                                    ----------


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

          Common stock outstanding as of October 31, 1995: 316,339,824

                                          Travelers Group Inc.

                                            TABLE OF CONTENTS
                                            -----------------

                                     Part I - Financial Information


Item 1. Financial Statements:                                                            Page No.
                                                                                         --------
       Condensed Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 1995 and 1994                             3

       Condensed Consolidated Statement of Financial Position -
         September 30, 1995 (Unaudited) and December 31, 1994                                4

       Condensed Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) - Nine Months Ended September 30, 1995                                  5

       Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1995 and 1994                                       6

       Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                12


                                     Part II - Other Information


Item 1. Legal Proceedings                                                                   29

Item 6. Exhibits and Reports on Form 8-K                                                    30

Exhibit Index                                                                               31

Signatures                                                                                  33

                                       Travelers Group Inc. and Subsidiaries
                              Condensed Consolidated Statement of Income (Unaudited)
                                (In millions of dollars, except per share amounts)



                                                            Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                             1995            1994            1995        1994
-------------------------------------------------------------------------------------------------------------
Revenues
Insurance premiums                                         $1,298          $1,374         $ 3,893    $  4,129
Commissions and fees                                          784             596           2,074       2,016
Interest and dividends                                      1,090             884           3,254       2,427
Finance related interest and other charges                    285             263             833         761
Principal transactions                                        255             227             762         647
Asset management fees                                         272             235             751         707
Other income                                                  306             271             855         743
-------------------------------------------------------------------------------------------------------------
  Total revenues                                            4,290           3,850          12,422      11,430
-------------------------------------------------------------------------------------------------------------
Expenses
Policyholder benefits and claims                            1,301           1,377           3,964       4,121
Non-insurance compensation and benefits                       898             782           2,548       2,434
Insurance underwriting, acquisition and operating             475             470           1,427       1,403
Interest                                                      489             358           1,462         875
Provision for credit losses                                    41              35             122         112
Other operating                                               379             388           1,140       1,120
-------------------------------------------------------------------------------------------------------------
   Total expenses                                           3,583           3,410          10,663      10,065
-------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                         707             440           1,759       1,365
Provision for income taxes                                    251             148             621         480
-------------------------------------------------------------------------------------------------------------

Income from continuing operations                             456             292           1,138         885

Discontinued operations, net of income taxes:
  Income from operations                                       25              40              69         107
  Gain on disposition                                           -               -              20           -
-------------------------------------------------------------------------------------------------------------
Net income                                                   $481            $332          $1,227      $  992
=============================================================================================================
Net income per share of common stock
  and common stock equivalents:
  Continuing operations                                     $1.37           $0.85           $3.39       $2.55
  Discontinued operations                                    0.08            0.12            0.28        0.33
-------------------------------------------------------------------------------------------------------------
Net income                                                  $1.45           $0.97           $3.67       $2.88
=============================================================================================================
Weighted average number of common shares outstanding
  and common stock equivalents (millions)                   318.2           321.0           316.9       323.2
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                             Travelers Group Inc. and Subsidiaries
                                    Condensed Consolidated Statement of Financial Position
                                                   (In millions of dollars)

                                                                                   September 30,         December 31,
                                                                                        1995                 1994
---------------------------------------------------------------------------------------------------------------------
Assets                                                                              (Unaudited)
Cash and cash equivalents
  (including $900 and $816 segregated under federal and other regulations)          $ 1,462               $ 1,227
Investments and real estate held for sale:
   Fixed maturities:
     Available for sale at market value (cost - $26,986 and $29,258)                 27,283                27,192
     Held to maturity at amortized cost (market $72 and $108)                            72                    96
   Equity securities, at market (cost $710 and $516)                                    797                   510
   Mortgage loans                                                                     4,581                 5,416
   Real estate held for sale                                                            361                   418
   Policy loans                                                                       1,888                 1,581
   Short-term and other                                                               4,119                 3,752
------------------------------------------------------------------------------------------------------------------
   Total investments and real estate held for sale                                   39,101                38,965
------------------------------------------------------------------------------------------------------------------
Securities borrowed or purchased under agreements to resell                          19,589                25,655
Brokerage receivables                                                                 6,596                 8,238
Trading securities owned, at market value                                             9,061                 6,945
Net consumer finance receivables                                                      6,998                 6,746
Reinsurance recoverables                                                              6,762                 5,026
Value of insurance in force and deferred policy acquisition costs                     2,138                 2,163
Cost of acquired businesses in excess of net assets                                   1,940                 2,045
Separate and variable accounts                                                        6,471                 5,162
Other receivables                                                                     3,903                 4,018
Other assets                                                                          8,278                 9,107
------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $112,299              $115,297
==================================================================================================================
Liabilities
Investment banking and brokerage borrowings                                         $ 2,471              $  4,374
Short-term borrowings                                                                 1,343                 2,480
Long-term debt                                                                        8,791                 7,075
Securities loaned or sold under agreements to repurchase                             20,815                21,620
Brokerage payables                                                                    3,016                 7,807
Trading securities sold not yet purchased, at market value                            5,160                 4,345
Contractholder funds                                                                 14,976                16,392
Insurance policy and claims reserves                                                 27,262                27,084
Separate and variable accounts                                                        6,439                 5,127
Accounts payable and other liabilities                                               10,988                10,215
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 101,261               106,519
------------------------------------------------------------------------------------------------------------------
ESOP Preferred stock - Series C                                                         235                   235
Guaranteed ESOP obligation                                                              (67)                  (97)
------------------------------------------------------------------------------------------------------------------
                                                                                        168                   138
------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock at aggregate liquidation value                                          800                   800
Common stock ($.01 par value; authorized shares: 500 million
  issued shares: 1995 - 368,171,999 shares and 1994 - 368,195,609 shares)                 4                     4
Additional paid-in capital                                                            6,741                 6,655
Retained earnings                                                                     4,981                 4,199
Treasury stock, at cost (1995 - 50,500,984 shares, 1994 - 51,684,618 shares)         (1,682)               (1,553)
Unrealized gain (loss) on investment securities and other, net                           26                (1,465)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         10,870                 8,640
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $112,299              $115,297
==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                             Travelers Group Inc. and Subsidiaries
                        Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                                   (In millions of dollars)




Nine months ended September 30, 1995                                                    Amount            Shares
----------------------------------------------------------------------------------------------------------------
Preferred Stock at aggregate liquidation value                                                    (in thousands)
Balance, beginning of year                                                             $  800            11,200
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                    800            11,200
================================================================================================================
Common Stock and Additional Paid-In Capital
Balance, beginning of year                                                              6,659           368,196
Issuance of shares pursuant to employee benefit plans                                      86                 -
Other                                                                                      -                (24)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                  6,745           368,172
----------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                                              4,199
Net income                                                                              1,227
Common dividends                                                                         (192)
Preferred dividends                                                                       (64)
Distribution of Transport Holdings Inc. shares                                           (189)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                  4,981
----------------------------------------------------------------------------------------------------------------
Treasury Stock (at cost)
Balance, beginning of year                                                             (1,553)          (51,685)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes                     164             8,016
Treasury stock acquired                                                                  (293)           (6,832)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                 (1,682)          (50,501)
----------------------------------------------------------------------------------------------------------------
Unrealized Gain (Loss) on Investment Securities and Other
Balance, beginning of year                                                             (1,465)
Net change in unrealized gains and losses on investment securities                      1,581
Translation adjustments, net                                                                3
Restricted stock activity, net of amortization                                            (93)
----------------------------------------------------------------------------------------------
Balance, end of period                                                                     26
----------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                       $10,070            317,671
================================================================================================================
Total stockholders' equity                                                            $10,870
=============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                             Travelers Group Inc. and Subsidiaries
                                  Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                   (In millions of dollars)

Nine months ended September 30,                                                                   1995       1994
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income from continuing operations
    before income taxes                                                                         $1,759     $1,365
Adjustments to reconcile income from continuing operations before income taxes, to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force              603        612
    Additions to deferred policy acquisition costs                                                (651)      (758)
    Depreciation and amortization                                                                  225        244
    Provision for credit losses                                                                    122        112
    Changes in:
      Trading securities, net                                                                   (1,301)       485
      Securities borrowed, loaned and repurchase agreements, net                                 5,261     (1,903)
      Brokerage receivables net of brokerage payables                                           (3,149)       957
      Insurance policy and claims reserves                                                         542        691
      Other, net                                                                                   401       (294)
Net cash flows provided by (used in) operating activities of discontinued operations              (550)      (155)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                                        3,262      1,356
Income taxes paid                                                                                 (389)      (308)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                            2,873      1,048
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Consumer loans originated or purchased                                                          (2,050)    (2,137)
Consumer loans repaid or sold                                                                    1,657      1,588
Purchases of fixed maturities and equity securities                                            (12,431)    (6,423)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                                     10,177      2,907
  Mortgage loans                                                                                   446        292
  Real estate and real estate joint ventures                                                       199        825
Proceeds from maturities of investments:
  Fixed maturities                                                                               2,064      2,664
  Mortgage loans                                                                                   386      1,105
Other investments, primarily short term, net                                                    (1,212)      (403)
Other, net                                                                                        (218)      (301)
Net cash flows provided by (used in) investing activities of discontinued operations               927       (252)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                              (55)      (135)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                                    (256)      (199)
Treasury stock acquired                                                                           (293)      (345)
Issuance of long-term debt                                                                       2,975        650
Payments and redemptions of long-term debt                                                      (1,227)      (817)
Net change in short-term borrowings (including investment banking and brokerage borrowings)     (3,040)       651
Contractholder fund deposits                                                                     2,026      1,465
Contractholder fund withdrawals                                                                 (2,746)    (2,711)
Other, net                                                                                         (22)         1
Net cash flows provided by (used in) financing activities of discontinued operations                 -         74
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                           (2,583)    (1,231)
-----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                235       (318)
Cash and cash equivalents at beginning of period                                                 1,227      1,526
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 1,462    $ 1,208
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                       $ 1,339    $   859
Book value of distribution of Transport Holdings Inc. shares                                  $    189  $       -
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited and include the accounts of Travelers Group Inc. (formerly The Travelers Inc.) and its subsidiaries (the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   As more fully described in Note 2, all of the operations comprising Managed Care and Employee Benefits Operations (MCEBO), are presented as a discontinued operation and, accordingly, prior year amounts have been restated.

   In September 1995, the Company made a pro rata distribution to the Company's stockholders of shares of Class A Common Stock, $.01 par value per share, of Transport Holdings Inc. (Holdings), which at the time was a wholly owned subsidiary of the Company, and the indirect owner of the business of Transport Life Insurance Company. Each Travelers Group common stockholder received one Holdings share for every 200 shares of Travelers, resulting in approximately 1.6 million shares of Holdings outstanding. Pursuant to the transaction the Company received approximately $44 million of cumulative preferred stock and $8 million of subordinated convertible notes of Transport Holdings and approximately $105 million in cash dividends.

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

   In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of TIC and its affiliates comes due for renewal, the risks are transferred to MetraHealth. In the interim the related operating results for this medical insurance business are being reported by the Company.

   On October 2, 1995, the Company completed the sale of its ownership in MetraHealth to United HealthCare Corporation. Gross proceeds to the Company were $831 million in cash, and could increase as much as $169 million if a contingency payment based on 1995 results is made. The gain to the Company, not including the contingency payment, will be approximately $100 million after tax and will be recognized in the fourth quarter of 1995.

   Discontinued operations
   All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994 and in 1995 the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as a discontinued operation. Revenues from discontinued operations for the nine months ended September 30, 1995 and 1994 amounted to $938 million and $2.654 billion, respectively, and for the three months ended September 30, 1995 and 1994 amounted to $222 million and $864 million, respectively. The assets and liabilities of the discontinued operations have not been segregated in the Condensed Consolidated Statement of Financial Position as of September 30, 1995 and December 31, 1994. The assets and liabilities of the discontinued operations consist primarily of investments, the equity interest in MetraHealth and insurance-related assets and liabilities. At September 30, 1995 such assets amounted to $2.8 billion and liabilities amounted to $2.3 billion. At December 31, 1994 assets amounted to $3.5 billion and liabilities amounted to $3.2 billion.

3. Debt
   ----

   Investment banking and brokerage borrowings consisted of the following:

     (millions)                                    September 30, 1995               December 31, 1994
     ---------                                     ------------------               -----------------
     Commercial paper                                   $1,987                             $2,455
     Uncollateralized borrowings                           484                              1,141
     Collateralized borrowings                               -                                185
     Note to Lehman Brothers Holdings Inc.                   -                                593
                                                         -----                              -----
                                                        $2,471                             $4,374
                                                         =====                              =====

   Investment banking and brokerage borrowings are short-term and include commercial paper and collateralized and uncollateralized borrowings used to finance Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the federal funds interest rate. The note to Lehman Brothers Holdings Inc. and its subsidiaries (LBI) at December 31, 1994 represented a non-interest bearing note outstanding in connection with LBI's activities under a clearing agreement. The clearing agreement terminated in the first quarter of 1995, and assets and liabilities related to the clearing agreement were transferred to LBI in exchange for cash equal to the net assets. At December 31, 1994, $11.855 billion of assets and $10.428 billion of liabilities related to the clearing agreement were included in the Consolidated Statement of Financial Position. Smith Barney has in place a $2.5 billion commercial paper program that consists of both discounted and interest-bearing paper. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

   Short-term borrowings consisted of commercial paper outstanding as follows:

      (millions)                                   September 30, 1995                December 31, 1994
      ---------                                    ------------------                -----------------
       Travelers Group Inc.                           $      -                            $   101
       Commercial Credit Company                         1,287                              2,305
       The Travelers Insurance Company                      56                                 74
                                                        ------                              -----
                                                        $1,343                             $2,480
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

   The Parent, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At September 30, 1995, $400 million was allocated to the Parent, $475 million was allocated to CCC and $125 million was allocated to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1995, this requirement was exceeded by approximately $3.1 billion.

   At September 30, 1995, CCC also had a committed and available revolving credit facility on a stand-alone basis of $1.5 billion, which expires in 1999.

   CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1995, CCC would have been able to remit $286 million to the Parent under its most restrictive covenants.

   Long-term debt, including its current portion, consisted of the following:

     (millions)                                     September 30, 1995                December 31, 1994
     ---------                                      ------------------                -----------------
     Travelers Group Inc.                               $1,844                             $1,377
     Commercial Credit Company                           5,150                              4,010
     Smith Barney Holdings Inc.                          1,725                              1,600
     The Travelers Insurance Group Inc.                     72                                 88
                                                        ------                              -----
                                                        $8,791                             $7,075
                                                         =====                              =====

   During the first nine months of 1995 the Parent issued $500 million, CCC issued $1.8 billion and Smith Barney issued $675 million of Notes with varying interest rates and maturities.

   Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of September 30, 1995, there were no borrowings outstanding under either facility.

   Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At September 30, 1995, Smith Barney would have been able to remit approximately $562 million to the Parent under its most restrictive covenants.

   Under Connecticut law the statutory capital and surplus of The Travelers Insurance Group Inc., (TIGI), which amounted to $4.218 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.

4. Contingencies
   -------------

   A subsidiary of TIGI is in arbitration with certain underwriters at Lloyds of London (Lloyd's) in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability of TIGI to aggregate asbestos products claims with asbestos premises claims under a market agreement between Lloyd's and TIGI or under the applicable reinsurance treaties.

   On insurance contracts written many years ago by TIGI, the Company continues to receive claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. In relation to these claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. However, the industry does not have a standard method of calculating claim activity for environmental and asbestos losses. In each of these areas of exposure, TIGI has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

Item 2.    MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS



Consolidated Results of Operations


                                               Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                             ------------------------        -------------------------
(In millions, except per share amounts)         1995             1994            1995             1994
---------------------------------------------------------------------        -------------------------
Revenues                                      $4,290           $3,850         $12,422          $11,430
                                              ======           ======         =======          =======

Income from continuing operations               $456             $292          $1,138             $885
Income from discontinued operations               25               40              89              107
                                                  --               --              --              ---
Net income                                      $481             $332          $1,227             $992
                                                ====             ====          ======             ====
Earnings per share:
  Continuing operations                        $1.37            $0.85           $3.39            $2.55
  Discontinued operations                       0.08             0.12            0.28             0.33
                                                ----             ----            ----             ----
  Net income                                   $1.45            $0.97           $3.67            $2.88
                                               =====            =====           =====            =====
Weighted average number of
  common shares outstanding
  and common stock equivalents                 318.2            321.0           316.9            323.2
                                               =====            =====           =====            =====

Results of Operations

Income from continuing operations for the quarter ended September 30, 1995 was $456 million compared to $292 million in the year ago period. Included in the 1995 third quarter are reported after-tax investment portfolio gains of $33 million. Excluding these gains, income from continuing operations for the third quarter of 1995 was 45% above the comparable 1994 period, reflecting improved performance at all the operating units, partially offset by increased corporate expenses.

Income from continuing operations for the nine months ended September 30, 1995 was $1.138 billion compared to $885 million in the year ago period. Included in the 1995 nine-month period are reported after-tax investment portfolio gains of $19 million compared to reported after-tax portfolio gains of $5 million in the 1994 nine month period. Excluding these gains, income from continuing operations for the first nine months of 1995 was 27% above the comparable period in 1994.

Discontinued Operations

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the group life and related businesses of The Travelers Insurance Group have been sold to Metropolitan Life Insurance Company (MetLife) and in January 1995, the group medical component was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth has been accounted for on the equity method. On October 2, 1995, the Company completed the sale of its ownership in MetraHealth to United HealthCare Corporation.
Gross proceeds to the Company were $831 million in cash, and could increase as much as $169 million if a contingency payment based on 1995 results is made.
The gain to the Company, not including the contingency payment, will be approximately $100 million after-tax and will be recognized in the fourth quarter of 1995.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended September 30, 1995 and 1994
     ----------------------------------------------------------------------

Investment Services

                                                         Three Months Ended September 30,
                                             --------------------------------------------------------
(millions)                                              1995                         1994
-----------------------------------------------------------------------------------------------------
                                               Revenues      Net income      Revenues      Net income
-----------------------------------------------------------------------------------------------------
Smith Barney                                     $1,771            $178        $1,371             $73

Mutual Funds and Asset Management (1)                 -               -            38               9
-----------------------------------------------------------------------------------------------------
  Total Investment Services                      $1,771            $178        $1,409             $82
=====================================================================================================

(1) American Capital Management & Research Inc. was sold during 1994. RCM Capital Management, the remaining component of what were the Mutual Funds and Asset Management operations in 1994, is reported as part of Corporate and Other in 1995.

Smith Barney

Smith Barney reported record net income of $178 million for the three months ended September 30, 1995, a 144% increase over the $73 million reported for the three months ended September 30, 1994.

Smith Barney Revenues

                                                Three Months Ended September 30,
                                              ------------------------------------
          (millions)                                   1995                1994
        --------------------------------------------------------------------------
          Commissions                                $  536              $  406
          Investment banking                            243                 161
          Principal trading                             255                 227
          Asset management fees                         272                 235
          Interest income, net*                          93                  83
          Other income                                   31                  31
        --------------------------------------------------------------------------
          Net revenues*                              $1,430              $1,143
        ==========================================================================

* Net of interest expense of $341 and $228 for the three-month periods ended September 30, 1995 and 1994, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense, increased 25% compared to 1994's third quarter, reflecting increases across the board. Commission revenues increased by 32% to $536 million in the 1995 third quarter compared to $406 million in the 1994 period. The increase reflects higher activity in listed and over-the-counter securities as well as increased mutual fund sales. Investment banking revenues increased 50% to a record $243 million in the 1995 third quarter compared to $161 million in the 1994 period, reflecting strong volume in equity, high yield and high grade corporate debt underwritings as well as merger and acquisition fees. Smith Barney's market share in a number of categories, particularly equity IPOs, continued to advance in the quarter. Principal trading revenues increased 12% to $255 million for the 1995 third quarter as compared to $227 million in the 1994 period, as results were particularly strong in equities. Asset management fees were $272 million in the 1995 quarter compared to $235 million in the 1994 period. At September 30, 1995, Smith Barney had assets under management of $92.2 billion, up from $79.4 billion a year ago. This increase in revenues also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds. Net interest income was $93 million in the 1995 third quarter, up 11% from $83 million in the 1994 period, as a result of higher levels of interest-earning net assets.

Total expenses, excluding interest, increased 11% to $1.128 billion in the 1995 third quarter as compared to $1.013 billion in the 1994 period. This increase was driven by higher production-related financial consultant compensation and other employee compensation and benefits expense, which increased 16% to $829 million in the 1995 period as compared to $713 million in the 1994 period. Expenses other than interest and employee compensation and benefits were $299 million in the 1995 period about even with the 1994 period. However, the number of non-production employees and the level of fixed expenses continued their downward trend that began in the fourth quarter of 1994.

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

Assets Under Management

                                                                  At September 30,
                                                          ---------------------------------
          (billions)                                           1995                 1994
          ---------------------------------------------------------------------------------
          Smith Barney                                      $  92.2                 $ 79.4

          RCM Capital Management (1)                           26.7                   23.1

          Travelers Life and Annuities (2)                     21.9                   19.8
          ---------------------------------------------------------------------------------
          Total Assets Under Management                      $140.8                 $122.3
          =================================================================================

(1)  Part of the Corporate and Other segment.
(2)  Part of the Life Insurance Services segment.


Consumer Finance Services

                                                      Three Months Ended September 30,
                                          --------------------------------------------------------
          (millions)                                  1995                        1994
        ------------------------------------------------------------------------------------------
                                            Revenues     Net income     Revenues      Net income
        ------------------------------------------------------------------------------------------

          Consumer Finance Services            $344           $65          $313            $59
        ==========================================================================================

The 10% increase in Consumer Finance net income in the third quarter of 1995 over the same period last year reflects continued growth in receivables outstanding. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $7.146 billion at the end of the third quarter of 1995, reflecting a 6% increase over September 30, 1994. Receivables growth has been at a somewhat slower pace than in 1994, and could be adversely affected by increasing first mortgage refinancings in the latter part of 1995. Proceeds of such refinancings are sometimes used by the borrowers to pay off second mortgages in the consumer finance portfolio.

The average yield on the portfolio was up 28 basis points from a year ago, to 15.77%. Net interest margin was 8.86% in both periods, reflecting in the current period the higher yield offset by a higher cost of funds to the segment.

The charge-off rate, which is expected to continue to trend up from the record low levels in 1994, was 2.24% for the quarter versus 1.91% in the comparable 1994 period. 60+ day delinquencies were at 1.97% up from 1.90% in the third quarter of 1994.

Since the beginning of the year, the number of branches increased by 49, bringing the total number of offices to 877 at quarter end.

                                                                  As of, and for, the
                                                           Three Months Ended September 30,
                                                       -------------------------------------
                                                                1995                 1994
                                                       -------------------------------------
          Allowance for losses as % of
            consumer finance receivables                        2.64%               2.64%

          Charge-off rate                                       2.24%               1.91%

          60 + days past due on a contractual
            basis as % of gross consumer
            finance receivables at quarter end                  1.97%               1.90%

Life Insurance Services

                                                        Three Months Ended September 30,
                                         ------------------------------------------------------------
(millions)                                           1995                             1994
-----------------------------------------------------------------------------------------------------
                                           Revenues     Net income          Revenues      Net income
-----------------------------------------------------------------------------------------------------
Primerica Financial Services(1)              $334            $ 61             $319            $ 51

Travelers Life and Annuities(2)               667              95              547              62
-----------------------------------------------------------------------------------------------------
Total Life Insurance Services              $1,001            $156             $866            $113
=====================================================================================================


(1)  Net income includes $3 of reported investment portfolio gains in 1995.
(2) Net income includes $27 and $3 of reported investment portfolio gains in 1995 and 1994, respectively.


Primerica Financial Services
Earnings before portfolio gains for the third quarter of 1995 increased 15% over the comparable 1994 period reflecting continued growth in life insurance in force, improving margins as well as improved mortality results compared to the third quarter of 1994.

Face amount of new term life insurance sales was $12.6 billion in the quarter, down from $14.0 billion in the prior year period. Life insurance in force reached $344.7 billion, up from $330.8 billion at September 30, 1994, and continued to reflect good policy persistency.

Sales of mutual funds were $335 million (at net asset value) for the quarter up from prior year sales of $304 million. Net receivables from $.M.A.R.T. and S.A.F.E. consumer loans continued to advance to $1.23 billion at the end of the third quarter of 1995, up 18% from $1.04 billion in the comparable 1994 period.

Travelers Life and Annuities
Earnings before portfolio gains were $68 million for the third quarter of 1995 compared to $59 million in the 1994 period. Higher investment margins, asset growth and improved production accounted for the quarter's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from sales over the past year of under-performing real estate.

Individual annuity production was strong during the third quarter of 1995, compared to the 1994 prior period level, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of the Vintage variable annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Vintage Life and Travelers Target Maturity, the first of several new products planned for Smith Barney, were introduced in September 1995. Net written premiums and deposits for individual annuities during the third quarter of 1995 totaled $412.4 million compared to $327.0 million in the third quarter of 1994. Total policyholder account balances and benefit reserves amounted to $12.3 billion at September 30, 1995 compared to $10.7 billion at September 30, 1994. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica Corporation and The Travelers Corporation and in April 1995 A.M. Best upgraded The Travelers Insurance Company to an "A" rating. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

In the group annuity business, net written premiums and deposits for the third quarter of 1995 were $128.0 million compared to $131.1 million in last year's period. A management decision not to renew low margin guaranteed investment contracts written in prior years accounted for a reduction in policyholder account balances and benefit reserves from $12.1 billion at September 30, 1994 to $11.1 billion at September 30, 1995.

During the third quarter of 1995, Travelers Life and Annuities operations issued $1.5 billion of face amount of individual life insurance, down from $2.2 billion during the third quarter of 1994, bringing total life insurance in force to $48.9 billion at September 30, 1995. The reduction in face amount issued reflects a de-emphasis on sales of certain lower-margin life insurance products. Individual life insurance net written premiums and deposits totaled $60.6 million during the third quarter of 1995 compared to $67.8 million in the third quarter of 1994 reflecting the purchase of additional reinsurance coverage in 1995.

Net written premiums for individual accident and health products, primarily long-term care, were $84.8 million for the quarter ended September 30, 1995, down from $85.9 million for the quarter ended September 30, 1994.

On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life Insurance Company.

Property & Casualty Insurance Services

                                                           Three Months Ended September 30,
                                                   ------------------------------------------------
(millions)                                                   1995                     1994
---------------------------------------------------------------------------------------------------
                                                                     Net                     Net
                                                     Revenues       income     Revenues     income
---------------------------------------------------------------------------------------------------
Commercial (1)                                       $  820          $98       $  863        $50

Personal (2)                                            376           32          398         37
---------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services         $1,196         $130       $1,261        $87
===================================================================================================

(1) Net income includes $18 of reported investment portfolio gains in 1995 and $2 of reported investment portfolio losses in 1994.
(2) Net income includes $5 of reported investment portfolio gains in 1995 and $1 of reported investment portfolio losses in 1994.

Commercial Lines
Earnings before portfolio gains/losses for the quarter ended September 30, 1995 were $80 million compared to $52 million in the 1994 period. The improvement relative to 1994 is primarily due to improved loss trends in the workers' compensation line and an increase in net investment income. Commercial Lines net written premiums and equivalents for the third quarter of 1995 totaled $1.301 billion compared to $1.350 billion in the third quarter of 1994.

A significant component of Commercial Lines is the national accounts division (National), which provides insurance coverages and services, primarily workers' compensation, to large corporations. Equivalents, associated largely with national accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not equal actual revenues. National account equivalents of $605 million for the quarter ended September 30, 1995 were $73 million below the same period of 1994. This decline reflects selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers' compensation losses (which reduces premiums and equivalents). Premiums for national accounts for the third quarter of 1995 totaled $148 million compared to $154 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business, efforts to help customers control their loss costs and a shift of California customers to newly available deductible programs from fully insured programs.
Commercial Lines Agency Marketing (Agency) business serves small and mid-sized businesses through brokers and approximately 2,500 independent agents. Net written premiums increased 4% to $370 million, while Agency equivalents continued their growth to $100 million, $16 million above third quarter 1994 levels, reflecting an ongoing shift from risk-bearing business into non risk-bearing business. New business volume in the mid-size segment was $78 million, down $22 million from the same period in 1994, reflecting selective underwriting activity due to the competitive pricing environment, while the new business volume in the small business market was $36 million, $9 million higher than the 1994 level. Agency continues to focus on the retention of existing business and maximization of product pricing while maintaining its selective underwriting policy.

Specialty Insurance premiums of $77 million for the three months ended September 30, 1995 were in line with the same period in 1994.

The combined ratio for Commercial Lines in the third quarter of 1995 was 105.6% compared to 113.2% in the third quarter of 1994. The improvement is attributable to improved loss trends principally in the workers' compensation line of business.

Personal Lines
Expense reduction initiatives and strong net investment income contributed to earnings in the 1995 third quarter, while the comparable quarter of 1994 benefited from a one-time contribution of $9 million, resulting from the favorable resolution of the New Jersey Market Transition Facility (MTF) deficit. Earnings continue to reflect strong performance in the agency network in targeted markets and aggressive expense reduction initiatives, partially offset by start-up costs of a Primerica Financial Services (PFS) sales initiative whereby automobile and homeowners insurance will be marketed by the PFS sales force in selected states.

Net written premiums for the third quarter of 1995 were $304.8 million, compared to $354.7 million in the third quarter of 1994. The decline was attributable to the sale of Bankers and Shippers Insurance Company in October 1994. Excluding Bankers and Shippers business, net written premiums for the third quarter of 1995 were up approximately 6% from 1994, reflecting reduced reinsurance ceded (due to lower catastrophe exposure) and targeted growth in sales through independent agents.

Catastrophe losses, after taxes and net of reinsurance, were $4.8 million in the third quarter of 1995, and were principally related to Hurricane Erin, versus $1.7 million in the third quarter of 1994. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased.

The combined ratio for Personal Lines in the third quarter of 1995 was 104.8% compared to 97.2% in the 1994 third quarter. This variance is primarily attributable to the above-mentioned settlement of the MTF deficit and catastrophes.


Corporate and Other

                                                          Three Months Ended September 30,
                                                ------------------------------------------------------
(millions)                                                1995                        1994
------------------------------------------------------------------------------------------------------
                                                              Net income                  Net income
                                                 Revenues      (expense)     Revenues      (expense)
------------------------------------------------------------------------------------------------------
Corporate and Other (1)                            $(22)          $(73)          $1           $(49)
======================================================================================================

(1) Net income (expense) includes $20 of reported investment portfolio losses in 1995.

The increase in Corporate and Other net expenses (before reported portfolio losses) for the third quarter of 1995 over the third quarter of 1994 is primarily attributable to increased staff expenses and interest costs borne at the corporate level.


Discontinued Operations

                                        Three Months Ended September 30,
                                      ------------------------------------
     (millions)                             1995                1994
     ---------------------------------------------------------------------
                                         Net income          Net income
     ---------------------------------------------------------------------
     Discontinued operations                 $25                $40
     =====================================================================


      Segment Results for the Nine Months Ended September 30, 1995 and 1994
      ---------------------------------------------------------------------

The overall operating trends for the nine months ended September 30, 1995 and 1994 were substantially the same as those of the third quarter periods except as noted below.

Investment Services

                                                         Nine Months Ended September 30,
                                             ----------------------------------------------------------
(millions)                                              1995                         1994
-------------------------------------------------------------------------------------------------------
                                               Revenues      Net income      Revenues      Net income
-------------------------------------------------------------------------------------------------------
Smith Barney                                     $4,987            $413        $4,109            $296

Mutual Funds and Asset Management                     -               -           118              25
-------------------------------------------------------------------------------------------------------
  Total Investment Services                      $4,987            $413        $4,227            $321
=======================================================================================================


Smith Barney Revenues

                                                Nine Months Ended September 30,
                                             --------------------------------------
          (millions)                                   1995                 1994
          -------------------------------------------------------------------------
          Commissions                                $1,475               $1,392
          Investment banking                            585                  537
          Principal trading                             762                  647
          Asset management fees                         751                  707
          Interest income, net*                         282                  234
          Other income                                  103                   91
          -------------------------------------------------------------------------
          Net revenues*                              $3,958               $3,608
          =========================================================================


*Net of interest expense of $1,029 and $501 for the nine-month periods ended September 30, 1995 and 1994, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues net of interest expense increased 10% compared to 1994's first nine months, reflecting higher revenues across the board. Commission revenues increased 6% to $1.475 billion in the 1995 first nine months compared to $1.392 billion in the 1994 period. The increase reflects higher activity in listed and over-the-counter securities offset by lower activity in futures and mutual fund sales. Investment banking revenues increased 9% to $585 million in the 1995 first nine months compared to $537 million in the 1994 period reflecting strong volume in high yield, high grade corporate debt and unit trust underwritings and merger and acquisition fees offset by a decline in equity and closed end fund underwritings. Principal trading revenues were higher in almost all product categories, increasing 18% to $762 million for the 1995 first nine months as compared to $647 million in the 1994 period. Asset management fees increased 6% to $751 million in the 1995 period compared to $707 million in the 1994 period. Net interest income was a record $282 million in the 1995 first nine months, up 21% from $234 million in the 1994 period.

Total expenses, excluding interest, increased 5% to $3.247 billion in the 1995 first nine months as compared to $3.083 billion in the 1994 period. This increase was driven by higher employee compensation and benefits expense as well as an increase in depreciation expense driven by the upgrade in systems and infrastructure.

Consumer Finance Services

                                                  Nine Months Ended September 30,
                                      -------------------------------------------------------
     (millions)                                  1995                        1994
     ----------------------------------------------------------------------------------------
                                       Revenues     Net income     Revenues      Net income
     ----------------------------------------------------------------------------------------

     Consumer Finance Services          $1,006          $181          $916           $166
     ========================================================================================


The average yield on the portfolio for the first nine months of 1995 was up 26 basis points from a year ago, to 15.59%. Net interest margin increased 6 basis points to 8.73%, reflecting the higher yield offset by a higher cost of funds to the segment. The charge-off rate for the first nine months of 1995 was 2.18%, compared to 2.08% in the 1994 period.


Life Insurance Services

                                                        Nine Months Ended September 30,
                                         -------------------------------------------------------------
(millions)                                           1995                             1994
------------------------------------------------------------------------------------------------------
                                           Revenues     Net income          Revenues      Net income
------------------------------------------------------------------------------------------------------
Primerica Financial Services(1)            $1,009            $186           $  959            $156

Travelers Life and Annuities(2)             1,872             214            1,634             157
------------------------------------------------------------------------------------------------------
Total Life Insurance Services              $2,881            $400           $2,593            $313
======================================================================================================

(1) Net income includes $15 and $5 of reported investment portfolio gains in 1995 and 1994, respectively.
(2) Net income includes $7 and $9 of reported investment portfolio gains in 1995 and 1994, respectively.

Primerica Financial Services
Face amount of new term life insurance sales was $39.5 billion for the first nine months of 1995, below the $42.4 billion in the prior year period. Sales of mutual funds declined from the prior year's record sales of $1.042 billion (at net asset value) for the first nine months of 1994, to sales of $934 million this year.

Travelers Life and Annuities
Individual annuity production was strong during the first nine months of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Net written premiums and deposits for individual annuities during the first nine months of 1995 totaled $1.180 billion compared to $944.4 million in the comparable 1994 period.

In the group annuity business, net written premiums and deposits for the first nine months of 1995 were $713.9 million (excluding the first quarter transfer in-house of old Travelers pension fund assets previously managed externally) compared to $646.7 million in last year's period.

During the first nine months of 1995, Travelers Life and Annuities operations issued $4.5 billion of face amount of individual life insurance, down from $7.2 billion during the first nine months of 1994. The reduction in face amount issued reflects a de-emphasis on sales of certain lower-margin life insurance products. Individual life insurance net written premiums and deposits totaled $185.1 million during the first nine months of 1995 compared to $200.7 million in the first nine months of 1994.

Net written premiums for individual accident and health products, primarily long-term care, were $253.5 million for the first nine months of 1995, about even with the first nine months of 1994.

Property & Casualty Insurance Services

                                                            Nine Months Ended September 30,
                                                 --------------------------------------------------
(millions)                                                   1995                     1994
---------------------------------------------------------------------------------------------------
                                                                    Net                      Net
                                                     Revenues      Income      Revenues     income
---------------------------------------------------------------------------------------------------
Commercial (1)                                     $  2,446         $240     $  2,553       $149

Personal (2)                                          1,097           80        1,150         73
---------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services         $3,543         $320       $3,703       $222
===================================================================================================

(1) Net income includes $15 of reported investment portfolio gains in 1995 and $6 of reported investment portfolio losses in 1994.
(2) Net income includes $2 of reported investment portfolio gains in 1995 and $3 of reported investment portfolio losses in 1994.


Commercial Lines
Commercial Lines net written premiums and equivalents for the first nine months of 1995 totaled $4.0 billion compared to $4.2 billion in the first nine months of 1994.

National account equivalents of $1.941 billion for the first nine months of 1995 were $203 million below the same period of 1994. This decline reflects selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers' compensation losses (which reduces premiums and equivalents). Premiums for national accounts for the first nine months of 1995 totaled $333.9 million compared to $465.3 million in the prior year period. This decline reflects an ongoing shift from risk-bearing business into non risk-bearing business, efforts to help customers control their loss costs and a shift of California customers to newly available deductible programs from fully insured programs. For the first nine months of 1995, new premium and equivalent business was $232 million compared to $298 million for the first nine months of 1994. These declines reflect selective renewal activity because of the competitive pricing environment as well as continued success in lowering clients' workers' compensation losses (which reduces premiums and equivalents).

Commercial Lines Agency Marketing (Agency) business net written premiums of $1.152 billion were slightly below the prior year period as soft market conditions affected the guaranteed cost business, while Agency equivalents continued their growth to $322 million, $64 million above first nine months of 1994 levels, reflecting an ongoing shift from risk-bearing business into non risk-bearing business. New business volume in the mid-size segment was $246 million, down $49 million or 17% from the same period in 1994 while the new business volume in the small business market was $95 million, $14 million higher than the 1994 level.

Specialty Insurance premiums of $256 million for the first nine months of 1995 were $31 million higher than the same period in 1994. This 14% increase is attributable to higher production across several product lines.

The combined ratio for Commercial Lines in the first nine months of 1995 was 108.3% compared to 112.4% in the first nine months of 1994. This improvement is largely due to the decline in catastrophe losses and a significant improvement in loss trends principally in the workers' compensation line of business, partially offset by favorable loss development on prior years' business in the first quarter of 1994. The 1994 catastrophe losses were due to winter storms and the California earthquake in the first quarter.

Personal Lines
Net written premiums for the nine months of 1995 were $978 million, compared to $1.08 billion in the first nine months of 1994. The decline was attributable to the sale of Bankers and Shippers Insurance Company in October 1994. Excluding Bankers and Shippers business, net written premiums for the first nine months of 1995 were up approximately 9% from 1994, reflecting reduced reinsurance ceded (due to lower catastrophe exposure) and targeted growth in sales through independent agents.

Catastrophe losses, after taxes and net of reinsurance, were $8.3 million in the first nine months of 1995 versus $22.9 million in the first nine months of 1994. Last year's first nine months was impacted by unusually heavy winter storm activity in the first quarter. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased.

The combined ratio for Personal Lines in the first nine months of 1995 was 103.7% compared to 102.7% in the 1994 first nine months.

Environmental Claims
The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1995 and 1994. Approximately 15% of the net environmental loss reserve (i.e. approximately $60 million) is case reserve for resolved claims. Travelers Insurance Group Inc.
(TIGI) does not post case reserves for environmental claims in which there is a coverage dispute until the dispute is resolved. Until then, the estimated amounts for disputed coverage claims are carried in a bulk reserve, together with unreported environmental losses.

Environmental Losses                            Nine Months Ended            Nine Months Ended
(millions)                                      September 30, 1995           September 30, 1994
                                             ----------------------        ----------------------

Beginning reserves:
    Gross                                           $ 482                         $ 504
    Ceded                                             (11)                          (13)
                                                     ----                          ----
    Net                                               471                           491
Incurred losses and loss expenses:
    Direct                                            110                            39
    Ceded                                             (61)                           (3)
Losses paid:
    Direct                                            136                            57
    Ceded                                             (22)                           (3)
Ending reserves:
    Gross                                             456                           486
    Ceded                                             (50)                          (13)
                                                     ----                          ----
    Net                                             $ 406                         $ 473
                                                     ----                          ----

As of September 30, 1995, TIGI had approximately 10,200 pending environmental-related claims and had resolved over 20,100 such claims since 1986. Approximately 65% of the pending claims in inventory represent federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

Asbestos Claims
The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1995 and 1994. Approximately 80% of the net asbestos reserves at September 30, 1995 represented incurred but not reported losses.

Asbestos Losses                                 Nine Months Ended            Nine Months Ended
(millions)                                     September 30, 1995            September 30, 1994
                                            -----------------------        ----------------------

Beginning reserves:
    Gross                                           $ 702                         $ 775
    Ceded                                            (319)                         (381)
                                                    -----                         -----
    Net                                               383                           394
Incurred losses and loss expenses:
    Direct                                             98                            52
    Ceded                                             (68)                          (14)
Losses paid:
    Direct                                             77                            72
    Ceded                                             (71)                          (83)
Ending reserves:
    Gross                                             723                           755
    Ceded                                            (316)                         (312)
                                                     ----                          ----
    Net                                             $ 407                         $ 443
                                                     ----                          ----

In relation to these asbestos and environmental-related claims, TIGI carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverable. In each of these areas of exposure, TIGI has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.


Corporate and Other

                                                          Nine Months Ended September 30,
                                               -------------------------------------------------------
(millions)                                                1995                        1994
------------------------------------------------------------------------------------------------------
                                                              Net income                  Net income
                                                 Revenues      (expense)     Revenues      (expense)
------------------------------------------------------------------------------------------------------
Corporate and Other (1)                              $5          $(176)         $(9)         $(137)
======================================================================================================


(1) Net income (expense) includes $20 of reported investment portfolio losses in 1995.

The increase in Corporate and Other net expenses (before reported portfolio losses) for the first nine months of 1995 over the first nine months of 1994 is primarily attributable to increased corporate expenses and increases in interest costs borne at the corporate level.

Discontinued Operations

                                                        Nine Months Ended September 30,
                                                      -----------------------------------
     (millions)                                             1995                1994
     ------------------------------------------------------------------------------------
                                                         Net income         Net income
     ------------------------------------------------------------------------------------
     Operations                                              $69                $107

     Gain on disposition                                      20                 -
     ------------------------------------------------------------------------------------
     Total discontinued operations                           $89                $107
     ====================================================================================

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

The Parent, Commercial Credit Company (CCC) and The Travelers Insurance Company
(TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At September 30, 1995, $475 million was allocated to CCC and $125 million to TIC. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1995 this requirement was exceeded by approximately $3.1 billion.

As of September 30, 1995, the Parent had unused credit availability of $400 million. The Parent may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

The Parent completed the following long-term debt offerings in 1995 and, as of November 10, 1995, had $1 billion available for debt offerings under its shelf registration statements:

        -  7 7/8% Notes due May 15, 2025 . . . . . . . . . . .  $200 million
        -  6 7/8% Notes due June 1, 2025 . . . . . . . . . . .  $150 million
        -  6 5/8% Notes due September 15, 2005 . . . . . . . .  $150 million

Commercial Credit Company (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of September 30, 1995, CCC had unused credit availability of $1.975 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1995, CCC would have been able to remit $286 million to the Parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1995 and, as of November 10, 1995, had $550 million available for debt offerings under its shelf registration statement:

        -  7 7/8% Notes due February 1, 2025 . . . . . . . . .  $200 million
        -  7 3/4% Notes due March 1, 2005  . . . . . . . . . .  $200 million
        -  7 3/8% Notes due March 15, 2002 . . . . . . . . . .  $200 million
        -  7 3/8% Notes due April 15, 2005 . . . . . . . . . .  $200 million
        -  6 7/8% Notes due May 1, 2002  . . . . . . . . . . .  $200 million
        -  6 3/4% Notes due May 15, 2000 . . . . . . . . . . .  $200 million
        -  6 5/8% Notes due June 1, 2015 . . . . . . . . . . .  $200 million
        -  6 1/2% Notes due June 1, 2005 . . . . . . . . . . .  $200 million
        -  6 3/8% Notes due September 15, 2002 . . . . . . . .  $200 million


Smith Barney Holdings Inc. (Smith Barney)
Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of September 30, 1995, there were no borrowings outstanding under either facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney maintains sufficient borrowing power of unencumbered securities to cover unsecured borrowings and unsecured letters of credit. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. At September 30, 1995, Smith Barney would have been able to remit approximately $562 million to the Parent under its most restrictive covenants.

Smith Barney completed the following long-term debt offerings in 1995 and, as of November 10, 1995, had $975 million available for debt offerings under its shelf registration statements:

        -  7.98% Notes due March 1, 2000  . . . . . . . . .  $200 million
        -  7.50% Notes due May 1, 2002  . . . . . . . . . .  $150 million
        -  7.00% Notes due May 15, 2000 . . . . . . . . . .  $150 million
        -  6 7/8% Notes due June 15, 2005  . . . . . . . . . $175 million
        -  6 1/2% Notes due October 15, 2002 . . . . . . . . $150 million

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


The Travelers Insurance Group
At September 30, 1995, The Travelers Insurance Group had $20.8 billion of life and annuity product deposit funds and reserves. Of that total, $10.0 billion are not subject to discretionary withdrawal based on contract terms. The remaining $10.8 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.3 billion of liabilities that are surrenderable with market value adjustments. An additional $5.7 billion of the life insurance and individual annuity liabilities, subject to discretionary withdrawal, have an average surrender charge of 5.3% and $1.0 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.8 billion of liabilities are surrenderable without charge. More than 25% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn from The Travelers Insurance Group are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC, a direct subsidiary of The Travelers Insurance Group Inc., issues commercial paper to investors and maintains unused committed, revolving credit facilities at least equal to the amount of commercial paper outstanding. As of September 30, 1995, TIC has unused credit availability of $125 million.

Under Connecticut law the statutory capital and surplus of The Travelers Insurance Group Inc., which amounted to $4.2 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department.

Accounting Standards Not Yet Adopted
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however the impact is not expected to be material to its results of operations, financial condition or liquidity.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

     For information concerning purported class actions challenging certain aspects of the 1988 merger of Primerica Corporation, a New Jersey corporation ("old Primerica") into Primerica Holdings, see the description contained in the third and fourth paragraphs of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1989, which description is incorporated by reference herein. A copy of the pertinent paragraphs of such filing is included as an exhibit to this Form 10-Q. Subsequent to that filing, other shareholder class actions relating to the same subject were commenced in Federal, New Jersey state, New York state and Connecticut state courts. All of these subsequent actions are currently stayed, and the Company has reached an agreement to settle these actions, which settlement has been approved by the court.

     For information concerning purported class actions and an individual action against Smith Barney Inc. ("SBI") and others in connection with Worlds of Wonder common stock and convertible debentures, see the description that appears in the first, second and third paragraphs of page 31 of the Company's filing on Form 10-K for the year ended December 31, 1989, and the description that appears in the first paragraph of page 30 of the Company's filing on Form 10-K for the year ended December 31, 1990, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. The individual action was dismissed in May 1992. Summary judgment was granted for SBI and the other defendants in the class action in January 1993, and was affirmed by the U.S. Court of Appeals for the Ninth Circuit in September 1994. In July 1995, plaintiffs filed a petition for certiorari with the U.S. Supreme Court. In October, 1995, the petition for certiorari was denied and a request for a rehearing en banc was also denied.

     For information concerning several purported class actions lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the fourth paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. The actions were consolidated under the title In re: Hyperion Securities Litigation. SBI's motion to dismiss the claims was granted in July 1995. In August, 1995, an appeal was filed in the U.S. Court of Appeals, 2nd Circuit.


     For information concerning a case brought by the federal government against The Travelers Corporation ("old Travelers") involving benefit claims for Medicare handled by old Travelers, see the description that appears in the fourth paragraph of page 2 of the Company's filing on Form 8-K, dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. In September 1995, The Travelers Insurance Company reached a settlement with respect to this action. The agreement resolves all claims against the Company and certain of its subsidiaries.

The Company anticipates that the action will be dismissed in accordance with the settlement agreement before year end 1995.


     For information concerning purported class actions and other actions relating to service fee charges and premium calculations on certain workers compensation insurance sold by subsidiaries of the Company, see the description that appears in the second paragraph of page 29 of the Company's filing on Form 10-Q for the quarter ended September 30, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. In one of these cases, North Carolina
                                                                  --------------
Steel, Inc. v. National Council on Compensation Insurance, Inc., et al, the
----------------------------------------------------------------------
North Carolina trial court granted the Company's motion to dismiss in February 1995. An appeal has been filed in the North Carolina Court of Appeals.

     In July 1995, a purported class action was filed under the name Elvidio
                                                                     -------
Vennettilli et al. v. Primerica Inc. et al. in the United States District Court
------------------------------------------
for the Eastern District of Michigan on behalf of individuals who purchased interests in oil and gas rights owned by Basic Energy and Affiliated Resources Inc. ("BEAR"). Notwithstanding that the alleged violations were in contravention of agreements between the agents and Primerica Financial Services ("PFS") and did not involve securities of the Company or any subsidiary thereof, the complaint, which seeks unspecified monetary damages, alleges that defendants, including PFS, committed violations of the federal securities laws and common law fraud. The Company believes it has meritorious defenses and intends to contest the allegations.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          See Exhibit Index.

          (b)  Reports on Form 8-K:

          On September 18, 1995, the Company filed a Current Report on Form 8-K, dated September 14, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due September 15, 2005.

          No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1995; however, on October 12, 1995, the Company filed a Current Report on Form 8-K, dated October 2, 1995, reporting under Item 2 the disposition of its interest in The MetraHealth Companies, Inc. ("MetraHealth") through the merger of MetraHealth and an acquisition subsidiary of United HealthCare Corporation.

                                                         EXHIBIT INDEX
                                                         -------------

Exhibit                                                                                                 Filing
Number                  Description of Exhibit                                                          Method
------                  ----------------------                                                          ------

3.01                    Restated Certificate of Incorporation of Travelers
                        Group Inc. (formerly The Travelers Inc.) (the
                        "Company"), Certificate of Designation of Cumulative
                        Adjustable Rate Preferred Stock, Series Y, and
                        Certificate of Amendment to the Restated Certificate of Amendment, incorporated by reference to
                        Exhibit 3.01 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-9924).

3.02 By-laws of the Company, as amended through April 27, 1994, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924).

10.01                   Stock Option Plan of the Company, as amended through                            Electronic
                        September 27, 1995.

11.01                   Computation of Earnings Per Share.                                              Electronic

12.01                   Computation of Ratio of Earnings to Fixed Charges.                              Electronic

27.01                   Financial Data Schedule.                                                        Electronic

99.01                   The third and fourth paragraphs of page 30 of the                               Electronic
                        Company's Annual Report on Form 10-K for the year
                        ended December 31, 1989, File No. 1-9924 (the
                        "Company's 1989 10-K").

99.02                   The first, second and third paragraphs of page 31 of                            Electronic
                        the Company's 1989 10-K, and the first paragraph of
                        page 30 of the Company's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1990, File No. 1-9924.

99.03                   The fourth paragraph of page 26 of the Company's                                Electronic
                        Quarterly Report on Form 10-Q for the fiscal quarter
                        ended September 30, 1993, File No. 1-9924.

99.04                   The fourth paragraph of page 2 and the first paragraph of                       Electronic
                        page 3 of the Company's Current Report on Form 8-K, dated
                        March 1, 1994, File No. 1-9924.

99.05                   The second paragraph of page 29 of the Company's Quarterly                      Electronic
                        Report on Form 10-Q for the quarter ended September 30,
                        1994, File No. 1-9924.

                       -----------------------------------

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



                              Travelers Group Inc.




Date:  November 13, 1995                     By        /s/ Heidi Miller
                                                --------------------------------
                                                           Heidi Miller
                                                      Senior Vice President and
                                                       Chief Financial Officer
                                                  (Principal Financial Officer)








Date:  November 13, 1995                      By        /s/ Irwin Ettinger
                                                 -------------------------------
                                                            Irwin Ettinger
                                                         Senior Vice President
                                                      (Chief Accounting Officer)

                                                         EXHIBIT INDEX
                                                         -------------

Exhibit                                                                                                 Filing
Number                  Description of Exhibit                                                          Method
------                  ----------------------                                                          ------

3.01                    Restated Certificate of Incorporation of Travelers
                        Group Inc. (formerly The Travelers Inc.) (the
                        "Company"), Certificate of Designation of Cumulative
                        Adjustable Rate Preferred Stock, Series Y, and
                        Certificate of Amendment to the Restated Certificate of Amendment, incorporated by reference to
                        Exhibit 3.01 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-9924).

3.02 By-laws of the Company, as amended through April 27, 1994, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-9924).

10.01                   Stock Option Plan of the Company, as amended through                            Electronic
                        September 27, 1995.

11.01                   Computation of Earnings Per Share.                                              Electronic

12.01                   Computation of Ratio of Earnings to Fixed Charges.                              Electronic

27.01                   Financial Data Schedule.                                                        Electronic

99.01                   The third and fourth paragraphs of page 30 of the                               Electronic
                        Company's Annual Report on Form 10-K for the year
                        ended December 31, 1989, File No. 1-9924 (the
                        "Company's 1989 10-K").

99.02                   The first, second and third paragraphs of page 31 of                            Electronic
                        the Company's 1989 10-K, and the first paragraph of
                        page 30 of the Company's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1990, File No. 1-9924.

99.03                   The fourth paragraph of page 26 of the Company's                                Electronic
                        Quarterly Report on Form 10-Q for the fiscal quarter
                        ended September 30, 1993, File No. 1-9924.

99.04                   The fourth paragraph of page 2 and the first paragraph of                       Electronic
                        page 3 of the Company's Current Report on Form 8-K, dated
                        March 1, 1994, File No. 1-9924.

99.05                   The second paragraph of page 29 of the Company's Quarterly                      Electronic
                        Report on Form 10-Q for the quarter ended September 30,
                        1994, File No. 1-9924.

                       -----------------------------------

          The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.