Form 10-K
period 1995-12-31
TRAVELERS GROUP INC
filed 1996-03-27
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                              --------------------
                          Commission file number 1-9924
                              --------------------
                              TRAVELERS GROUP INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               52-1568099
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                 388 Greenwich Street, New York, New York 10013
              (Address of principal executive offices)  (Zip Code)
                                 (212) 816-8000
              (Registrant's telephone number, including area code)
                                 _______________

Securities registered pursuant to Section 12(b) of the Act:


           Title of each class                           Name of each exchange on which registered
           -------------------                           ----------------------------------------
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


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                        ---------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 1996 was approximately $21 billion.

As of March 6, 1996, 319,082,544 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II of this Form 10-K.

Certain portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on April 24, 1996 are incorporated by reference into
Part III of this Form 10-K.

                              TRAVELERS GROUP INC.

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1995
                         ______________________________

                                TABLE OF CONTENTS


Form 10-K
Item Number
-----------

     Part I
     ------

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 64
3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . 65
4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . 66

     Part II
     -------

5.   Market for Registrant's Common Equity and
       Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . 67
6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . 68
7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . . . . . . 68
8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . 68
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . 68

     Part III
     --------

10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . 68
11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 69
12.  Security Ownership of Certain Beneficial Owners
       and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . 69
13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . 69

     Part IV
     -------

14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 69
     Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 71
     Index to Consolidated Financial Statements and Schedules . . . . . . .  F-1

                                     PART I
                                     ------


Item 1.   BUSINESS.

                                   THE COMPANY

      Travelers Group Inc. (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services.

      On November 28, 1995, a subsidiary of the Company agreed to acquire the domestic property and casualty insurance subsidiaries of Aetna Life and Casualty Company ("Aetna"). A newly formed holding company called Travelers/Aetna Property Casualty Corp. ("TAP") will purchase all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (together with their subsidiaries, the "Aetna P&C Businesses") for a purchase price of $4 billion, subject to certain adjustments. The acquisition is subject to regulatory approvals and is expected to be completed around the end of the first quarter of 1996. TAP has filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to an initial public offering of shares of its common stock. See "Property & Casualty Insurance Services--Pending Acquisition."

      In December 1995, Dresdner Bank AG agreed to acquire all of the interests in RCM Capital Management, a California Limited Partnership ("RCM"), and RCM Trust Company for $300 million, subject to certain adjustments. The Company expects to receive approximately $192 million from the transaction, which is subject to regulatory approvals and is expected to be completed in mid-1996. See "Corporate and Other Operations."

      In September 1995, the Company distributed all of the outstanding shares of common stock of Transport Holdings Inc., the indirect parent of Transport Life Insurance Company ("Transport"), to the Company's stockholders. Transport specializes in accident and health insurance including cancer and heart/stroke insurance. See Note 3 of Notes to Consolidated Financial Statements.

      On October 3, 1995, the Company completed the sale to United HealthCare Corporation of its 48.25% interest in The MetraHealth Companies, Inc. ("MetraHealth"). MetraHealth was formed in January 1995 as a joint venture of the medical insurance businesses of the Company and Metropolitan Life Insurance Company ("MetLife"). The Company received $831 million in cash from the sale of its interest in MetraHealth and may receive up to an additional $169 million if a contingency payment based on 1995 results is made.

      On January 3, 1995, the Company completed the sale of its group life and related businesses to MetLife. The purchase price for the group life business was $350 million. In connection with the sale, the Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations in 1994, and in 1995 the Company's results reflect the medical insurance business not yet transferred plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as a discontinued operation. See Note 3 of Notes to Consolidated Financial Statements.

      On December 31, 1993, the Company acquired the approximately 73% of the common stock of The Travelers Corporation, a Connecticut corporation ("old Travelers"), it did not already own, through the merger of old Travelers into the Company (the "Merger"). The Company's results of operations for periods prior to the Merger do not include those of old Travelers, other than for the equity in earnings relating to the 27% interest previously owned. See Note 1 of Notes to Consolidated Financial Statements.

      The periodic reports of Commercial Credit Company ("CCC"), Smith Barney Holdings Inc. ("SB Holdings"), The Travelers Insurance Company ("TIC") and The Travelers Life and Annuity Company ("TLAC"), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

      The principal executive offices of the Company are located at 388 Greenwich Street, New York, New York 10013; telephone number 212-816-8000.

      This discussion of the Company's business is organized as follows: (i) a description of each of the Company's four business segments; (ii) combined product line information for the property-casualty businesses; (iii) a description of the Corporate and Other Operations segment; and (iv) certain other information. A glossary of insurance terms is included beginning on page 60.

                               INVESTMENT SERVICES

      This segment includes the operations of SB Holdings and its subsidiaries.

Smith Barney

      SB Holdings provides investment banking, asset management, brokerage and other financial services through its subsidiaries. Its principal operating subsidiary is Smith Barney Inc. ("SBI"), an investment banking, securities trading and brokerage firm that traces its origins back to 1873.

      Smith Barney operates through approximately 460 offices throughout the United States, and 16 offices in 13 foreign countries. With approximately 10,700 Financial Consultants, the Company believes that Smith Barney is the second largest domestic brokerage firm in the United States.

      In July 1993, SB Holdings acquired substantially all of the assets and certain of the liabilities of the domestic retail brokerage and asset management businesses of Shearson Lehman Brothers Holdings Inc. and its subsidiaries ("SLB") for approximately $2.1 billion (representing $1.6 billion for the net assets acquired plus approximately $500 million of cash required to be segregated for customers under commodities regulations) (the "Shearson Acquisition"). Smith Barney agreed to pay additional amounts based upon its performance, consisting of up to $50 million per year for three years based upon the level of revenues and 10% of after-tax profits in excess of $250 million per year over a five-year period. As of December 31, 1995, Smith Barney has paid an aggregate of $145 million pursuant to these agreements. See Note 2 of Notes to Consolidated Financial Statements. As part of the Shearson Acquisition, The Robinson-Humphrey Company ("R-H"), an investment banking and financial services firm headquartered in Atlanta, Georgia, became a subsidiary of SBI. As used herein, unless the context otherwise requires, "Smith Barney" refers to SB Holdings and its consolidated subsidiaries.

   Investment Banking and Securities Brokerage

      Smith Barney is an investment banking and securities trading and brokerage firm serving United States and foreign corporations, governments and institutional and individual investors. Its business includes securities, options and commodities brokerage for domestic and international institutional and individual clients; underwriting and distribution of securities; arranging for the private placement of securities; assisting in mergers and acquisitions and providing other financial advisory services; market making and trading in corporate debt and equity, United States government and agency, mortgage-related and municipal securities and foreign exchange, futures and forward contracts; customer financing activities; securities lending activities; investment management and advisory services; securities research; and other related activities.

      Smith Barney's investment banking services include the underwriting of debt and equity issues for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Smith Barney frequently acts as managing underwriter in corporate and public securities offerings. Smith Barney also acts as a private placement agent for various clients, and as such helps to place securities for clients with large institutions and other eligible investors. Smith Barney also provides financial advice to investment banking clients on a wide variety of transactions including securities offerings, mergers and acquisitions and corporate restructurings.

      Smith Barney executes securities brokerage transactions on all major United States exchanges and distributes a wide variety of financial products.
It makes inter-dealer markets
and trades as principal in corporate debt and equity securities primarily of United States corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments and emerging market debt securities. The firm carries inventories of securities to facilitate sales to customers and other dealers and with a view to realizing trading gains. SBI is one of the leading dealers in municipal securities and is a "Primary Dealer" in United States government securities, as designated by the Federal Reserve Bank of New York. Its daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements pursuant to which Smith Barney sells the securities and simultaneously agrees to repurchase them at a future date. Smith Barney also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. Smith Barney uses derivative financial instruments to facilitate customer transactions and to manage exposure to interest rate, currency and market risk. In addition, for its own account Smith Barney engages in a limited manner in certain arbitrage activities, which primarily seek to benefit from temporary price discrepancies that occur with respect to related securities or to the same security on different markets. Smith Barney also engages in the borrowing and lending of securities. Since June 1994, the Smith Barney network of Financial Consultants has been selling Travelers Life and Annuity individual products, primarily variable annuities. See "Life Insurance Services -- Travelers Life and Annuity."

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

      Income earned on financing customers' securities transactions provides Smith Barney with an additional source of income. Credit losses may arise as a result of this financing activity; however, to date, such losses have not been material.

   Asset Management

      Smith Barney provides discretionary and non-discretionary asset management and consulting services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. Smith Barney typically receives ongoing fees from its asset management and consulting clients, generally stated as a percentage of the client s assets with respect to which Smith Barney's services are rendered. At December 31, 1995, such client assets in the aggregate exceeded $96.2 billion.

      At December 31, 1995, Smith Barney sponsored 63 mutual funds (open-end investment companies) with aggregate assets of approximately $61.6 billion distributed through its sales force of Financial Consultants. Of these, 10 are taxable and tax-exempt money market funds, with assets of approximately $35.6 billion. Smith Barney Mutual Funds Management Inc. ("SBMFM"), a wholly owned subsidiary of SB Holdings, serves as investment manager to these mutual funds, as well as to 12 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges; assets of these closed-end funds at year-end 1995 aggregated approximately $2.8 billion. The open-end and closed-end funds sponsored by Smith Barney and managed by SBMFM have various investment objectives, including growth, growth and income, taxable income and tax-exempt income, which they seek by investing in a broad variety of securities and other financial instruments. In addition, at December 31, 1995, SBMFM managed 17 mutual fund portfolios serving as funding vehicles for variable annuity contracts, with aggregate assets of approximately $631 million. Smith Barney also sponsors, and SBMFM manages, 12 mutual funds domiciled outside the U.S. which are offered to Smith Barney s non-resident alien client base; these off-shore funds had aggregate assets of approximately $980 million at December 31, 1995.

      In addition to these proprietary funds, Smith Barney also sells through its Financial Consultants a large number of mutual funds sponsored and managed by unaffiliated entities. Smith Barney receives commissions and other sales and service revenues from this activity.

      Smith Barney's asset management units provide discretionary investment management services to a wide variety of institutional clients, including private and public retirement plans, endowments, municipalities and other institutions. Client relationships may be introduced through Smith Barney's network of Financial Consultants or independent from such network, e.g., through traditional pension plan consultants unaffiliated with the Company. Institutional assets under Smith Barney's management exceeded $14.5 billion at the end of 1995.

      Smith Barney's Consulting Services Division ("CSD") provides a variety of investment management and consulting services to institutional and individual clients. CSD sponsors a number of different "wrap fee" programs, in which CSD and Smith Barney typically provide: an analysis of the client's financial situation, investment needs and risk tolerance; a recommendation that the client retain one or more investment management firms (which may be affiliated or unaffiliated with Smith Barney); ongoing monitoring of the performance and suitability of the investment manager(s) retained; securities execution and custody; and client reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for some or all of these services. CSD also provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. CSD's programs and services generally are delivered through Smith Barney Financial Consultants, many of whom specialize in such programs and services. As of December 31, 1995, Smith Barney provided consulting services with respect to client assets aggregating approximately $39.1 billion, excluding the TRAK(R) program described below.

      Smith Barney's TRAK(R) program involves the provision to clients by Smith Barney of non-discretionary asset allocation advice with respect to a series of 13 mutual funds, each corresponding to a particular asset class and investment style. Such advice is based on the client s identification of investment objectives and risk tolerances, and is supported by specially designed software and other tools. In addition to providing investment advice at the client level, Smith Barney also selects the investment managers of the mutual funds (these managers are unaffiliated with Smith Barney) and oversees the services provided by such firms. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. At December 31, 1995, TRAK(R) assets aggregated approximately $4.8 billion. In 1995, Smith Barney began offering a separate TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

      In addition, Smith Barney sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. Outstanding unit trust assets held by Smith Barney clients at year-end 1995 were approximately $7.2 billion.

   Miscellaneous Activities

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

General

   Competition

      The businesses in which Smith Barney is engaged are highly competitive. The principal factors affecting competition in the investment banking and securities brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than Smith Barney. The Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates, by permitting certain commercial banks to engage, through affiliates, in the underwriting of and dealing in certain types of securities, subject to certain limitations.
Proposed legislation has been introduced in Congress from time to time that would modify certain other provisions of the Glass-Steagall Act and other laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

      Competitors of Smith Barney's asset management operations include a large number of mutual fund management and sales companies and asset management firms. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

Regulation

      Certain of the Company's subsidiaries are registered as broker-dealers and as investment advisers with the Commission and as futures commission merchants and as a commodity pool operator with the Commodity Futures Trading Commission ("CFTC"). SBI and R-H are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC. SBI and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. SBI is also a reporting dealer to the Federal Reserve Bank of New York, a member of the principal United States futures exchanges and a registered broker-dealer in Guam. Both SBI and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the Commission, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SBI and R-H are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in SBI's case, Guam. The Commission and the CFTC also require certain registered broker-dealers (including SBI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

      In addition, the Investment Company Act of 1940 generally prohibits registered investment companies managed by affiliates of the Company from, among other things, entering into securities transactions on a principal basis with affiliated broker-dealers, including SBI, and restricts their ability to purchase securities in underwritings in which an affiliated broker-dealer participates as an underwriting syndicate member. Transactions between Smith Barney and RCM have also been subject to certain limitations.

      Smith Barney's operations abroad, described in this paragraph, are conducted through various subsidiaries. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Smith Barney is a member of the International Petroleum Exchange, the London Metals Exchange and the London International Financial Futures and Options Exchange, and as such is subject to the rules and regulations of those Exchanges. In France, Smith Barney operates as a regulated securities house, a member of the MATIF, and an authorized mutual fund manager. Smith Barney is a licensed securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to foreign securities firms. Smith Barney is also a member of the Tokyo Stock Exchange and the Osaka Futures Exchange, therefore, its activities in Japan are subject to the rules and regulations of those Exchanges. Smith Barney conducts securities and commodities businesses in Singapore and Hong Kong that are regulated by the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission, respectively. Smith Barney is also a "B license holder" with the Zurich Stock Exchange. Additionally, certain subsidiaries of SB Holdings are licensed as an "international dealer" and as an "investment dealer" with the Ontario

Securities Commission, and as broker-dealers with the Securities Board of The Netherlands. Smith Barney's representative offices in Mexico City, Mexico; Paris, France; Beijing, People's Republic of China; Manama, Bahrain and Taipei, Taiwan are also subject to the jurisdiction of local financial services regulatory authorities. Smith Barney also operates a private trust services business that is licensed as a bank and trust company in the Cayman Islands, and is subject to the regulation of the Director of Financial Services, Banks & Trust Companies Supervision Department of the Cayman Islands.

      In connection with the mutual funds business, Smith Barney must comply with regulations of a number of regulatory agencies and organizations, including the Commission and the NASD. The Company is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940.
Under those Acts, the advisory contracts between the Company's investment adviser subsidiaries and the mutual funds they serve, as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. Continuation of advisory and distribution relationships under these circumstances could be achieved only by obtaining consent to the assignment from the shareholders of the mutual funds involved.

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

      As registered broker-dealers, SBI and R-H are subject to the Commission's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. SBI and R-H compute net capital under the alternative method of the Net Capital Rule which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

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

Consumer Finance

      As of December 31, 1995, CCC maintained 850 loan offices in 43 states. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide.

      Loans to consumers by the Consumer Finance Services unit include both fixed and variable rate secured and unsecured personal loans and real estate-secured loans and fixed rate loans to finance consumer goods purchases. Credit card loans are discussed below. CCC's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for CCC's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of loan customers (excluding credit card customers) was approximately 1,408,000 at December 31, 1995, as compared to approximately 1,306,000 at December 31, 1994 and approximately 1,142,000 at December 31, 1993. A CCC loan program solicits applications for loans through the Primerica Financial Services sales force. At December 31, 1995, the total loans outstanding generated from this program were $1.258 billion, as compared to $1.107 billion at December 31, 1994 and $765 million at December 31, 1993. See "Life Insurance Services -- Primerica Financial Services." During 1996, CCC plans to convert approximately 25 of its loan offices to servicing centers for the PFS loan products.

      The average amount of cash advanced per personal loan made was approxi-mately $4,200 in each of 1995 and 1994 and approximately $3,800 in 1993. The average amount of cash advanced per real estate-secured loan made was approxi-mately $26,300 in 1995, $28,400 in 1994 and $28,800 in 1993. The average annual yield for loans in 1995 was 15.64%, as compared to 15.41% in 1994 and 15.83% in 1993. The average annual yield for personal loans in 1995 was 20.23%, as compared to 20.20% in 1994 and 20.11% in 1993 and for real estate-secured loans it was 12.33% in 1995, as compared to 12.20% in 1994 and 13.14% in 1993. The average yield for real estate-secured loans has been affected by the availability of a variable rate product and by decreases generally in prevailing market interest rates. The Company's average net interest margin for loans was 8.79% in 1995, 8.76% in 1994 and 8.44% in 1993.

      CCC's delinquency and charge-off rates reached historically low levels in 1994 and rose in 1995, consistent with recent industry trends. CCC expects this upward trend to continue in 1996. See "Delinquent Receivables and Loss Experience," below.

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

      The table below shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding(1)

                                  Real
                                  Estate-
                      Personal    Secured  Credit   Sales     Total
As of December 31,    Loans       Loans    Cards    Finance   Consumer
------------------    -----       -----    -----    -------   --------
   1995               2.89%       1.42%    1.40%     2.17%      2.14%
   1994               2.40%       1.48%    1.05%     1.79%      1.88%
   1993               2.62%       2.15%    1.03%     1.54%      2.21%

__________________________
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.

      The table below shows the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the ratios shown give effect to all deferred origination costs.

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                 Real
                                 Estate-
Year Ended           Personal    Secured    Credit     Sales      Total
December 31,         Loans       Loans      Cards      Finance    Consumer
------------         -----       -----      -----      -------    --------
   1995               4.01%      0.64%      2.04%      2.46%      2.28%
   1994               3.50%      0.82%      1.83%      2.03%      2.08%
   1993               4.08%      0.84%      2.56%      1.78%      2.36%

    The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

          Ratio of Allowance For Losses to Consumer Finance Receivables

                               As of December 31,
                               ------------------
                                  1995   2.66%
                                  1994   2.64%
                                  1993   2.64%

Credit-Related Insurance

      American Health and Life Insurance Company ("AHL"), a subsidiary of CCC, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. Credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL primarily include auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period. See "Life Insurance Services" for information concerning life insurance other than credit-related insurance.

      The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                   Consumer Finance Insurance Premiums Written
                                  (in millions)

                                               Year Ended December 31,

                                              ------------------------
                                                 1995    1994    1993
                                                 ----    ----    ----
Premiums written by AHL and its affiliates
  Writings for consumer finance:
   Credit life . . . . . . . . . . . . . . .    $41.8   $43.3  $36.4
   Credit disability and other . . . . . . .     65.5    69.7   49.2
                                                 ----    ----   ----
     Total   . . . . . . . . . . . . . . . .   $107.3  $113.0  $85.6
                                               ======  ======  =====
Premiums written by other insurance companies
   Credit property and other . . . . . . . .    $51.6   $52.8  $38.7
                                                =====   =====  =====

Net premiums written were relatively flat in 1995 compared to 1994 primarily due to slower growth in loan receivables. The increase in 1994 written premiums over 1993 is primarily the result of the increase in receivables and expanded availability of certain products in additional states.

Credit Card Services

     The Travelers Bank, a subsidiary of CCC, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). The Travelers Bank USA, another state-chartered bank subsidiary of CCC, was formed in September 1989. The Travelers Bank USA is not subject to certain regulatory restrictions relating to growth and cross-marketing activities to which The Travelers Bank is subject. See "Regulation" below. These banks generally limit their activities to credit card operations.

     The table below sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA.

                    Credit Cardholders and Total Outstandings
                           (outstandings in millions)

                                       As of and for the year ended December 31,
                                       -----------------------------------------
                                             1995        1994         1993
                                             ----        ----         ----
   Approximate total credit cardholders    753,000      621,000       534,000
   Approximate gold credit cardholders     615,000      519,000       478,000
   Total outstandings                      $761.8       $712.5        $697.1
   Average annual yield                     12.51%       11.88%        11.66%

      The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

      The banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1995, deposits of unaffiliated entities were $97.9 million as compared to $73.3 million at December 31, 1994 and $56.5 million at December 31, 1993.

Competition

      The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service, and cultivation of repeat and referral business support and strengthen its competitive position in its Consumer Finance Services businesses.

Regulation

      Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. CCC's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. CCC's banks are also subject to the Community Reinvestment Act, which assesses the bank's record in helping to meet the credit needs of low and moderate income persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations. See "Insurance Services - General -- Regulation" at the end of the description of the Property & Casualty Insurance segment for a discussion of the regulatory factors governing the insurance businesses of CCC.

      The Real Estate Settlement Procedures Act of 1974 ("RESPA") covers real estate-secured loans that are subordinated to other mortgage loans. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.

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

      This segment includes the operations of The Travelers Insurance Company ("TIC"), The Travelers Life and Annuity Company ("TLAC") and the Primerica Financial Services group of companies (collectively, "PFS"), including Primerica Life Insurance Company ("Primerica Life"). TIC was incorporated in 1863. With $42.3 billion of assets at December 31, 1995, the Company believes that TIC, TLAC and Primerica Life together constitute one of the largest stock life insurance groups in the United States as measured by assets.

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

Primerica Financial Services

   Principal Markets and Methods of Distribution

      The business operations of the PFS group of companies involve the sale of insurance, mutual funds and other financial products, and consist of an affiliated group of companies engaged in (i) the underwriting and administration of individual term life insurance throughout the United States and in Canada and
(ii) securities brokerage, consisting primarily of mutual fund sales. The PFS sales force, composed of approximately 100,000 independent agents, primarily markets term life insurance and certain other products of subsidiaries of the Company, including certain loans offered by the Company's consumer finance subsidiaries, and other products approved by the Company. The domestic PFS sales force also sells certain property-casualty insurance products of The Travelers Indemnity Company. See "Property & Casualty Insurance Services -- Property-Casualty Personal

Lines." Because the great majority of the domestic licensed sales force works on a part-time basis, a substantial portion of the sales force is inactive from time to time.

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

      For information concerning PFS Investments Inc. ("PFS Investments"), see "Mutual Funds and Asset Management," below.

      Premium revenues, net of reinsurance, for PFS for the years ended December 31, 1995, 1994 and 1993 were $1.012 billion, $962.4 million and $889.9 million, respectively. The increase in premium revenues in recent years is primarily attributable to growth in production and in the retention of in force business. See "Insurance Services - General -- Reinsurance," at the end of the description of the Property & Casualty Insurance Services segment, for a discussion of reinsurance.

   Life Insurance in Force

      The table on the next page provides a reconciliation of beginning and ending life insurance in force for Primerica Life and subsidiaries, and related statistical data for 1993-1995.

                    (in millions of dollars, except as noted)

                                               Year Ended December 31,
                                               -----------------------
                                          1995        1994         1993
                                          ----        ----         ----
In force beginning of year             $ 334,972   $ 317,403    $ 311,276

Additions                                 53,045      57,389       49,300

Terminations(1)                         (39,848)    (39,820)     (43,173)
                                        --------    --------     --------

In force end of year                    $348,169    $334,972     $317,403
                                         =======     =======      =======

The amounts in force at end of
 year are before reinsurance ceded
   in the following amounts             $117,647     $94,930      $82,293
                                         =======      ======       ======

At end of year:
 Number of policies in force
   PFS                                 2,115,600   2,075,600    2,003,491
   NBL other lines                       444,117     450,424      474,624

 Average size of policy
  in force (in dollars)
   PFS                                  $160,774    $157,739     $154,630
   NBL other lines                        18,092      18,955       19,732

______________________________
(1)   Includes terminations due to death, surrenders and lapses.

      AIDS-related claims, net of reinsurance, as a percentage of total net life claims paid by Primerica Life in 1995, 1994 and 1993, were 7.1%, 7.1% and 6.7%, respectively. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

   Mutual Funds and Asset Management

      PFS Investments is a registered broker-dealer and is the exclusive retail distributor of the Common Sense(R) Trust mutual funds.1 Since the Company's sale of American Capital Management & Research, Inc. ("ACMR") in December 1994, certain of the Company's subsidiaries continue to provide underwriting, transfer agency and custodial services to the Common Sense(R) Trust funds. See "Corporate and Other Operations" for additional information about ACMR. For the years ended December 31, 1995, 1994 and 1993, PFS'





---------------------------------

1 Common Sense is a registered trademark of Van Kampen/American Capital Asset Management, Inc. ("VK/ACAM").

total mutual fund sales were $1.551 billion, $1.622 billion and $1.473 billion, respectively, with sales of shares of the Common Sense(R) Trust funds and the Smith Barney family of mutual funds collectively accounting for approximately 41%, 42% and 52%, respectively, of total sales. In mid-1995, the PFS sales force began marketing Smith Barney mutual funds through a separate distribution arrangement with PFS Distributors, Inc. At December 31, 1995, approximately 26,400 independent agent members of the PFS sales force (including approximately 2,400 licensed in Canada only) were also independent registered securities representatives of PFS Investments and/or PFSL Investments Canada Ltd.

Travelers Life and Annuity

      This section includes the businesses previously identified by old Travelers as Financial Services and Asset Management & Pension Services, as well as Transport Life Insurance Company and its affiliates through the third quarter of 1995.

   Principal Products

      Travelers Life and Annuity offers individual life insurance, annuities and long-term care insurance to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts, and annuities to employer-sponsored retirement and savings plans. Travelers Life and Annuity views market specialization as a critical component of profitability and has updated its individual product portfolio with a range of competitively priced term, universal and variable life insurance, long-term care insurance and fixed and variable annuity products for its customers.

      Individual life and long-term care insurance provide protection against financial loss due to death, illness or disability. Life insurance is also used to meet estate, business planning and retirement needs.

      Individual accumulation fixed and variable annuities, group annuities and pension plan products are used for retirement funding purposes. Variable annuities permit policyholders to choose to direct deposits into a number of separate accounts which have differing investment options. Individual payout annuities are used for structuring settlements of certain indemnity claims and making other payments to policyholders over a period of time. In recent years, the amount of individual variable annuities sold by TIC and TLAC has increased, primarily through the additional distribution network provided by the Smith Barney Financial Consultants.

      Guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees.

      The table below sets forth written premiums, net of reinsurance, and deposits for the Travelers Life and Annuity unit.

                         Premiums and Deposits
                            (in millions)
                                                Year Ended December 31,
                                           ------------------------------
                                             1995        1994        1993
                                             ----        ----        ----
Premiums
 Individual life                           $  124      $  124      $  117
 Individual accident and health(1)            288         334         344
 Payout annuities                              90          92         156
                                           ------      ------      ------
   Total premiums                             502         550         617
                                           ------      ------      ------
Deposits
 Universal life insurance                     149         162         163
 Annuities
   Individual fixed accumulation              692         569         577
   Individual variable accumulation(2)        956         693         392
   Individual payout                           38          26          34
 Guaranteed investment contracts(3)           681         347         918
 Group separate accounts and managed funds(4) 362         747         772
 Other fixed funds                            115         119         265
 Corporate-owned life insurance(5)             91           -           -
                                           ------      ------      ------
   Total deposits                           3,084       2,663       3,121
                                           ------      ------      ------
   Total premiums and deposits            $ 3,586     $ 3,213     $ 3,738
                                           ======      ======      ======

______________________________
(1) The 1995 decline from 1994 reflects the Company's distribution of Transport Holdings Inc., the indirect parent of Transport Life Insurance Company, to the Company's stockholders.
(2) The increase in individual variable accumulation deposits reflects successful introduction of variable annuities in the Smith Barney distribution network.
(3) In 1994, TIC decided not to renew low margin guaranteed investment contracts written in prior years and adopted a more selective approach to issuing new contracts. This resulted in a decline in deposits compared to 1993. The 1995 increase reflects successful implementation of the new strategy with both existing and new customers, and also was helped by ratings upgrades during the year.
(4) The 1995 and 1994 deposits, excluding $200 million and $512 million, respectively, of deposits relating to the transfer in house of old Travelers pension fund assets previously managed externally, amounted to $162 million and $235 million. The significant decrease in 1994 results from the decision, in the third quarter of 1993, to cease marketing index funds to employer sponsored retirement and savings plans.
(5) Effective January 1, 1995, the corporate-owned life insurance business previously managed by the Company's Managed Care and Employee Benefits Operations was transferred to Travelers Life and Annuity. For 1994 and 1993, the premiums and deposits on this business were $187 million and $218 million, respectively.

      For information about reinsurance, see "Insurance Services - General -- Reinsurance" at the end of the description of the Property & Casualty Insurance Services segment.

   Principal Markets and Methods of Distribution

      TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands. TLAC is licensed to sell and market life and annuity products in 43 states and the District of Columbia.

      Individual products are primarily marketed through three distribution channels: the Financial Consultants of SBI, H.C. Copeland and Associates, Inc. ("Copeland") and independent agents. Both SBI and Copeland are subsidiaries of the Company. In June 1994, Smith Barney began distributing Travelers Life and Annuity's individual products, primarily variable annuities. Smith Barney, which accounted for 33% of total 1995 individual annuity premiums and deposits, as compared to 12% in 1994, accounted for over 40% of total individual annuity premiums and deposits in the fourth quarter of 1995. This growth has decreased the share of annuities sold through other channels. Copeland, a captive sales organization of personal retirement planning specialists, accounted for 40% of 1995's individual annuity premiums and deposits, as compared to 49% in 1994. The independent agents, including a core group of over 500 professional life insurance general agencies, sell the majority of the individual life insurance, and in 1995 and 1994, sold 27% and 39%, respectively, of individual annuity premiums and deposits.

      Group pension products and annuities are marketed by Travelers Life and Annuity's salaried staff directly to plan sponsors and are also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk.

      In January 1996, Travelers Life and Annuity began operating Tower Square Securities, Inc. ("Tower Square Securities"), a subsidiary of The Travelers Insurance Group Inc., as an additional distributor of the unit's products. Tower Square Securities is a full-line broker-dealer that distributes mutual funds, general securities and variable insurance products, written by both Travelers Life and Annuity and non-affiliated companies, primarily through independent agents who are registered representatives of Tower Square Securities.

   Life Insurance in Force

      The following table provides a reconciliation of beginning and ending Travelers Life and Annuity life insurance in force and related statistical data on a statutory basis for 1993-1995.

                    (in millions of dollars, except as noted)

                                             Year Ended December 31,
                                             -----------------------
                                            1995      1994      1993
                                            ----      ----      ----
In force beginning of year                $48,998   $44,909  $39,434

Additions(1)                                6,153     9,265    9,944

Terminations(2)                           (5,972)   (5,176)  (4,469)
                                          -------   -------  -------

In force end of year                      $49,179   $48,998  $44,909
                                           ======    ======   ======

The amounts in force at end of
 year are before reinsurance ceded
 in the following amounts                 $16,806    $6,575   $5,042
                                           ======     =====    =====

At end of year:
 Number of policies in force(1)           563,286   606,089  619,710
 Average size of policy
   in force (in dollars)                  $87,307   $80,843 $ 72,468

______________________________
(1) The 1995 decline reflects the de-emphasis on sales of certain lower-margin life insurance products.
(2) Includes terminations due to death, surrenders, lapses and in 1995, the distribution of Transport Holdings Inc. to the Company's stockholders.

   Insurance Reserves and Contractholder Funds

      As life, accident and health insurance and annuity premiums are received, Travelers Life and Annuity establishes policy benefit reserves that reflect the present value of expected future obligations, net of the present value of expected future net premiums. These reserves generally reflect long-term fixed obligations to policyholders and are based on assumptions as to interest rates, future mortality, morbidity, persistency and expenses, with provision for adverse deviation. Policy benefit reserves, which give appropriate recognition to reinsurance, are established based on factors derived from past experience.

      Contractholder funds arise from the issuance of individual life contracts that include an investment component, deferred annuities and certain individual payout annuity investment contracts. Contractholder funds generally are equal to deposits received and interest credited less withdrawals, mortality charges and administrative expenses. Contractholder funds also include receipts from the issuance of pension investment contracts.

      AIDS-related claims paid by Travelers Life and Annuity in 1995, 1994 and 1993 were 1.6%, 2.1% and 1.2%, respectively, as a percentage of total life claims paid, and 0.3%, 1.5% and 0.7%, respectively, as a percentage of total health claims paid.

Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

Competition and Regulation

      For a description of competition and regulation relating to the Company's life insurance businesses, see "Insurance Services - General" at the end of the description of the Property & Casualty Insurance Services segment.

                     PROPERTY & CASUALTY INSURANCE SERVICES

      This segment includes the operations of The Travelers Indemnity Company and its subsidiary and affiliated property-casualty insurance companies ("Travelers Indemnity"), including Gulf Insurance Company and its subsidiaries ("Gulf"). The operations of the Aetna P&C Businesses are not included in this discussion. See "Pending Acquisition" below.

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

Property-Casualty Commercial Lines

   Principal Products

      Property-Casualty Commercial Lines ("Commercial Lines") writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in Commercial Lines are as follows:

      Workers' compensation provides coverage for the obligation of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. Workers' compensation policies are often written in conjunction with other commercial policies. Commercial Lines offers three types of workers' compensation products: (i) guaranteed cost products, in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience;
(ii) retrospectively rated policies, which are adjusted based on actual loss experience of the insured during the policy period; and (iii) service programs, which are generally sold to the

Company's larger National Accounts, where the Company receives fees for providing policy service, loss prevention, risk management, claims administration and benefit administration to organizations pursuant to service agreements. Workers' compensation products are designed to maximize cost savings on service delivery efficiency and to minimize loss payout through effective use of managed care. Managed care is a strategy involving employer, employee and care providers in a cooperative effort that focuses on cost-effective quality care.

      General liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage for directors' and officers' liability arising in their official capacities, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, commercial umbrella and excess insurance.

      Multiple peril provides coverage for businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water, theft and vandalism and protects businesses from financial loss due to business interruption.

      Commercial automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

      Property provides coverage for loss or damage to buildings, inventory and equipment from various events such as natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.


      Premium equivalents, presented in the following tables, represent estimates of premiums that customers would have been charged under a fully insured arrangement. The amounts are based on expected losses associated with non-risk bearing components of each account, as determined in the pricing process. Premium equivalents do not represent actual premium revenues.

      The following tables set forth written premiums, net of reinsurance, and premium equivalents for Commercial Lines.

                        Premiums and Premium Equivalents
                                  (in millions)

                                         Year Ended December 31,
                                      ---------------------------
                                          1995      1994    1993
                                          ----      ----    ----

Net written premiums by product line:
  Workers' compensation(1)             $   743    $  907  $1,001
  General liability                        412       426     478
  Multiple-peril                           308       304     279
  Automobile                               418       417     443
  Property and other                       428       337     298
                                        ------    ------  ------
   Total net premiums                    2,309     2,391   2,499
  Premium equivalents(1)                 2,821     2,990   2,757
                                        ------    ------  ------
   Total net written premiums and
   premium equivalents                 $ 5,130    $5,381  $5,256
                                        ======     =====   =====

Net written premiums by market:
  National Accounts
   Net written premiums                $   703    $  835  $1,053
   Premium equivalents                   2,780     2,959   2,757
                                        ------    ------  ------
      Total National Accounts(1)         3,483     3,794   3,810
                                        ------    ------  ------
  Commercial Accounts
   Net written premiums                    730       791     744
   Premium equivalents                      41        31       0
                                        ------    ------  ------
      Total Commercial Accounts            771       822     744
                                        ------    ------  ------
  Select Accounts
   Net written premiums                    542       466     490
  Specialty Accounts
   Net written premiums                    334       299     212
                                        ------    ------  ------
      Total net written premiums and
            premium equivalents        $ 5,130   $ 5,381 $ 5,256
                                        ======    ======  ======

______________________________
(1) The decrease in 1995 is primarily attributable to the depopulation of the involuntary pools as insureds move to the voluntary markets.

   Principal Markets and Methods of Distribution

      Commercial Lines is organized to serve the needs of its customer base by market: National Accounts ("National"), Commercial Accounts, Select Accounts ("Select") and Specialty Accounts ("Specialty"). Each marketing and underwriting area targets specific segments of the marketplace based upon key risk characteristics including size of business, risk profile and specific customer needs. National serves large organizations, as well as employee groups, associations and franchises, and includes the Company's alternative market business, which primarily covers workers' compensation products and services. Commercial Accounts focuses on medium-sized businesses, while Select serves small businesses and individuals with commercial exposures.

      National customers typically generate annual direct written premiums (including premium equivalents) of over $1 million and generally select products under retrospectively rated plans, large self-insured retentions or some other loss-responsive arrangement. National programs involve both insurance (i.e., risk transfer) and risk service (i.e., claims settlement, loss control and risk management). Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are currently distributed through approximately 20 major national brokers with offices throughout the United States. Based on net written premiums and premium equivalents of $3.483 billion, National constituted approximately 68% of the Commercial Lines business in 1995.

      National customers often demand risk service programs where the ultimate cost is based on their own loss experience. Programs offered by the Company include claim settlement, loss control and risk management services and are generally offered in connection with a retrospectively rated insurance policy or a self-insured program. This type of policy limits the insurance risk to Commercial Lines.

      The alternative market business of Commercial Lines sells claim and policy management services to workers' compensation assigned risk plans, self-insurance pools and niche voluntary markets throughout the United States. Since 1993, state assigned risk plan contracts have been awarded through a formal state-by-state bid process. Contracts, which are generally for three-year terms, are awarded by state agencies based on quality of service and price. The Company has emerged from these bids as the largest assigned risk plan servicing insurer in the industry, with a 35% share of the market. The Company also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various programs to other insurers and niche market employers.

      Commercial Accounts sells a broad range of property and casualty insurance products through a network of independent agents and brokers. Commercial Accounts generally targets businesses with 75 to 1,000 employees and generating between $50,000 and $1 million in annual direct written premiums and premium equivalents. Commercial Accounts offers a full line of products to its customers, with an emphasis on guaranteed cost products. It also offers retrospectively rated or large deductible programs to its customers. Based on net written premiums and premium equivalents of $771 million, Commercial Accounts constituted approximately 15% of the Company's Commercial Lines business in 1995.

      Commercial Accounts has been increasing its "program marketing," which offers businesses in certain targeted industries specialized coverages and highly competitive pricing. Commercial Accounts is currently targeting the manufacturing industry, including metal products, industrial machinery manufacturing, food processing, advanced technology, mineral products, wood products and plastics and rubber products manufacturing. Specific industry knowledge enables the Company to select better managed companies in an industry segment, to tailor specialized coverages for these companies and to link price to the exposures and controls of an individual risk through the use of a proprietary rating program. Instead of relying on rating bureaus to establish prices for products, the Company uses its proprietary data, which contains many years of data from its extensive underwriting and pricing experience. Accordingly, subject to applicable state regulations, prices are derived from numerous variables that apply to specific risks, as well as factors related to the insured. The Company believes that relying on extensive data bases, rather than relying on data from industry rating bureaus, provides a competitive advantage to the Company in pricing and underwriting individual risks. The Company uses components of this specialized business approach in its other lines of business, specifically in connection with loss control and processing efficiencies.

      Select serves individuals who have commercial exposures and firms with one to 75 employees, typically generating up to $50,000 in annual direct written premiums. Products offered to Select customers are generally guaranteed cost policies, often a packaged product covering property and general liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products. Based on net written premiums of $542 million, Select constituted approximately 11% of the Company's Commercial Lines business in 1995.

      Specialty markets to small, medium, and large customers and distributes primarily through specialty producers and retail and wholesale brokers throughout the United States. The Company's Specialty business requires specialized underwriting and generally has better combined ratios and lower loss frequencies than traditional lines.

      Specialty business is written through Gulf and Travelers Indemnity. The principal products of Travelers Specialty include general liability for select product liability risks, commercial umbrella and excess liability, medical malpractice, various forms of professional liability insurance, errors and omissions liability, excess property, and various coverages that target the transportation industry. Gulf Specialty focuses on many non-traditional lines of business with a particular focus on the financial services market. Products include directors and officers liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for non-professionals and professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors. Gulf Specialty also writes umbrella coverage for various industries and provides insurance products to the entertainment industry. Travelers and Gulf Specialty also assume various types of reinsurance on both a proportional and a non-proportional basis.

Based on net written premiums of $334 million, Specialty constituted approximately 6% of the Company's Commercial Lines business in 1995.

      The following table shows the distribution of Commercial Lines' 1995 premiums for the states that accounted for the majority of the premium volume.

                                      % of
                    State             Total
                    -----             -----
                    New York          12.8%
                    Texas              8.0
                    California         6.3
                    Massachusetts      6.2
                    Florida            4.8
                    Illinois           4.7
                    New Jersey         4.6
                    Pennsylvania       4.2
                    Tennessee          3.2
                    Missouri           3.1
                    Michigan           3.0
                    All others(1)     39.1
                                      ----
                    Total            100.0%
                                     =====

______________________________
(1)   No one of these states accounted for as much as 3.0% of the total.

   Pricing and Underwriting

      Pricing levels for the Company's property and casualty insurance products are generally developed based upon frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. National account business is less affected by pricing because a significant portion of the business is fee-for-service. However, pricing continues to be very competitive. Commercial Accounts and Select primarily sell guaranteed cost products. Price increases for such guaranteed cost products have not kept pace with loss cost inflation in recent years. The softness in Commercial Accounts business was partially offset by continued growth in industry-specific programs and in retrospectively rated policies and other loss-responsive products.

      A significant portion of the Commercial Lines business is written with retrospectively rated insurance policies as well as high deductible policies in which the ultimate cost of insurance for a given policy year is dependent on the loss experience of the insured. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the payment terms and long-term nature of the loss development reduces insurance risk, it introduces some additional credit risk. Receivables from holders of retrospectively rated policies totaled approximately $740 million at December 31, 1995. Collateral, primarily letters of credit, and, to a lesser extent, cash collateral, is generally requested for contracts that provide for deferred collection of ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the client and the nature of the insured risks. Commercial Lines continually monitors credit exposure of individual accounts and the adequacy of collateral.

      A variety of factors continue to affect the casualty market. The Company attempts to avoid exposure to high hazard liability risks through careful underwriting, extensive use of retrospective rating, large deductibles and reliance on financially secure reinsurers. The workers' compensation line has improved dramatically across the industry over the past few years, in part due to loss management efforts of the insureds and providers such as Travelers Indemnity. Legislative reform, economic conditions, insurer investment, employer involvement and lower medical inflation have all contributed to this positive impact. During 1995, in reaction to the improvement, industry rates have fallen and insurer price competition has accelerated. The resulting price deterioration has exceeded loss cost improvement causing combined ratios to increase three to four points for the industry. Excluding the impact of retrospective premium reserve and loss reserve adjustments in both 1994 and 1995, Commercial Lines workers' compensation combined ratios increased from 110.2% in 1994 to 111.6% in 1995, indicative of the emerging pricing environment. This business is subject to retrospective rating premium adjustments, and accordingly the net impact on results of operations of the premium adjustment and loss reserve development is minimal. In addition, because of the improving industry trends within workers' compensation, insurers have increased their voluntary market share, thereby reducing the size of the involuntary market. As a result, Travelers Indemnity's service volume from the National Council on Compensation Insurance has declined from $431 million in 1994 to $323 million in 1995. However, its direct assignment volume has increased from $217 million for 1994 to $243 million for 1995. Under direct assignment, Travelers Indemnity acts as a third-party administrator for other insurance carriers to fulfill their involuntary pool requirement.

      In the commercial property market, catastrophe losses, net of taxes and reinsurance, were $7 million in 1995 compared to $30 million in 1994. The commercial property market capacity remained adequate during 1995, keeping downward pressure on pricing.

      Commercial Lines has developed an underwriting methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach utilizes proprietary data gathered and analyzed by Commercial Lines over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that the Company does not compromise its underwriting integrity. This process is linked with strong underwriting interaction and review at the Company's and agents' locations. Travelers Indemnity is also a member of, and therefore participates in, the underwriting operations of insurance and reinsurance pools and associations, several of which make independent underwriting decisions on behalf of their members. These pools insure specialized risks such as aviation, nuclear power plants and transportation of energy materials and other specialty risks.

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

      Environmental Claims

      As a result of various state and federal regulatory efforts aimed at environmental remediation (particularly "Superfund"), the insurance industry has been, and continues to be, involved in extensive litigation involving policy coverage and liability issues. In addition to the regulatory pressures, the Company believes that certain court decisions have expanded insurance coverage beyond the original intent of the insurers and insureds, frequently involving policies that were issued prior to the mid-1970s. The results of court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

      Certain of the Company's subsidiaries are part of the industry segment affected by these issues and continue to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. The review of environmental claims includes an assessment of the probable liability, available coverage, judicial interpretations and historic value of similar claims. In addition, the unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, such as: the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the willingness and ability of other potentially responsible parties to contribute to the cost of the required remediation at each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any; the number of years of coverage, if any; the obligation to provide a defense to insureds, if any; and the applicable law in each jurisdiction. Analysis of these and other factors on a case-by-case basis results in the ultimate reserve assessment.

      Environmental loss and loss expense reserves of the Company at December 31, 1995 were $404 million, net of reinsurance of $50 million. Approximately 24% of such loss and loss expense reserves (approximately $95 million) were case reserves for resolved claims. The Company does not post individual case reserves for environmental claims in which there is a coverage dispute until the dispute is resolved. Until then, the estimated amounts for disputed coverage claims are carried in a bulk reserve, together with unreported environmental losses.

      The property and casualty industry does not have a standard method of calculating claim activity for environmental losses. Generally, for environmental claims, the Company establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant, e.g., a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. The Company adheres to its method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

      As of December 31, 1995, the Company had approximately 10,500 pending environmental-related claims and had resolved over 20,600 such claims since 1986. Approximately 65% of the pending environmental-related claims in inventory represent active federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

      The Company generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. In addition, with respect to settlement of many of the environmental claims there is a "buy-back" of the future environmental liability risks by the Company, together with appropriate indemnities and hold harmless provisions to protect the Company.

      Asbestos Claims

      In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intentions of the contracting parties. These policies generally were issued prior to the 1980s. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of encapsulated asbestos.

These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage.

      There has emerged a group of nonproduct claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. In addition, various insurers, including Travelers Indemnity, remain defendants in an action brought in Philadelphia regarding potential consolidation and resolution of future asbestos bodily injury claims. The cumulative effect of these judicial actions on the Company and its insureds currently is uncertain.

      Also, various classes of asbestos defendants, including major product manufacturers, peripheral and regional product defendants as well as premises owners, continue to tender asbestos-related claims to the insurance industry. Because each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis.

      The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by the Company on behalf of its insureds have also precluded the Company from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future.

      Asbestos loss and loss expense reserves of the Company at December 31, 1995 were $402 million, net of reinsurance of $293 million. Approximately 82% of the net asbestos reserves at December 31, 1995 represented incurred but not reported losses.

      In relation to these asbestos and environmental-related claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverables. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, the Company believes that it is not likely these claims will have a material adverse effect on the Company's financial condition or liquidity.

      For additional information regarding asbestos and environmental-related claims, see the discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Property-Casualty Personal Lines

   Principal Products

      Property-Casualty Personal Lines ("Personal Lines") writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals, which accounted for 97% of the net written premium generated by Personal Lines in 1995. The Company has approximately 1.8 million auto and homeowners policies in force in 1995 and has ranked among the five largest providers of personal insurance among agency companies.

      Personal automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

      Homeowners provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Personal Lines writes homeowners insurance for dwellings, condominiums, mobile homes and rental property contents. The Company also offers a range of other products providing umbrella liability coverage and protection for boats and personal articles such as jewelry.

      The following table sets forth written premiums, net of reinsurance, for Personal Lines.
                                    Premiums
                                  (in millions)

                                    Year Ended December 31,
                               -------------------------------
                                 1995         1994        1993
                                 ----         ----        ----
Automobile(1)                  $1,008       $1,187       $1,202
Homeowners                        253          209          122(2)
Other                              37           37           37
                                 ----         ----         ----
  Total premiums               $1,298       $1,433       $1,361
                                =====        =====        =====

______________________________
(1) The written premium decline in 1994 and in 1995 reflects the sale of Bankers and Shippers Insurance Company in October 1994. Bankers and Shippers Insurance Company primarily writes nonstandard private passenger automobile insurance.
(2) Homeowners written premiums in 1993 were reduced by the purchase of additional reinsurance to reduce exposure to catastrophe losses.

   Principal Markets and Methods of Distribution

      Personal Lines business is distributed through approximately 3,000 independent agencies, supported by a network of 15 field marketing offices and two regional service centers. The principal markets for Personal Lines insurance are in states along the East coast, in the South, and in the Midwest.

      Insurance companies generally market personal automobile and homeowners insurance through one of two distribution systems: independent agents or direct writing. The independent agents that distribute the Company's Personal Lines products usually represent several unrelated property-casualty companies. In contrast, direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers typically have relative to companies using independent agents, the direct writing companies have expanded their market share.

      Personal Lines continues to focus on the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company has pursued a number of initiatives to broaden its distribution of Personal Lines products, by developing special products for affinity groups, employee groups and other sponsoring organizations and co-marketing arrangements with other insurers. In 1994, Personal Lines began writing private passenger automobile and homeowners insurance marketed by licensed members of the PFS sales force in order to broaden the distribution of its Personal Lines products. This program has expanded to 14 states as of December 31, 1995, and is expected to reach approximately 75% of all states by the end of 1996.

      For 1995, Personal Lines business was concentrated in the states shown in the table below.

                                      % of
                    State             Total
                    -----             -----
                    New York          21.9%
                    Massachusetts     15.1
                    New Jersey         9.1
                    Florida            8.0
                    Pennsylvania       6.2
                    Connecticut        4.8
                    Virginia           4.7
                    Georgia            4.7
                    Texas              3.5
                    All others(1)     22.0
                                    ------
                    Total            100.0%
                                    ======

______________________________
(1)   No one of these states accounted for as much as 3.0% of the total.

      In addition, approximately 47% of Personal Lines' homeowners premiums in 1995 was in New York, Florida, Massachusetts and New Jersey.

   Pricing and Underwriting

      Pricing for personal automobile insurance is driven by changes in the relative frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining approval of the state regulatory authority for indicated rate increases. Premiums charged for physical damage coverages reflect insured car values and, accordingly, premium levels are somewhat related to the volume of new car sales.

      Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners' policies offer automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly tornadoes and hurricanes. The high level of catastrophe losses in recent periods has resulted in a reduced availability of homeowners insurance and has led to higher prices for homeowners policies in some markets. In order to reduce its exposure to catastrophic hurricane losses, Travelers Indemnity has limited its writing of homeowners policies in certain hurricane-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York are subject to state-imposed restrictions, the general effect of which is to retard an insurer's ability to withdraw from such areas.

      Insurers writing property liability policies are generally unable to increase rates until sometime after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states, including New York, require prior approval of rate increases.

      Underwriting of Personal Lines products is conducted primarily by independent agents. Agents underwrite Personal Lines policies under strict underwriting guidelines established and monitored by Personal Lines. Each agent is assigned to a specific employee of Personal Lines responsible for working with the agent on business plan development, marketing, and overall growth and profitability. Personal Lines' agency level management information enables quick understanding of results and identification of problems and opportunities.

      Personal Lines has implemented various programs over the past several years in order to improve financial results, including expense reductions, the termination of contracts of underperforming agents and the withdrawal from markets where Personal Lines had a small market share or saw little potential for long-term, profitable growth. While these actions have reduced the overall size of the Personal Lines business compared to prior periods, the core automobile and homeowners insurance businesses grew in 1995 in areas targeted for growth, in terms of the number of policies and premium volume.

Pending Acquisition

   The Acquisition Agreement

      Pursuant to the Stock Purchase Agreement dated as of November 28, 1995 between The Travelers Insurance Group Inc. ("TIGI") and Aetna (the "Stock Purchase Agreement"), TIGI agreed to purchase all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company for a purchase price of $4 billion, subject to certain adjustments. TIGI assigned its rights under the Stock Purchase Agreement to Travelers/Aetna Property Casualty Corp. ("TAP"). The transaction, which is subject to various regulatory approvals, is expected to be completed around the end of the first quarter of 1996.

      Aetna has agreed that for a period of five years from the closing under the Stock Purchase Agreement, it will not engage in any business in the United States, Canada or the United Kingdom that competes with any of the Aetna P&C Businesses as conducted in such countries as of the closing, with certain limited exceptions. Aetna has entered into a license agreement with The Aetna Casualty and Surety Company and The Standard Fire Insurance Company that permits those companies and their subsidiaries to use the Aetna name, in connection with and for the purpose of identifying the property and casualty insurance services rendered by such entities, through December 31, 1998. Aetna has also agreed not to license the Aetna name to anyone else for use in a property and casualty insurance business until after December 31, 2001. TAP is required to remove the Aetna name from its corporate name by December 31, 1997.

   Financing

      TAP is a new holding company that will own the property and casualty subsidiaries purchased from Aetna and the existing property and casualty subsidiaries of Travelers Indemnity. The Company expects to capitalize TAP initially by contributing approximately $1.1 billion to its capital, from a combination of cash on hand and borrowings by the Company. The Company may provide additional funds in the form of temporary capital in order to finance the transaction. In addition, it is anticipated that TAP will finance the acquisition with an aggregate of $525 million in equity investments from a small group of private investors, and borrowings under a five-year revolving credit facility in the aggregate principal amount of up to $2.65 billion provided by a syndicate of banks led by Citibank, N.A., Chemical Bank and Morgan Guaranty Trust Company.

      TAP has filed a registration statement with the Commission covering shares of its common stock. Upon the completion of the offering contemplated by that registration statement, the Company will own approximately 83% of TAP's common stock. It is anticipated that the proceeds of the offering will be used by TAP to repay a portion of the borrowings under the credit facility referred to above. In addition, following its common stock offering, TAP expects to offer debt and trust preferred securities to the public, the proceeds of which will be used for general corporate purposes, which may include repayment of other acquisition-related indebtedness.

   Businesses to be Acquired

      The following description of the property and casualty operations of Aetna appears in Aetna's Annual Report on Form 10-K for the fiscal year ended December 31, 1995: "Commercial and personal coverages accounted for 70% and 30%, respectively, of Aetna's 1995 property-casualty net written premiums. Commercial coverages are sold for risks of all sizes and include fire and allied lines, multiple peril, marine, workers' compensation, general liability (including product liability), commercial automobile, certain professional liability, and fidelity and surety bonds. In addition, Aetna offers various services to businesses that choose to self-insure certain exposures. Aetna also reinsures various property and liability risks, primarily through agreements with nonaffiliated insurers, on both a treaty and facultative basis. Personal coverages include auto and homeowners insurance."

INSURANCE SERVICES -  GENERAL
-----------------------------

      The following table summarizes the current financial strength and claims-paying ratings of the Company's insurance companies. These ratings are not a recommendation to buy, sell or hold securities, and they may be revised or withdrawn at any time. Each rating should be evaluated independently of any other rating.
                                                  Moody's
                 A.M. Best        Duff &         Investor's          Standard
                  Company      Phelps Corp.     Service Inc.      & Poor's Corp.
                  -------      ------------     ------------      --------------
TIC            A  (excellent)  AA- (very high)    A1 (good)       A+ (good)
Primerica Life A- (excellent)       -                 -           AA (excellent)
TLAC           A  (excellent)       -                 -           A+ (good)

Travelers Indemnity
 Pool(1)       A  (excellent)  AA- (very high)    A1 (good)       AA-(excellent)
Gulf Pool(2)   A+ (superior)        -                 -                -
______________________________
(1) The companies that participate in the pool are The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Illinois, The Travelers Indemnity Company of Connecticut and The Travelers Indemnity Company of Missouri. Effective January 1, 1996, TravCo Insurance Company and The Travelers Home and Marine Insurance Company joined the pool.
(2) The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company, Atlantic Insurance Company and Gulf Group Lloyds.

      In November 1995, in connection with the proposed acquisition of the Aetna P&C Businesses, the Travelers Indemnity pool was put on credit watch by Standard & Poor's Corporation with a negative outlook.

Reinsurance

      The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect surplus. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance is subject to collectibility in all cases and to aggregate loss limits in certain cases. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically.
Reinsurers are selected based on their financial condition and business
practices.   For additional information concerning reinsurance, see Note 12 of
Notes to Consolidated Financial Statements.

      At December 31, 1995, the Company had $4.7 billion in property-casualty reinsurance recoverables. Of this amount, $2.8 billion was ceded to industry pools and associations, which have the strength of the participating insurance companies supporting these cessions, and the remainder is due from reinsurers. Two of the Company's largest reinsurers, Lloyd's of London and General Reinsurance Corporation, had assumed losses from the Company at December 31, 1995 of $289 million and $169 million, respectively. Lloyd's of London is currently undergoing restructuring to seek to obtain additional capital and to segregate claims for years 1992 and prior. The ultimate effect of this restructuring on the Company's reinsurance recoverables is not yet known. The Company does not believe that any uncollectible amounts of reinsurance recoverables would be material to its results of operations, financial condition or liquidity. See
Item 3, "Legal Proceedings," for additional information regarding Lloyd's of London.

   Life Insurance

      The Company's policy is to obtain reinsurance on individual life policies for amounts above certain retention limits, which limits vary with age and underwriting classification. Most new business is now reinsured under an 80%/20% quota share reinsurance program. In addition, effective January 1, 1995, numerous universal life policies issued before 1995 were also ceded under an 80%/20% quota share reinsurance program. Retention on life insurance risks after reinsurance remains up to a maximum of $1.5 million per insured for an ordinary life risk, depending on the subsidiary involved, the type of policy, the year of issue and the age of the insured. Other reinsurance arrangements are made from time to time to cede or assume existing blocks of business.

   Property and Casualty Insurance

      The Company uses a variety of reinsurance agreements, primarily with non-affiliated reinsurers, to control its exposure to large property and casualty losses. The agreements include: (i) facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated; (ii) treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and (iii) catastrophe reinsurance, in which the ceding company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event. These agreements, which renew at various dates, are generally reviewed and renegotiated annually. The Company expects to reevaluate its reinsurance needs after its acquisition of the Aetna P&C Businesses. The reinsurance arrangements described below are those in force as of December 31, 1995.

      Currently, for third-party liability, including automobile no-fault, the reinsurance agreements used by the Commercial Accounts and Select divisions of Commercial Lines limit their net retention to a maximum of $5 million per insured, per occurrence. For commercial property insurance, there is a $5 million retention per risk with 100% reinsurance coverage for risks with higher limits. For National, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. The reinsurance agreements in place for Personal Lines umbrella policies cover 90% of each loss between $1 million and $5 million.

      In addition to traditional reinsurance agreements that serve to control its exposure to loss, Travelers Indemnity and its affiliates act as servicing carriers for many pools and associations, such as state workers' compensation pools. See "Property & Casualty Insurance Services -- Property-Casualty Commercial Lines." These transactions are reflected as direct business on the Company's books and records. This business is then ceded to the pools and recorded as reinsurance ceded.

   Catastrophe Reinsurance

      The Company utilizes reinsurance agreements to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance coverage averages 74% of total losses between $175 million and $375 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance covers 100% of losses between $10 million and $160 million and for losses caused by property perils, reinsurance coverage averages 74% of losses between $175 million and $345 million. The Commercial Accounts and Select business units purchased an agreement covering workers' compensation losses that reinsures 100% of occurrences between $2 million and $10 million.

      For commercial property insurance sold through Commercial Accounts and Select, 20% of all losses were reinsured in 1995, subject to a fixed dollar occurrence limitation of $225 million. For Personal Lines homeowners insurance 16.25% of losses were reinsured up to a maximum recovery per occurrence of 150% of ceded premium or approximately $68 million.

Competition and Other Factors Affecting Growth

   Life Insurance

      The Company's life insurance businesses compete with national, regional and local insurance companies. Competition is based upon price, product design and services rendered to producers and policyholders. The insurance industry is extremely competitive, in both price and services, and no single insurer is dominant. The recent trend of consolidations in the industry has added to the competitive environment. Insurance companies that operate through salaried personnel and employee agents may benefit from cost advantages, once they have achieved sufficient size, over insurers that utilize independent agents and brokers. The PFS sales force is composed of independent commissioned agents, and approximately 27% of the Travelers Life and Annuity individual annuity premiums and deposits were sold through independent agents in 1995. PFS competes in its market segment by emphasizing the value of term life insurance, and aggressively markets its products which often replace existing life insurance policies underwritten by other companies, including cash value whole life policies.

      In January 1995, the U.S. Supreme Court ruled that national banks may sell annuities. It is not clear at this time whether the decision will have a positive or negative impact upon the Company's annuity sales.

      Savings banks also compete directly in the sale of life insurance in Connecticut, Massachusetts and New York. Competition for the savings dollar arises from entities such as banks, investment advisors, mutual funds and other financial institutions.

      PFS Investments is registered as a broker-dealer with the Commission, in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Tower Square Securities is registered as a broker-dealer with the Commission, in 49 states, Puerto Rico and the District of Columbia. Similarly, Copeland Equities, Inc., a subsidiary of Copeland, is registered as a broker-dealer with the Commission, in 47 states and the District of Columbia. Each is subject to extensive regulation by those agencies and the securities administrators of those jurisdictions, primarily for the benefits of its customers, including minimum capital and licensing requirements. PFS Investments faces competition not only from large financial services firms offering products and services that cross traditional business boundaries, but also from insurance companies, including other subsidiaries of the Company, offering life insurance products with investment features. The major role of Copeland Equities, Inc. and Tower Square Securities is to facilitate the sale of variable life and annuity products issued by Travelers Life and Annuity.

   Property and Casualty Insurance

      Property-casualty insurance is highly competitive in the areas of price, service, agent relationships and, in the case of personal property-casualty business, method of distribution (i.e., use of independent agents, captive agents and/or employees). There are approximately 3,900 property-casualty insurance companies in the United States. Of these companies, approximately 900 operate in all or most states and write the vast majority of the business in the industry while over 2,300 offer one or more personal property-casualty products similar to those marketed by the Company. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, high deductibles, risk-purchasing groups, risk-retention groups and captive companies.

      The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size. Companies may be small local firms, large regional firms or large national firms, as well as self-insurance programs or captive insurers. Market competition works to set the price charged for insurance products and the level of service provided, within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

      The National market is highly competitive on the basis of quality of service provided and, to a lesser extent, on the basis of price. National business is generally written through national brokers and regional agents. National also competes for state contracts to provide claim and policy management services in the alternative market. These contracts, which generally have three-year terms, are selected by state agencies based on quality of service and price.

      The Commercial Accounts market is highly competitive and this business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily the national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings and response time in policy issuance and claim service. As a result, reduced overhead and improved efficiency through automation to drive down costs are key to success in this market. A competitive advantage resides in local representation and underwriting authority.

      The Select market is highly competitive and is written directly through agents. Both national and regional property-casualty insurance companies compete in the small accounts market. The target market is generally low risk, "main street" business, underwritten and priced using standard industry practices. The Company has established marketing relationships with its distribution network and has provided its agents with defined underwriting policies, competitive prices and automated environments.

      The marketplace in which Specialty competes includes small to medium-sized niche companies that focus on certain types of risk and larger companies or branches/divisions of multi-line companies that offer numerous products covering various risks.

      Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Lines also faces competition from local or regional companies in various markets because of their expense structure or because they specialize in providing coverage to particular risk groups. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. Personal Lines also competes with other independent agency companies for business in each of the agencies representing it who also offer policies of competing companies. At the agency level, the Company believes that competition is primarily based on the level of service, including claims handling, level of automation and the development of long-term relationships with the individual agents. Personal Lines also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally do not pay commissions, they may be able to obtain business at a lower cost than Personal Lines, which sells its products primarily through independent agents and brokers. Due to the expense advantage, the direct writing companies have gradually been able to expand their market share.

      In recent years, reductions in the volume of Personal Lines voluntary business have caused similar reductions in the involuntary business assigned to the Company. However, this trend has been somewhat offset by increases in the size of many of the pools themselves. Awareness of the catastrophe exposure in certain personal lines homeowners markets has caused some insurance companies to withdraw from or reduce their writings in the personal lines market, which has forced more individuals to obtain insurance in the involuntary market.

Regulation

      The Company's insurance subsidiaries are subject to considerable regulation and supervision by insurance departments or other authorities in each state or other jurisdiction in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of the insurers' stockholders. Typically, state regulation extends to such matters as licensing companies, regulating the type, amount and quality of permitted investments, licensing agents, regulating aspects of a company's relationship with its agents, requiring market conduct surveys, recording complaints, restricting expenses, commissions and new business issued, restricting use of some underwriting criteria, regulating rates, forms and advertising, specifying what might constitute unfair practices, fixing maximum interest rates on policy loans and establishing minimum reserve requirements and minimum policy surrender values. Such powers also extend to premium rate regulation, which varies from open competition to limited review upon implementation, to requirements for prior approval for rate changes. State regulation may also cover capital and surplus and actuarial reserve maintenance, setting solvency standards, mandating loss ratios for certain kinds of insurance, limiting the grounds for cancellation or nonrenewal of policies and regulating solicitation and replacement practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and require prior approval or notification of any change in control of an insurance subsidiary.
In addition, under insurance holding company legislation, most states regulate affiliated groups with respect to intercompany transfers of assets, service arrangements and dividend payments from insurance subsidiaries. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition of companies and other matters.

      Virtually all states mandate participation in insurance guaranty associations and/or insolvency funds, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. Under these arrangements, insurers are assessed their proportionate share (based on premiums written for the relevant lines of insurance in that state each year) of the estimated loss and loss expense of insolvent insurers. Similarly, as a condi-tion to writing a line of property and casualty business, many states mandate participation in "fair plans" and/or "assigned risk pools" that underwrite insurance for individuals and businesses that are otherwise unable to obtain insurance. Participation is based on the amount of premiums written in past years by the participating company in an individual state for the classes of insurance involved. These plans or pools traditionally have been unprofitable, although the effect of their performance has been partially mitigated in certain lines of insurance by the states' allowance of increases in rates for business voluntarily written by plan or pool participants in such states. For workers' compensation plans or pools the effect may be further mitigated by the method of participation selected by insurance companies.

      Many jurisdictions require prior regulatory approval of rate and rating plan changes and some impose restrictions on the cancellation or nonrenewal of risks and the termination of agency contracts, or have regulations that preclude immediate withdrawal from certain lines of business. Some lines of business, such as commercial automobile and workers' compensation, experience rate inadequacies in certain jurisdictions. Automobile insurance is also subject to varying regulatory requirements as to mandated coverages and availability, such as no-fault benefits, assigned risk pools, reinsurance facilities and joint underwriting associations. The added expense associated with involuntary pools in this and other areas has adversely affected profitability.

      In addition to state insurance laws, the Company's insurance subsidiaries are also subject to general business and corporation laws, state securities laws, consumer protection laws, fair credit reporting acts and other laws. The insurance industry generally is exempt from federal antitrust laws because of the application of the McCarran-Ferguson Act.

      Connecticut legislation requires notice to and prior approval by the Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) ten percent of an insurer's surplus or (ii) net gain from operations (for life companies) or net income (for non-life companies), in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices.

      Under the legislation, a maximum of $580 million of statutory surplus is available in 1996 for dividends from TIGI, the parent of TIC and Travelers Indemnity, to Travelers Group Inc. without prior approval of the Connecticut Insurance Department.

      Certain variable life insurance and individual and group variable annuities, as well as modified guaranteed annuities, and their related separate accounts are subject to regulation by the Commission.

      Congress has considered and continues to consider several proposals to revise the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund"). It is not possible to predict whether such proposed legislation will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

      See "Property-Casualty Commercial Lines -- Hazardous Substances" on pages 29 to 31 for a discussion of the effect on the Company of various state and federal regulatory efforts aimed at environmental remediation.

      In December 1992, the Florida legislature created the Residential Property and Casualty Joint Underwriting Association ("RPCJUA") to provide residential property and casualty insurance to individuals who cannot obtain coverage in the voluntary market. In May 1995, the legislature extended the RPCJUA to provide property and casualty insurance to condominium associations and owners of apartment buildings and similar types of property. Property-casualty insurance companies in Florida, including Travelers Indemnity, will be required to share the risk in the RPCJUA.

      In November 1993, the Florida legislature created the Florida Hurricane Catastrophe Fund ("FHCF") to provide reimbursement to insurers for a portion of their future catastrophic hurricane losses. The FHCF is partially funded by premiums from the insurance companies that write residential property business in Florida and assessments on insurance companies that write other property and casualty insurance in Florida, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity existing at the time of a significant catastrophe in Florida.

      Proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

   Risk-Based Capital Requirements

      The NAIC has approved formulas and model laws to implement risk-based capital ("RBC") requirements for life insurance companies and for property-casualty insurance companies. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.

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

      Forty-five percent of the baseline PCRBC calculation is defined as Authorized Control Level RBC for 1995 (this percentage was 40% in 1994, and will increase to 50% for 1996). The PCRBC ratio is then calculated from data contained in the annual statement.

      Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level," which requires an insurer to submit a plan of corrective action (an "RBC plan") to the regulator if surplus falls below 200% but is greater than 150% of the RBC amount. The "regulatory action level" requires an insurer to submit an RBC plan, and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order, if surplus falls below 150% but is greater than 100% of the RBC amount. The third level is the "authorized control level," which allows the relevant

Insurance Commissioner to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% but is greater than 70% of the RBC amount. The fourth level is the "mandatory control level," which requires the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

      The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1995, all of the Company's life and property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

   Insurance Regulatory Information System

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

      In each of the last three years certain of the Company's subsidiaries have been "flagged" by the IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same.

Reserving Methods

      Reserves are subject to ongoing review as additional experience and other data become available. Increases or decreases to reserves for loss and loss adjustment expenses may be made, which would be reflected in operating results for the period in which such adjustments, if any, are made.

      Property-casualty loss reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses that have been reported but not yet settled, reopened claims and claims that have been incurred but not reported. Property-casualty personal and commercial lines actuaries use a number of generally accepted actuarial and statistical techniques to estimate ultimate liabilities. These techniques generally rely upon analyses of historical development patterns of various types of accident year data. Typically, these techniques utilize review of paid and incurred claim data and paid and incurred expense data, closed claim data, claim counts, claim costs and various types of pricing data.

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

      At December 31, 1995, the investment holdings of the companies included in the insurance services segments were composed primarily of fixed maturities. At December 31, 1995, approximately 95.3% in total dollar amount of the fixed maturities portfolios of such companies had investment grade ratings. The remaining investments are principally mortgage loans and real estate, discussed below, policy loans and other investments. For additional information regarding these investment portfolios, see Note 5 of Notes to Consolidated Financial Statements and the discussion of Asset Quality in the Insurance Services Segment discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations." State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies.

      Consistent with the nature of related contract obligations, the invested assets attributable to group insurance and individual life, accident and health and financial services are primarily long-term fixed income investments such as corporate debt securities, mortgage and asset-backed securities and mortgage loans. A small portion of the invested assets related to these operations is in preferred and common stocks and real estate equity investments. The Company did not originate a significant amount of new real estate business in 1995 and does not plan to do so in 1996. The property-casualty fixed maturities portfolios

(principally bonds) are shifted from time to time to respond to the changing economic outlook, insurance underwriting results and the resultant changes in the federal income tax position of the Company and its subsidiaries.

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

   Mortgage Loans and Real Estate Held for Sale

      The Company is continuing its program to dispose of its real estate investments and some of its mortgage loans and to reinvest the proceeds to obtain current market yields. At December 31, 1995, the mortgage loan and real estate held for sale portfolios of the businesses included in the Company's insurance services segments consisted of approximately $4.0 billion and $321 million, respectively. At December 31, 1994 and 1993, the mortgage loan portfolio consisted of approximately $5.4 billion and $7.4 billion, respectively, and the real estate held for sale portfolio consisted of approximately $418 million and $1.0 billion, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

      The Company's accelerated liquidation strategy for foreclosed real estate and certain mortgage loans has mitigated the negative impact that these underperforming portfolios have had on investment income. Management anticipates that approximately half of maturing commercial mortgage loans will be refinanced, restructured, sold or foreclosed. Restructured loans are defined as loans the terms of which have been changed from the original contract generally by lowering the pay rate of interest in the early years after modification. At December 31, 1995, 1994 and 1993, approximately $252 million, $511 million and $1.3 billion, or 6%, 9% and 17%, respectively, of the mortgage loan portfolio was classified as underperforming. Underperforming mortgage loans include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market. Loans which have pay rates of interest after modification that are equal to or above market rates are not included in the underperforming mortgage loan inventory.

      For information regarding the principal balance of mortgage loans at December 31, 1995 by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment premiums. Unscheduled payments and sales of mortgage loans were $1.0 billion in 1995, $1.3 billion in 1994 and $1.0 billion in 1993. The average life of these mortgages is seven years.

      Real estate management evaluates the portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of future projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

      The mortgage loan portfolio and real estate held for sale included in the investment portfolios as of December 31, 1995, 1994 and 1993 are summarized by property type as set forth in the table below. For information summarizing the geographic distribution of the mortgage loan portfolio and real estate assets, see Note 5 of Notes to Consolidated Financial statements.

                                  (in millions)

Property Type:            Mortgage Loans             Real Estate
--------------            --------------             -----------
                     1995     1994    1993     1995    1994     1993
                     ----     ----    ----     ----    ----     ----
Office             $1,551   $2,141  $2,875   $  177   $ 224    $ 641
Apartment             654    1,112   1,711        8       9       66
Hotel                 594      642     782       47      79       77
Retail                449      623     938       42      46      137
Industrial            181      228     267        9      13       69
Other                  45      108     116       26      33       41
                   ------   ------  ------   ------   -----    -----
Total commercial    3,474    4,854   6,689      309     404    1,031
Agricultural          574      562     673       12      14       18
Residential             -        -       3        -       -        -
                   ------   ------  ------   ------   -----    -----
 Total            $ 4,048  $ 5,416 $ 7,365  $   321  $  418   $1,049
                   ======   ======  ======   ======   =====    =====


               COMBINED PROPERTY-CASUALTY PRODUCT LINE INFORMATION

      The following discussion of the Company's combined property-casualty lines displays information for the insurance operations of Property-Casualty Commercial Lines and Property-Casualty Personal Lines on a combined basis. The operating results of old Travelers prior to the December 31, 1993 Merger are not included in the Company's Consolidated Financial Statements, other than for the equity in earnings relating to the 27% previously owned. The operations of the Aetna P&C Businesses are not included in this discussion. See "Property & Casualty Insurance Services - Pending Acquisition."

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

      Estimates for reported claims are established based on judgments by the claim department on a case by case basis. These estimates are reviewed regularly and revised as additional facts become known.

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

      Refer to "Insurance Services - General -- Reserving Methods" at page 46 for a more complete discussion of reserving methodology.

      For a reconciliation of beginning and ending reserve liability balances for 1995, 1994 and 1993, see Note 11 of Notes to Consolidated Financial Statements. The table on page 51 shows the development of the estimated reserves for the 10 years prior to 1995, and includes information for old Travelers for periods prior to the Merger.

      See "Property & Casualty Insurance Services -- Property-Casualty Commercial Lines" for a discussion of environmental and asbestos claims and the Special Liability Group that deals with such claims.

      The differences between the reserves for losses and LAE shown in the table on page 51, which is prepared in accordance with generally accepted accounting principles ("GAAP"), and those reported in the annual statements filed with state insurance departments, which are prepared in accordance with statutory accounting practices ("SAP"), were $(5) million, $(24) million and $32 million for the years 1995, 1994 and 1993, respectively.

Discounting

      The liability for losses for certain long-term disability payments under workers' compensation insurance has been discounted by $528 million at December 31, 1995 using a maximum interest rate of 5%. The corresponding amounts of discount for calendar years 1994 and 1993 were $509 million and $610 million, respectively.

                                    Analysis of Combined Property-Casualty Loss and Loss Adjustment
                                      Expense Development (excluding accident and health business)
                                                             (in millions)


                                                                      Year Ended December 31,
                                                                      -----------------------
                          1985      1986     1987     1988      1989    1990       1991      1992      1993       1994     1995
                          ----      ----     ----     ----      ----    ----       ----      ----      ----       ----     ----


Reserves for Claims and Claim Adjustment Expenses
  Originally Estimated   $5,475   $6,658    $7,644   $8,116    $8,947  $9,239     $9,406    $9,872    $10,190    $10,251  $10,102


Cumulative Amount Paid as of
----------------------------

One year later            1,753    1,839     2,376    2,146     2,430   2,418      2,136     2,206      1,903      1,852
Two years later           2,748    3,261     3,631    3,632     3,992   3,932      3,584     3,556      3,221
Three years later         3,737    4,075     4,648    4,706     5,095   4,993      4,596     4,562
Four years later          4,258    4,760     5,402    5,487     5,878   5,755      5,375
Five years later          4,732    5,303     5,978    6,080     6,481   6,349
Six years later           5,130    5,735     6,443    6,557     6,966
Seven years later         5,459    6,109     6,831    6,963
Eight years later         5,784    6,445     7,170
Nine years later          6,086    6,752
Ten years later           6,367

Reserves Reestimated as of
--------------------------

One year later            5,863    6,799     7,858    8,292     9,099   9,358      9,446    10,014      9,941     10,024
Two years later           6,135    7,078     8,051    8,497     9,220   9,470      9,756    10,116      9,890
Three years later         6,376    7,292     8,254    8,698     9,408   9,898     10,042    10,142
Four years later          6,665    7,569     8,497    8,912     9,954  10,327     10,153
Five years later          6,922    7,765     8,746    9,489    10,425  10,475
Six years later           7,136    8,021     9,334    9,974    10,615
Seven years later         7,368    8,637     9,817   10,149
Eight years later         7,951    9,079     9,959
Nine years later          8,422    9,245
Ten years later           8,540

Cumulative Deficiency
(Redundancy)              3,065    2,587     2,315    2,033     1,668   1,236        747       270      (300)      (227)

Gross liability - end of year                                                                                    $13,872  $14,715
Reinsurance recoverable                                                                                            3,621    4,613
                                                                                                                   -----    -----
Net liability - end of year                                                                                      $10,251  $10,102
                                                                                                                  ======   ======

Gross reestimated liability - latest                                                                             $14,014
Reestimated reinsurance recoverable - latest                                                                       3,990
                                                                                                                   -----
Net reestimated liability - latest                                                                               $10,024
                                                                                                                  ======

Gross cumulative deficiency (redundancy)                                                                            $142
                                                                                                                     ===

      The data in the above table is presented in accordance with reporting requirements of the Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The above data is not "accident year" data, but rather a display of 1985-1995 year-end reserves and the subsequent changes in those reserves.

      For instance, the "cumulative deficiency or redundancy" shown above for each year represents the aggregate amount by which original estimates of reserves as of that year end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1985 included $4 million for a loss which is finally settled in 1995 for $5 million, the $1 million deficiency (excess of actual settlement of $5 million over original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1985-1994 shown above.

      A substantial portion of the cumulative deficiencies in each of the years 1985-1993 arises from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and significantly contracted or terminated the writing of such risks. See "Property & Casualty Insurance Services--Property-Casualty Commercial Lines."

      General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future; however, deficiencies will occur in the future due to the discount on the workers' compensation reserves. Therefore, it would be difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table on page 51.

      A significant portion of National business is underwritten with retrospectively rated insurance policies in which the ultimate cost of insurance for a given year is dependent on the loss experience of the insured. The above table does not reflect amounts recoverable from insureds in the retrospective rating process. Such recoverables tend to significantly mitigate the impact of the cumulative deficiencies shown above. Retrospective rating is particularly significant for National business for the workers' compensation, general liability and commercial automobile liability coverages. This mechanism affords the Company a significant measure of financial protection against adverse development on a large block ($2.6 billion) of net reserves.

Statutory Combined Ratios

      Statutory combined ratios are a measure of property-casualty underwriting results. The combined ratio is the sum of (i) the ratio of incurred losses and loss adjustment expenses to net premiums earned, (ii) the ratio of underwriting expenses incurred to net premiums written and, where applicable, the ratio of dividends to policyholders to net premiums earned. The ratios are computed based on statutory accounting practices, not generally accepted accounting principles. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income or expenses are not reflected in the combined ratio.
The profitability of property-casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid our over a longer period of time, such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period. Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

      The following table and related discussions present information regarding the combined ratios of Travelers Indemnity, including Gulf and the other property-casualty insurance operations of old Travelers and its subsidiaries.

                                              Year Ended December 31,
                                              -----------------------
                                             1995    1994     1993
                                             ----    ----     ----
Personal Lines
  Losses and loss adjustment expenses        74.5     71.0    71.2
  Other underwriting expenses                29.9     29.4    33.2
                                             ----     ----    ----
   Combined Personal Lines                  104.4    100.4   104.4
Commercial Lines
  Losses and loss adjustment expenses        80.6    100.0    98.2
  Other underwriting expenses                24.4     24.7    27.1
                                             ----     ----    ----
   Combined before policyholder dividends   105.0    124.7   125.3
   Combined Commercial Lines                106.3    123.0   126.6
Total Personal and Commercial Lines
  Losses and loss adjustment expenses        78.2     88.7    88.2
  Other underwriting expenses                26.4     26.5    29.2
                                             ----     ----    ----
   Combined before policyholder dividends   104.6    115.2   117.4
   Combined                                 105.4%   114.2%  118.2%

      The increase in the combined ratio for Personal Lines in 1995 compared to 1994 is primarily attributable to the favorable resolution of the New Jersey Market Transition Facility deficit in 1994, the sale of Bankers and Shippers Insurance Company in October 1994 and to favorable loss reserve development in 1994 on prior years' business. The improvement in the combined ratio for Personal Lines in 1994 compared to 1993 is primarily attributable to improved underwriting results due to lower operating expenses and to favorable loss reserve development in 1994 on prior years' business. Catastrophe losses after taxes and net of reinsurance were $12 million in 1995, $26 million in 1994, and $14 million in 1993. Effective April 1, 1995, the Company increased the threshold of losses incurred to qualify a specific event as a catastrophe.

      Personal Lines underwriting profitability is driven principally by results in the automobile line and is influenced by factors such as inflation in medical, legal and auto repair costs, accident frequencies and regulatory actions. Personal Lines has implemented various programs over the past several years in order to improve financial results, including expense reductions, the termination of contracts of underperforming agents and the withdrawal from markets where Personal Lines had a small market share or saw little potential for long-term profitable growth.

      In 1993, 1994 and 1995, Personal Lines purchased additional amounts of reinsurance to reduce its exposure to future catastrophe losses. Homeowners results are heavily influenced by the cost of reinsurance, as well as the incidence of natural catastrophes.

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

      During 1995, asbestos and environmental claims continued to negatively impact other liability lines. The combined impact from these claims added 4.9,
4.6 and 20.3 percentage points to the total 1995, 1994 and 1993 Commercial Lines combined ratio, respectively. Asbestos claims incurred totaled $43 million in 1995, $51 million in 1994 and $229 million in 1993. Environmental claims incurred were $56 million in 1995, $49 million in 1994 and $190 million in 1993. The 1994 combined ratio includes statutory reserve increases for environmental claims and a reduction of ceded reinsurance balances amounting to $225 million. In 1993, reserve strengthening for environmental and asbestos-related claims amounted to $325 million and was included in incurred losses. These adjustments increased the 1994 Commercial Lines combined ratio by an additional 10.5 percentage points and increased the 1993 ratio by 14.1 percentage points. Excluding the effects of the adjustment, the 1995 combined ratio improvement as compared to 1994 is attributable to improved loss trends, principally in the workers' compensation line of business.

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

      The following table and the related discussion set forth information regarding the premium to surplus ratios of Travelers Indemnity, including Gulf and the other property-casualty insurance operations of old Travelers and its subsidiaries.

            Schedule of Premiums to Surplus Ratios (Statutory Basis)
                    (Including Accident and Health Business)
                                  (in millions)

                                                      Year Ended December 31,
                                                      -----------------------
                                                     1995      1994     1993
                                                     ----      ----     ----
A.  Net written premiums                           $3,621    $3,862   $3,902
B.  Capital and surplus                             2,661     2,062    2,454
    Ratio of premiums to capital and surplus
     (A divided by B)                                1.36      1.87     1.59

      The ratio of net written premiums to capital and surplus is a key financial indicator of the overall strength of a property-casualty insurance company. The usual range for this ratio, which is used as a benchmark by the IRIS of the National Association of Insurance Commissioners, is 3.00 to 1 or less. The ratio deteriorated slightly in 1994 as a result of the impact of reserve increases for environmental claims, litigation and ceded reinsurance balances, partially offset by reductions in written premium volume. The improvement in the 1995 ratio primarily reflects the higher statutory capital and surplus level, which is due to improved statutory earnings and unrealized investment gains.

                         CORPORATE AND OTHER OPERATIONS

      In addition to its four business segments, the Company's Corporate and Other segment consists of unallocated expenses and earnings primarily related to interest, corporate administration, and certain corporate investments. In 1995, this segment also includes the Company's interest in RCM. This segment has also included the Company's 27% equity interest in old Travelers (1993) and lines of business retained from the sale in 1993 of Voyager Group, Inc. and its affiliates ("Voyager") (1993).

      A subsidiary of the Company is the sole limited partner in RCM, a limited partnership headquartered in San Francisco, California, which provides investment management services, principally for pension funds, other institutional clients and high net worth individuals. Assets under management by RCM were $26.2 billion at December 31, 1995 as compared to $22.5 billion at December 31, 1994, and $24.5 billion at December 31, 1993. Pursuant to an agreement dated as of December 13, 1995, the Company has agreed to sell 100% of its interest in RCM. The closing of the sale is subject to regulatory and other approvals and is expected to occur in mid-1996.

      In December 1994, the Company sold American Capital Management &
Research, Inc., a mutual fund company, to The Van Kampen Merritt Companies, Inc. ("VKM"). In connection with the transaction, a subsidiary of the Company purchased approximately 4.9% of the issued and outstanding common stock of VK/AC Holding, Inc. ("VK/AC Holding"), the parent company of VKM. The Company also has an option to purchase up to an additional 5% of the common stock of VK/AC Holding, exercisable for a two-year period beginning in December 1999. Certain subsidiaries of the Company continue to provide services to the Common Sense(R) II Funds.2 See "Life Insurance
Services -- Primerica Financial Services."

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

      At December 31, 1995, the Company had approximately 47,600 full-time and 2,400 part-time employees.

Source of Funds

      For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company's subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 10 of Notes to Consolidated Financial Statements.

Taxation

      For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 1 and 13 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments

      For financial information regarding industry segments of the Company, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 of Notes to Consolidated Financial Statements.





--------------------------------------

     2    Common Sense is a registered trademark of VK/ACAM.

Executive Officers of the Company

      The current executive officers of the Company are indicated below. Periods of offices held include offices with the Company's predecessor, CCC. Ages are given as of March 6, 1996.


                                                                                Officer
  Name                       Age      Positions                                   Since
  ----                       ---      ---------                                   -----
  Sanford I. Weill           62       Chairman of the Board                        1986
                                        and Chief Executive Officer
  James Dimon                39       President and Chief Operating Officer of     1986
                                        the Company; Chairman and Chief
                                        Executive Officer of SB Holdings and SBI
  Jeffrey B. Lane            53       Vice Chairman                                1996
  Robert I. Lipp             57       Vice Chairman of the Company; Chief          1986
                                        Executive Officer of TAP and of TIGI
  Joseph Plumeri, II         52       Vice Chairman of the Company; Chief          1994
                                        Executive Officer of PFS
  Michael A. Carpenter       48       Executive Vice President; Chairman, Chief    1995
                                        Executive Officer and President
                                        of TLAC; President and Chief Executive
                                        Officer of TIC
  Irwin R. Ettinger          57       Executive Vice President and Chief           1987
                                        Accounting Officer
  Charles O. Prince, III     46       Executive Vice President, General Counsel    1986
                                        and Secretary
  Jay S. Fishman             43       Senior Vice President of the Company;        1991
                                        Vice Chairman and Chief Administrative
                                        Officer of TAP; Vice Chairman of TIGI
  Heidi G. Miller            42       Senior Vice President and Chief Financial    1992
                                        Officer
  Marc P. Weill              39       Senior Vice President and Chief Investment   1991
                                        Officer
  Donald R. Cooper           55       Chief Actuary                                1995


      Sanford I. Weill has been a director of the Company since 1986. He has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor, CCC, since 1986; he was also its President from 1986 until 1991.
He was President of American Express Company from 1983 to 1985; Chairman of the Board and Chief Executive Officer of American Express Insurance Services, Inc. from 1984 to 1985; Chairman of the Board and Chief Executive Officer, or a principal executive officer, of Shearson Lehman Brothers Inc. from 1965 to 1984; Chairman of the Board of Shearson Lehman Brothers Holdings Inc. from 1984 to 1985; and a founding partner of Shearson's predecessor partnership from 1960 to 1965. He is Chairman of the Board of Trustees of Carnegie Hall, and a director of the Baltimore Symphony Orchestra. Mr. Weill is a member of the Board of Governors of New York Hospital and is Chairman of the Board of Overseers of Cornell University Medical Center and a member of the Joint Board of New York Hospital--Cornell University Medical College. He is on the Board of Overseers of Memorial Sloan-Kettering Cancer Center. He is a member of Cornell University's Johnson Graduate School of Management Advisory Board and a Board of Trustees Fellow. Mr. Weill is Chairman of the National Academy Foundation. He has served as Chairman of the Joint Mayoral/City Council Commission on Early Child and Child Care Programs during the Dinkins Administration.

      Mr. Dimon has been a director and the President of the Company since September 1991. He has been the Chief Operating Officer of the Company since January 1994, and in January 1996 he became Chief Executive Officer of SB Holdings and SBI. He is also a director, Chairman of the Board and member of the executive committee of SBI. He served as Chief Financial Officer of the Company from May 1988 to June 1995, and as Chief Operating Officer of SB Holdings and SBI from March 1994 to January 1996. From May 1988 to September 1991, Mr. Dimon was Executive Vice President of the Company, and he was Senior Executive Vice President and Chief Administrative Officer of SBI from 1990 to 1991. From 1986 to 1988, Mr. Dimon served as Senior Vice President and Chief Financial Officer of CCC, the Company's predecessor. From 1982 to 1985, he was a Vice President of American Express Company and Assistant to the President, Sanford I. Weill. Mr. Dimon is a trustee of New York University Medical Center and Chairman of the Board of the New York Academy of Finance.

      Mr. Lane became a Vice Chairman of the Company in January 1996. He has served as a Director of SBI from January 1991 through March 1996 and as a Director of SB Holdings from November 1993. Mr. Lane served as Vice Chairman of SBI from January 1991 through January 1996 and as Vice Chairman of SB Holdings from November 1993 through January 1996. He joined the Company in 1990. Prior to joining the Company in 1990, Mr. Lane was President and Chief Operating Officer of Shearson Lehman Brothers Inc.

      Mr. Lipp has been a director of the Company since 1991, and is a Vice Chairman of the Company. Upon completion of the merger with old Travelers on December 31, 1993, Mr. Lipp was named Chief Executive Officer of The Travelers Insurance Group Inc., and in 1996 he became Chairman of the Board, Chief Executive Officer and a director of TAP. From 1991 to 1993, he was Chairman and Chief Executive Officer of CCC. From April 1986 through September 1991, he was an Executive Vice President of the Company and its corporate predecessor. Prior to joining the Company in 1986, he was a President and a director of Chemical New York Corporation and Chemical Bank where he held senior executive positions for more than five years prior thereto. Mr. Lipp is a director of The New York City Ballet.

      Mr. Plumeri became a Vice Chairman of the Company in August 1994 and has been Chief Executive Officer of PFS since October 1994. He joined the Company in August 1993, serving as President of SBI from that time through July 1994. Mr. Plumeri had worked for Shearson Lehman Brothers Inc. or its predecessors for over 25 years, in various positions of increasing responsibility, until SBI acquired certain businesses from SLB. At that time, Mr. Plumeri was a Managing Partner of SLB, and from 1990 until September 1992 he served as President of SLB's Private Client Group.

      Mr. Carpenter joined the Company in January 1995 as Executive Vice President, and also serves as Chairman, Chief Executive Officer and President of TLAC and President and Chief Executive Officer of TIC. From January 1989 to June 1994, Mr. Carpenter was Chairman of the Board, President and Chief Executive Officer of Kidder, Peabody Group, Inc., an investment banking and brokerage company that was a wholly owned subsidiary of General Electric Company. Prior thereto, he served as Executive Vice President of General Electric Capital Corporation and Vice President of General Electric Company.

      Mr. Ettinger became an Executive Vice President in January 1996. Prior to joining CCC as Senior Vice President in October 1987, he was Partner in charge of the Tax Department of Arthur Young and Company's New York offices.

      Mr. Prince has been General Counsel of the Company or its predecessor since 1983, and served as a Senior Vice President from 1986 until January 1996, when he became an Executive Vice President.

      Mr. Fishman has been Senior Vice President of the Company since October 1991. He has also served as Vice Chairman of The Travelers Insurance Group Inc. since September 1995 and as Chief Financial Officer of that company since December 1993. In January 1996, he became Vice Chairman and Chief Administrative Officer of TAP. Mr. Fishman was Treasurer of the Company from October 1991 to December 1993. Prior thereto, he held various other positions with the Company and its subsidiaries from October 1989, when he joined the Company from Shearson Lehman Brothers Inc., where he was Senior Vice President of Merchant Banking.

      Ms. Miller has been Chief Financial Officer and Senior Vice President of the Company since June 1995. She also serves as Chief Credit Officer of SBI, a position she has held since September 1994. Ms. Miller joined the Company in February 1992 as a Vice President. Prior thereto, she was a Managing Director in the Emerging Markets Division of Chemical Bank, a position she held from 1987 to 1992.

      Marc P. Weill has been Senior Vice President and Chief Investment Officer of the Company since January 1992. He also serves as a director, Chairman of the Board and President of Travelers Asset Management International Corporation, a registered investment advisor. Mr. Weill has held various other positions with the Company and its subsidiaries since January 1991. He is the son of Sanford I. Weill.

      Mr. Cooper has been Chief Actuary of the Company since March 1995 and has been Vice Chairman of Travelers Insurance Holdings Inc. since October 1990. He also serves as Chairman of the Board of both American Health and Life Insurance Co. and Resource Deployment, Inc., subsidiaries of the Company.

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

      Combined Ratio -- A measure of property-casualty statutory underwriting results. The combined ratio is the sum of (a) Loss Ratio -- the ratio of losses and loss adjustment expenses to net earned premiums, and (b) Expense Ratio -- the ratio of underwriting expenses to net written premiums. When the combined ratio is under 100%, underwriting results are generally profitable; when the ratio is over 100%, underwriting results are generally unprofitable. Underwriting results do not include investment income, which may make a significant contribution to overall profitability.

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

      Involuntary Business (alternative market) -- Risks that are not insurable in the voluntary market due to either the level of risk or pricing. Alternative markets are largest for lines in which state governments or other agencies mandate coverage such as workers' compensation. Generally states provide residual market plans that are designed to allocate the underwriting experience for these coverages in proportion to a given carrier's market share.

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

      Premium Equivalents -- Premium equivalents represent estimates of premiums that customers would have been charged under a fully insured arrangement, based on expected losses associated with non-risk-bearing components of each account, as determined in the pricing process. Premium equivalents are indicative of the volume of business handled by an insurer in servicing relationships. Premium equivalents do not represent actual premium revenues.

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

      Underwriting -- The assumption of risk for designated loss or damage in consideration of receiving a premium. Also includes the process of examining, accepting or rejecting insurance risks, and determining the proper premium.

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

      As of December 31, 1995, leasehold interests of Travelers Insurance included a total of approximately 4,950,000 square feet of office space at about 247 locations throughout the United States. TIC owns buildings containing approximately 1,426,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office for TIC and Travelers Indemnity. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

      SBI owns two office buildings in New York City, which total approximately 627,000 square feet. Most of SBI's other offices are located in leased premises, the leases for which expire at various times.

      SBI leases two buildings, located at 388 and 390 Greenwich Street, with a total of approximately 2.3 million square feet. The buildings were acquired from Shearson Lehman Brothers by an independent third party and are leased by SBI through 1999. SBI has a purchase option with respect to these properties.

      A few other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company is the lessee under the lease on old Primerica's former headquarters in Greenwich, Connecticut. The lease obligation on half of this property ended in December 1991; the remainder of the lease obligation expires in December 1996.

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

Smith Barney

      For information concerning several purported class action lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the description that appears in the fourth paragraph of page 26 of the Company's filing on Form 10-Q for the quarter ended September 30, 1993, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The actions were consolidated under the title In re: Hyperion Securities Litigation. SBI's motion to dismiss the claims was granted in July 1995. In August 1995, an appeal was filed in the U.S. Court of Appeals for the Second Circuit. The Company is awaiting a decision on the appeal.

      For information concerning actions filed against a number of broker-dealers, including SBI, relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the description that appears in the third paragraph of page 16 of the Quarterly Report on Form 10-Q of Smith Barney Holdings Inc. for the quarter ended September 30, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph is included as an exhibit to this Form 10-K. A consolidated amended complaint was filed in December 1994. In August 1995, the defendants' motion to dismiss was granted with leave to replead, and a consolidated amended complaint was filed.

Travelers Insurance

      For information concerning a case filed by certain subsidiaries of old Travelers involving certain reinsurance contracts with Lloyd's of London, see the description that appears in the paragraph that begins on page 2 and ends on page 3 of the Company's filing on Form 8-K, dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. Hearings before a panel of the American Arbitration Association are scheduled to begin in May 1996.

      For information concerning purported class actions and other actions relating to service fee charges and premium calculations on certain workers' compensation insurance sold by subsidiaries of the Company, see the description that appears in the second paragraph of page 29 of the Company's filing on Form 10-Q for the quarter ended September 30, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. In one of these cases, North Carolina Steel, Inc. v. National Council on Compensation Insurance, Inc., et al, the North Carolina trial court granted the Company's motion to dismiss in February 1995. An appeal has been filed in the North Carolina Court of Appeals.

      Certain of the subsidiaries that the Company acquired in the Merger are involved in defending against claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. For additional information with respect to these claims, reference is made to the discussion of asbestos and environmental claims contained on pages 29 through 31 of this Form 10-K.

Other

      For information concerning a purported class action against Primerica
Inc. and others in connection with the purchase of oil and gas rights owned by Basic Energy and Affiliated Resources Inc. ("BEAR"), see the description that appears in the second paragraph of page 30 of the Company's filing on Form 10-Q for the quarter ended September 30, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company has filed a motion to dismiss this action.

      The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SBI and R-H have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter, as an investment banker or otherwise. These also include numerous matters in which the Company's insurance subsidiaries are named, arising in the normal course of their business. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

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

      In January 1996, the Company's Board of Directors declared a three-for-two split in the Company's common stock, in the form of a 50% stock dividend, payable in May 1996 contingent upon approval by the Company's stockholders of an increase in the Company's common share authorization to 1.5 billion shares at the 1996 Annual Meeting. The amounts below do not reflect the stock split.



                              1994                              1995                    1996
              ----------------------------------  ---------------------------------    -----
               1st Q     2nd Q   3rd Q    4th Q   1st Q   2nd Q     3rd Q     4th Q    1st Q*
               -----     -----   -----    -----   -----   -----     -----     -----    -----
Common Stock
Price

High           $43.125  $37.125  $37.125 $35.000  $39.875 $45.000   $53.375  $63.875  $70.500
Low            $34.375  $31.750  $31.000 $30.375  $32.375 $37.875   $44.000  $48.875  $57.000

Dividends per
Share of
Common Stock     $.125    $.150    $.150   $.150    $.20    $.20      $.20     $.20     $.225

_______________________________
*  Through March 1, 1996.


      At March 6, 1996, the Company had approximately 57,200 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

      For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   SELECTED FINANCIAL DATA.

       See "Five-Year Summary of Selected Financial Data" on page 30 of the Company's 1995 Annual Report to Stockholders (the "1995 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 31 of the 1995 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 69 of the 1995 Annual Report, which material is included as part of
Exhibit 13 to this Form 10-K.

       The preacquisition consolidated balance sheets of The Travelers Corporation and Subsidiaries as of December 31, 1993 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants, are included as
Exhibit 99.01 to this Form 10-K and are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.
                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 24, 1996, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

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

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (3)   Exhibits:

             See Exhibit Index.

       (b)   Reports on Form 8-K:

          On October 12, 1995, the Company filed a Current Report on Form 8-K dated October 2, 1995, reporting under Item 2 thereof the disposition of its interest in The MetraHealth Companies, Inc.

          On December 4, 1995, the Company filed a Current Report on Form 8-K dated November 28, 1995, reporting under Item 5 thereof its agreement to purchase the domestic property and casualty insurance operations of Aetna.

          No other reports on Form 8-K were filed during the fourth quarter of 1995; however, on January 19, 1996, the Company filed a Current Report on Form 8-K dated January 19, 1996 (which was amended by a Form 8-K/A-1 filed February 6, 1996), including under Item 5 thereof certain financial information related to the domestic property and casualty insurance operations to be acquired by the Company from Aetna; and on January 23, 1996, the Company filed a Current Report on Form 8-K dated January 16, 1996, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1995 and certain other selected financial data.

                                  EXHIBIT INDEX
                                  -------------

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 3.01     Restated Certificate of Incorporation of
          Travelers Group Inc. (formerly The
          Travelers Inc.), (the "Company") and
          Certificate of Designation of Cumulative
          Adjustable Rate Preferred Stock, Series
          Y, and Certificate of Amendment to the
          Restated Certificate of Incorporation,
          incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended March
          31, 1995 (File No. 1-9924) (the
          "Company's March 31, 1995 10-Q").

 3.02     By-Laws of the Company as amended through      Electronic
          January 24, 1996.

 10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company
          (as successor to Commercial Credit
          Company ("CCC")) and Sanford I. Weill,
          incorporated by reference to Exhibit
          10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

 10.02*   Stock Option Plan of the Company, as
          amended through September 27, 1995,
          incorporated by reference to Exhibit
          10.01 to the Company's Quarterly Report
          on Form 10-Q for the fiscal quarter ended
          September 30, 1995 (File No. 1-9924) (the
          "Company's September 30, 1995 10-Q").

 10.03*   Retirement Benefit Equalization Plan of
          the Company (as successor to Primerica
          Holdings, Inc.), as amended, incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
          (File No. 1-9924) (the "Company's 1993
          10-K).

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

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988
           10-K.

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.05.2*  Amendment to the Company's Deferred
           Compensation Plan for Directors, dated
           July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-
           9924) (the "Company's 1992 10-K").

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

 10.06.2*  Amendment to the Company's Supplemental
           Retirement Plan, incorporated by
           reference to Exhibit 10.06.2 to the
           Company's 1993 10-K.

 10.07*    The Travelers Inc. Executive Performance       Electronic
           Compensation Plan, effective April 27,
           1994.

 10.08.1*  Capital Accumulation Plan of the Company       Electronic
           (the "CAP Plan"), as amended to November
           30, 1995.

 10.08.2*  Amendment No. 9 to the CAP Plan.               Electronic

 10.09* Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit
           10.22 to the Company's 1993 10-K.

 10.10* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit
           10.31 to the Company's Annual Report on
           Form 10-K/A-1 for the fiscal year ended
           December 31, 1994 (File No. 1-9924).

 10.11     Stock Purchase Agreement dated as of
           November 28, 1995, between The Travelers
           Insurance Group Inc. and Aetna Life and
           Casualty Company, incorporated by
           reference to Exhibit 10.1 to Aetna Life
           and Casualty Company's Annual Report on
           Form 10-K for the fiscal year ended
           December 31, 1995 (File No. 1-5704).

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.12.1* Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert
           F. Greenhill (the "RFG Employment
           Agreement"), incorporated by reference to
           Exhibit 10.01 to the Company's Quarterly
           Report on Form 10-Q for the fiscal
           quarter ended September 30, 1993 (File
           No. 1-9924) (the "Company's September 30,
           1993 10-Q").

 10.12.2*  Amendment to the RFG Employment
           Agreement, incorporated by reference to
           Exhibit 10.17.2 to the Company's
           Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 31, 1994 (File
           No. 1-9924) (the "Company's March 31,
           1994 10-Q").

 10.13*    Memorandum of Sale dated June 23, 1993,
           between the Company and Robert F.
           Greenhill, incorporated by reference to
           Exhibit 10.02 to the Company's September
           30, 1993 10-Q.

 10.14*    Registration Rights Agreement dated June
           23, 1993, between the Company and Robert
           F. Greenhill, incorporated by reference
           to Exhibit 10.03 to the Company's
           September 30, 1993 10-Q.

 10.15*    Restricted Shares Agreement dated June
           23, 1993, by and between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.04 to the Company's September 30, 1993 10-Q.

 10.16*    Employment Agreement effective January 1,
           1995 between the Company and Michael A.
           Carpenter, incorporated by reference to
           Exhibit 10.22 to the Company's Annual
           Report on Form 10-K for the fiscal year
           ended December 31, 1994 (File No. 1-9924)
           (the "Company's 1994 10-K").

 10.17.1*  The Travelers Corporation 1982 Stock
           Option Plan, as amended January 10, 1992, incorporated by reference to Exhibit
           10(a) to the Annual Report on Form 10-K
           of old Travelers for the fiscal year
           ended December 31, 1991 (File No. 1-5799)
           (the "old Travelers' 1991 10-K").

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.17.2*  Amendment to The Travelers Corporation
           1982 Stock Option Plan, incorporated by
           reference to Exhibit 10.23.2 to the
           Company's 1994 10-K.

 10.18.1*  The Travelers Corporation 1988 Stock
           Incentive Plan, as
           amended April 7, 1992, incorporated by
           reference to Exhibit 10(b) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992
           (File No. 1-5799) (the "old Travelers'
           1992 10-K").

 10.18.2*  Amendment to The Travelers Corporation
           1988 Stock Incentive Plan, incorporated
           by reference to Exhibit 10.24.2 to the
           Company's 1994 10-K.

 10.19*    The Travelers Corporation 1984 Management
           Incentive Plan, as amended effective
           January 1, 1991, incorporated by
           reference to Exhibit 10(c) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990
           (File No. 1-5799).

 10.20*    The Travelers Corporation Supplemental
           Benefit Plan, effective December 20,
           1992, incorporated by reference to
           Exhibit 10(d) to the Annual Report on the old Travelers' 1992 10-K.

 10.21*    The Travelers Corporation TESIP
           Restoration and Non-Qualified Savings
           Plan, effective January 1, 1991,
           incorporated by reference to Exhibit
           10(e) to the old Travelers' 1991 10-K.

 10.22* The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit
           10.30 to the Company's 1993 10-K.

 10.23*    The Travelers Corporation Directors'
           Deferred Compensation Plan, as amended
           November 7, 1986, incorporated by
           reference to Exhibit 10(d) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
           (File No. 1-5799).

 10.24*    Employment Agreement dated as of December
           30, 1994, between SBI and Joseph J.
           Plumeri II, incorporated by reference to
           Exhibit 10.30 to the Company's 1994 10-K.

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 11.01    Computation of Earnings Per Share.             Electronic

 12.01    Computation of Ratio of Earnings to Fixed      Electronic
          Charges.

 13.01    Pages 30 through 70 of the 1995 Annual         Electronic
          Report to Stockholders of the Company
          (pagination of exhibit does not
          correspond to pagination in the 1995
          Annual Report to Stockholders).

 21.01    Subsidiaries of the Company.                   Electronic

 23.01    Consent of KPMG Peat Marwick LLP,              Electronic
          Independent Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand L.L.P.,           Electronic
          Independent Accountants.

 24.01    Powers of Attorney.                            Electronic

 27.01    Financial Data Schedule.                       Electronic

 28.01    Information from Reports Furnished to              P
          State Insurance Regulatory Authorities.          Paper
          Schedule P of the Combined Annual
          Statement of The Travelers Insurance
          Group Inc. and its affiliated property
          and casualty insurers.

 99.01    Consolidated balance sheets of The             Electronic
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02    The fourth paragraph of page 26 of the         Electronic
          Company's September 30, 1993 10-Q (File
          No. 1-9924).

 99.03    The third paragraph of page 16 of the          Electronic
          Quarterly Report on Form 10-Q of Smith
          Barney Holdings Inc. for the fiscal
          quarter ended September 30, 1994 (File
          No. 1-12484).

 99.04    The paragraph that begins on page 2 and        Electronic
          ends on page 3 of the Company's Current
          Report on Form 8-K dated March 1, 1994
          (File No. 1-9924).

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 99.05    The second paragraph of page 29 of the         Electronic
          Company's Quarterly Report on Form 10-Q
          for the fiscal quarter ended September
          30, 1994 10-Q (File No. 1-9924).

 99.06    The second paragraph of page 30 of the         Electronic
          Company's September 30, 1995 10-Q (File
          No. 1-9924).


   The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

   The financial statements required by Form 11-K for 1995 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

   Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1995 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.



-------------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of

March, 1996.

                                   TRAVELERS GROUP INC.
                                   (Registrant)

                                   By:   /s/ Sanford I. Weill
                                        . . . . . . . . . . . . . . . . . . . .
                                        Sanford I. Weill, Chairman of
                                        the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1996.

          Signature                 Title
          ---------                 -----


   /s/ Sanford I. Weill
 . . . . . . . . . . . . . .        Chairman of the Board, Chief Executive
       Sanford I. Weill             Officer (Principal Executive Officer) and
                                    Director


   /s/ Heidi G. Miller
 . . . . . . . . . . . . . .        Senior Vice President and Chief Financial
       Heidi G. Miller               Officer (Principal Financial Officer)

   /s/ Irwin R. Ettinger
 . . . . . . . . . . . . . .        Executive Vice President and Chief
       Irwin R. Ettinger            Accounting Officer (Principal Accounting
                                    Officer)



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


  /s/ James Dimon
 . . . . . . . . . . . . . .        Director
      James Dimon

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


              *
 . . . . . . . . . . . . . .        Director
        Frank J. Tasco



 . . . . . . . . . . . . . .        Director
       Linda J. Wachner

              *
 . . . . . . . . . . . . . .        Director
    Joseph R. Wright, Jr.


              *
 . . . . . . . . . . . . . .        Director
        Arthur Zankel


 *By:    /s/ James Dimon
     . . . . . . . . . . . .
        James Dimon
        Attorney-in-fact

                             Travelers Group Inc. and Subsidiaries
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

                              _________________________________

                                                                               Incorporated
                                                                             By Reference from
                                                                            the Company's 1995
                                                                             Annual Report to
                                                                   Page       Stockholders at
                                                                   Herein     Page Indicated
                                                                   ------   ------------------
Independent Auditors' Report                                       F-2              70

Consolidated Statement of Income for the year ended
December 31, 1995, 1994 and 1993                                                    44

Consolidated Statement of Financial Position at
December 31, 1995 and 1994                                                          45

Consolidated Statement of Changes in Stockholders'
Equity for the year ended December 31, 1995, 1994 and 1993                          46

Consolidated Statement of Cash Flows for the year ended
December 31, 1995, 1994 and 1993                                                    47


Notes to Consolidated Financial Statements                                         48-69

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

                             Independent Auditors' Report
                             ----------------------------


The Board of Directors and Stockholders
Travelers Group Inc.:


Under date of January 16, 1996, we reported on the consolidated statements of financial position of Travelers Group Inc. (formerly The Travelers Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994 and its methods of accounting for postretirement benefits other than pensions and accounting for postemployment benefits in 1993.



/s/ KPMG Peat Marwick LLP
New York, New York
January 16, 1996

                                                                   SCHEDULE I
                               Travelers Group Inc.
                               (Parent Company Only)

                   Condensed Financial Information of Registrant
                             (In millions of dollars)

                           Condensed Statement of Income


                                                                          Year Ended December 31,
                                                                    -----------------------------------
                                                                     1995           1994          1993
                                                                     ----           ----          ----
Income:
-------
  Equity in income of old Travelers                                 $   -         $    -          $126
  Other (principally realized investment
    gains (losses))                                                    (5)             3             6
                                                                    -----          -----           ---
     Total                                                             (5)             3           132
                                                                    -----          -----           ---

Expenses:
---------
  Interest                                                            129            120            77
  Other                                                               104             87            46
                                                                    -----          -----           ---
     Total                                                            233            207           123
                                                                    -----          -----           ---

Pre-tax income (loss)                                                (238)          (204)            9
Income tax benefit                                                     85             82            35
                                                                    -----          -----           ---
Income (loss) before equity in net income of subsidiaries            (153)          (122)           44
Equity in net income of subsidiaries from continuing operations     1,781          1,279           907
Equity in net income of subsidiaries from
  discontinued operations                                             206            169             -
Cumulative effect of changes in accounting principles
  (including $17 in 1993 applicable to subsidiaries)                    -              -           (35)
                                                                    -----          -----           ---
Net income                                                         $1,834         $1,326          $916
                                                                    =====          =====           ===


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE I
                                          Travelers Group Inc.
                                          (Parent Company Only)
                              Condensed Financial Information of Registrant
                                        (In millions of dollars)

                                Condensed Statement of Financial Position

                                                                             December 31,
                                                                       -----------------------
                                                                         1995           1994
                                                                        -----           ----
Assets
------
Investment in subsidiaries at equity                                  $13,743        $10,592
Advances to and receivables from subsidiaries                             220             96
Cost of acquired businesses in excess of net assets                       493            508
Other (principally investments in 1995)                                   237             39
                                                                       ------         ------
                                                                      $14,693        $11,235
                                                                       ------         ------
Liabilities
-----------
Short-term borrowings                                                  $   -         $   101
Long-term debt                                                          2,042          1,377
Advances from and payables to subsidiaries                                262            285
Other liabilities                                                         285            433
                                                                       ------         ------
                                                                        2,589          2,196
                                                                       ------         ------

Redeemable preferred stock (held by subsidiary)                           226            261
                                                                       ------         ------

ESOP Preferred stock - Series C                                           235            235
Guaranteed ESOP obligation                                                (67)           (97)
                                                                       ------         ------
                                                                          168            138
                                                                       ------         ------

Stockholders' equity
--------------------
Preferred stock ($1.00 par value; authorized shares: 30 million), at
 aggregate liquidation value                                              800             800
Common stock ($.01 par value; authorized shares:
 500 million; issued shares: 1995 - 368,171,649 and
 1994 - 368,195,609)                                                        4               4
Additional paid-in capital                                              6,785           6,655
Retained earnings                                                       5,503           4,199
Treasury stock, at cost (1995 - 51,924,410 shares;
 1994 - 51,684,618 shares)                                             (1,835)        (1,553)
Unrealized gain (loss) on investment securities and other, net            453         (1,465)
                                                                        -----         -------
                                                                       11,710           8,640
                                                                       ------         -------
                                                                      $14,693        $ 11,235
                                                                       ======         =======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE I
                                    Travelers Group Inc.
                                    (Parent Company Only)

                        Condensed Financial Information of Registrant
                                  (In millions of dollars)

                              Condensed Statement of Cash Flows

                                                                         Year Ended December 31,
                                                                ---------------------------------------
                                                                 1995               1994           1993
                                                                 ----               ----           ----
Cash flows from operating activities
------------------------------------
Net income                                                     $1,834            $1,326         $  916
Adjustments to reconcile net income to
  cash provided by operating activities:
Equity in net income of subsidiaries                           (1,987)           (1,448)          (907)
Dividends received from subsidiaries, net                         508             1,409            349
Advances (to) from subsidiaries, net                             (147)             (411)            45
Other, net                                                         19               377             61
                                                                -----            ------          -----
Net cash provided by (used in) operating activities               227             1,253            464
                                                                -----            ------          -----
Cash flows from investing activities
------------------------------------
Capital contribution to subsidiaries                                -                 -         (1,100)
                                                                -----            ------         ------
Net cash provided by (used in) investing activities                 -                 -         (1,100)
                                                                -----            ------         ------

Cash flows from financing activities
------------------------------------
Dividends paid                                                   (341)             (267)          (139)
Issuance of common stock                                            -                -             329
Treasury stock acquired                                          (418)             (543)           (58)
Issuance of long-term debt                                        700                 -            450
Payments and redemptions of long-term debt                          -               (93)           (35)
Net change in short-term borrowings                              (101)             (228)           258
Redemption of redeemable preferred stock
  (held by subsidiary)                                            (35)             (100)          (100)
Other, net                                                        (32)              (22)           (69)
                                                               ------           -------        -------
Net cash provided by (used in) financing activities              (227)           (1,253)           636
                                                               ------            ------         ------
Change in cash                                               $      -          $      -       $      -
                                                              =======           =======        =======

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for interest                      $   112           $   102        $    68
                                                               ======            ======         ======
Cash received during the period for taxes                     $   155           $   268        $   129
                                                               ======            ======         ======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                   SCHEDULE I
    Notes to Condensed Financial Statements of Registrant

1.  Principles of Consolidation
    ---------------------------

    The accompanying financial statements include the accounts of Travelers Group Inc. (the Parent) and on an equity basis its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

2.  Debt
    ----

    Aggregate annual maturities for the next five years on long-term debt obligations excluding principal payments on the ESOP loan obligation are as follows:

                                (millions)

                            1996    $ 100
                            1997    $ 185
                            1998    $ 250
                            1999    $ 100
                            2000    $ 200

3.  Supplementary Disclosure of Non-Cash Investing and Financing Activities
    -----------------------------------------------------------------------

    During 1994, the Parent issued $261 million of redeemable preferred stock to various subsidiaries in exchange for an equivalent value of Travelers Group Inc. common stock previously held by these subsidiaries. This activity was recorded as a non-cash capital contribution to subsidiaries by the Parent. During 1995, $35 million of this redeemable preferred stock was repurchased and retired.
                                         F-6

                                              SCHEDULE III
                                  TRAVELERS GROUP INC. AND SUBSIDIARIES
                                   Supplementary Insurance Information

                                        (In millions of dollars)

                             Value of                                                                                Amortization
                           insurance in                                                                 Benefits,    of deferred
                            force and    Future policy                                                   claims,        policy
                             deferred      benefits,               Other policy                          losses   acquisition costs
                              policy     losses, claims              claims and                 Net        and        and value
                           acquisition     and loss     Unearned     benefits    Premium   investment  settlement    of insurance
 Segment                      costs        expenses     premiums      payable    revenue     income     expenses        in force
-----------                -----------  --------------  --------   ------------  -------    ---------  ----------    ------------

    1995
    ----
Life Insurance Services     $1,953         $ 8,035       $     9         $496     $1,537      $1,836     $2,173            $283
P&C Insurance Services         202          14,758         1,827                   3,300         744      2,806             512
Consumer Finance Services*      17              16           330           51        139          38         51               8
Corporate and Other                          1,323                         75          1           7        (13)
                            --------------------------------------------------------------------------------------------------------
  Total                     $2,172         $24,132        $2,166         $622     $4,977      $2,625     $5,017            $803
                            ========================================================================================================


    1994
    ----
Life Insurance Services     $1,923         $ 9,115       $   103         $1,248   $1,539      $1,617     $2,091            $276
P&C Insurance Services         221          14,374         1,853                   3,498         644      3,114             532
Consumer Finance Services*      19              15           320             56      115          31         43               4
Corporate and Other                                                                   (8)          9        (21)
                            --------------------------------------------------------------------------------------------------------
  Total                     $2,163         $23,504        $2,276         $1,304   $5,144      $2,301     $5,227            $812
                            ========================================================================================================


                               Other
                            operating     Premiums
 Segment                    expenses      written
-----------                 ----------    ---------

    1995
    ----
Life Insurance Services      $   406         $1,367
P&C Insurance Services           632          3,607
Consumer Finance Services*         2            161
Corporate and Other               69            132
                           ------------------------
  Total                       $1,109         $5,267
                           ========================


    1994
    ----
Life Insurance Services      $   341         $1,539
P&C Insurance Services           615          3,824
Consumer Finance Services*        22            172
Corporate and Other               77
                           ------------------------
  Total                       $1,055         $5,535
                           ========================

* Includes credit life insurance operations.

                                                                    SCHEDULE IV
                                    Travelers Group Inc. and Subsidiaries
                                                 Reinsurance
                                          (In millions of dollars)

     Column A                       Column B        Column C       Column D       Column E     Column F
     --------                       --------        --------       --------       --------     --------
                                                                                                 % of
                                                    Ceded to       Assumed                      Amount
                                      Gross          Other        From Other        Net         Assumed
                                      Amount       Companies      Companies        Amount       To Net
                                      ------       ---------      ---------        ------       -------
Year ended December 31, 1995
----------------------------


Life insurance in force             $400,622       $(134,828)         $139       $265,933       0.05%
                                     =======        ========           ===        =======      ======


Premiums
  Life insurance                      $1,496         $  (272)         $  1         $1,225        0.1%
  Accident and health insurance          497             (87)            2            412        0.5%
  Property and casualty insurance      4,302          (1,412)          450          3,340       13.5%
                                      ------          ------           ---         ------
                                      $6,295         $(1,771)         $453         $4,977
                                       =====          ======           ===          =====

Year ended December 31, 1994
----------------------------

Life insurance in force             $527,964       $(106,024)       $4,284       $426,224       1.01%
                                     =======        ========         =====        =======       =====

Premiums
  Life insurance                      $1,484         $  (288)         $  -         $1,196         - %
  Accident and health insurance          513             (89)            1            425        0.2%
  Property and casualty insurance      4,630          (1,529)          422          3,523       12.0%
                                       -----          ------           ---          -----
                                      $6,627         $(1,906)         $423         $5,144
                                       =====          ======           ===          =====

Year ended December 31, 1993
----------------------------

Life insurance in force             $502,319       $( 93,744)       $5,126       $413,701       1.24%
                                     =======        ========         =====        =======      ======


Premiums
  Life insurance                      $1,176           $(284)         $  2         $  894        0.2%
  Accident and health insurance          393             (56)           (8)           329       (2.4)%
  Property and casualty insurance        417            (177)           17            257        6.6%
                                       -----            ----           ---          -----
                                      $1,986           $(517)         $ 11         $1,480
                                       =====            ====           ===          =====


                                  EXHIBIT INDEX
                                  -------------

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 3.01     Restated Certificate of Incorporation of
          Travelers Group Inc. (formerly The
          Travelers Inc.), (the "Company") and
          Certificate of Designation of Cumulative
          Adjustable Rate Preferred Stock, Series
          Y, and Certificate of Amendment to the
          Restated Certificate of Incorporation,
          incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended March
          31, 1995 (File No. 1-9924) (the
          "Company's March 31, 1995 10-Q").

 3.02     By-Laws of the Company as amended through      Electronic
          January 24, 1996.

 10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company
          (as successor to Commercial Credit
          Company ("CCC")) and Sanford I. Weill,
          incorporated by reference to Exhibit
          10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

 10.02*   Stock Option Plan of the Company, as
          amended through September 27, 1995,
          incorporated by reference to Exhibit
          10.01 to the Company's Quarterly Report
          on Form 10-Q for the fiscal quarter ended
          September 30, 1995 (File No. 1-9924) (the
          "Company's September 30, 1995 10-Q").

 10.03*   Retirement Benefit Equalization Plan of
          the Company (as successor to Primerica
          Holdings, Inc.), as amended, incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
          (File No. 1-9924) (the "Company's 1993
          10-K).

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

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988
           10-K.

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.05.2*  Amendment to the Company's Deferred
           Compensation Plan for Directors, dated
           July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-
           9924) (the "Company's 1992 10-K").

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

 10.06.2*  Amendment to the Company's Supplemental
           Retirement Plan, incorporated by
           reference to Exhibit 10.06.2 to the
           Company's 1993 10-K.

 10.07*    The Travelers Inc. Executive Performance       Electronic
           Compensation Plan, effective April 27,
           1994.

 10.08.1*  Capital Accumulation Plan of the Company       Electronic
           (the "CAP Plan"), as amended to November
           30, 1995.

 10.08.2*  Amendment No. 9 to the CAP Plan.               Electronic


 10.09* Agreement dated December 21, 1993 between the Company and Edward H. Budd, incorporated by reference to Exhibit
          10.22 to the Company's 1993 10-K.

 10.10* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit
          10.31 to the Company's Annual Report on
          Form 10-K/A-1 for the fiscal year ended
          December 31, 1994 (File No. 1-9924).

 10.11    Stock Purchase Agreement dated as of
          November 28, 1995, between The Travelers
          Insurance Group Inc. and Aetna Life and
          Casualty Company, incorporated by
          reference to Exhibit 10.1 to Aetna Life
          and Casualty Company's Annual Report on
          Form 10-K for the fiscal year ended
          December 31, 1995. (File No. 1-5704).

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.12.1* Employment Agreement dated June 23, 1993, by and among SBI, the Company and Robert
           F. Greenhill (the "RFG Employment
           Agreement"), incorporated by reference to
           Exhibit 10.01 to the Company's Quarterly
           Report on Form 10-Q for the fiscal
           quarter ended September 30, 1993 (File
           No. 1-9924) (the "Company's September 30,
           1993 10-Q").

 10.12.2*  Amendment to the RFG Employment
           Agreement, incorporated by reference to
           Exhibit 10.17.2 to the Company's
           Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 31, 1994 (File
           No. 1-9924) (the "Company's March 31,
           1994 10-Q").

 10.13*    Memorandum of Sale dated June 23, 1993,
           between the Company and Robert F.
           Greenhill, incorporated by reference to
           Exhibit 10.02 to the Company's September
           30, 1993 10-Q.

 10.14*    Registration Rights Agreement dated June
           23, 1993, between the Company and Robert
           F. Greenhill, incorporated by reference
           to Exhibit 10.03 to the Company's
           September 30, 1993 10-Q.

 10.15*    Restricted Shares Agreement dated June
           23, 1993, by and between the Company and Robert F. Greenhill, incorporated by reference to Exhibit 10.04 to the Company's September 30, 1993 10-Q.

 10.16*    Employment Agreement effective January 1,
           1995 between the Company and Michael A.
           Carpenter, incorporated by reference to
           Exhibit 10.22 to the Company's Annual
           Report on Form 10-K for the fiscal year
           ended December 31, 1994 (File No. 1-9924)
           (the "Company's 1994 10-K").

 10.17.1*  The Travelers Corporation 1982 Stock
           Option Plan, as amended January 10, 1992, incorporated by reference to Exhibit
           10(a) to the Annual Report on Form 10-K
           of old Travelers for the fiscal year
           ended December 31, 1991 (File No. 1-5799)
           (the "old Travelers' 1991 10-K").

 Exhibit                                                  Filing
 Number    Description of Exhibit                         Method
 ------    ----------------------                         ------

 10.17.2*  Amendment to The Travelers Corporation
           1982 Stock Option Plan, incorporated by
           reference to Exhibit 10.23.2 to the
           Company's 1994 10-K.

 10.18.1*  The Travelers Corporation 1988 Stock
           Incentive Plan, as
           amended April 7, 1992, incorporated by
           reference to Exhibit 10(b) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992
           (File No. 1-5799) (the "old Travelers'
           1992 10-K").

 10.18.2*  Amendment to The Travelers Corporation
           1988 Stock Incentive Plan, incorporated
           by reference to Exhibit 10.24.2 to the
           Company's 1994 10-K.

 10.19*    The Travelers Corporation 1984 Management
           Incentive Plan, as amended effective
           January 1, 1991, incorporated by
           reference to Exhibit 10(c) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1990
           (File No. 1-5799).

 10.20*    The Travelers Corporation Supplemental
           Benefit Plan, effective December 20,
           1992, incorporated by reference to
           Exhibit 10(d) to the Annual Report on the old Travelers' 1992 10-K.

 10.21*    The Travelers Corporation TESIP
           Restoration and Non-Qualified Savings
           Plan, effective January 1, 1991,
           incorporated by reference to Exhibit
           10(e) to the old Travelers' 1991 10-K.

 10.22* The Travelers Severance Plan of Officers, as amended September 23, 1993, incorporated by reference to Exhibit
           10.30 to the Company's 1993 10-K.

 10.23*    The Travelers Corporation Directors'
           Deferred Compensation Plan, as amended
           November 7, 1986, incorporated by
           reference to Exhibit 10(d) to the Annual
           Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986
           (File No. 1-5799).

 10.24*    Employment Agreement dated as of December
           30, 1994, between SBI and Joseph J.
           Plumeri II, incorporated by reference to
           Exhibit 10.30 to the Company's 1994 10-K.

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 11.01    Computation of Earnings Per Share.             Electronic

 12.01    Computation of Ratio of Earnings to Fixed      Electronic
          Charges.

 13.01    Pages 30 through 70 of the 1995 Annual         Electronic
          Report to Stockholders of the Company
          (pagination of exhibit does not
          correspond to pagination in the 1995
          Annual Report to Stockholders).

 21.01    Subsidiaries of the Company.                   Electronic

 23.01    Consent of KPMG Peat Marwick LLP,              Electronic
          Independent Certified Public Accountants.

 23.02    Consent of Coopers & Lybrand L.L.P.,           Electronic
          Independent Accountants.

 24.01    Powers of Attorney.                            Electronic

 27.01    Financial Data Schedule.                       Electronic

 28.01    Information from Reports Furnished to              P
          State Insurance Regulatory Authorities.          Paper
          Schedule P of the Combined Annual
          Statement of The Travelers Insurance
          Group Inc. and its affiliated property
          and casualty insurers.

 99.01    Consolidated balance sheets of The             Electronic
          Travelers Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto and the related report of Independent Accountants.

 99.02    The fourth paragraph of page 26 of the         Electronic
          Company's September 30, 1993 10-Q (File
          No. 1-9924).

 99.03    The third paragraph of page 16 of the          Electronic
          Quarterly Report on Form 10-Q of Smith
          Barney Holdings Inc. for the fiscal
          quarter ended September 30, 1994 (File
          No. 1-12484).

 99.04    The paragraph that begins on page 2 and        Electronic
          ends on page 3 of the Company's Current
          Report on Form 8-K dated March 1, 1994
          (File No. 1-9924).

 Exhibit                                                 Filing
 Number   Description of Exhibit                         Method
 ------   ----------------------                         ------

 99.05    The second paragraph of page 29 of the         Electronic
          Company's Quarterly Report on Form 10-Q
          for the fiscal quarter ended September
          30, 1994 10-Q (File No. 1-9924).

 99.06    The second paragraph of page 30 of the         Electronic
          Company's September 30, 1995 10-Q (File
          No. 1-9924).


   The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

   The financial statements required by Form 11-K for 1995 for the Company's employee savings plans will be filed as exhibits by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

   Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1995 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.



-------------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.