Form 10-Q
period 1996-03-31
TRAVELERS GROUP INC
filed 1996-05-14
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------

                                    FORM 10-Q

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                              ---------------------

                          Commission file number 1-9924

                              ---------------------

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





                                ----------------

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

           Common stock outstanding as of April 30, 1996: 476,356,414 (adjusted to give effect to the three-for-two stock split payable on May 24,
                                      1996)

                              Travelers Group Inc.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information


Item 1. Financial Statements:                                           Page No.
                                                                        --------

Condensed Consolidated Statement of Income (Unaudited) -
  Three Months Ended March 31, 1996 and 1995                                3

Condensed Consolidated Statement of Financial Position -
      March 31, 1996 (Unaudited) and December 31, 1995                      4

Condensed Consolidated Statement of Changes in Stockholders' Equity
      (Unaudited) - Three Months Ended March 31, 1996                       5

Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1996 and 1995                            6

Notes to Condensed Consolidated Financial Statements - (Unaudited)          7


Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  12



                           Part II - Other Information


Item 1. Legal Proceedings                                                  25

Item 4. Submission of Matters to a Vote of Security Holders                25

Item 6. Exhibits and Reports on Form 8-K                                   26

Exhibit Index                                                              28

Signatures                                                                 29

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
               (In millions of dollars, except per share amounts)



                                                    Three months ended
                                                         March 31,
                                                      1996         1995
- -----------------------------------------------------------------------
Revenues
Insurance premiums                                  $1,256       $1,289
Commissions and fees                                   883          568
Interest and dividends                               1,126        1,043
Finance related interest and other charges             284          271
Principal transactions                                 283          282
Asset management fees                                  317          237
Other income                                           366          270
- -----------------------------------------------------------------------
  Total revenues                                     4,515        3,960
- -----------------------------------------------------------------------
Expenses
Policyholder benefits and claims                     1,271        1,334
Non-insurance compensation and benefits                972          806
Insurance underwriting, acquisition and operating      506          483
Interest                                               497          455
Provision for credit losses                             68           40
Other operating                                        401          372
- -----------------------------------------------------------------------
   Total expenses                                    3,715        3,490
- -----------------------------------------------------------------------
Income from continuing operations
  before income taxes                                  800          470
Provision for income taxes                             280          165
- -----------------------------------------------------------------------

Income from continuing operations                      520          305

Discontinued operations, net of income taxes:
  Income from operations                                 -           15
  Gain on disposition                                    -           20
- -----------------------------------------------------------------------
Net income                                           $ 520        $ 340
=======================================================================

Net income per share of common stock
  and common stock equivalents (1):
  Continuing operations                              $1.03        $0.60
  Discontinued operations                                -         0.07
- --------------------------------------------------------------------------
Net income                                           $1.03        $0.67
==========================================================================
Weighted average number of common shares outstanding
  and common stock equivalents (millions) (1)        478.2        473.3
=========================================================================

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                                       Travelers Group Inc. and Subsidiaries
                       Condensed Consolidated Statement of Financial Position
                                                 (In millions of dollars)


                                                                               March 31,      December 31,
                                                                                 1996             1995
- ---------------------------------------------------------------------------------------------------------
Assets                                                                        (Unaudited)
Cash and cash equivalents
  (including $1,025 and $1,072 segregated under federal and
    other regulations)                                                         $ 1,417         $ 1,866
Investments and real estate held for sale:
   Fixed maturities, primarily available for sale at market value
     (cost - $29,580 and $29,652)                                               29,773          30,712
   Equity securities, at market (cost $892 and $759)                             1,002             856
   Mortgage loans                                                                3,730           4,048
   Real estate held for sale                                                       388             321
   Policy loans                                                                  1,903           1,888
   Short-term and other                                                          3,407           3,140
- ------------------------------------------------------------------------------------------------------
   Total investments and real estate held for sale                              40,203          40,965
- ------------------------------------------------------------------------------------------------------
Securities borrowed or purchased under agreements to resell                     21,316          19,601
Brokerage receivables                                                            8,609           6,559
Trading securities owned, at market value                                       10,346           8,984
Net consumer finance receivables                                                 7,141           7,092
Reinsurance recoverables                                                         6,334           6,461
Value of insurance in force and deferred policy acquisition costs                2,212           2,172
Cost of acquired businesses in excess of net assets                              1,931           1,928
Separate and variable accounts                                                   7,349           6,949
Other receivables                                                                4,117           3,564
Other assets                                                                     7,454           8,334
- ------------------------------------------------------------------------------------------------------
Total assets                                                                  $118,429        $114,475
======================================================================================================
Liabilities
Investment banking and brokerage borrowings                                    $ 2,690        $  2,955
Short-term borrowings                                                            1,201           1,468
Long-term debt                                                                   9,612           9,190
Securities loaned or sold under agreements to repurchase                        22,629          20,619
Brokerage payables                                                               4,343           4,403
Trading securities sold not yet purchased, at market value                       7,009           4,563
Contractholder funds                                                            14,203          14,535
Insurance policy and claims reserves                                            26,767          26,920
Separate and variable accounts                                                   7,307           6,916
Accounts payable and other liabilities                                          11,031          11,028
- ------------------------------------------------------------------------------------------------------
  Total liabilities                                                            106,792         102,597
- ------------------------------------------------------------------------------------------------------
ESOP Preferred stock - Series C                                                    213             235
Guaranteed ESOP obligation                                                         (51)            (67)
- ------------------------------------------------------------------------------------------------------
                                                                                   162             168
- ------------------------------------------------------------------------------------------------------
Stockholders' equity (1)
Preferred stock at aggregate liquidation value                                     800             800
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1996 - 552,257,484 shares and 1995 - 552,257,474 shares)            6               6
Additional paid-in capital                                                       6,942           6,783
Retained earnings                                                                5,924           5,503
Treasury stock, at cost (1996 - 74,827,073 shares, 1995 - 77,886,615 shares)    (1,926)         (1,835)
Unrealized gain (loss) on investment securities                                    204             756
Other, principally deferred compensation and minimum pension liability            (475)           (303)
- ------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                    11,475          11,710
- ------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $118,429        $114,475
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.
(1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated
    Financial Statements).

                            Travelers Group Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                         (In millions of dollars)



Three months ended March 31, 1996                                      Amount      Shares
- -------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value                                 (in thousands)
Balance, beginning of year                                            $  800        11,200
- ------------------------------------------------------------------------------------------
Balance, end of period                                                   800        11,200
==========================================================================================
Common stock and additional paid-in capital
Balance, beginning of year (1)                                         6,789       552,257
Issuance of shares pursuant to employee benefit plans                    159             -
- ------------------------------------------------------------------------------------------
Balance, end of period                                                 6,948       552,257
- ------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                                             5,503
Net income                                                               520
Common dividends                                                         (72)
Preferred dividends                                                      (27)
- ----------------------------------------------------------------------------
Balance, end of period                                                 5,924
- ----------------------------------------------------------------------------
Treasury stock (at cost)
Balance, beginning of year (1)                                        (1,835)      (77,887)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes     73         6,927
Treasury stock acquired                                                 (164)       (3,867)
- ------------------------------------------------------------------------------------------
Balance, end of period                                                (1,926)      (74,827)
- ------------------------------------------------------------------------------------------
Unrealized gain (loss) on investment securities
Balance, beginning of year                                               756
Net change in unrealized gains and losses on investment securities,
   net of tax                                                           (552)
- -----------------------------------------------------------------------------
Balance, end of period                                                   204
- ----------------------------------------------------------------------------
Other, principally deferred compensation and minimum pension liability
Balance, beginning of year                                              (303)
Restricted stock activity, net of amortization                          (172)
- -----------------------------------------------------------------------------
Balance, end of period                                                  (475)
- ----------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding      $10,675        477,430
===========================================================================================
Total stockholders' equity                                           $11,475
============================================================================


See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                          Travelers Group Inc. and Subsidiaries
                  Condensed Consolidated Statement of Cash Flows (Unaudited)
                                    (In millions of dollars)

Three months ended March 31,                                                                  1996           1995
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations before income taxes                                        $  800            $  470
Adjustments to reconcile income from continuing operations before income taxes, to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force           190               212
    Additions to deferred policy acquisition costs                                             (231)             (244)
    Depreciation and amortization                                                                87                75
    Provision for credit losses                                                                  68                40
    Changes in:
      Trading securities, net                                                                 1,084             1,699
      Securities borrowed, loaned and repurchase agreements, net                                295             3,558
      Brokerage receivables net of brokerage payables                                        (2,110)           (3,223)
      Insurance policy and claims reserves                                                     (153)              242
      Other, net                                                                              1,179               410
Net cash flows provided by (used in) operating activities of discontinued operations              -              (229)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                                     1,209             3,010
Income taxes paid                                                                              (178)              (93)
- ---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                         1,031             2,917
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Consumer loans originated or purchased                                                         (609)             (659)
Consumer loans repaid or sold                                                                   599               511
Purchases of fixed maturities and equity securities                                          (5,456)           (2,682)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                                   4,035             2,854
  Mortgage loans                                                                                110               168
  Real estate and real estate joint ventures                                                     56               100
Proceeds from maturities of investments:
  Fixed maturities                                                                              641               717
  Mortgage loans                                                                                195                89
Other investments, primarily short term, net                                                   (294)           (1,705)
Other, net                                                                                     (124)             (129)
Net cash flows provided by (used in) investing activities of discontinued operations              -               522
- ---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                          (847)             (214)
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                  (99)              (86)
Treasury stock acquired                                                                        (164)              (77)
Issuance of long-term debt                                                                      650               800
Payments and redemptions of long-term debt                                                     (210)             (383)
Net change in short-term borrowings (including investment banking and brokerage borrowings)    (532)           (2,523)
Contractholder fund deposits                                                                    802               875
Contractholder fund withdrawals                                                              (1,085)           (1,283)
Other, net                                                                                        5                (4)
- ---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                          (633)           (2,681)
- ---------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                            (449)               22
Cash and cash equivalents at beginning of period                                              1,866             1,227
- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 1,417           $ 1,249
- ---------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                    $   491           $   442
=====================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements as of March 31, 1996 and for the three-month period ended March 31, 1996 and 1995 are unaudited and include the accounts of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

   The Board of Directors on January 24, 1996, declared a three-for-two split in TRV's common stock, in the form of a 50% stock dividend, payable on May 24, 1996 to stockholders of record on May 6, 1996. At TRV's Annual Meeting of Stockholders on April 24, 1996, stockholders approved an increase in the number of shares of common stock of TRV authorized for issuance from 500 million shares to 1.5 billion shares. Current and prior year information has been restated to reflect the stock split.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   Discontinued operations
   In January 1995 the sale of the group life and related businesses of The Travelers Insurance Group Inc. (TIGI) to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. Revenues from discontinued operations for the three months ended March 31, 1995 amounted to $339 million. Included in net income from discontinued operations for the three months ended March 31, 1995 is the gain from the sale in January 1995 of the Company's group life insurance business.

   FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Subsequent Events - Acquisition
   -------------------------------

   On April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company (ACSC) and The Standard Fire Insurance Company
   (SFIC) (collectively, Aetna P&C) for approximately $4.16 billion in cash. TAP also owns The Travelers Indemnity Company (Travelers Indemnity), and is the primary vehicle through which the Company engages in the property and casualty insurance business.

   To finance the $4.16 billion purchase price, including transaction costs and capital contributions totalling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI, a wholly owned subsidiary of the Company, acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, TRV purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

   TRV funded its purchase of Series Z Preferred Stock of TAP and the capital contribution made by TIGI from the issuance of $920 million of debt, and from $760 million of cash on hand.

   On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026.
   On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the credit facility and to redeem in full TAP's Series Z Preferred Stock.

3. Debt
   ----

   Investment banking and brokerage borrowings consisted of the following:

   (millions)                  March 31, 1996    December 31, 1995
   ---------                   --------------    -----------------
   Commercial paper              $2,463               $2,401
   Uncollateralized borrowings      227                  399
   Collateralized borrowings         -                   155
                               --------               ------
                                 $2,690               $2,955
                               ========               ======

   Investment banking and brokerage borrowings are short-term and include commercial paper and collateralized and uncollateralized borrowings used to finance Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The collateralized and uncollateralized borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney has a commercial paper program that consists of both discounted and interest-bearing paper. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

   Short-term borrowings consisted of commercial paper outstanding as follows:

    (millions)                      March 31, 1996    December 31, 1995
    ---------                       --------------    -----------------

     Travelers Group Inc.               $    39          $      -
     Commercial Credit Company            1,099             1,394
     The Travelers Insurance Company         63                74
                                         ------            ------
                                         $1,201            $1,468
                                         ======            ======

   TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company
   (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

   TRV, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. Currently, $700 million is allocated to TRV, $175 million to CCC and $125 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1996, this requirement was exceeded by approximately $3.4 billion.

   In addition to the five-year revolving credit facility, TRV, during the first quarter of 1996, entered into a 364-day revolving credit and bid loan agreement with a bank to provide $1.0 billion of revolving credit. In May 1996, TRV terminated this facility.

   At March 31, 1996, CCC also had a committed and available revolving credit facility on a stand-alone basis of $1.5 billion, which expires in 1999.

   CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1996, CCC would have been able to remit $262 million to its parent under its most restrictive covenants.

   As discussed in Note 2, during the first quarter of 1996 TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks led by Citibank, N.A., Chemical Bank and Morgan Guaranty Trust Company. This facility was used to finance the purchase of Aetna P&C. As of April 30, 1996 all borrowings under this facility have been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, all of which is currently available. In addition to this facility TAP has in place a commercial paper program which at April 30, 1996 had $715 million outstanding.

   Long-term debt, including its current portion, consisted of the following:

   (millions)                  March 31, 1996      December 31, 1995
   ---------                   --------------      -----------------
   Travelers Group Inc.          $2,024               $2,042
   Commercial Credit Company      5,400                5,200
   Smith Barney Holdings Inc.     2,125                1,875
   The Travelers Insurance
   Group Inc.                        63                   73
                                 ------               ------
                                 $9,612               $9,190
                                 ======               ======

   In December 1995, TRV, through a private placement, issued $100 million of 6 1/4% Notes due December 1, 2005, and $100 million of 7% Notes due
   December 1, 2025 (the Debt Securities). In May 1996, TRV commenced an offer to exchange the Debt Securities for notes (the Exchange Notes) with terms substantially identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Debt Securities, except that the Exchange Notes will be registered under the Securities Act of 1933 and therefore will be freely transferable by holders. The offer is expected to terminate on June 6, 1996.

   During the first three months of 1996, CCC issued $400 million and Smith Barney issued $250 million of notes with varying interest rates and maturities.

   Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of March 31, 1996, there were no borrowings outstanding under either facility.

   Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At March 31, 1996, Smith Barney would have been able to remit approximately $491 million (including $223 million of dividends declared and paid in April 1996) to TRV under its most restrictive covenants.

   TIGI is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $580 million of statutory surplus is available in 1996 for such dividends without Department approval.

4. Contingencies
   -------------

   Certain subsidiaries of TIGI are in arbitration with underwriters at Lloyd's of London (Lloyd's) in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability to aggregate asbestos claims under a market agreement between Lloyd's and those subsidiaries or under the applicable reinsurance treaties.

   On insurance contracts written many years ago, the Company continues to receive claims asserting alleged injuries and damages from asbestos and other hazardous and toxic substances. In relation to these claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverables. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or

      Notes to Condensed Consolidated Financial Statements (continued)

   range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

   In the ordinary course of business TRV and/or its subsidiaries are also defendants or co-defendants in various litigation matters, other than environmental and asbestos claims. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Item 2.    MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS



Consolidated Results of Operations


                                                       Three Months Ended
                                                           March 31,
                                                       -------------------
          (In millions, except per share amounts)           1996      1995
          ----------------------------------------------------------------
          Revenues                                        $4,515    $3,960
                                                          ======    ======

          Income from continuing operations                 $520      $305
          Income from discontinued operations                  -        35
                                                          ------    ------
          Net income                                        $520      $340
                                                            ====      ====
          Earnings per share*:
            Continuing operations                          $1.03     $0.60
            Discontinued operations                            -      0.07
                                                          ------      ----
            Net income                                     $1.03     $0.67
                                                           =====     =====
          Weighted average number
          of common shares outstanding and
          common stock equivalents*                        478.2     473.3
                                                           =====     =====

(*) Adjusted for the three-for-two stock split.

Results of Operations

Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company) consolidated income from continuing operations for the quarter ended March 31, 1996 was $520 million compared to $305 million in the year-ago period. Included in the 1996 first quarter are reported after-tax investment portfolio gains of $40 million compared to reported after-tax portfolio losses of $18 million in the 1995 first quarter. Excluding these gains and losses, income from continuing operations for the first quarter of 1996 was 49% above the comparable 1995 period, primarily reflecting improved performance at Smith Barney and the Life Insurance Services businesses, partially offset by increased corporate expenses.

Discontinued Operations

In January 1995 the sale of the Company's group life and related businesses to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. Revenues from discontinued operations for the three months ended March 31, 1995 amounted to $339 million. Included in net income from discontinued operations for the three months ended March 31, 1995 is the gain from the sale in January 1995 of the Company's group life insurance business.

The following discussion presents in more detail each segment's performance.

       Segment Results for the Three Months Ended March 31, 1996 and 1995
       ------------------------------------------------------------------

Investment Services
                                        Three Months Ended March 31,
                                        ----------------------------
     (millions)                          1996                  1995
- --------------------------------------------------------------------
                       Revenues    Net income   Revenues  Net income
- --------------------------------------------------------------------
  Smith Barney           $1,957       $224       $1,524       $100
- --------------------------------------------------------------------
- --------------------------------------------------------------------

Smith Barney

Smith Barney reported record net income of $224 million for the three months ended March 31, 1996, compared to $100 million reported for the three months ended March 31, 1995.

Smith Barney Revenues
                                        Three Months Ended March 31,
                                        ----------------------------
             (millions)                     1996            1995
             ---------------------------------------------------
             Commissions                  $  605          $  448
             Investment banking              273             116
             Principal trading               283             282
             Asset management fees           317             237
             Interest income, net*            95              92
             Other income                     34              34
             ---------------------------------------------------
             Net revenues*                $1,607          $1,209
             ---------------------------------------------------
             ---------------------------------------------------



* Net of interest expense of $350 million and $315 million for the three-month period ended March 31, 1996 and 1995, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense, increased 33% compared to 1995's first quarter, reflecting increases in several categories. Commission revenues increased by 35% to $605 million in the 1996 first quarter compared to $448 million in the 1995 period. The increase reflects higher activity in the over-the-counter and listed securities markets as well as increased mutual fund sales. Investment banking revenues increased 134% to a record $273 million in the 1996 first quarter compared to $116 million in the 1995 period, reflecting strong volume in equity, high yield and corporate debt underwritings as well as fee income from merger and acquisition activity. Principal trading revenues of $283 million for the 1996 first quarter were even with the 1995 period and showed particular strength in over-the-counter equities and taxable fixed income securities, offset by a decline in municipal trading. Asset management fees were $317 million in the 1996 first quarter compared to $237 million in the 1995 period. At March 31, 1996, Smith Barney had assets under management of $102.2 billion, up from $82.1 billion a year ago. This increase in revenues also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds. Net interest income was $95 million in the 1996 first quarter, up 3% from $92 million in the 1995 period, as a result of higher levels of interest-earning net assets.

Total expenses, excluding interest, increased 20% to $1.240 billion in the 1996 first quarter as compared to $1.033 billion in the 1995 period. This increase was driven by higher production-related compensation and other employee compensation and benefits expense, which increased 23% to $913 million in the 1996 period as compared to $742 million in the 1995 period. Expenses other than interest and employee compensation and benefits were $327 million in the 1996 period compared to $291 million in the 1995 period. Smith Barney continues to maintain its focus on controlling fixed expenses, and its ratio of non-compensation expenses to net revenues stood at 20.3% at the end of the first quarter of 1996 compared to 24.0% in the comparable 1995 period.

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

Note 19 of Notes to the Consolidated Financial Statements included in the Company's 1995 Annual Report describes Smith Barney's activities in derivative financial instruments, which are used primarily to facilitate customer transactions.

Assets Under Management

                                                    At March 31,
                                                --------------------
            (billions)                           1996           1995
            --------------------------------------------------------
            Smith Barney                       $102.2        $ 82.1
            Travelers Life and Annuity (1)       21.6          19.8
            --------------------------------------------------------
            Total Assets Under Management (2)  $123.8        $101.9
            ========================================================

(1)  Part of the Life Insurance Services segment.
(2) Excludes assets under management at RCM Capital Management of $24.9 billion in 1996 and $23.9 billion in 1995.

Consumer Finance Services


                                        Three Months Ended March 31,
                                        -----------------------------
     (millions)                         1996                   1995
     ----------------------------------------------------------------
                          Revenues  Net income  Revenues  Net income
     ----------------------------------------------------------------
     Consumer Finance
           Services        $348        $56        $324        $56
     ----------------------------------------------------------------
     ----------------------------------------------------------------

Net income for the first quarter of 1996 was even with the first quarter of 1995. A 5% higher level of receivables, as well as favorable insurance experience, were offset by higher loan losses and additions to loan loss reserves. At March 31, 1996, consumer finance receivables totaled a record $7.307 billion.

The average yield on the portfolio, at 15.43%, was even with the 1995 first quarter. Net interest margin, at 8.75%, was up 10 basis points compared with the prior year's first quarter, due to lower funding costs.

Delinquencies in excess of 60 days rose to 2.21% as of March 31, 1996, compared with 2.14% at year-end 1995, and with the historically low level of 1.83% at the end of the 1995 first quarter. The charge-off rate for the first quarter of 1996 was 2.87%, up from 2.58% in the 1995 fourth quarter. In part, these trends reflect the high level of personal bankruptcies affecting the credit industry. As a result of the higher losses, reserves as a percentage of net receivables were increased in the quarter to 2.88%, up from 2.66% at December 31, 1995.

The total number of offices at the end of the quarter stood at 858, which includes the addition of 10 offices from the March 31, 1996 acquisition of Hawaii-based Servco Financial Corp. During the quarter, nearly 20 existing retail offices were converted into $.M.A.R.T. Solution Centers -- devoted exclusively to servicing the company's growing business of underwriting real estate loans for Primerica Financial Services.

                                                   As of, and for, the
                                               Three Months Ended March 31,
                                               ----------------------------
                                                     1996           1995
                                               ----------------------------
     Allowance for credit losses as % of
       net outstandings                              2.88%          2.64%

     Charge-off rate for the period                  2.87%          2.16%

     60 + days past due on a contractual
       basis as a % of gross consumer
       finance receivables at quarter end            2.21%          1.83%

Life Insurance Services


                                           Three Months Ended March 31,
                                           ----------------------------
 (millions)                                 1996             1995
 ----------------------------------------------------------------------

                                                Net                Net
                                    Revenues   income  Revenues   income
 ----------------------------------------------------------------------
 Primerica Financial Services (1)    $355       $ 71      $332     $ 59

 Travelers Life and Annuity (2)(3)    577         86       591       49
 ----------------------------------------------------------------------
 Total Life Insurance Services       $932       $157      $923     $108
 ======================================================================

(1) Net income includes $6 million and $5 million of reported investment portfolio gains in 1996 and 1995, respectively.
(2) Net income includes $3 million of reported investment portfolio gains in 1996 and $20 million of reported investment portfolio losses in 1995.
(3) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life. Revenues and net income of Transport Life in the 1995 quarter amounted to $68 million and $7 million, respectively.


Primerica Financial Services
Earnings before portfolio gains for the first quarter of 1996 increased 20% to $65 million compared to $54 million in the 1995 first quarter, reflecting continued growth in life insurance in force, as well as increased mutual fund sales and favorable mortality experience.

Face amount of new term life insurance sales was $12.3 billion in the first quarter of 1996, down from $13.4 billion in the prior year period. Life insurance in force reached $350.4 billion at March 31, 1996, up from $337.9 billion at March 31, 1995, and continued to reflect good policy persistency.

Sales of mutual funds were $567 million (at net asset value) for the first quarter of 1996, up from first quarter 1995 sales of $362 million. Net receivables from $.M.A.R.T. and $.A.F.E. consumer loans continued to advance to $1.268 billion at the end of the first quarter of 1996, up 11% from $1.147 billion in the comparable 1995 period. Earnings from these consumer loans are included in the Consumer Finance segment.

Travelers Life and Annuity
Travelers Life and Annuity consists of annuity, life and health products marketed under the Travelers name and the individual accident and health operations of Transport Life Insurance Company (Transport Life) (through the date of the spin-off). Among the range of products are deferred annuities both fixed and variable, payout annuities, guaranteed investment contracts, term, universal and whole life insurance, and long-term care and other accident and health coverages. These products are primarily marketed through a core group of over 500 independent agencies, the Copeland Companies (Copeland), an indirect wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), and Smith Barney Financial Consultants. Vintage Life and Travelers Target Maturity, the first of several new products planned for Smith Barney, were introduced in September 1995.

Earnings before portfolio gains increased 20% to $83 million in the first quarter of 1996, compared to $69 million in the first quarter of 1995. The earnings growth was driven by strong investment portfolio performance and a higher capital base which benefited from the reinvestment of the proceeds from the sale of the Company's interest in MetraHealth in the 1995 fourth quarter.

For deferred annuities, net written premiums and deposits were $488 million in the first quarter of 1996, up 37% from $355 million in the 1995 first quarter. Total deferred annuity policyholder account balances and benefit reserves at March 31, 1996 were $11.7 billion compared to $9.9 billion at March 31, 1995. Sales continue to be strengthened by the success of Vintage, the variable annuity product distributed exclusively by Smith Barney Financial Consultants, now accounting for nearly 40% of all deferred annuity production at Travelers Life and Annuity. Annuity sales were also helped in part by rating agency upgrades for claims-paying ability that occurred during 1995 including, in April 1995, A.M. Best's upgrade of The Travelers Insurance Company (TIC) to an "A" rating. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

In the guaranteed investment contract and other group annuity business, net written premiums and deposits were $446 million in the 1996 first quarter compared to $331 million in the 1995 first quarter, (which excludes deposits of $200 million related to the first quarter 1995 transfer in-house of pension fund assets of an affiliate, previously managed externally). A management decision not to renew low margin guaranteed investment contracts written in prior years accounted for a reduction in group annuity policyholder account balances and benefit reserves to $7.3 billion at March 31, 1996, down from $8.6 billion at March 31, 1995.

Payout annuity policyholder account balances and reserves totaled $4.4 billion at March 31, 1996, level with the prior year's balance. Similarly, net premiums and deposits of $16.9 million for the first quarter of 1996 approximated the 1995 amount.

Face amount of individual life insurance issued during the first quarter of 1996 was $1.5 billion, even with the first quarter of 1995, excluding Transport Life, bringing total life insurance in force to $49.2 billion at March 31, 1996. Net written premiums and deposits for individual life insurance were $74.5 million, up 26% in the first quarter of 1996, compared to $59.3 million in the first quarter of 1995 excluding Transport Life. This increase reflects sales of Vintage Life, a new single premium product.

Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $27.7 million in the first quarter of 1996, compared to $18.6 million in the first quarter of 1995, largely as a result of a 68% increase in sales of new policies.

Property & Casualty Insurance Services


                                              Three Months Ended March 31,
                                              -------------------------------
  (millions)                                     1996              1995
  ---------------------------------------------------------------------------
                                                      Net                Net
                                           Revenues  income  Revenues  income
  ---------------------------------------------------------------------------
  Commercial (1)                          $  805    $ 94    $  813      $68

  Personal (2)                               373      22       360       22
  ---------------------------------------------------------------------------
  Total Property & Casualty Insurance
      Services                            $1,178    $116    $1,173      $90
  ===========================================================================

(1) Net income includes $21 million of reported investment portfolio gains in 1996 and $1 million of reported investment portfolio losses in 1995.
(2) Net income includes $2 million of reported investment portfolio losses in 1995.

Commercial Lines
Earnings before portfolio gains/losses increased 6% to $73 million in the first quarter of 1996 compared to $69 million in the first quarter of 1995. The earnings improvement was driven by significantly higher net investment income and better loss experience, partially offset by $6 million in catastrophe losses, after tax and reinsurance, resulting from winter storm-related claims during the quarter. This compares with catastrophe losses of $1 million in the prior year period.

Commercial Lines net written premiums were $640 million in the first quarter of 1996 compared to $607 million in the 1995 first quarter. Premium equivalents for the 1996 first quarter were $763 million compared to $884 million in the 1995 first quarter. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts' net written premiums for the 1996 first quarter were $196 million compared to $167 million in the 1995 first quarter. National Accounts' premium equivalents of $752 million for the 1996 first quarter were $120 million below the first quarter of 1995 reflecting a continued decline in workers' compensation pool service business. This decline was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets. In the 1996 first quarter, National Accounts' new premium and equivalent business was $49 million compared to $178 million in the 1995 first quarter. This decline reflected National Accounts' policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. The National Accounts' business retention ratio increased to 77% in the first quarter of 1996 from 73% in the first quarter of 1995.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts' net written premiums were $202 million in the 1996 first quarter compared to $207 million in the 1995 first quarter and premium equivalents were $11 million in the 1996 first quarter, about even with the 1995 first quarter. In this highly competitive market, Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the first quarter of 1996, new premium and equivalent business in Commercial Accounts was $37 million compared to $63 million in the 1995 first quarter. The Commercial Accounts' business retention ratio was 73% in the 1996 first quarter compared to 75% in the 1995 first quarter. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agencies. Select Accounts' net written premiums of $141 million for the first quarter of 1996 were $6 million above the first quarter 1995 premium levels, due primarily to higher retention levels. New premium business in Select Accounts was $41 million in the 1996 first quarter compared to $42 million in the 1995 first quarter. The Select Accounts' business retention ratio was 76% in the 1996 first quarter compared to 75% in the comparable 1995 period.

Specialty Accounts' net written premiums of $102 million in the 1996 first quarter increased 4% compared to $98 million in the 1995 first quarter. This growth is primarily attributable to an increase in errors and omissions writings.

The statutory combined ratio for Commercial Lines in the first quarter of 1996 was 108.5% compared to 109.9% in the first quarter of 1995. The GAAP combined ratio for Commercial Lines in the first quarter of 1996 was 105.5% compared to 107.5% in the first quarter of 1995. The improvement is attributable to improvement in the workers' compensation involuntary pool business, partially offset by higher catastrophe losses in the first quarter of 1996.

The GAAP combined ratio for Commercial Lines differs from the statutory combined ratio primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies.

Personal Lines
A particularly high level of winter storm-related catastrophe losses -- $18 million, after taxes and reinsurance, compared with $2 million in the prior year period -- reduced earnings in the 1996 quarter. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased. Excluding catastrophe losses, earnings before reported investment portfolio losses improved $14 million versus the 1995 period, primarily reflecting favorable loss experience in personal auto lines.

Net written premiums in the 1996 first quarter were $341 million and represent a slight improvement over the first quarter 1995 levels, after excluding the effect of a 1995 change in reinsurance coverage. This improvement reflects growth in target markets, partially offset by reductions due to catastrophe management strategies.

The statutory combined ratio for Personal Lines in the first quarter of 1996 was 105.3% compared to 102.5% in the 1995 first quarter. The GAAP combined ratio for Personal Lines in the first quarter of 1996 was 104.2% compared to 101.2% in the 1995 first quarter. The increase in the ratio in 1996 was due to the higher level of catastrophe losses noted above.

Environmental Claims
The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1996 and 1995. Approximately 16% of the net environmental loss reserve (i.e. approximately $61 million) is case reserve for resolved claims. The balance, approximately 84% of the net aggregate reserve (i.e., approximately $326 million), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.


Environmental Losses             Three Months Ended   Three Months Ended
(millions)                          March 31, 1996      March 31, 1995
                                 ------------------   ---------------

Beginning reserves:
  Gross                                $454             $482
  Ceded                                 (50)             (11)
                                       ----             ----
  Net                                   404              471
Incurred losses and loss expenses:
  Direct                                 20               15
  Ceded                                  (3)               -
Losses paid:
  Direct                                 35               33
  Ceded                                  (1)              (1)
Ending reserves:
  Gross                                 439              464
  Ceded                                 (52)             (10)
                                       ----             ----
  Net                                  $387             $454
                                        ---              ---

As of March 31, 1996, the Company had approximately 10,700 pending environmental-related claims and had resolved over 21,400 such claims since 1986. Approximately 62% of the pending environmental-related claims in inventory represent federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

Asbestos Claims
The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1996 and 1995. Approximately 83% of the net asbestos reserves at March 31, 1996 represented incurred but not reported losses.

Asbestos Losses                Three Months Ended   Three Months Ended
(millions)                       March 31, 1996       March 31, 1995
                              -------------------   ------------------

Beginning reserves:
  Gross                             $695                  $702
  Ceded                             (293)                 (319)
                                    ----                  ----
  Net                                402                   383
Incurred losses and loss expenses:
  Direct                              16                    10
  Ceded                               (5)                    -
Losses paid:
  Direct                              24                    27
  Ceded                              (18)                  (49)
Ending reserves:
  Gross                              687                   685
  Ceded                             (280)                 (270)
                                    ----                  ----
  Net                               $407                  $415
                                     ---                   ---


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

Acquisition
As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, the Company completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Life and Casualty Company (Aetna) for approximately $4.16 billion in cash. This acquisition was financed in part by the issuance by Travelers/Aetna Property Casualty Corp.
(TAP) of common stock resulting in a minority interest in TAP of 18%. The Company expects to record in the second quarter of 1996, an after-tax gain of approximately $360 million from this sale. The Company is continuing to review the insurance reserves of the subsidiaries acquired from Aetna, including the effect of applying the Company's strategies, policies and practices in determining such reserves. Based on the reviews at this stage, it is possible that additional reserves of up to approximately $750 million in the aggregate may be recorded upon completion of these reviews, which would result in after-tax charges to income of up to approximately $488 million in the aggregate, primarily relating to reserves for cumulative injury claims, insurance products involving financial guarantees based on the fair value of underlying collateral and certain insurance receivables. The Company believes that these reviews are likely to be completed in 1996, although there can be no assurance as to the ultimate timing thereof.

Corporate and Other

                                         Three Months Ended March 31,
                                         -----------------------------------
    (millions)                          1996                    1995
    ------------------------------------------------------------------------
                                           Net income             Net income
                                 Revenues   (expense)   Revenues   (expense)
    ------------------------------------------------------------------------
    Corporate and Other (1)       $100         $(33)      $16        $(49)
    ========================================================================

(1) Net income (expense) includes $10 million of reported investment portfolio gains in 1996.

Lower staff expenses in the first quarter of 1996 compared to the first quarter of 1995 were offset by a higher level of corporate borrowings in the first quarter of 1996.

Liquidity and Capital Resources

TRV services its obligations primarily with dividends and other advances that it receives from subsidiaries. The subsidiaries' dividend-paying abilities are limited by certain covenant restrictions in bank and/or credit agreements and/or by regulatory requirements. TRV believes it will have sufficient funds to meet current and future commitments. Each of TRV's major operating subsidiaries finances its operations on a stand-alone basis consistent with its capitalization and ratings.

Travelers Group Inc. (TRV)
TRV issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding.

TRV, Commercial Credit Company (CCC) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. Currently $700 million is allocated to TRV, $175 million to CCC and $125 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1996 this requirement was exceeded by approximately $3.4 billion. In addition to the five-year revolving credit facility, during the first quarter of 1996, TRV entered into a 364-day revolving credit and bid loan agreement with a bank to provide $1.0 billion of revolving credit. In May 1996, TRV terminated this facility.

Currently, TRV has unused credit availability of $700 million. TRV may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facility through commitment fees.

TRV as of May 10, 1996, had $1.0 billion available for debt offerings under its shelf registration statements.

In December 1995, TRV, through a private placement, issued $100 million of 6 1/4% Notes due December 1, 2005, and $100 million of 7% Notes due December 1, 2025 (the Debt Securities). In May 1996,

TRV commenced an offer to exchange the Debt Securities for notes (the Exchange Notes) with terms substantially identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Debt Securities, except that the Exchange Notes will be registered under the Securities Act of 1933 and therefore will be freely transferable by holders. The offer is expected to terminate on June 6, 1996.

Travelers/Aetna Property Casualty Corp. (TAP)
On April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company (ACSC) and The Standard Fire Insurance Company (SFIC) (collectively, Aetna P&C) for approximately $4.16 billion in cash. TAP also owns The Travelers Indemnity Company (Travelers Indemnity), and is the primary vehicle through which the Company engages in the property and casualty insurance business.

To finance the $4.16 billion purchase price, including transaction costs and capital contributions totalling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI, a wholly owned subsidiary of the Company, acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, TRV purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

TRV funded its purchase of Series Z Preferred Stock of TAP and the capital contribution made by TIGI from the issuance of $920 million of debt, and from $760 million of cash on hand.

On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are guaranteed by TAP, have a liquidation value of $25 per Trust
Preferred Security and are mandatorily redeemable. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the credit facility and to redeem in full TAP's Series Z Preferred Stock.

As of April 30, 1996, all borrowings under the credit facility have been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, all of which is currently available.

TAP as of May 10, 1996, had $1.3 billion available for debt offerings under its shelf registration statement.

Commercial Credit Company (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. Currently CCC has unused credit availability of $1.675 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1996, CCC would have been able to remit $262 million to its parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1996 and, as of May 10, 1996, had $950 million available for debt offerings under its shelf registration statement:

     -  5 7/8% Notes due January 15, 2003 .................. $200 million
     -  5.55% Notes due February 15, 2001 .................. $200 million


Smith Barney Holdings Inc. (Smith Barney)
Smith Barney funds its day to day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1998. In addition, Smith Barney has a $750 million 364-day revolving credit agreement with a bank syndicate. As of March 31, 1996, there were no borrowings outstanding under either facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Smith Barney, through its subsidiary Smith Barney Inc., issues commercial paper directly to investors. As a policy, Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to the Parent. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At March 31, 1996, Smith Barney would have been able to remit approximately $491 million (including $223 million of dividends declared and paid in April 1996) to TRV under its most restrictive covenants.

Smith Barney completed the following long-term debt offering in 1996 and, as of May 10, 1996, had $725 million available for debt offerings under its shelf registration statement:

     -  5 7/8% Notes due February 1, 2001 ................. $250 million

Securities Borrowed, Loaned and Subject to Repurchase Agreements
Smith Barney engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield interest spreads generally ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly depending primarily on levels of activity in the bond markets, but would have a relatively smaller impact on net income.

The Travelers Insurance Group Inc.
At March 31, 1996, TIGI had $20.1 billion of life and annuity product deposit funds and reserves. Of that total, $9.6 billion are not subject to discretionary withdrawal based on contract terms. The remaining $10.5 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.2 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.5 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 5.1%, and $0.8 billion of liabilities, which are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.0 billion of liabilities are surrenderable without charge.
More than 20% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC, a direct subsidiary of TIGI, issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. Currently, TIC has unused credit availability of $125 million.

TIGI is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $580 million of statutory surplus is available in 1996 for such dividends without Department approval.

Future Application of Accounting Standards
Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models.
The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

                  For information concerning actions filed against a number of broker-dealers, including Smith Barney Inc., relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the description that appears in the third paragraph of page 16 of the Quarterly Report on Form 10-Q of Smith Barney Holdings Inc. for the quarter ended September 30, 1994, and the last full paragraph on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraphs are included as an exhibit to this Form 10-Q. In March 1996, plaintiffs filed a motion for class certification.

                  For information concerning a case filed by certain subsidiaries of the Company involving certain reinsurance contracts with Lloyd's of London, see the description that appears in the paragraph that begins on page 2 and ends on page 3 of the Company's filing on Form 8-K, dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. Hearings before a panel of the American Arbitration Association are expected to begin in mid-1996.

                  For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the description that appears in the paragraph beginning on page 90 and continuing on page 91 of the Prospectus dated April 22, 1996, of Travelers/Aetna Property Casualty Corp., a majority-owned subsidiary of the Company, which description is incorporated by reference herein. A copy of the pertinent paragraph is included as an exhibit to this Form 10-Q.

                  For information concerning a purported class action against Primerica Inc. and others in connection with the purchase of oil and gas rights owned by Basic Energy and Affiliated Resources Inc. ("BEAR"), see the description that appears in the second paragraph of page 30 of the Company's filing on Form 10-Q for the quarter ended September 30, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. Two additional alleged class actions making similar allegations and seeking similar relief, Fournier v.
PFS Inc. and McNeely v. BEAR, have purported to name certain subsidiaries of the Company as defendants. These cases are pending in the U.S. District Court for the Eastern District of Michigan. The Company has filed a motion to dismiss each of these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's Annual Meeting of Stockholders was held on April 24, 1996. At the meeting, (i) six persons were elected as Class II directors of the Company, (ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1996 was ratified, (iii) an amendment to the Company's Certificate of Incorporation to increase to 1.5 billion the shares of common stock authorized for issuance was approved, (iv) an increase in the number of shares issuable under the Travelers Group Capital Accumulation Plan and certain other amendments to that plan were approved, and (v) the Travelers Group Stock Incentive Plan was adopted. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.


                                     For        Against/Withheld    Abstained    Broker Non-Votes
                                  ----------    ----------------    ---------    ----------------
Election of Directors:
 NOMINEE
 -------
 C. Michael Armstrong             285,784,985         1,290,645
 Kenneth J. Bialkin               284,494,418         2,581,212
 Dudley C. Mecum                  285,794,447         1,281,183
 Sanford I. Weill                 285,699,620         1,376,010
 Joseph R. Wright, Jr.            285,815,792         1,259,838
 Arthur Zankel                    285,795,780         1,279,850

 Ratification of Auditors:        284,857,607           999,455     1,218,568

 Approval of Amendment to
  Certificate of
   Incorporation:                 266,435,116        18,153,881     2,486,632            1

 Approval of an Amendment to
  the Travelers Group Capital
   Accumulation Plan:             181,194,889        63,574,417     2,910,651   39,395,674

 Approval of Adoption of
  Travelers Group
   Stock Incentive Plan:          172,813,236        71,743,751     3,122,970   39,395,673



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  EXHIBITS:

                              See Exhibit Index.

                  (b)  REPORTS ON FORM 8-K:

                              On January 19, 1996, the Company filed a Current
Report on Form 8-K, dated January 19, 1996 (which was amended by a Form 8-K/A-1 filed February 6, 1996), including under Item 5 thereof certain financial information related to the domestic property and casualty insurance operations to be acquired by the Company from Aetna Life and Casualty Company ("Aetna").

                              On January 23, 1996, the Company filed a Current
Report on Form 8-K, dated January 16, 1996, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1995, and certain other selected financial data.

                              No other reports on Form 8-K were filed during the
quarter ended March 31, 1996; however, on April 12, 1996, the Company filed a Current Report on Form 8-K, dated April 2, 1996 (which was amended by a
Form 8-K/A-1 filed April 23, 1996), reporting under Item 2 thereof its acquisition from Aetna of all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company and filing certain financial information relating thereto; and on April 22, 1996, the Company filed a Current Report on Form 8-K, dated
April 15, 1996, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1996, and certain other selected financial data.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                                                     FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                     METHOD
- ------           ----------------------                                                                     ------
3.01             Restated Certificate of Incorporation of Travelers Group Inc.
                 (formerly The Travelers Inc.), (the "Company") and Certificate of
                 Designation of Cumulative Adjustable Rate Preferred Stock, Series
                 Y, and Certificate of Amendment to the Restated Certificate of
                 Incorporation, and Certificate of Amendment to the Restated
                 Certificate of Incorporation, incorporated by reference to Exhibit
                 3.01 to Amendment No. 1 to Registration Statement on Form S-4 of
                 the Company (No. 333-00737).

3.02 By-Laws of the Company as amended through January 24, 1996, incorporated by reference to Exhibit 3.02 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995 (File No. 1-9924) (the "Company's 1995 10-K").

10.01            Amendment to the Stock Purchase Agreement between The                                       Electronic
                 Travelers Insurance Group Inc. and Aetna Life and Casualty
                 Company, dated April 2, 1996.

10.02            Amendment No. 10 to the Capital Accumulation Plan of the                                    Electronic
                 Company, effective April 24, 1996.

10.03            Travelers Group 1996 Stock Incentive Plan, effective April 24,                              Electronic
                 1996.

11.01            Computation of Earnings Per Share.                                                          Electronic

12.01            Computation of Ratio of Earnings to Fixed Charges.                                          Electronic

27.01            Financial Data Schedule.                                                                    Electronic

99.01            The third paragraph of page 16 of the Quarterly Report on                                   Electronic
                 Form 10-Q of Smith Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 (File No. 1-12484) and the last full paragraph of page 65 of the Company's 1995 10-K.

99.02            The paragraph that begins on page 2 and ends on page 3 of the                               Electronic
                 Company's Current Report on Form 8-K dated March 1, 1994 (File
                 No. 1-9924).

99.03            The paragraph beginning on page 90 and continuing on page 91 of                             Electronic
                 the Prospectus dated April 22, 1996 of Travelers/Aetna Property
                 Casualty Corp. filed pursuant to Rule 424(b) of the Securities Act of
                 1933 (File No. 333-2254).

99.04            The second paragraph of page 30 of the Company's Quarterly                                  Electronic
                 Report on Form 10-Q for the fiscal quarter ended September 30,
                 1995 (File No. 1-9924).


         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of such instrument to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Travelers Group Inc.




Date:  May 14, 1996                          By        /s/ Heidi Miller
                                                --------------------------------
                                                           Heidi Miller
                                                      Senior Vice President and
                                                       Chief Financial Officer
                                                  (Principal Financial Officer)








Date:  May 14, 1996                           By        /s/ Irwin Ettinger
                                                 -------------------------------
                                                            Irwin Ettinger
                                                       Executive Vice President
                                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                                                     FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                     METHOD
- ------           ----------------------                                                                     ------
3.01             Restated Certificate of Incorporation of Travelers Group Inc.
                 (formerly The Travelers Inc.), (the "Company") and Certificate of
                 Designation of Cumulative Adjustable Rate Preferred Stock, Series
                 Y, and Certificate of Amendment to the Restated Certificate of
                 Incorporation, and Certificate of Amendment to the Restated
                 Certificate of Incorporation, incorporated by reference to Exhibit
                 3.01 to Amendment No. 1 to Registration Statement on Form S-4 of
                 the Company (No. 333-00737).

3.02 By-Laws of the Company as amended through January 24, 1996, incorporated by reference to Exhibit 3.02 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995 (File No. 1-9924) (the "Company's 1995 10-K").

10.01            Amendment to the Stock Purchase Agreement between The                                       Electronic
                 Travelers Insurance Group Inc. and Aetna Life and Casualty
                 Company, dated April 2, 1996.

10.02            Amendment No. 10 to the Capital Accumulation Plan of the                                    Electronic
                 Company, effective April 24, 1996.

10.03            Travelers Group 1996 Stock Incentive Plan, effective April 24,                              Electronic
                 1996.

11.01            Computation of Earnings Per Share.                                                          Electronic

12.01            Computation of Ratio of Earnings to Fixed Charges.                                          Electronic

27.01            Financial Data Schedule.                                                                    Electronic

99.01            The third paragraph of page 16 of the Quarterly Report on                                   Electronic
                 Form 10-Q of Smith Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 (File No. 1-12484) and the last full paragraph of page 65 of the Company's 1995 10-K.

99.02            The paragraph that begins on page 2 and ends on page 3 of the                               Electronic
                 Company's Current Report on Form 8-K dated March 1, 1994 (File
                 No. 1-9924).

99.03            The paragraph beginning on page 90 and continuing on page 91 of                             Electronic
                 the Prospectus dated April 22, 1996 of Travelers/Aetna Property
                 Casualty Corp. filed pursuant to Rule 424(b) of the Securities Act of
                 1933 (File No. 333-2254).

99.04            The second paragraph of page 30 of the Company's Quarterly                                  Electronic
                 Report on Form 10-Q for the fiscal quarter ended September 30,
                 1995 (File No. 1-9924).


         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of such instrument to the Commission upon request.