Form 10-K/A
period 1995-12-31
TRAVELERS GROUP INC
filed 1996-06-28
CIK 831001

UNITED STATES
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

        7 5/8% Notes Due January 15, 1997        New York Stock Exchange

    1998 Warrants to Purchase common Stock       New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:    None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. Yes  X    No
                                                                 ------   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form lO-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 1996 was approximately $21 billion.

    As of March 6, 1996, 319,082,594 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended ~December 31, 1995 are incorporated by reference into Part II of this Form 10-K/A-1.


    Certain portions of the registrant's Proxy Statement for the 1996
    Annual Meeting of Stockholders held on April 26, 1996 are incorporated by reference into Part III of this Form 10-K/A-1.

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

                                   EXHIBIT INDEX
                                   -------------

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 3.01 Restated Certificate of Incorporation of Travelers Group Inc. (formerly The Travelers Inc.), (the "Company") and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, and Certificate of Amendment to the Restated Certificate of Incorporation, incorporated by reference to Exhibit
           3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-
           9924) (the "Company's March 31, 1995 10-Q").

 3.02 By-Laws of the Company as amended through January 24, 1996.

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

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988 10-K.

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 10.05.2* Amendment to the Company's Deferred Compensation Plan for Directors, dated July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-9924) (the "Company's 1992 10-K").

 10.06.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924) (the
           "Company's 1990 10-K").

 10.06.2*  Amendment to the Company's Supplemental Retirement
           Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-K.

 10.07*    The Travelers Inc. Executive Performance Compensation
           Plan, effective April 27, 1994.

 10.08.1*  Capital Accumulation Plan of the Company (the "CAP
           Plan"), as amended to November 30, 1995.

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

 10.20* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old
           Travelers' 1992 10-K.

 10.21*    The Travelers Corporation TESIP Restoration and Non-
           Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old
           Travelers' 1991 10-K.

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

 11.01     Computation of Earnings Per Share.

 12.01     Computation of Ratio of Earnings to Fixed Charges.

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 13.01     Pages 30 through 70 of the 1995 Annual Report to
           Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1995 Annual Report to Stockholders).

 21.01     Subsidiaries of the Company.

 23.01     Consent of KPMG Peat Marwick LLP, Independent Certified
           Public Accountants.

 23.02     Consent of Coopers & Lybrand L.L.P., Independent
           Accountants.

 23.03**   Accountants' consents to incorporation by reference of     Electronic
           reports filed with Exhibits 99.07 and 99.08.

 24.01     Powers of Attorney.

 27.01     Financial Data Schedule.

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

 99.02     The fourth paragraph of page 26 of the Company's
           September 30, 1993 10-Q (File No. 1-9924).

 99.03 The third paragraph of page 16 of the Quarterly Report on Form 10-Q of Smith Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 (File No. 1-
           12484).

 99.04 The paragraph that begins on page 2 and ends on page 3 of the Company's Current Report on Form 8-K dated March 1, 1994 (File No. 1-9924).

 99.05     The second paragraph of page 29 of the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 10-Q (File No. 1-9924).

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 99.06**   The second paragraph of page 30 of the Company's           Electronic
           September 30, 1995 10-Q (File No. 1-9924).

 99.07**   1995 Financial Statements of The Travelers Savings,        Electronic
           Investment and Stock Ownership Plan.

 99.08**   1995 Financial Statements of Travelers Group 401(k)        Electronic
           Savings Plan.


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1995 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1995 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.



  --------------
  * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
  **   Filed with Form 10-K/A-1.


     Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 1996.
                                      TRAVELERS GROUP INC.
                                      (Registrant)

                                      By:    /s/ IRWIN ETTINGER
                                           . . . . . . . . . . . . . . . . . . .
                                           Irwin Ettinger
                                           Executive Vice President

                                   EXHIBIT INDEX
                                   -------------

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 3.01 Restated Certificate of Incorporation of Travelers Group Inc. (formerly The Travelers Inc.), (the "Company") and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, and Certificate of Amendment to the Restated Certificate of Incorporation, incorporated by reference to Exhibit
           3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-
           9924) (the "Company's March 31, 1995 10-Q").

 3.02 By-Laws of the Company as amended through January 24, 1996.

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

 10.05.1* The Company's Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.21.2 to the Company's 1988 10-K.

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 10.05.2* Amendment to the Company's Deferred Compensation Plan for Directors, dated July 22, 1992, incorporated by reference to Exhibit 10.06.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-9924) (the "Company's 1992 10-K").

 10.06.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924) (the
           "Company's 1990 10-K").

 10.06.2*  Amendment to the Company's Supplemental Retirement
           Plan, incorporated by reference to Exhibit 10.06.2 to the Company's 1993 10-K.

 10.07*    The Travelers Inc. Executive Performance Compensation
           Plan, effective April 27, 1994.

 10.08.1*  Capital Accumulation Plan of the Company (the "CAP
           Plan"), as amended to November 30, 1995.

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

 10.20* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on the old
           Travelers' 1992 10-K.

 10.21*    The Travelers Corporation TESIP Restoration and Non-
           Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the old
           Travelers' 1991 10-K.

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

 11.01     Computation of Earnings Per Share.

 12.01     Computation of Ratio of Earnings to Fixed Charges.

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 13.01     Pages 30 through 70 of the 1995 Annual Report to
           Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1995 Annual Report to Stockholders).

 21.01     Subsidiaries of the Company.

 23.01     Consent of KPMG Peat Marwick LLP, Independent Certified
           Public Accountants.

 23.02     Consent of Coopers & Lybrand L.L.P., Independent
           Accountants.

 23.03**   Accountants' consents to incorporation by reference of     Electronic
           reports filed with Exhibits 99.07 and 99.08.

 24.01     Powers of Attorney.

 27.01     Financial Data Schedule.

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

 99.02     The fourth paragraph of page 26 of the Company's
           September 30, 1993 10-Q (File No. 1-9924).

 99.03 The third paragraph of page 16 of the Quarterly Report on Form 10-Q of Smith Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 (File No. 1-
           12484).

 99.04 The paragraph that begins on page 2 and ends on page 3 of the Company's Current Report on Form 8-K dated March 1, 1994 (File No. 1-9924).

 99.05     The second paragraph of page 29 of the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 10-Q (File No. 1-9924).

 Exhibit                                                                Filing
 Number    Description of Exhibit                                       Method
 ------    ----------------------                                       ------

 99.06**   The second paragraph of page 30 of the Company's           Electronic
           September 30, 1995 10-Q (File No. 1-9924).

 99.07**   1995 Financial Statements of The Travelers Savings,        Electronic
           Investment and Stock Ownership Plan.

 99.08**   1995 Financial Statements of Travelers Group 401(k)        Electronic
           Savings Plan.


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1995 for the Company's employee savings plans are being filed as exhibits to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1995 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.



  --------------
  * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
  **   Filed with Form 10-K/A-1.


     Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.