Form 10-Q
period 1996-06-30
TRAVELERS GROUP INC
filed 1996-08-13
CIK 831001

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                   ---------------

                                      FORM 10-Q

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    -------

                            -----------------------------
                            Commission file number 1-9924
                            -----------------------------

                                 Travelers Group Inc.
                (Exact name of registrant as specified in its charter)

                       Delaware                        52-1568099
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


                     388 Greenwich Street, New York, New York 10013
                                                              -----
                  (Address of principal executive offices) (Zip Code)

                                    (212) 816-8000
                 (Registrant's telephone number, including area code)
                              ---------------------


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

     Common stock outstanding as of July 31, 1996: 480,426,079 (adjusted to give effect to the three-for-two stock split paid on May 24, 1996)

                                 Travelers Group Inc.

                                  TABLE OF CONTENTS
                                  -----------------

                            Part I - Financial Information


     Item 1. Financial Statements:                                 Page No.
                                                                   --------

         Condensed Consolidated Statement of Income (Unaudited) -
           Three and Six Months Ended June 30, 1996 and 1995           3

         Condensed Consolidated Statement of Financial Position -
           June 30, 1996 (Unaudited) and December 31, 1995             4

         Condensed Consolidated Statement of Changes in Stockholders'
            Equity (Unaudited) - Six Months Ended June 30, 1996        5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1996 and 1995                     6

         Notes to Condensed Consolidated Financial Statements -
           (Unaudited)                                                 7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13



                             Part II - Other Information


     Item 1. Legal Proceedings                                        35

     Item 6. Exhibits and Reports on Form 8-K                         35

     Exhibit Index                                                    36

     Signatures                                                       37

                        Travelers Group Inc. and Subsidiaries
                Condensed Consolidated Statement of Income (Unaudited)
                  (In millions of dollars, except per share amounts)


                                  Three Months Ended  Six Months Ended
                                       June 30,           June 30,
                                   1996      1995      1996    1995
- ------------------------------------------------------------------------
Revenues
Insurance premiums               $2,060    $1,306    $3,316  $2,595
Commissions and fees                878       722     1,766   1,290
Interest and dividends            1,417     1,121     2,543   2,164
Finance related interest and
    other charges                   287       277       571     548
Principal transactions              265       225       543     507
Asset management fees               331       242       648     479
Other income                        188       279       554     549
- ------------------------------------------------------------------------
  Total revenues                  5,426     4,172     9,941   8,132
- ------------------------------------------------------------------------
Expenses
Policyholder benefits and claims  2,319     1,329     3,590   2,663
Non-insurance compensation and
    benefits                        958       844     1,930   1,650
Insurance underwriting, acquisition
    and operating                   861       469     1,367     952
Interest                            563       518     1,060     973
Provision for credit losses          60        41       128      81
Other operating                     449       389       850     761
- ------------------------------------------------------------------------
   Total expenses                 5,210     3,590     8,925   7,080
- ------------------------------------------------------------------------
Gain (loss) on sale of
    subsidiaries and affiliates     397         -       397       -
- ------------------------------------------------------------------------
Income before income taxes and
    minority interest               613       582     1,413   1,052
Provision for income taxes          (81)     (205)     (361)   (370)
Minority interest, net of income taxes
                                     44         -        44       -
- ------------------------------------------------------------------------

Income from continuing operations   576       377     1,096     682
- ------------------------------------------------------------------------

Discontinued operations, net of
    income taxes:
  Income from operations              -        29         -      44
  Gain on disposition                 -         -         -      20
- ------------------------------------------------------------------------
Net income                         $576      $406   $ 1,096   $ 746
========================================================================

Net income per share of common stock
  and common stock equivalents (1):
  Continuing operations           $1.17     $0.75      $2.20  $1.35
  Discontinued operations             -      0.06          -   0.14
- ------------------------------------------------------------------------
Net income                        $1.17     $0.81      $2.20  $1.49
========================================================================

Weighted average number of common
    shares outstanding and
    common stock equivalents
    (millions) (1)                476.0     475.2      477.0  474.1
- ------------------------------------------------------------------------

       See Notes to Condensed Consolidated Financial Statements.

       (1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                        Travelers Group Inc. and Subsidiaries
               Condensed Consolidated Statement of Financial Position
                              (In millions of dollars)

                                                  June 30,    December 31,
                                                    1996          1995
- -------------------------------------------------------------------------
Assets                                         (Unaudited)
Cash and cash equivalents
  (including $1,068 and $1,072 segregated
    under federal and other regulations)          $ 1,635      $ 1,866
Investments and real estate held for sale:
   Fixed maturities, primarily available
     for sale at market value
     (cost - $42,159 and $29,652)                  42,044       30,712
   Equity securities, at market
     (cost - $967 and $759)                         1,070          856
   Mortgage loans                                   4,420        4,048
   Real estate held for sale                          521          321
   Policy loans                                     1,907        1,888
   Short-term and other                             4,815        3,140
- -----------------------------------------------------------------------
   Total investments and real estate held for sale 54,777       40,965
- -----------------------------------------------------------------------
Securities borrowed or purchased under
    agreements to resell                           21,246       19,601
Brokerage receivables                               7,217        6,559
Trading securities owned, at market value          10,851        8,984
Net consumer finance receivables                    7,290        7,092
Reinsurance recoverables                           11,119        6,461
Value of insurance in force and deferred policy
    acquisition costs                               2,452        2,172
Cost of acquired businesses in excess of net assets 2,958        1,928
Separate and variable accounts                      7,792        6,949
Other receivables                                   5,866        3,564
Other assets                                        8,871        7,775
- -----------------------------------------------------------------------
Total assets                                     $142,074     $113,916
=======================================================================
Liabilities
Investment banking and brokerage borrowings       $ 3,483     $  2,955
Short-term borrowings                               2,368        1,468
Long-term debt                                     10,161        9,190
Securities loaned or sold under agreements to
    repurchase                                     22,428       20,619
Brokerage payables                                  3,493        4,403
Trading securities sold not yet purchased, at
    market value                                    6,282        4,563
Contractholder funds                               14,164       14,535
Insurance policy and claims reserves               45,012       26,920
Separate and variable accounts                      7,748        6,916
Accounts payable and other liabilities             14,148       10,469
- -----------------------------------------------------------------------
  Total liabilities                               129,287      102,038
- -----------------------------------------------------------------------
ESOP Preferred stock - Series C                       213          235
Guaranteed ESOP obligation                            (51)         (67)
- -----------------------------------------------------------------------
                                                      162          168
TAP-Obligated Mandatorily Redeemable Preferred
    Securities of Subsidiary Trusts holding
    solely Junior Subordinated Debt Securities        900            -
- -----------------------------------------------------------------------
Stockholders' equity (1)
Preferred stock at aggregate liquidation value        763          800
Common stock ($.01 par value; authorized
    shares: 1.5 billion;
    issued shares: 1996 - 553,742,005 shares and
    1995 - 552,241,886 shares)                          6            6
Additional paid-in capital                          6,983        6,783
Retained earnings                                   6,408        5,503
Treasury stock, at cost (1996 - 77,884,913
    shares, 1995 - 77,886,615 shares)              (2,102)      (1,835)
Unrealized gain (loss) on investment securities         1          756
Other, principally deferred compensation and
    minimum pension liability                        (334)        (303)
- -----------------------------------------------------------------------
  Total stockholders' equity                       11,725       11,710
- -----------------------------------------------------------------------
Total liabilities and stockholders' equity       $142,074     $113,916
=======================================================================
See Notes to Condensed Consolidated Financial Statements.
(1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated
      Financial Statements).

                        Travelers Group Inc. and Subsidiaries
         Condensed Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)
                               (In millions of dollars)




Six months ended June 30, 1996                        Amount     Shares
- ----------------------------------------------------------------------
Preferred stock at aggregate liquidation value           (in thousands)
Balance, beginning of year                           $  800     11,200
Conversion of Series B preferred stock
   to common stock                                      (37)      (745)
- ----------------------------------------------------------------------
Balance, end of period                                  763     10,455
======================================================================
Common stock and additional paid-in capital
Balance, beginning of year (1)                        6,789    552,242
Conversion of Series B preferred stock to
   common stock                                          37      1,520
Issuance of shares pursuant to employee
   benefit plans                                        188        (20)
Other                                                   (25)         -
- ----------------------------------------------------------------------
Balance, end of period                                6,989    553,742
- ----------------------------------------------------------------------
Retained earnings
Balance, beginning of year                            5,503
Net income                                            1,096
Common dividends                                       (143)
Preferred dividends                                     (48)
- -----------------------------------------------------------------------
Balance, end of period                                6,408
- -----------------------------------------------------------------------
Treasury stock (at cost)
Balance, beginning of year (1)                       (1,835)   (77,887)
Issuance of shares pursuant to employee benefit
    plans, net of shares tendered for payment of
    option exercise price and withholding taxes          50      7,583
Treasury stock acquired                                (317)    (7,581)
- -----------------------------------------------------------------------
Balance, end of period                               (2,102)   (77,885)
- -----------------------------------------------------------------------
Unrealized gain (loss) on investment securities
Balance, beginning of year                              756
Net change in unrealized gains and losses on
    investment securities, net of tax                  (755)
- ------------------------------------------------------------
Balance, end of period                                    1
- ------------------------------------------------------------
Other, principally deferred compensation and
    minimum pension liability
Balance, beginning of year                             (303)
Restricted stock activity, net of amortization         (119)
Other                                                    88
- ------------------------------------------------------------
Balance, end of period                                 (334)
- ------------------------------------------------------------
Total common stockholders' equity and common
    shares outstanding                              $10,962    475,857
======================================================================
Total stockholders' equity                          $11,725
======================================================================

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).
                                          5

                   Travelers Group Inc. and Subsidiaries
         Condensed Consolidated Statement of Cash Flows (Unaudited)
                          (In millions of dollars)

Six months ended June 30,                                 1996        1995
- -----------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations before income
   taxes and minority interest                         $  1,413       $1,052
Adjustments to reconcile income from continuing
   operations before income taxes, to net cash
   provided by (used in) operating activities:
    Amortization of deferred policy acquisition
       costs and value of insurance in force                499          407
    Additions to deferred policy acquisition costs         (587)        (431)
    Depreciation and amortization                           167          152
    Provision for credit losses                             128           81
    Changes in:
       Trading securities, net                             (148)        (503)
       Securities borrowed, loaned and repurchase
         agreements, net                                    164        5,037
       Brokerage receivables net of brokerage payables   (1,568)      (3,138)
       Insurance policy and claims reserves                 511          414
       Other, net                                         1,174          776
Net cash flows provided by (used in) operating
   activities of discontinued operations                      -         (769)
- -----------------------------------------------------------------------------
Net cash provided by (used in) operations                 1,753        3,078
Income taxes paid                                          (475)        (284)
- -----------------------------------------------------------------------------
  Net cash provided by (used in) operating activities     1,278        2,794
- -----------------------------------------------------------------------------
Cash flows from investing activities
Consumer loans originated or purchased                   (1,468)      (1,360)

Consumer loans repaid or sold                             1,266        1,069

Purchases of fixed maturities and equity securities     (15,216)      (7,345)

Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity
  securities                                             12,584        6,605
  Mortgage loans                                            133          319
  Real estate and real estate joint ventures                 86          126
Proceeds from maturities of investments:
  Fixed maturities                                        1,748        1,428
  Mortgage loans                                            417          207
Other investments, primarily short term, net               (537)      (2,004)
Business acquisition                                     (4,160)           -
Other, net                                                  (15)        (216)
Net cash flows provided by (used in) investing
   activities of discontinued operations                      -        1,169
- -----------------------------------------------------------------------------
  Net cash provided by (used in) investing activities    (5,162)          (2)
- -----------------------------------------------------------------------------

Cash flows from financing activities
Dividends paid                                             (191)        (171)
Subsidiary issuance of preferred stock                      900            -
Subsidiary's sale of Class A common stock                 1,453            -

Treasury stock acquired                                    (317)        (151)
Issuance of long-term debt                                1,350        2,625

Payments and redemptions of long-term debt                 (360)      (1,069)
Net change in short-term borrowings (including
   investment banking and brokerage borrowings)           1,428       (3,151)

Contractholder fund deposits                                899        1,534
Contractholder fund withdrawals                          (1,469)      (2,189)

Other, net                                                  (40)          (5)
- -------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities     3,653       (2,577)
- -----------------------------------------------------------------------------
Change in cash and cash equivalents                        (231)         215
Cash and cash equivalents at beginning of period          1,866        1,227
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 1,635      $ 1,442
- -------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest              $   1,033      $   925
==============================================================================
















Supplemental schedule of noncash investing and financing activities Assets and liabilities of business acquired:
  Invested assets                                      $ 13,884

  Reinsurance recoverables and other assets              10,019

  Insurance policy and claim reserves                   (18,235)

  Other liabilities                                      (1,508)
- -----------------------------------------------------------------------
  Cash payment                                         $  4,160
=======================================================================

See Notes to Condensed Consolidated Financial Statements.

                        Travelers Group Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)


     1. Basis of Presentation
        ---------------------

        The accompanying condensed consolidated financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited and include the accounts of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected.
        The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

        Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

        The Board of Directors on January 24, 1996, declared a three-for-two split in TRV's common stock, in the form of a 50% stock dividend, which was paid on May 24, 1996 to stockholders of record on May 6, 1996. At TRV's Annual Meeting of Stockholders on April 24, 1996, stockholders approved an increase in the number of shares of common stock of TRV authorized for issuance from 500 million shares to 1.5 billion shares. Current and prior year information has been restated to reflect the stock split.

        Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

        Discontinued operations
        In January 1995 the sale of the group life and related businesses of The Travelers Insurance Group Inc. (TIGI) to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. Revenues from discontinued operations for the three months and six months ended June 30, 1995 amounted to $377 million and $716 million, respectively. Included in net income from discontinued operations for the six months ended June 30, 1995 is the gain from the sale in January 1995 of the Company's group life insurance business.

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

     2. Acquisition
        -----------

        On April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company (ACSC) and The Standard Fire Insurance Company (SFIC) (collectively, Aetna P&C) for approximately $4.16 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity), and is the primary vehicle through which the Company engages in the property and casualty insurance business.

        To finance the $4.16 billion purchase price and transaction costs, and capital contributions of $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI, a wholly owned subsidiary of the Company, acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, TRV purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

        TRV funded its purchase of Series Z Preferred Stock of TAP and the capital contribution made by TIGI from the issuance of $920 million of debt, and from $760 million of cash on hand.

        On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the credit facility and to redeem in full TAP's Series Z Preferred Stock.

        The assets and liabilities of Aetna P&C are reflected in the Condensed Consolidated Statement of Financial Position at June 30, 1996 on a fully consolidated basis at management's best estimate of their fair values, based on currently available information. Evaluation and appraisal of assets and liabilities is continuing, including adjustments to investments, deferred acquisition costs, financial guarantee obligations which the Company expects to assume, designate as held for sale and actively market, claim reserves to conform the accounting policy regarding discounting to that historically used by the Company, liabilities for lease and severance costs relating to a restructuring plan for the business acquired, other assets and liabilities and related deferred income tax amounts; and allocation of the purchase price may be adjusted. The excess of the purchase price over the estimated fair value of net assets is approximately $1.14 billion and will be amortized over 40 years.

        During the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the merger and the application of Travelers strategies, policies and practices to Aetna P&C reserves and include: $301.9 million after tax and minority interest ($566.5 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); and an $18.7 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the merger. In addition the Company recognized a gain of $363 million (before and after tax) from the issuance of shares of Class A Common Stock by TAP and such gain is not reflected in the pro forma financial information below.

        The unaudited pro forma condensed results of operations presented below assume the above transactions had occurred at the beginning of each of the periods presented:
                                                      Six Months Ended June 30,
                                                     --------------------------
                           Pro Forma                   1996           1995
             ------------------------------------------------------------------
             Revenues                                 $11,541       $10,673
                                                       ======        ======
             Income from continuing operations        $   859      $    303
                                                       ======           ===

             Net income                               $   859      $    367
                                                       ======           ===

             Net income per share:

               Continuing operations                  $  1.70      $   0.55
                                                         ====          ====


               Net income                             $  1.70      $   0.69
                                                         ====          ====

        Excluding the charges discussed above associated with the acquisition of Aetna P&C, which total $320.6 million after tax and minority interest, pro forma income from continuing operations and net income would have been $1.18 billion or $2.38 per share for the six months ended June 30, 1996. Historical results of Aetna P&C in the second quarter of 1995 include a charge of $750 million ($488 million after tax) representing an addition to environmental-related claims reserves.

        The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future operations of the combined companies.

     3. Debt
        ----

        Investment banking and brokerage borrowings consisted of the following:

        (millions)                  June 30, 1996     December 31, 1995
        ---------                   -------------     -----------------
        Commercial paper              $3,205               $2,401
        Uncollateralized borrowings      278                  399
        Collateralized borrowings          -                  155
                                    --------               ------
                                      $3,483               $2,955
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

        Short-term borrowings consisted of commercial paper outstanding as follows:

         (millions)                                   June 30, 1996      December 31, 1995
         ---------                                    -------------      -----------------
          Travelers Group Inc.                        $    247             $      -
          Commercial Credit Company                      1,436                1,394
          Travelers/Aetna Property Casualty Corp.          631                    -
          The Travelers Insurance Company                   54                   74
                                                        ------               ------
                                                        $2,368               $1,468
                                                         =====                =====

        TRV, Commercial Credit Company (CCC), TAP and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

        TRV, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently, $400 million is allocated to TRV, $475 million to CCC and $125 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1996, this requirement was exceeded by approximately $3.7 billion. In addition to the five-year revolving credit facility, TRV, during the second quarter of 1996, entered into a 364-day revolving credit and bid loan agreement with a bank to provide $75 million of revolving credit.

        CCC also has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion, which expires in 2001.

        CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1996, CCC would have been able to remit $273 million to its parent under its most restrictive covenants.

        As discussed in Note 2, during the first quarter of 1996 TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks led by Citibank, N.A., Chemical Bank and Morgan Guaranty Trust Company. This facility expires in March 2001 and was used to finance the purchase of Aetna P&C. All borrowings under this facility have been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, currently there are no borrowings outstanding under this facility.

        Long-term debt, including its current portion, consisted of the following:

        (millions)                                   June 30, 1996      December 31, 1995
        ---------                                    -------------      -----------------
        Travelers Group Inc.                          $2,023               $2,042
        Commercial Credit Company                      5,400                5,200
        Smith Barney Holdings Inc.                     1,975                1,875
        Travelers/Aetna Property Casualty Corp.          700                    -
        The Travelers Insurance Group Inc.                63                   73
                                                      ------               ------
                                                     $10,161               $9,190
                                                      ======                =====

        In December 1995, TRV, through a private placement, issued $100 million principal amount of 6 1/4% Notes due December 1, 2005, and $100 million principal amount of 7% Notes due December 1, 2025, substantially all of which was exchanged for registered debt in June 1996.

        During the first six months of 1996, CCC issued $400 million and Smith Barney issued $250 million of notes with varying interest rates and maturities.

        Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999. In addition, Smith Barney has a $500 million 364-day revolving credit agreement that extends through May 1997. As of June 30, 1996, there were no borrowings outstanding under either facility.

        Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At June 30, 1996, Smith Barney would have been able to remit approximately $532 million to TRV under its most restrictive covenants.

        TIGI is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $580 million of statutory surplus is available in 1996 for such dividends without Department approval.

     4. TAP - Obligated Mandatorily Redeemable Preferred Securities of
        --------------------------------------------------------------
        Subsidiary Trusts
        -----------------

        The sole assets of Travelers P&C Capital I and Travelers P&C Capital II are Junior Subordinated Debt Securities. These debt securities are eliminated in consolidation and at June 30, 1996 were as follows:

        (in millions)               Amount      Interest Rate   Maturity Date
                                    ------      -------------   -------------

        Travelers P&C Capital I     $800            8.08%        April 30, 2036

        Travelers P&C Capital II    $100            8.00%        May 15, 2036

     5. Contingencies
        -------------

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

     Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                              and RESULTS of OPERATIONS

     Consolidated Results of Operations


                                        Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        -------------------------------------
          (In millions, except per          1996   1995       1996     1995
          share amounts)
          -------------------------------------------------------------------
          Revenues                        $5,426  $4,172     $9,941   $8,132
                                          ======  ======     ======   ======

          Income from continuing
          operations                        $576    $377     $1,096   $  682
          Income from discontinued
          operations                           -      29          -       64
                                            ----    ----      -----      ---
          Net income                        $576    $406     $1,096   $  746
                                            ====    ====     ======     ====
          Earnings per share*:
            Continuing operations          $1.17   $0.75     $ 2.20    $1.35
            Discontinued operations            -    0.06          -     0.14
                                           -----   -----      -----    -----
            Net income                     $1.17   $0.81     $ 2.20    $1.49
                                           =====   =====      =====    =====
          Weighted average number of
            common shares
            outstanding and common stock   476.0   475.2      477.0    474.1
            equivalents*                   =====   =====      =====    =====

(*) Adjusted for the three-for-two stock split.

     Acquisition
     As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, Travelers/Aetna Property Casualty Corp.
     (TAP), an indirect majority-owned subsidiary of Travelers Group Inc. (TRV), completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Life and Casualty Company (Aetna P&C) for approximately $4.16 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity), and is the primary vehicle through which TRV and its subsidiaries (collectively, the Company) engage in the property and casualty insurance business.

     Results of Operations
     Consolidated income from continuing operations for the quarter ended June 30, 1996 was $576 million, and includes the following:

        - Portfolio losses of $58.8 million after tax

        - Adjustment of $301.9 million (after tax and minority interest) to loss reserves and other insurance accounts of Aetna's property casualty operations, related primarily to cumulative injury claims other than asbestos (CIOTA)

        - Restructuring costs of $18.7 million (after tax and minority interest) incurred by Travelers Indemnity, associated with the acquisition of Aetna P&C

        - Gain of $363.0 million after tax recognized from the sale of shares of Class A Common Stock by TAP

        - Net gain of $25.9 million after tax from disposition of investment advisory affiliates, including RCM Capital Management

     This compares with income from continuing operations of $377 million in the 1995 period, which included reported investment portfolio gains of $4 million. Excluding these items, income from continuing operations for the second quarter of 1996 was 52% above the comparable period in 1995, primarily reflecting improved performance at Smith Barney, Primerica Financial Services, Travelers Life and Annuity and the inclusion of the business acquired from Aetna.

     Income from continuing operations for the six months ended June 30, 1996, was $1.096 billion, compared to $682 million in the 1995 period. Included in the 1996 six-month period are portfolio losses of $18.2 million and the other special items explained above, compared to $14.0 million in portfolio losses in the 1995 six-month period. Excluding these items, income from continuing operations for the first six months of 1996 was 50% above the comparable period in 1995.

     The effective income tax rate for the three months and six months ended June 30, 1996 is below the statutory rate of 35% due primarily to the nontaxability of the gain recognized from the sale of shares of Class A Common Stock by TAP.

     Discontinued Operations
     In January 1995 the sale of the group life and related businesses of The Travelers Insurance Group Inc. (TIGI) to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. Revenues from discontinued operations for the three months and six months ended June 30, 1995 amounted to $377 million and $716 million, respectively. Included in net income from discontinued operations for the six months ended June 30, 1995 is the gain from the sale in January 1995 of the Company's group life insurance business.
                                          14

     The following discussion presents in more detail each segment's performance.

          Segment Results for the Three Months Ended June 30, 1996 and 1995
          -----------------------------------------------------------------

     Investment Services
                                           Three Months Ended June 30,
                                   ---------------------------------------------
           (millions)                      1996               1995
- --------------------------------------------------------------------------------
                                 Revenues     Net income  Revenues   Net income
- --------------------------------------------------------------------------------
           Smith Barney           $1,970         $230      $1,692        $135
================================================================================

     Smith Barney
     Smith Barney reported record net income of $230 million for the three months ended June 30, 1996, compared to $135 million reported for the three months ended June 30, 1995.

     Smith Barney Revenues
                                          Three Months Ended June 30,
                                          ---------------------------
                (millions)                      1996          1995
                -----------------------------------------------------
                Commissions                   $  577        $  491
                Investment banking               298           226
                Principal trading                265           225
                Asset management fees            331           242
                Interest income, net*            100            97
                Other income                      37            38
                -----------------------------------------------------
                Net revenues*                 $1,608        $1,319
                =====================================================

     * Net of interest expense of $362 million and $373 million for the three-month period ended June 30, 1996 and 1995, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

     Revenues, net of interest expense, increased 22% compared to 1995's second quarter, reflecting increases in several categories. Commission revenues increased by 17% to $577 million in the 1996 second quarter compared to $491 million in the 1995 period. The increase reflects strong activity in the over-the-counter and listed securities markets as well as increased mutual fund sales. Investment banking revenues increased 32% to a record $298 million in the 1996 second quarter compared to $226 million in the 1995 period, reflecting strong volume in equity, high yield and corporate debt and public finance underwritings as well as fee income from merger and acquisition advisory activity. Principal trading revenues of $265 million for the 1996 second quarter increased 18% over the 1995 period with particular strength in over-the-counter equities and municipal trading. Asset management fees were $331 million in the 1996 second quarter compared to $242 million in the 1995 period. This increase reflects growth in assets under management, which at June 30, 1996 reached a record $103.7 billion, up from $87.4 billion a year ago, and also reflects fees associated with bringing in-house all the administrative functions for proprietary mutual funds and money funds in the third quarter of 1995. Net interest income was $100 million in the 1996 second quarter, up 3% from $97 million in the 1995 period primarily due to increased margin lending to clients.

     Total expenses, excluding interest, increased 13% to $1.231 billion in the 1996 second quarter as compared to $1.086 billion in the 1995 period. This increase was driven by higher production-related compensation and benefits expense. Expenses other than interest and employee compensation and benefits were $333 million in the 1996 period compared to $298 million in the 1995 period. Smith Barney's ratio of non-compensation expenses to net revenues stood at 20.7% at the end of the second quarter of 1996 compared to 22.6% in the comparable 1995 period. Smith Barney continues to maintain its focus on controlling fixed expenses.

     Smith Barney's business is significantly affected by the levels of activity in the securities markets, which in turn are affected by the level and trend of interest rates, the general state of the economy and the national and worldwide political environments, among other factors. An increasing interest rate environment could have an adverse impact on Smith Barney's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and public entities of issuing public debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact Smith Barney's business. Smith Barney will continue to concentrate on building its asset management business, which tends to provide a more predictable and steady income stream than its other businesses. Smith Barney continues to maintain tight expense controls which management believes will help the firm weather periodic downturns in market conditions.

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

     Assets Under Management
                                                       At June 30,
                                                 ---------------------
                 (billions)                         1996          1995
                 -------------------------------------------------------
                 Smith Barney                     $103.7        $ 87.4
                 Travelers Life and Annuity (1)     21.1          20.9
                 -------------------------------------------------------
                 Total Assets Under
                 Management (2)                   $124.8        $108.3
                 =======================================================

     (1)  Part of the Life Insurance Services segment.
     (2) Excludes assets under management at RCM Capital Management of $25.5 billion in 1995 (sold in June 1996).

     Consumer Finance Services
                                   Three Months Ended June 30,
                         -----------------------------------------------
      (millions)                    1996                 1995
- ------------------------------------------------------------------------
                         Revenues   Net income   Revenues     Net income
- ------------------------------------------------------------------------
      Consumer Finance
      Services(1)             $348        $61        $338      $60
========================================================================

     (1) Net income in 1996 includes a portion of the gain ($.7 million) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

     Earnings before the gain on the disposition of RCM for the second quarter of 1996 were even with the second quarter of 1995. The impact of a 5% higher level of receivables and improved margins was offset by higher loan losses as well as an increase in the loan loss reserve. At June 30, 1996, consumer finance receivables totaled $7.463 billion.

     The average yield on the portfolio, at 15.40%, was lower than the 1995 second quarter yield of 15.57%. Net interest margin, at 8.82%, was up 13 basis points compared with the prior year's second quarter, because of lower funding costs.

     Delinquencies in excess of 60 days were 2.18% as of June 30, 1996, slightly lower than 2.21% at the end of the first quarter of 1996, but higher than the 1.86% level at the end of the 1995 second quarter. Despite the favorable delinquency rate comparison, the charge-off rate for the second quarter of 1996 was 2.92%, up from 2.14% in the comparable 1995 period and from 2.87% in the first quarter of 1996. In part, these trends reflect the high level of personal bankruptcies affecting the credit industry. As a result of the higher losses, reserves as a percentage of net receivables were increased in the second quarter of 1996 to 2.92%, up from 2.88% at March 31, 1996 and 2.64% at June 30, 1995.
                                               As of, and for, the
                                             Three Months Ended June 30,
                                          ------------------------------
                                                 1996         1995
                                          ------------------------------

                Allowance for credit
                losses as % of
                  net outstandings               2.92%       2.64%
                Charge-off rate for the
                period                           2.92%       2.14%

                60 + days past due on a
                contractual basis as a %
                  of gross consumer
                  finance receivables
                  at quarter end                 2.18%       1.86%

     The total number of offices at the end of the quarter stood at 860, which includes the addition of 10 offices from the March 31, 1996 acquisition of Hawaii-based Servco Financial Corp. During the quarter, the Company completed its initial conversion of 28 existing retail offices into $.M.A.R.T.(SM) Solution Centers -- devoted exclusively to servicing the segment's growing business of underwriting real estate loans for Primerica Financial Services (PFS).

     The Consumer Finance segment results for the second quarter of 1996 continued to be influenced by a higher level of loan losses, which the Company now believes should continue throughout this year, as a result of a higher level of personal bankruptcies. Also, near-term earnings for this segment are expected to be affected by a higher level of expenses, as the Company implements additional investments in marketing, training and systems enhancements in order to capitalize on future growth opportunities. Consequently, the Company believes that the segment's operating earnings in the second half of 1996 could be 15% or more below comparable 1995 levels. The Company expects improvement in the second half of 1997 results, however, which would make year-over-year, 1997 to 1996, comparisons favorable.

     The statements contained in the foregoing paragraph may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including (i) changes in the consumer lending industry as a result of economic or regulatory influences,
     (ii) changes in the interest rate environment and general economic conditions, (iii) the composition of the Company's receivables portfolio (i.e. product mix) and (iv) the level of business competition. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

     Life Insurance Services
                                          Three Months Ended June 30,
                                   ---------------------------------------------
           (millions)                      1996                 1995
           ---------------------------------------------------------------------
                                   Revenues    Net income   Revenues  Net income
           ---------------------------------------------------------------------
           Primerica Financial
           Services (1)              $354        $ 70        $343        $ 66

           Travelers Life and
           Annuity (2)(3)             549          78         614          70
           ---------------------------------------------------------------------
           Total Life Insurance
           Services                  $903        $148        $957        $136
           =====================================================================

     (1) Net income in 1996 includes a portion of the gain ($4 million) from the disposition of RCM and net income in 1995 includes $7 million of reported investment portfolio gains.
     (2) Net income includes $12 million of reported investment portfolio losses in 1996.
     (3) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life Insurance Company (Transport Life). Revenues and net income of Transport Life in the 1995 quarter amounted to $66 million and $7 million, respectively.

     Primerica Financial Services
     Earnings before portfolio gains and the gain on disposition of RCM for the second quarter of 1996 increased 13% to $66 million compared to $59 million in the 1995 second quarter, reflecting increased mutual fund sales as well as continued growth in life insurance in force.

     Face amount of new term life insurance sales was $14.0 billion in the second quarter of 1996, up from $13.5 billion in the prior year period. Life insurance in force reached $354.8 billion at June 30, 1996, up from $341.8 billion at June 30, 1995, and continued to reflect good policy persistency.

     Sales of mutual funds (at net asset value) were $636.7 million for the second quarter of 1996, a 73% increase over second quarter 1995 sales of $369 million, reflecting strong customer demand in the U.S. and Canada. Nearly 28% of 1996 quarterly mutual fund sales were from the Smith Barney Concert Series(SM), which PFS first introduced to its market in March 1996. Net receivables from $.M.A.R.T.(SM) and $.A.F.E.(SM) consumer loans continued to advance to $1.326 billion at the end of the second quarter of 1996, up 11% from $1.198 billion in the comparable 1995 period. Earnings from these consumer loans are included in the Consumer Finance segment.

     Travelers Life and Annuity
     Travelers Life and Annuity consists of annuity, life and health products marketed by The Travelers Insurance Company (TIC) under the Travelers name and, during 1995, the individual accident and health operations of Transport Life (through the date of the spin-off). Among the range of products offered are individual universal and term life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses and group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through a core group of over 500 independent agencies, the Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC and Smith Barney Financial Consultants.

     Earnings before portfolio losses increased 29% to $90 million in the second quarter of 1996, compared to $70 million in the second quarter of 1995.
     The earnings growth was driven by strong investment portfolio performance and a higher capital base which benefited from the reinvestment of the proceeds from the sale of the Company's interest in MetraHealth in the 1995 fourth quarter, offset somewhat by the loss of earnings from Transport Life, which was spun-off to TRV stockholders in September 1995.

     The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues. The decrease in revenues from 1995 reflects the spin-off of Transport Life.

     For deferred annuities, net written premiums and deposits were $509.5 million in the second quarter of 1996, up 34% from $380.6 million in the 1995 second quarter. Total deferred annuity policyholder account balances and benefit reserves at June 30, 1996 were $12.2 billion compared to $10.4 billion at June 30, 1995. Sales continue to be strengthened by the success of Vintage(R), the single premium variable annuity product distributed exclusively by Smith Barney Financial Consultants, now accounting for nearly 36% of all deferred annuity production at Travelers Life and Annuity.

     Payout annuity policyholder account balances and reserves totaled $4.4 billion at June 30, 1996, level with the prior year's balance. Net premiums and deposits of $25.3 million for the second quarter of 1996 were 11% higher than the second quarter 1995 amount of $22.8 million. Group annuity policyholder account balances and benefit reserves totaled $7.1 billion at June 30, 1996, down from $8.2 billion at June 30, 1995, primarily reflecting management's decision not to renew low margin, fixed rate guaranteed investment contracts. Since 1994, guaranteed investment contracts have been written on a more selective basis, resulting in fluctuations in deposits from period to period. Group annuity net written premiums and deposits for the second quarter of 1996 were $175 million, compared to $246 million in the second quarter of 1995.

     Face amount of individual life insurance issued during the second quarter of 1996 was $1.7 billion, up from $1.5 billion in the second quarter of 1995, excluding Transport Life, bringing total life insurance in force to $49.6 billion at June 30, 1996. Net written premiums and deposits for individual life insurance were $69.8 million, up 13% in the second quarter of 1996, compared to $61.9 million in the second quarter of 1995 excluding Transport Life. This increase reflects sales of Vintage Life(SM), a new single premium universal life product introduced to Smith Barney Financial Consultants in September 1995.

     Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $30.8 million in the second quarter of 1996, compared to $21.7 million in the second quarter of 1995, largely as a result of a 62% increase in sales of new policies.

     Property & Casualty Insurance Services
                                             Three Months Ended June 30,
                                   -------------------------------------------
       (millions)                              1996                1995
- ------------------------------------------------------------------------------
                                                    Net                 Net
                                        Revenues  income    Revenues   income
                                                   (loss)              (loss)
- ------------------------------------------------------------------------------
       Commercial (1) (2)            $  1,445    $ (237)   $  813       $74

       Personal (1) (3)                   750        51       361        26

       Financing costs and other (1)        7       (30)        -         -

       Minority interest                    -        44         -         -
- ------------------------------------------------------------------------------
       Total Property & Casualty
       Insurance Services              $2,202     $(172)   $1,174      $100
==============================================================================

     (1)  Before minority interest.
     (2) Net income includes $32 million and $2 million of reported investment portfolio losses in 1996 and 1995, respectively, and $383 million of charges in 1996 related to the acquisition of Aetna P&C.
     (3) Net income includes $6 million and $1 million of reported investment portfolio losses in 1996 and 1995, respectively, and $8 million of charges in 1996 related to the acquisition of Aetna P&C.

     The following segment earnings include the property and casualty operations of Travelers Indemnity and its parent TIGI for periods prior to April 2, 1996. Certain production statistics related to Aetna P&C operations are provided for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

     As previously indicated, TAP incurred charges during the second quarter of 1996 related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the merger and the application of Travelers strategies, policies and practices to Aetna P&C reserves. The charges include:

       - $301.9 million after tax and minority interest ($566.5 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA)

       - $18.7 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the merger

     Commercial Lines
     Earnings before portfolio gains/losses and acquisition-related charges increased 134% to $178 million in the second quarter of 1996 compared to $76 million in the second quarter of 1995, primarily reflecting the acquisition of Aetna P&C, the emerging benefits of expense reduction initiatives associated with the merger and strong investment income.

     Catastrophe losses in the 1996 second quarter, after taxes and reinsurance were insignificant, compared with $6.2 million in the 1995 second quarter.

     Commercial Lines net written premiums for the second quarter of 1996 totaled $1.100 billion (excluding a one-time adjustment associated with a reinsurance transaction), up $561 million compared to $539 million for the second quarter of 1995, reflecting the acquisition of Aetna P&C, offset in small part by the highly competitive conditions in the marketplace and the Company's continuing focus on profitability. Premium equivalents for the second quarter of 1996 totaled $752 million, up $78 million compared to $674 million for the second quarter of 1995, reflecting the acquisition of Aetna P&C. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

     On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), and excluding a one-time adjustment associated with a reinsurance transaction in 1996, Commercial Lines net written premiums for the second quarter of 1996 totaled $1.100 billion, down $192 million compared to $1.292 billion for the second quarter of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. On a combined total basis including Aetna P&C, premium equivalents for the second quarter of 1996 totaled $752 million, down $120 million compared to $872 million for the second quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, as well as the Company's efforts to help customers control their loss costs.

     A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts net written premiums of $179.6 million excluding a one-time adjustment associated with a reinsurance transaction for the second quarter of 1996 increased $25.1 million from the second quarter of 1995. This increase reflects the acquisition of Aetna P&C, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business and efforts to help customers control their loss costs. National Accounts premium equivalents of $735.7 million for the second quarter of 1996 were $70.8 million above the second quarter of 1995. The increase in premium equivalents reflects the acquisition of Aetna P&C, partially offset by a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

     For the 1996 second quarter, National Accounts new business, including both premiums and premium equivalents, was $180 million compared to $88 million for the second quarter of 1995. This increase primarily reflects the addition of one large account in the second quarter of 1996. National Accounts renewed business for the second quarter of 1996 of $612 million increased $109 million above the 1995 levels, reflecting the acquisition of Aetna P&C, partially offset by the National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. The National Accounts business retention ratio was 91% for the second quarter of 1996 and 93% for the second quarter of 1995.

     Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $380.5 million in the 1996 second quarter compared to $162.7 million in the 1995 second quarter and premium equivalents were $16.5 million in the 1996 second quarter, $7.7 million above the 1995 second quarter. These increases reflect the acquisition of Aetna P&C, marginally offset by the highly competitive market, where Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the second quarter of 1996, new premium and premium equivalent business in Commercial Accounts was $65 million compared to $39 million in the 1995 second quarter. The Commercial Accounts business retention ratio was 70% in the 1996 second quarter compared to 71% in the 1995 second quarter. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

     Select Accounts serves small businesses through a network of independent agencies. Select Accounts net written premiums of $368.6 million for the second quarter of 1996 were $226.9 million above the second quarter 1995 premium levels, reflecting the acquisition of Aetna P&C. New premium business in Select Accounts was $75 million in the 1996 second quarter compared to $33 million in the 1995 second quarter. The Select Accounts business retention ratio was 78% in the 1996 second quarter compared to 74% in the comparable 1995 period.

     Specialty Accounts addresses unique risks that typically require specialized underwriting. Specialty Accounts net written premiums were $171.7 million in the 1996 second quarter compared to $80.9 million in the 1995 second quarter. This growth is primarily attributable to the acquisition of the Aetna P&C Bond Specialty Business.

     The statutory combined ratio for Commercial Lines in the second quarter of 1996 was 171.1% compared to 109.3% in the second quarter of 1995. The GAAP combined ratio for Commercial Lines in the second quarter of 1996 was 162.2% compared to 107.9% in the second quarter of 1995.

     The GAAP combined ratio for Commercial Lines differs from the statutory combined ratio primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies. In addition, in the 1996 period, purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge.

     The increase in the 1996 second quarter statutory and GAAP combined ratios for Commercial Lines was primarily attributable to the charges related to the acquisition and integration of Aetna P&C. Excluding these amounts the statutory and GAAP combined ratios for the three months ended June 30, 1996 would have been 113.4% and 110.7%, respectively. The increase in the 1996 second quarter statutory and GAAP combined ratios excluding acquisition-related charges compared to the 1995 second quarter statutory and GAAP combined ratios is generally due to the inclusion in 1996 of Aetna P&C. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

     Personal Lines
     Earnings before portfolio gains/losses and acquisition-related charges increased 144% to $65 million in the second quarter of 1996 compared to $27 million in the second quarter of 1995. Operating earnings included the impact of catastrophe losses, after taxes and reinsurance, of $14.0 million in the second quarter of 1996 compared to $1.9 million in the comparable 1995 period. The improvement in operating earnings reflects the acquisition of Aetna P&C and the emerging benefits of expense reductions associated with the merger, strong net investment income, and continued favorable prior year loss reserve development in personal auto lines.

     Net written premiums in the 1996 second quarter were $675.8 million, compared to $318.9 million in the second quarter of 1995. This improvement reflects the acquisition of Aetna P&C.

     On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the second quarter of 1996 totaled $676 million, up $35 million compared to $641 million for the second quarter of 1995. Excluding the effect of a 1995 change in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

     The statutory combined ratio for Personal Lines in the second quarter of 1996 was 100.1% compared to 103.7% in the 1995 second quarter. The GAAP combined ratio for Personal Lines in the second quarter of 1996 was 100.7% compared to 103.4% in the 1995 second quarter. The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines, partially offset by the higher level of catastrophe losses.

     Financing Costs and Other
     The primary component for the 1996 second quarter was interest expense of $25 million after tax, reflecting financing costs associated with the acquisition of Aetna P&C.

     Corporate and Other
                                            Three Months Ended June 30,
                                    -------------------------------------------
      (millions)                            1996                  1995
- -------------------------------------------------------------------------------
                                              Net income            Net income
                                    Revenues   (expense)  Revenues   (expense)
- -------------------------------------------------------------------------------
      Net expenses (1)                  -        $(75)        -         $(54)

      Net gain (loss) on sale of
      subsidiaries and affiliates       -         384         -            -
- -------------------------------------------------------------------------------
      Total Corporate and Other        $3        $309       $11         $(54)
===============================================================================

     (1) Net income (expense) includes $15 million of reported investment portfolio losses in 1996.

     Lower staff expenses in the second quarter of 1996 compared to the second quarter of 1995 were offset by a higher level of corporate borrowings in the second quarter of 1996.

           Segment Results for the Six Months Ended June 30, 1996 and 1995
           ---------------------------------------------------------------

     The overall operating trends for the six months ended June 30, 1996 and 1995 were substantially the same as those of the second quarter periods except as noted below.

     Investment Services
                                            Six Months Ended June 30,
                                   -------------------------------------------
       (millions)                          1996                   1995
- ------------------------------------------------------------------------------
                                   Revenues   Net income  Revenues  Net income
- ------------------------------------------------------------------------------
       Smith Barney                  $3,927         $454    $3,216        $235
==============================================================================

     Smith Barney Revenues
                                           Six Months Ended June 30,
                                         ---------------------------
                    (millions)               1996         1995
                  --------------------------------------------------
                    Commissions            $1,182       $  939
                    Investment banking        576          342
                    Principal trading         543          507
                    Asset management fees     648          479
                    Interest income, net*     195          189
                    Other income               71           72
                  --------------------------------------------------
                    Net revenues*          $3,215       $2,528
                  ==================================================

     * Net of interest expense of $712 million and $688 million for the six-month period ended June 30, 1996 and 1995, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

     Revenues, net of interest expense, increased 27% compared to 1995's first six months. Commission revenues increased by 26% to $1.182 billion in the 1996 first half compared to $939 million in the 1995 period. The increase reflects strong activity in the over-the-counter and listed securities markets as well as increased mutual fund sales. Investment banking revenues increased 68% to $576 million in the 1996 first half compared to $342 million in the 1995 period, reflecting strong volume in equity, high yield, corporate debt and public finance underwritings as well as fee income from merger and acquisition advisory activity. Principal trading revenues of $543 million for the 1996 first half increased 7% over the 1995 period and showed particular strength in over-the-counter equities and was offset by a decline in municipal trading. Asset management fees were $648 million in the 1996 first half compared to $479 million in the 1995 period. Net interest income was $195 million in the 1996 first half, up 3% from $189 million in the 1995 period.

     Total expenses, excluding interest, increased 17% to $2.471 billion in the 1996 first half as compared to $2.119 billion in the 1995 period. This increase was driven by higher production-related compensation and benefits expense. Expenses other than interest and employee compensation and benefits were $660 million in the 1996 period compared to $589 million in the 1995 period. Smith Barney's ratio of non-compensation expenses to net revenues stood at 20.5% for the first half of 1996 compared to 23.3% in the comparable 1995 period.

     Consumer Finance Services
                                        Six Months Ended June 30,
                              -----------------------------------------
      (millions)                         1996               1995
- -----------------------------------------------------------------------------
                                 Revenues  Net income   Revenues   Net income
- -----------------------------------------------------------------------------
      Consumer Finance
      Services(1)                  $696      $117         $662        $116
=============================================================================
     (1) Net income in 1996 includes a portion of the gain ($.7 million) from the disposition of RCM.

     The average yield on the portfolio for the first half of 1996 was 15.41%, lower than the 1995 yield of 15.50%. Net interest margin, at 8.78%, was up 11 basis points compared with the prior year's first half, because of lower funding costs. The charge-off rate was 2.89% for the first half of 1996, compared to 2.15% for the first half of 1995.

     Life Insurance Services
                                           Six Months Ended June 30,
                                  -----------------------------------------
           (millions)                      1996                 1995
           -----------------------------------------------------------------
                                  Revenues  Net income  Revenues  Net income
           -----------------------------------------------------------------
           Primerica Financial
           Services (1)            $  709     $141       $  675      $125

           Travelers Life and
           Annuity (2)(3)           1,126      163        1,205       119
           -----------------------------------------------------------------
           Total Life Insurance
           Services                $1,835     $304       $1,880      $244
           =================================================================

     (1) Net income includes $6 million and $12 million of reported investment portfolio gains in 1996 and 1995, respectively, and in 1996 a portion of the gain ($4 million) from the disposition of RCM.
     (2) Net income includes $9 million and $20 million of reported investment portfolio losses in 1996 and 1995, respectively.
     (3) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life. Revenues and net income of Transport Life in the 1995 period amounted to $134 million and $14 million, respectively.


     Primerica Financial Services
     Face amount of new term life insurance sales was $26.3 billion in the first half of 1996, compared to $26.9 billion in the prior year period. Sales of mutual funds (at net asset value) were $1.204 billion for the first half of 1996, up from sales of $731 million in the first half of 1995.

     Travelers Life and Annuity
     For deferred annuities, net written premiums and deposits were $997.2 million in the first half of 1996, up 36% from $735.9 million in the 1995 period.

     In the guaranteed investment contract and other group annuity business, net written premiums and deposits were $621.5 million in the 1996 first half, compared to $576.9 million in the 1995 first half (which excludes deposits of $200 million related to the first quarter 1995 transfer in-house of pension fund assets of an affiliate, previously managed externally).

     Payout annuity net premiums and deposits of $42.2 million for the first half of 1996 were 4% higher than the 1995 amount of $40.5 million.

     Face amount of individual life insurance issued during the first half of 1996 was $3.2 billion, up from $3.0 billion in the first half of 1995, excluding Transport Life. Net written premiums and deposits for individual life insurance were $144.3 million, up 19% in the first half of 1996, compared to $121.2 million in the first half of 1995 excluding Transport Life.

     Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $58.5 million in the first half of 1996, compared to $40.3 million in the first half of 1995.

     Property & Casualty Insurance Services
                                              Six Months Ended June 30,
                                      -----------------------------------------
        (millions)                             1996               1995
        -----------------------------------------------------------------------
                                                    Net                 Net
                                        Revenues  income    Revenues  income
                                                   (loss)              (loss)
        -----------------------------------------------------------------------
        Commercial (1) (2)             $2,250     $(143)     $1,626     $142

        Personal (1) (3)                1,123        73         721       48

        Financing costs and other (1)       7       (30)          -        -

        Minority interest                   -        44           -        -
        -----------------------------------------------------------------------
        Total Property & Casualty
        Insurance Services             $3,380      $(56)   $2,347     $190
        =======================================================================

     (1)  Before minority interest.
     (2) Net income includes $11 million and $3 million of reported investment portfolio losses in 1996 and 1995, respectively and $383 million of charges in 1996 related to the acquisition of Aetna P&C.
     (3) Net income includes $6 million and $3 million of reported investment portfolio losses in 1996 and 1995, respectively and $8 million of charges in 1996 related to the acquisition of Aetna P&C.

     Commercial Lines
     Commercial Lines net written premiums for the first six months of 1996 totaled $1.740 billion (excluding a one-time adjustment associated with a reinsurance transaction), up $594 million compared to $1.146 billion for the first six months of 1995, reflecting the acquisition of Aetna P&C, partially offset by the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. Premium equivalents for the first six months of 1996 totaled $1.516 billion, down $42 million compared to $1.558 billion for the first six months of 1995, reflecting the competitive environment.

     On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first six months of 1996 totaled $2.331 billion, down $352 million compared to $2.683 billion for the first six months of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. On a combined total basis including Aetna P&C, premium equivalents for the first six months of 1996 totaled $1.632 billion, down $274 million compared to $1.906 billion for the first six months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

     National Accounts net written premiums for the 1996 first half were $375.5 million (excluding a one-time adjustment associated with a reinsurance transaction) compared to $321.4 million in the 1995 first half. National Accounts premium equivalents of $1.488 billion for the 1996 first half were $49 million below the first half of 1995. In the 1996 first half, National Accounts new business, including both premiums and premium equivalents, was $229 million compared to $260 million in the 1995 period. National Accounts renewed business including both premiums and premium equivalents for the first six months of 1996 was $1.334 billion compared to $1.179 billion in the 1995 period. National Accounts business retention ratio was 83% for the first six months of 1996 compared to 81% for the first six months of 1995.

     Commercial Accounts net written premiums were $582.1 million in the 1996 first half compared to $369.4 million in the 1995 first half and premium equivalents were $27.9 million, compared to $20.8 million in the 1995 period. For the first half of 1996, new premium and equivalent business in Commercial Accounts was $102 million compared to $89 million in the 1995 period. The Commercial Accounts business retention ratio was 71% in the 1996 first half, down slightly from the comparable 1995 period.

     Select Accounts net written premiums of $509.5 million for the first half of 1996 were $232.7 million above the first half of 1995 premium levels. New premium business in Select Accounts was $116 million in the 1996 first half compared to $60 million in the 1995 period. The Select Accounts business retention ratio was 78% in the 1996 first half compared to 74% in the comparable 1995 period.

     Specialty Accounts net written premiums of $273.3 million in the 1996 first half compared to $178.8 million in the 1995 first half.

     The statutory combined ratio for Commercial Lines for the first half of 1996 was 149.2% compared to 109.6% in the first half of 1995. The GAAP combined ratio for Commercial Lines for the first half of 1996 was 141.3% compared to 107.2% in the comparable 1995 period.

     The increase in the first six months of 1996 statutory and GAAP combined ratios for Commercial Lines compared to the first six months of 1995 is primarily attributable to the charges related to the acquisition and integration of Aetna P&C. Excluding these amounts the statutory and GAAP combined ratios for the six months ended June 30, 1996 would have been 111.7% and 108.7%, respectively. The increase in the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges compared to the first six months of 1995 statutory and GAAP combined ratios is generally due to the inclusion in 1996 of Aetna P&C. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

     Personal Lines
     Net written premiums in the first six months of 1996 were $1.017 billion, compared to $673 million in the first six months of 1995. This improvement primarily reflects the acquisition of Aetna P&C and, to a lesser extent, growth in target markets, marginally offset by reductions due to catastrophe management strategies.

     On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premium for the first six months of 1996 totaled $1.333 billion, up $102 million compared to $1.231 billion for the first six months of 1995. Excluding the effect of a 1995 change in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

     The statutory combined ratio for Personal Lines for the first half of 1996 was 101.9% compared to 103.1% in the 1995 first half. The GAAP combined ratio for Personal Lines in the first half of 1996 was 101.9% compared to 102.2% in the comparable 1995 period.

     The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines, partially offset by the higher level of catastrophe losses which after tax and reinsurance were $32 million for the first half of 1996 compared to $4 million in the 1995 period.

     Financing Costs and Other
     The primary component for the 1996 second quarter was interest expense of $25 million after tax, reflecting financing costs associated with the acquisition of Aetna P&C.

     Environmental Claims
     The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Until the dispute is resolved, the estimated amounts for disputed coverage claims are carried in bulk reserve. At June 30, 1996, approximately 16% of the net environmental loss reserve (i.e., approximately $216 million) is case reserves. The balance, approximately 84% of the net aggregate reserve (i.e. approximately $1.095 billion), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.

     The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1996 and 1995.

     Environmental Losses                Six Months Ended   Six Months Ended
     (millions)                            June 30, 1996     June 30, 1995
                                        ------------------ ------------------

     Beginning reserves:
       Direct                               $  454               $482
       Ceded                                   (50)               (11)
                                              ----               ----
       Net                                     404                471
     Acquisition of Aetna P&C:
       Direct                                  938                  -
       Ceded                                   (24)                 -
     Incurred losses and loss expenses:
       Direct                                   38                 31
       Ceded                                    (2)                (1)
     Losses paid:
       Direct                                   63                 52
       Ceded                                   (20)                (1)
     Ending reserves:
       Direct                                1,367                461
       Ceded                                   (56)               (11)
                                            ------               ----
       Net                                  $1,311              $ 450
                                             =====               ====

     Asbestos Claims
     At June 30, 1996, approximately 26% of the net aggregate reserve (i.e., approximately $285 million) is case reserves. The balance, approximately 74% (i.e., approximately $813 million) of the net asbestos reserves, represents incurred but not yet reported losses.

     The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1996 and 1995.

     Asbestos Losses            Six Months Ended   Six Months Ended
     (millions)                   June 30, 1996      June 30, 1995
                               ------------------ ------------------

     Beginning reserves:
       Direct                             $695               $702
       Ceded                              (293)              (319)
                                          ----               ----
       Net                                 402                383
     Acquisition of Aetna P&C:
       Direct                              776                  -
       Ceded                              (116)                 -
     Incurred losses and loss expenses:
       Direct                               49                 71
       Ceded                                16                (51)
     Losses paid:
       Direct                               65                 50
       Ceded                               (36)               (72)
     Ending reserves:
       Direct                            1,455                723
       Ceded                              (357)              (298)
                                          ----               ----
       Net                              $1,098               $425
                                         =====                ===

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

     Cumulative Injury Other Than Asbestos (CIOTA)
     Cumulative injury other than asbestos (CIOTA) claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to harmful products or substances. Such harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

     Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimant's theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, and assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by the Company to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

     For these reasons, the Company has long considered CIOTA to be a separate and distinct type of claim which requires special handling. Approximately 10 years ago the Company established a separate department to focus on CIOTA claims that has enabled it to better estimate CIOTA liabilities based on historical data.

     To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims and the scope of coverage to be provided by the Company and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. This approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of the Company's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

     Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claims approach and resolution between the Company and Aetna P&C regarding CIOTA claims.

     During the second quarter, the Company completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using the Company's approach as described above. Based on the results of that review, the Company's general liability insurance reserves were increased $360 million, net of reinsurance ($191.9 million after tax and minority interest).

     Corporate and Other
                                             Six Months Ended June 30,
                                    ------------------------------------------
      (millions)                            1996                  1995
     -------------------------------------------------------------------------
                                              Net income            Net income
                                    Revenues   (expense)  Revenues   (expense)
     -------------------------------------------------------------------------
      Net expenses (1)                  -       $(107)        -        $(103)

      Net gain (loss) on sale of
      subsidiaries and affiliates       -         384         -            -
     -------------------------------------------------------------------------
      Total Corporate and Other      $103        $277       $27        $(103)
     =========================================================================

     (1) Net income (expense) includes $5 million of reported investment portfolio losses in 1996.

     Lower staff expenses in the first half of 1996 compared to the first half of 1995 were offset by a higher level of corporate borrowings in the second quarter of 1996.

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

     TRV, Commercial Credit Company (CCC) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently $400 million is allocated to TRV, $475 million to CCC and $125 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1996 this requirement was exceeded by approximately $3.7 billion. In addition to the five-year revolving credit facility, during the second quarter of 1996, TRV entered into a 364-day revolving credit and bid loan agreement with a bank to provide $75 million of revolving credit.

     Currently, TRV has unused credit availability of $475 million. TRV may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

     TRV as of August 6, 1996, had $1.0 billion available for debt offerings under its shelf registration statements.

     In December 1995, TRV, through a private placement, issued $100 million principal amount of 6 1/4% Notes due December 1, 2005, and $100 million principal amount of 7% Notes due December 1, 2025, substantially all of which was exchanged for registered debt in June 1996.

     During the second quarter of 1996, $37 million of liquidation value of the 5.50% Convertible Preferred Stock Series B (Series B Preferred) representing 744,851 shares of Series B Preferred was converted into 1,520,089 shares of common stock. During July 1996, the remaining $88 million of liquidation value representing 1,755,094 shares of Series B Preferred was converted into 3,581,735 shares of common stock. Each share of the Series B Preferred Stock was converted into 2.04082 shares of TRV common stock at a conversion price of $24.50 per share. The remaining 55 shares were redeemed for cash at $51.925 per share plus accrued and unpaid dividends.

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

     To finance the $4.16 billion purchase price and transaction costs, and capital contributions of $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. The Travelers Insurance Group Inc. (TIGI), a wholly owned subsidiary of the Company, acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, TRV purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

     TRV funded its purchase of Series Z Preferred Stock of TAP and the capital contribution made by TIGI from the issuance of $920 million of debt, and from $760 million of cash on hand.

     On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the credit facility and to redeem in full TAP's Series Z Preferred Stock.

     All borrowings under the credit facility have been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, currently there are no borrowings outstanding under this facility.

     TAP also issues commercial paper directly to investors and maintains unused credit availability under the committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

     TAP as of August 6, 1996, had $1.3 billion available for debt offerings under its shelf registration statement.

     Commercial Credit Company (CCC)
     CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. Currently CCC has unused credit availability of $1.975 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

     CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1996, CCC would have been able to remit $273 million to its parent under its most restrictive covenants.

     CCC completed the following long-term debt offerings in 1996 and, as of August 6, 1996, had $950 million available for debt offerings under its shelf registration statement:

          -  5 7/8% Notes due January 15, 2003  . . . . . . . $200 million
          -  5.55% Notes due February 15, 2001  . . . . . . . $200 million

     Smith Barney Holdings Inc. (Smith Barney)
     Smith Barney funds its day-to-day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999. In addition, Smith Barney has a $500 million 364-day revolving credit agreement with a bank syndicate that extends through May 1997. As of June 30, 1996, there were no borrowings outstanding under either facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

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

     Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At June 30, 1996, Smith Barney would have been able to remit approximately $532 million to TRV under its most restrictive covenants.

     Smith Barney completed the following long-term debt offering in 1996 and, as of August 6, 1996, had $725 million available for debt offerings under its shelf registration statement:

          -  5 7/8% Notes due February 1, 2001  . . . . . . . . $250 million

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

     The Travelers Insurance Company (TIC)
     At June 30, 1996, TIC had $22.4 billion of life and annuity product deposit funds and reserves. Of that total, $11.9 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.5 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.0 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.5 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 5.1%, and $0.8 billion of liabilities, which are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.2 billion of liabilities is surrenderable without charge.
     More than 20% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

     TIC, a direct subsidiary of TIGI, issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. Currently, TIC has unused credit availability of $125 million.

     The Travelers Insurance Group Inc. (TIGI)
     TIGI is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $580 million of statutory surplus is available in 1996 for such dividends without Department approval.

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

     In June 1996, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.
     These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          In July 1996, a complaint seeking equitable relief was filed in the U.S. District Court for the Southern District of New York by the U.S. Department of Justice, naming twenty-four major brokerage firms, including the Company's subsidiary, Smith Barney Inc., as defendants. A proposed settlement has been agreed to by the parties, subject to approval of the court. Pursuant to this settlement, the defendants, without admitting any liability, would agree not to engage in certain practices relating to the quoting of Nasdaq securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. No monetary fines or penalties are imposed as part of the settlement.

          For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the description that appears in the paragraph beginning on page 90 and continuing on page 91 of the Prospectus dated April 22, 1996 of Travelers/Aetna Property Casualty Corp., a majority-owned subsidiary of the Company, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. Two of such actions, Four Way Plant Farm v. NCCI and Weatherford Roofing Company v. Employees National Insurance Company, have been settled, subject to approval of the court. In NC Steel, Inc. v. NCCI, the North Carolina Court of Appeals affirmed the trial court's dismissal in part, reversed in part and remanded for further proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                 See Exhibit Index.

          (b)  Reports on Form 8-K:

                 On April 12, 1996, the Company filed a Current Report on Form 8-K, dated April 2, 1996 (which was amended by a Form 8-K/A-1 filed April 23,
1996), reporting under Item 2 thereof its acquisition from Aetna Life and Casualty Company ("Aetna") of all of the outstanding capital stock of The Aetna Casualty and Surety Company ("ACSC") and The Standard Fire Insurance Company ("SFIC") and including certain financial information relating thereto.

                 On April 22, 1996, the Company filed a Current Report on Form 8-K, dated April 15, 1996, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1996, and certain other selected financial data.

                 On June 7, 1996, the Company filed a Current Report on Form 8-K, dated June 7, 1996, reporting under Item 5 thereof certain additional financial information related to the businesses of ACSC and SFIC and their subsidiaries.

                 No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

 10.01      Amendment No. 13 to the Stock Option Plan of       Electronic
            the Company, effective April 24, 1996.

 11.01      Computation of Earnings Per Share.                 Electronic

 12.01      Computation of Ratio of Earnings to Fixed          Electronic
            Charges.

 27.01      Financial Data Schedule.                           Electronic

 99.01      The paragraph beginning on page 90 and             Electronic
            continuing on page 91 of the Prospectus dated
            April 22, 1996 of Travelers/Aetna Property
            Casualty Corp. (File No. 333-2254).


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



                                 Travelers Group Inc.




     Date:  August 13, 1996                  By        /s/ Heidi Miller
                                                --------------------------------
                                                           Heidi Miller
                                                      Senior Vice President and
                                                       Chief Financial Officer
                                                  (Principal Financial Officer)








     Date:  August 13, 1996                   By        /s/ Irwin Ettinger
                                                 -------------------------------
                                                            Irwin Ettinger
                                                      Executive Vice President
                                                      (Chief Accounting Officer)

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

 10.01      Amendment No. 13 to the Stock Option Plan of       Electronic
            the Company, effective April 24, 1996.

 11.01      Computation of Earnings Per Share.                 Electronic

 12.01      Computation of Ratio of Earnings to Fixed          Electronic
            Charges.

 27.01      Financial Data Schedule.                           Electronic

 99.01      The paragraph beginning on page 90 and             Electronic
            continuing on page 91 of the Prospectus dated
            April 22, 1996 of Travelers/Aetna Property
            Casualty Corp. (File No. 333-2254).


     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of such instrument to the Commission upon request.