Form 10-Q
period 1996-09-30
TRAVELERS GROUP INC
filed 1996-11-12
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 ______________

                                    FORM 10-Q

            |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______
                                 ______________

                          Commission file number 1-9924
                                 ______________

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

                                 ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x   No__
                                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Common stock outstanding as of October 31, 1996: 638,936,705
           (adjusted to give effect to the four-for-three stock split payable on November 22, 1996)

                              Travelers Group Inc.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information


Item 1. Financial Statements:                                     Page No.
                                                                  --------
      Condensed Consolidated Statement of Income (Unaudited) -
        Three and Nine Months Ended September 30, 1996 and 1995       3

      Condensed Consolidated Statement of Financial Position -
        September 30, 1996 (Unaudited) and December 31, 1995          4

      Condensed Consolidated Statement of Changes in
        Stockholders' Equity
        (Unaudited) - Nine Months Ended September 30, 1996            5

      Condensed Consolidated Statement of Cash Flows (Unaudited) -
        Nine Months Ended September 30, 1996 and 1995                 6

      Notes to Condensed Consolidated Financial
        Statements - (Unaudited)                                      7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          13

                           Part II - Other Information

Item 1. Legal Proceedings                                            34

Item 6. Exhibits and Reports on Form 8-K                             34

Exhibit Index                                                        35

Signatures                                                           36

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
               (In millions of dollars, except per share amounts)

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                           1996       1995       1996        1995
------------------------------------------------------------------------------------
Revenues
Insurance premiums                        $ 2,197    $ 1,298    $  5,513    $  3,893
Commissions and fees                          794        784       2,560       2,074
Interest and dividends                      1,484      1,090       4,027       3,254
Finance related interest
  and other charges                           292        285         863         833
Principal transactions                        243        255         786         762
Asset management fees                         343        272         991         751
Other income                                  269        306         823         855
------------------------------------------------------------------------------------
  Total revenues                            5,622      4,290      15,563      12,422
------------------------------------------------------------------------------------
Expenses
Policyholder benefits and claims            1,947      1,301       5,537       3,964
Non-insurance compensation and benefits       904        898       2,834       2,548
Insurance underwriting, acquisition
  and operating                               799        475       2,166       1,427
Interest                                      580        489       1,640       1,462
Provision for consumer finance
  credit losses                                60         41         188         122
Other operating                               404        379       1,254       1,140
------------------------------------------------------------------------------------
   Total expenses                           4,694      3,583      13,619      10,663
------------------------------------------------------------------------------------
Gain (loss) on sale of subsidiaries
  and affiliates                             --         --           397        --
------------------------------------------------------------------------------------
Income before income taxes and
  minority interest                           928        707       2,341       1,759
Provision for income taxes                   (323)      (251)       (684)       (621)
Minority interest, net of income taxes        (44)      --             0        --
------------------------------------------------------------------------------------
Income from continuing operations             561        456       1,657       1,138
------------------------------------------------------------------------------------
Discontinued operations, net of
 income taxes:
  Income from operations                     --           25        --            69
  Gain on disposition                          31       --            31          20
------------------------------------------------------------------------------------
Net income                                $   592    $   481    $  1,688    $  1,227
====================================================================================
Net income per share of common
 stock and common stock
 equivalents (1):
  Continuing operations                    $0.84       $0.68       $2.49    $1.70
  Discontinued operations                   0.04        0.04        0.04     0.14
------------------------------------------------------------------------------------
Net income                                 $0.88       $0.72       $2.53    $1.84
====================================================================================
Weighted average number of
  common shares outstanding
  and common stock equivalents
  (millions) (1)                           639.0     636.4       637.2    633.9
====================================================================================

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect stock splits (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Financial Position
                            (In millions of dollars)

                                                                             September 30,  December 31,
                                                                                  1996         1995
---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets
Cash and cash equivalents
  (including $1,123 and $1,072 segregated under federal and
  other regulations)                                                            $  1,635     $  1,866
Investments and real estate held for sale:
   Fixed maturities, primarily available for sale at market value
     (amortized cost - $42,454 and $29,652)                                       42,578       30,712
   Equity securities, at market (cost - $1,109 and $759)                           1,201          856
   Mortgage loans                                                                  3,969        4,048
   Real estate held for sale                                                         693          321
   Policy loans                                                                    1,910        1,888
   Short-term and other                                                            5,235        3,140
---------------------------------------------------------------------------------------------------------
   Total investments and real estate held for sale                                55,586       40,965
---------------------------------------------------------------------------------------------------------
Securities borrowed or purchased under agreements to resell                       23,148       19,601
Brokerage receivables                                                              7,307        6,559
Trading securities owned, at market value                                         10,806        8,984
Net consumer finance receivables                                                   7,559        7,092
Reinsurance recoverables                                                          10,672        6,461
Value of insurance in force and deferred policy acquisition costs                  2,508        2,172
Cost of acquired businesses in excess of net assets                                2,922        1,928
Separate and variable accounts                                                     8,191        6,949
Other receivables                                                                  5,385        3,564
Other assets                                                                       8,735        7,775
---------------------------------------------------------------------------------------------------------
Total assets                                                                    $144,454     $113,916
=========================================================================================================
Liabilities
Investment banking and brokerage borrowings                                     $  2,781     $  2,955
Short-term borrowings                                                              2,425        1,468
Long-term debt                                                                    10,276        9,190
Securities loaned or sold under agreements to repurchase                          24,179       20,619
Brokerage payables                                                                 3,779        4,403
Trading securities sold not yet purchased, at market value                         6,812        4,563
Contractholder funds                                                              13,984       14,535
Insurance policy and claims reserves                                              44,531       26,920
Separate and variable accounts                                                     8,148        6,916
Accounts payable and other liabilities                                            14,211       10,469
---------------------------------------------------------------------------------------------------------
  Total liabilities                                                              131,126      102,038
---------------------------------------------------------------------------------------------------------
ESOP Preferred stock - Series C                                                      167          235
Guaranteed ESOP obligation                                                           (35)         (67)
---------------------------------------------------------------------------------------------------------
                                                                                     132          168
TAP-Obligated Mandatorily Redeemable Preferred Securities of
  Subsidiary Trusts holding solely Junior Subordinated Debt Securities               900           --
---------------------------------------------------------------------------------------------------------
Stockholders' equity (1)
Preferred stock at aggregate liquidation value                                       675          800
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1996 - 743,098,811 shares and 1995 - 736,322,514 shares)              7            7
Additional paid-in capital                                                         7,131        6,782
Retained earnings                                                                  6,900        5,503
Treasury stock, at cost (1996 - 103,534,657 shares, 1995 -
  103,848,820 shares)                                                             (2,181)      (1,835)
Unrealized gain (loss) on investment securities                                      136          756
Other, principally unearned compensation                                            (372)        (303)
---------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      12,296       11,710
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $144,454     $113,916
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements
(1) Current and prior year information has been restated to reflect stock splits (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                      Travelers Group Inc. and Subsidiaries
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            (In millions of dollars)

Nine months ended September 30, 1996                     Amount        Shares
--------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value                    (in thousands)
Balance, beginning of year                             $   800         11,200
Conversion of Series B preferred stock to common stock    (125)        (2,500)
--------------------------------------------------------------------------------
Balance, end of period                                     675          8,700
================================================================================
Common stock and additional paid-in capital
Balance, beginning of year (1)                           6,789        736,323
Conversion of Series B preferred stock to common stock     125          6,802
Issuance of shares pursuant to employee benefit plans      251            (26)
Other                                                      (27)          --
--------------------------------------------------------------------------------
Balance, end of period                                   7,138        743,099
--------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                               5,503
Net income                                               1,688
Common dividends                                          (215)
Preferred dividends                                        (76)
---------------------------------------------------------------
Balance, end of period                                   6,900
---------------------------------------------------------------
Treasury stock (at cost)
Balance, beginning of year (1)                          (1,835)      (103,849)
Issuance of shares pursuant to employee benefit
  plans, net of shares tendered for payment of
  option exercise price and withholding taxes               86         13,903
Treasury stock acquired                                   (432)       (13,589)
--------------------------------------------------------------------------------
Balance, end of period                                  (2,181)      (103,535)
--------------------------------------------------------------------------------
Unrealized gain (loss) on investment securities
Balance, beginning of year                                 756
Net change in unrealized gains and losses on
  investment securities, net of tax                       (620)
---------------------------------------------------------------
Balance, end of period                                     136
---------------------------------------------------------------
Other, principally unearned compensation
Balance, beginning of year                                (303)
Restricted stock activity, net of amortization            (156)
Other                                                       87
---------------------------------------------------------------
Balance, end of period                                    (372)
---------------------------------------------------------------
Total common stockholders' equity
  and common shares outstanding                        $11,621
===============================================================
Total stockholders' equity                             $12,296        639,564
================================================================================

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect stock splits (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                      Travelers Group Inc. and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Nine months ended September 30,                                 1996               1995
-------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations before
  income taxes and minority interest                          $  2,341           $  1,759
Adjustments to reconcile income from
  continuing operations before income
    taxes, to net cash provided by (used in)
      operating activities:
    Amortization of deferred policy acquisition
      costs and value of insurance in force                        864                603
    Additions to deferred policy acquisition costs              (1,009)              (651)
    Depreciation and amortization                                  256                225
    Provision for consumer finance credit losses                   188                122
    Changes in:
       Trading securities, net                                     427             (1,301)
       Securities borrowed, loaned and
         repurchase agreements, net                                 13              5,261
       Brokerage receivables net of brokerage payables          (1,372)            (3,149)
       Insurance policy and claims reserves                        369                542
       Other, net                                                1,115                401
Net cash flows provided by (used in) operating
  activities of discontinued operations                             48               (550)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                        3,240              3,262
Income taxes paid                                                 (532)              (389)
-------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities            2,708              2,873
-------------------------------------------------------------------------------------------
Cash flows from investing activities
Consumer loans originated or purchased                          (2,453)            (2,050)
Consumer loans repaid or sold                                    1,898              1,657
Purchases of fixed maturities and equity securities            (23,764)           (12,431)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities     19,785             10,177
  Mortgage loans                                                   201                446
  Real estate and real estate joint ventures                       180                199
Proceeds from maturities of investments:
  Fixed maturities                                               2,483              2,064
  Mortgage loans                                                   570                386
Other investments, primarily short term, net                      (117)            (1,212)
Business acquisition                                            (4,160)              --
Other, net                                                         (40)              (218)
Net cash flows provided by (used in) investing activities
  of discontinued operations                                      --                  927
-------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities           (5,417)               (55)
-------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                    (291)              (256)
Subsidiary issuance of preferred stock                             900               --
Subsidiary's sale of Class A common stock                        1,453               --
Treasury stock acquired                                           (432)              (293)
Issuance of long-term debt                                       1,590              2,975
Payments and redemptions of long-term debt                        (468)            (1,227)
Net change in short-term borrowings (including
  investment banking and brokerage borrowings)                     783             (3,040)
Contractholder fund deposits                                     1,329              2,026
Contractholder fund withdrawals                                 (2,194)            (2,746)
Other, net                                                        (192)               (22)
-------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities            2,478             (2,583)
-------------------------------------------------------------------------------------------
Change in cash and cash equivalents                               (231)               235
Cash and cash equivalents at beginning of period                 1,866              1,227
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  1,635           $  1,462
-------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                      $  1,595           $  1,339
Book value of distribution of Transport
  Holdings Inc. shares                                            --             $    189
===========================================================================================
Supplemental schedule of noncash investing and
  financing activities
Assets and liabilities of business acquired:
  Invested assets                                             $ 13,894
  Reinsurance recoverables and other assets                     10,006
  Insurance policy and claim reserves                          (18,195)
  Other liabilities                                             (1,545)
----------------------------------------------------------------------
   Cash payment                                               $  4,160
======================================================================

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited and include the accounts of Travelers Group Inc.
   (TRV) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

   The Board of Directors on October 23, 1996, declared a four-for-three split in TRV's common stock, in the form of a 33 1/3% stock dividend, which is payable on November 22, 1996 to shareholders of record on November 4, 1996. This is the second stock split declared by TRV this year. In January 1996, the TRV's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on May 24, 1996. Both splits combined are the equivalent of a two-for-one stock split. Current and prior year information has been restated to reflect the stock splits. At TRV's Annual Meeting of Stockholders on April 24, 1996, stockholders approved an increase in the number of shares of common stock of TRV authorized for issuance from 500 million shares to 1.5 billion shares.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   Discontinued Operations
   In January 1995 the sale of the group life and related businesses of The Travelers Insurance Group Inc. (TIGI) to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale and the gain from the sale in January 1995 of the Company's group life insurance business. Included in net income from discontinued operations for the third quarter of 1996 is the contingency payment from the 1995 sale of MetraHealth. Revenues from discontinued operations for the three months and nine months ended September 30, 1995 amounted to $222 million and $938 million, respectively.

   Accounting Change
   FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires that long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Acquisition
   -----------

   On April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company (ACSC) and The Standard Fire Insurance Company
   (SFIC) (collectively, Aetna P&C) for approximately $4.16 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity) and is the primary vehicle through which the Company engages in the property and casualty insurance business.

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

   On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. Dividends on the Trust Preferred Securities have been classified as interest expense in the condensed consolidated statement of income. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the credit facility and to redeem in full TAP's Series Z Preferred Stock.

   The assets and liabilities of Aetna P&C are reflected in the Condensed Consolidated Statement of Financial Position at September 30, 1996 on a fully consolidated basis at management's best estimate of their fair values, based on currently available information. Evaluation and appraisal of assets and liabilities is continuing, including: adjustments to investments; deferred acquisition costs; financial guarantee obligations which the Company expects to assume, designate as held for sale and actively market; claims reserves to conform the accounting policy regarding discounting to that historically used by the Company; liabilities for lease and severance costs relating to a restructuring plan for the business acquired; other assets and liabilities and related deferred income tax amounts; and allocation of the purchase price may be adjusted. The excess of the purchase price over the estimated fair value of net assets is approximately $1.14 billion and will be amortized over 40 years.

   During the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the merger and the application of TAP's strategies, policies and practices to Aetna P&C reserves and include: $301.9 million after tax and minority interest ($566.5 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); and an $18.7 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the merger. In addition the Company recognized a gain of $363 million (before and after tax) from the issuance of shares of Class A Common Stock by TAP and such gain is not reflected in the pro forma financial information below.

   The unaudited pro forma condensed results of operations presented below assume the above transactions had occurred at the beginning of each of the periods presented:

                                          Nine Months Ended September 30,
                                       -------------------------------------
              Pro Forma                        1996               1995
----------------------------------------------------------------------------

Revenues                                      $17,163               $16,243
                                               ======                ======
Income from continuing operations             $ 1,419              $    781
                                               ======                   ===
Net income                                    $ 1,450              $    870
                                               ======                   ===
Net income per share:

  Continuing operations                       $ 2.11               $   1.13
                                                ====                   ====

  Net income                                  $ 2.15               $   1.27
                                                ====                   ====

   Excluding the charges discussed above associated with the acquisition of Aetna P&C, which total $320.6 million after tax and minority interest, pro forma income from continuing operations and net income would have been $1.74 billion and $1.77 billion, respectively, or $2.62 per share and $2.66 per share, respectively, for the nine months ended September 30, 1996. Historical results of Aetna P&C in the second quarter of 1995 include a charge of $750 million ($488 million after tax) representing an addition to environmental-related claims reserves.

   The unaudited pro forma condensed financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future operations of the combined companies.

3. Debt
   ----

   Investment banking and brokerage borrowings consisted of the following:

   (millions)                       September 30, 1996       December 31, 1995
   ---------                        ------------------       -----------------
   Commercial paper                     $2,604                    $2,401
   Uncollateralized borrowings             177                       399
   Collateralized borrowings                 -                       155
                                      --------                    ------

                                        $2,781                    $2,955
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

   Short-term borrowings consisted of commercial paper outstanding as follows:

    (millions)                     September 30, 1996        December 31, 1995
    ---------                      ------------------        -----------------
     Travelers Group Inc.             $    151                  $      -
     Commercial Credit Company           1,829                     1,394
     Travelers/Aetna Property
       Casualty Corp.                      388                         -
     The Travelers Insurance Company        57                        74
                                        ------                    ------
                                        $2,425                    $1,468
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

   TRV, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently, $250 million is allocated to TRV, $650 million to CCC and $100 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996, this requirement was exceeded by approximately $4.0 billion. In addition to the five-year revolving credit facility, TRV, during the second quarter of 1996, entered into a 364-day revolving credit and bid loan agreement with a bank to provide $75 million of revolving credit. At September 30, 1996, there were no borrowings outstanding under either facility.

   CCC also has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion, which expires in 2001.

   CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1996, CCC would have been able to remit $273 million to its parent under its most restrictive covenants.

   As discussed in Note 2, during the first quarter of 1996 TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks led by Citibank, N.A., Chemical Bank and Morgan Guaranty Trust Company. This facility expires in March 2001 and was used to finance the purchase of Aetna P&C. All borrowings under this facility have been repaid in full and the amount of the facility was subsequently reduced to $600 million, none of which is currently utilized. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996, this requirement was exceeded by approximately $2.6 billion.

   Long-term debt, including its current portion, consisted of the following:

    (millions)                       September 30, 1996      December 31, 1995
    ---------                        ------------------      -----------------
    Travelers Group Inc.                 $2,004                  $2,042
    Commercial Credit Company             5,300                   5,200
    Smith Barney Holdings Inc.            2,016                   1,875
    Travelers/Aetna Property
      Casualty Corp.                        900                       -
    The Travelers Insurance Group Inc.       56                      73
                                         -------                 ------
                                        $10,276                  $9,190
                                         ======                   =====

   In December 1995, TRV, through a private placement, issued $100 million principal amount of 6 1/4% Notes due December 1, 2005, and $100 million principal amount of 7% Notes due December 1, 2025, substantially all of which was exchanged for registered debt in June 1996.

   During the first nine months of 1996, CCC issued $400 million and Smith Barney issued $290 million of notes with varying interest rates and maturities.

   In addition to the borrowings discussed in Note 2, TAP during the third quarter of 1996 sold in a public offering $200 million of 6 3/4% Notes due September 1, 1999.

   Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999. In addition, Smith Barney has a $500 million 364-day revolving credit agreement that extends through May 1997. At September 30, 1996, there were no borrowings outstanding under either facility.

   Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At September 30, 1996, Smith Barney would have been able to remit approximately $590 million to TRV under its most restrictive covenants.

   TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $506 million of statutory surplus was available in 1996 for such dividends without Department approval, of which $331 million has been paid to date.

4. TAP - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   -------------------------------------------------------------------------
   Trusts
   ------

   The sole assets of Travelers P&C Capital I and Travelers P&C Capital II are Junior Subordinated Debt Securities of TAP. These debt securities are eliminated in consolidation and at September 30, 1996 were as follows:

    (in millions)                     Amount    Interest Rate  Maturity Date
                                      ------    -------------  -------------

    Travelers P&C Capital I            $800        8.08%      April 30, 2036

    Travelers P&C Capital II           $100        8.00%      May 15, 2036

5. Contingencies
   -------------

   Certain subsidiaries of TAP are in arbitration with underwriters at Lloyd's of London (Lloyd's) in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability to aggregate asbestos claims under a market agreement between Lloyd's and those subsidiaries or under the applicable reinsurance treaties.

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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                           and RESULTS of OPERATIONS

Consolidated Results of Operations

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ----------------------------------------
(In millions, except per share amounts)    1996      1995       1996       1995
--------------------------------------------------------------------------------
Revenues                                 $5,622    $4,290    $15,563    $12,422
                                         ======    ======    =======    =======

Income from continuing operations          $561      $456     $1,657     $1,138
Income from discontinued operations          31        25         31         89
                                          -----     -----     ------    -------
Net income                                 $592      $481     $1,688     $1,227
                                           ====      ====     ======     ======
Earnings per share*:
  Continuing operations                   $0.84     $0.68      $2.49      $1.70
  Discontinued operations                  0.04      0.04       0.04       0.14
                                          -----     -----      -----      -----
  Net income                              $0.88     $0.72      $2.53      $1.84
                                          =====     =====      =====      =====
Weighted average number of
  common shares outstanding
  and common stock equivalents*           639.0     636.4      637.2      633.9
                                          =====     =====      =====      =====

(*) On October 23, 1996, the Board of Directors declared a four-for-three split in the Company's common stock, in the form of a 33 1/3% stock dividend, payable on November 22, 1996 to shareholders of record on November 4, 1996. In January 1996, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on May 24, 1996. Both splits combined are the equivalent of a two-for-one stock split. Current and prior year information has been restated to reflect the stock splits.

Acquisition

As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of Travelers Group Inc. (TRV), completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Life and Casualty Company (Aetna P&C) for approximately $4.16 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity), and is the primary vehicle through which TRV and its subsidiaries (collectively, the Company) engage in the property and casualty insurance business.

Results of Operations

Consolidated income from continuing operations for the quarter ended September 30, 1996 was $561 million, and includes reported investment portfolio losses of $15 million after tax and minority interest. This compares with income from continuing operations of $456 million in the 1995 period, which included reported investment portfolio gains of $33 million after tax. Excluding portfolio gains and losses, income from continuing operations for the third quarter of 1996 was 36% above the comparable period in 1995, primarily reflecting improved performance at Smith Barney, Primerica Financial Services
(PFS), Travelers Life and Annuity and the inclusion of the property and casualty business acquired from Aetna.

Income from continuing operations for the nine months ended September 30, 1996, was $1.657 billion, compared to $1.138 billion in the 1995 period. Included in the 1996 nine-month period are portfolio losses of $33 million after tax and minority interest, charges for reserve adjustments and restructuring costs related to the acquisition of Aetna's property casualty operations of $321 million after tax and minority interest, a $363 million after tax gain from the sale of shares of Class A Common Stock by TAP (common stock offering) in the second quarter of 1996, and a $26 million after tax gain from the disposition of investment advisory affiliates, compared to portfolio gains of $19 million after tax in the 1995 nine-month period. Excluding these items, income from continuing operations for the first nine months of 1996 was 45% above the comparable period in 1995.

The effective income tax rate for the nine months ended September 30, 1996 is below the statutory rate of 35% due primarily to the nontaxability of the $363 million gain recognized from the sale of shares of Class A Common Stock by TAP.

Discontinued Operations

In January 1995 the sale of the group life and related businesses of The Travelers Insurance Group Inc. (TIGI) to Metropolitan Life Insurance Company (MetLife) was completed and also in January 1995, the group medical business was exchanged for a 50% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. In 1995 the Company's discontinued operations reflect the results of the medical insurance business not transferred, plus its equity interest in the earnings of MetraHealth through the date of sale and the gain from the sale in January 1995 of the Company's group life insurance business. Included in net income from discontinued operations for the third quarter of 1996 is the contingency payment from the 1995 sale of MetraHealth. Revenues from discontinued operations for the three months and nine months ended September 30, 1995 amounted to $222 million and $938 million, respectively.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended September 30, 1996 and 1995
     ----------------------------------------------------------------------

Investment Services
                                      Three Months Ended September 30,
                              --------------------------------------------------
(millions)                             1996                      1995
--------------------------------------------------------------------------------
                              Revenues     Net income    Revenues    Net income
--------------------------------------------------------------------------------
Smith Barney                   $1,889        $209        $1,771        $178
================================================================================

Smith Barney

Smith Barney reported net income of $209 million for the three months ended September 30, 1996, compared to $178 million reported for the three months ended September 30, 1995.

Smith Barney Revenues
                                    Three Months Ended September 30,
                               -------------------------------------
(millions)                             1996                1995
--------------------------------------------------------------------
Commissions                          $  498              $  536
Investment banking                      288                 243
Principal trading                       243                 255
Asset management fees                   343                 272
Interest income, net*                   106                  93
Other income                             29                  31
--------------------------------------------------------------------
Net revenues*                        $1,507              $1,430
====================================================================

* Net of interest expense of $382 million and $341 million for the three-month period ended September 30, 1996 and 1995, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense, increased 5% compared to 1995's third quarter, reflecting increases in several categories. Commission revenues decreased by 7% to $498 million in the 1996 third quarter from $536 million in the 1995 period reflecting lower activity in listed and over-the-counter securities and options. Investment banking revenues increased 19% to $288 million in the 1996 third quarter from $243 million in the 1995 period, reflecting fee income from a high level of merger and acquisition advisory activity, as well as strong volume in taxable fixed income underwriting. Principal trading revenues totaled $243 million for the 1996 third quarter compared to $255 million in the 1995 period reflecting a decline in equity trading offset to an extent by an increase in municipal bond trading. Asset management fees increased 26% to a record $343 million in the 1996 third quarter from $272 million in the 1995 period. This increase is, to a great extent, directly related to the increase in assets under management as well as bringing in-house all of the administrative functions for proprietary mutual funds and money market funds in the third quarter of 1995. Assets under management, at September 30, 1996 reached a record $105.4 billion, up from $92.2 billion a year ago. Assets under management are comprised of money market funds, mutual funds, managed accounts and accounts managed by financial consultants. Net interest income was $106 million in the 1996 third quarter, up 14% from $93 million in the 1995 period primarily due to increased margin lending to clients and increased taxable fixed income inventory positioning.

Total expenses, excluding interest, increased 3% to $1.165 billion in the 1996 third quarter from $1.128 billion in the 1995 period. This increase was driven by higher production-related compensation and benefits expense and other operating expenses. Expenses other than interest and employee compensation and benefits were $321 million in the 1996 period compared to $298 million in the 1995 period. Smith Barney's ratio of non-compensation expenses to net revenues was 21.3% for the third quarter of 1996 compared to 20.9% in the comparable 1995 period.

Smith Barney's business is significantly affected by the levels of activity in the securities markets, which in turn are affected by the level and trend of interest rates, the general state of the economy and the national and worldwide political environments, among other factors. An increasing interest rate environment could have an adverse impact on Smith Barney's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and public entities of issuing public debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A decline in interest rates could favorably impact Smith Barney's business. Smith Barney's asset management business provides a more predictable and steady income stream than its other businesses. Smith Barney continues to maintain tight expense controls which management believes will help the firm weather periodic downturns in market conditions.

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

Assets Under Management

                                                  At September 30,
                                               -----------------------
          (billions)                            1996           1995
          ------------------------------------------------------------

          Smith Barney                         $105.4         $ 92.2

          Travelers Life and Annuity (1)         21.4           21.9
          ------------------------------------------------------------
          Total Assets Under Management (2)    $126.8         $114.1
          ============================================================

(1) Part of the Life Insurance Services segment.
(2) Excludes assets under management at RCM Capital Management of $26.7 billion in 1995 (sold in June 1996).

Consumer Finance Services
                                   Three Months Ended September 30,
                            -----------------------------------------------
(millions)                          1996                     1995
---------------------------------------------------------------------------
                            Revenues   Net income    Revenues   Net income
---------------------------------------------------------------------------

Consumer Finance Services     $351         $54          $344      $65
===========================================================================

Earnings in the third quarter of 1996 were lower than the comparable period in 1995, as expected -- driven by a higher provision for loan losses.

Consumer finance receivables, net of unearned finance charges grew $275.1 million during the third quarter of 1996. This growth occurred primarily in real estate and personal loans, and benefited from a $95 million bulk acquisition of real estate loans as well as an increase in real estate loan volume of $111 million over last year's levels in the Company's 862 branch office network and through Primerica Financial Services.

Personal loan volume in the 1996 third quarter was up substantially over the prior year period and the 1996 second quarter. Travelers Bank credit card outstandings declined $17.3 million, resulting from the sale of a non-strategic portfolio, partially offset by strong credit card originations. At September 30, 1996, net receivables totaled a record $7.74 billion, an 8.3% increase over September 30, 1995. While total interest margin increased from the 1995 period due to the increase in the portfolio, average net interest margin declined 27 basis points reflecting a decline to 15.17% from 15.77% in the average yield mainly due to the normal run off of older, higher yielding real estate loans and growth in lower yielding first mortgage and other higher quality real estate loans, partially offset by a decrease in cost of funds.

Delinquencies in excess of 60 days were 2.31% as of September 30, 1996 -- higher than 2.18% at the end of the 1996 second quarter, and 1.97% at the end of the third quarter of 1995. The charge-off rate remained relatively flat at 2.91%, compared to the 1996 second quarter, but was higher than in the comparable 1995 period. This reflects a continued high level of personal bankruptcies throughout the credit industry, a trend that has shown no indication of reversing itself. Reserves as a percentage of net receivables remained at 2.92%, unchanged from the 1996 second quarter.

                                                   As of, and for, the
                                             Three Months Ended September 30,
                                            ----------------------------------
                                                   1996             1995
                                            ----------------------------------
    Allowance for credit losses as % of
      net outstandings                             2.92%            2.64%

    Charge-off rate for the period                 2.91%            2.24%

    60 + days past due on a contractual
      basis as a % of gross consumer
      finance receivables at quarter end           2.31%            1.97%

Life Insurance Services
                                        Three Months Ended September 30,
                                  ----------------------------------------------
(millions)                                1996                    1995
--------------------------------------------------------------------------------
                                   Revenues   Net income   Revenues   Net income
--------------------------------------------------------------------------------
Primerica Financial Services (1)    $349         $ 68         $334      $ 61

Travelers Life and Annuity (2)(3)    573           78          667        95
-------------------------------------------------------------------------------
Total Life Insurance Services       $922         $146       $1,001      $156
===============================================================================

(1) Net income in 1995 includes $3 million of reported investment portfolio gains.
(2) Net income includes $13 million of reported investment portfolio losses in 1996 and $27 million of reported investment portfolio gains in 1995.
(3) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life Insurance Company (Transport Life). Revenues and net income of Transport Life in the 1995 quarter amounted to $62 million and $3 million, respectively.

Primerica Financial Services

Earnings before portfolio gains for the third quarter of 1996 increased 17% to $68 million from $58 million in the 1995 third quarter, reflecting significantly higher sales of mutual funds and consumer loans as well as continued growth in life insurance in force. Earnings also benefited from ongoing expense controls.

Face amount of new term life insurance sales was $12.6 billion in the third quarter of 1996, equal to the prior year period. Life insurance in force reached $357.2 billion at September 30, 1996, up from $344.7 billion at September 30, 1995, and continued to reflect good policy persistency.

Sales of mutual funds (at net asset value) were $557 million for the third quarter of 1996, a 42% increase over third quarter 1995 sales of $392 million, reflecting strong customer demand in the U.S. and Canada.

Nearly 40% of U.S. sales were from the Smith Barney products, predominantly the Concert Series(sm), which PFS first introduced to its market in March 1996. Net receivables from $.M.A.R.T.(sm) and $.A.F.E.(sm) consumer loans continued to advance to $1.40 billion at the end of the third quarter of 1996, up 6% from $1.33 billion at the end of the 1996 second quarter and up 14% from $1.23 billion in the comparable 1995 period. Earnings and assets relating to these consumer loans are included in the Consumer Finance segment. The PFS Secure home and auto insurance products -- issued through TAP -- continue to experience growth in applications and policies, and as of September 30, 1996, had been introduced in 26 states and sold through 5,425 agents licensed to sell the product.

Travelers Life and Annuity

Travelers Life and Annuity consists of annuity, life and health products marketed by The Travelers Insurance Company (TIC) under the Travelers name and, during 1995, the individual accident and health operations of Transport Life (through the date of the spin-off). Among the range of products offered are individual universal and term life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses and group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Smith Barney Financial Consultants and a core group of approximately 500 independent agencies. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before portfolio losses increased 33% to $91 million in the third quarter of 1996, from $68 million in the third quarter of 1995. Improved earnings were largely driven by strong investment income, reflecting repositioning of the investment portfolio over the past year. The earnings increase related to the higher capital base, which benefited from the reinvestment of the proceeds from the sale of the Company's interest in MetraHealth in the 1995 fourth quarter, was partially offset by the loss of earnings from Transport Life, which was spun-off to TRV stockholders in September 1995. Also offsetting this increase were higher expenses, a portion of which relates to higher corporate expense allocations subsequent to the TAP common stock offering. Earnings growth attributable to strong sales of recently introduced products -- including less capital-intensive variable life insurance and annuities -- was partially offset by the gradual decline in the amount of higher margin business written several years ago.

For deferred annuities, net written premiums and deposits were $477.7 million in the third quarter of 1996, up 20% from $398.2 million in the 1995 third quarter. Total deferred annuity policyholder account balances and benefit reserves at September 30, 1996 were $12.6 billion compared to $10.9 billion at September 30, 1995. Sales of the annuity and single premium variable life products distributed by Smith Barney Financial Consultants were up 32% in the third quarter of 1996. In addition, annuity sales in the 1996 third quarter at Copeland grew 13% over the comparable 1995 quarter.

Payout and group annuity policyholder account balances and reserves declined to $11.2 billion at September 30, 1996, from $12.5 billion at September 30, 1995, reflecting run-off of low margin guaranteed investment contracts written in prior years. Net premiums and deposits (excluding those of affiliates) more than doubled to $299 million in the third quarter of 1996 from $142.1 million in the third quarter of 1995 reflecting significantly higher sales of variable rate guaranteed investment contracts.

Face amount of individual life insurance issued during the third quarter of 1996 was $1.7 billion, up from $1.5 billion in the third quarter of 1995, excluding Transport Life, bringing total life insurance in force to $50.0 billion at September 30, 1996. Net written premiums and deposits for individual life insurance were $71.5 million, up 20% in the third quarter of 1996, compared to $59.8 million in the third quarter of 1995, excluding Transport Life. This increase primarily reflects sales of Vintage Life(sm), the single premium universal life product introduced to Smith Barney Financial Consultants in September 1995.

Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $34.4 million in the third quarter of 1996, compared to $22.8 million in the third quarter of 1995.

Property & Casualty Insurance Services

                                         Three Months Ended September 30,
                                   ---------------------------------------------
(millions)                                   1996                  1995
--------------------------------------------------------------------------------
                                                   Net                   Net
                                     Revenues     income    Revenues    income
                                                  (loss)                (loss)
--------------------------------------------------------------------------------
Commercial (1) (2)                    $1,669       $203      $  820      $ 98

Personal (1) (3)                         781         72         376        32

Financing costs and other (1)              2        (28)          -         -

Minority interest                          -        (44)          -         -
--------------------------------------------------------------------------------
Total Property & Casualty
Insurance Services                    $2,452       $203      $1,196      $130
================================================================================

(1) Before minority interest.
(2) Net income includes $18 million of reported investment portfolio gains in 1995.
(3) Net income includes $1 million and $5 million of reported investment portfolio gains in 1996 and 1995, respectively.

The following segment earnings include the property and casualty operations of Aetna P&C for periods subsequent to April 2, 1996. Certain production statistics related to Aetna P&C operations are provided for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

Commercial Lines

Earnings before portfolio gains/losses increased 155% to $203 million in the third quarter of 1996 from $80 million in the third quarter of 1995, primarily reflecting the acquisition of Aetna P&C, the emerging benefits of expense reduction initiatives associated with the integration of the two companies and strong investment income.

Catastrophe losses in the 1996 third quarter, after taxes and reinsurance were $16 million, primarily associated with Hurricane Fran, compared with an insignificant amount in the 1995 third quarter.

Commercial Lines net written premiums for the third quarter of 1996 totaled $1.217 billion, up $621 million from $596 million for the third quarter of 1995, reflecting the acquisition of Aetna P&C, offset somewhat by the highly competitive conditions in the marketplace and the Company's continuing focus on profitability. The Commercial Lines marketplace continues to be highly competitive, although the broader industry and product line expertise of the combined company contributed to solid performance in the specialty and small accounts market segments. Premium equivalents for the third quarter of 1996 were $470 million compared to $705 million for the third quarter of 1995, reflecting a highly competitive marketplace combined with a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the third quarter of 1996 totaled $1.217 billion, compared to $1.254 billion for the third quarter of 1995. On the same combined total basis premium equivalents for the third quarter of 1996 totaled $470 million, compared to $851 million for the third quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, combined with a highly competitive marketplace.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts net written premiums of $241 million for the third quarter of 1996 increased $49 million from the third quarter of 1995. This increase reflects the acquisition of Aetna P&C, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business and the competitive marketplace. National Accounts premium equivalents of $452 million for the third quarter of 1996 were $242 million below the third quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, combined with a highly competitive marketplace, slightly offset by the ongoing shift from risk-bearing business into non risk-bearing business.

For the 1996 third quarter, National Accounts new business, including both premiums and premium equivalents, was $70 million compared to $89 million for the third quarter of 1995. This decrease is due to the highly competitive marketplace. National Accounts renewed business for the third quarter of 1996 of $373 million decreased $125 million below the 1995 levels, reflecting the National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. The National Accounts business retention ratio was 75% for the third quarter of 1996 and 93% for the third quarter of 1995.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $451 million in the 1996 third quarter compared to $194 million in the 1995 third quarter and premium equivalents were $18 million in the 1996 third quarter, $7 million above the 1995 third quarter. These increases reflect the acquisition of Aetna P&C, marginally offset by the highly competitive market, where Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the third quarter of 1996, new premium and premium equivalent business in Commercial Accounts was $125 million compared to $69 million in the 1995 third quarter, reflecting the acquisition of Aetna P&C. The Commercial Accounts business retention ratio was 77% for the third quarter of 1996 and 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agencies. Select Accounts net written premiums of $345 million for the third quarter of 1996 were $213 million above the third quarter 1995 premium levels, reflecting the acquisition of Aetna P&C. New premium business in Select Accounts was $82 million in the 1996 third quarter compared to $57 million in the 1995 third quarter, which was due to the acquisition of Aetna P&C. The Select Accounts business retention ratio was 79% in the 1996 third quarter compared to 72% in the comparable 1995 period, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts addresses unique risks that typically require specialized underwriting. Specialty Accounts net written premiums were $180 million in the 1996 third quarter compared to $77 million in the 1995 third quarter. The growth is primarily attributable to the acquisition of the Aetna P&C Bond business.

The statutory combined ratio for Commercial Lines in the third quarter of 1996 was 109.0% compared to 105.6% in the third quarter of 1995. The GAAP combined ratio for Commercial Lines in the third quarter of 1996 was 107.4% compared to 103.9% in the third quarter of 1995.

The GAAP combined ratio for Commercial Lines differs from the statutory combined ratio primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies.

The increases in the 1996 third quarter statutory and GAAP combined ratios for Commercial Lines were primarily attributable to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, losses from Hurricane Fran increased the 1996 statutory and GAAP combined ratios by 2.1 and 1.9 percentage points, respectively.

Personal Lines

Earnings before portfolio gains/losses increased 163% to $71 million in the third quarter of 1996 from $27 million in the second quarter of 1995. Operating earnings included the impact of catastrophe losses, after taxes and reinsurance, of $20 million in the third quarter of 1996, primarily associated with Hurricane Fran, compared to $5 million in the comparable 1995 period. The improvement in operating earnings reflects the acquisition of Aetna P&C and the emerging benefits of expense reductions associated with the merger, strong net investment income, and continued favorable prior year loss reserve development in personal auto lines.

Net written premiums in the 1996 third quarter were $668 million, compared to $305 million in the third quarter of 1995. This improvement reflects the acquisition of Aetna P&C.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the third quarter of 1996 totaled $668 million compared to $655 million for the third quarter of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

The statutory combined ratio for Personal Lines in the third quarter of 1996 was 102.5% compared to 104.8% in the 1995 third quarter. The GAAP combined ratio for Personal Lines in the third quarter of 1996 was 98.4% compared to 103.3% in the 1995 third quarter. The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines and expense reductions, partially offset by the higher level of catastrophe losses.

Financing Costs and Other

The primary component for the 1996 third quarter was interest expense of $26 million after tax, reflecting financing costs associated with the acquisition of Aetna P&C.

Corporate and Other
                                      Three Months Ended September 30,
                               ------------------------------------------------
(millions)                              1996                     1995
-------------------------------------------------------------------------------
                                           Net income              Net income
                               Revenues     (expense)   Revenues    (expense)
-------------------------------------------------------------------------------

Total Corporate and Other(1)      $8           $(51)      $(22)        $(73)
===============================================================================

(1) Net income (expense) includes $3 million and $20 million of reported investment portfolio losses in 1996 and 1995, respectively.

Lower staff expenses in the third quarter of 1996 compared to the third quarter of 1995 were partially offset by interest expense on a higher level of corporate borrowings in the third quarter of 1996.

      Segment Results for the Nine Months Ended September 30, 1996 and 1995
      ---------------------------------------------------------------------

The overall operating trends for the nine months ended September 30, 1996 and 1995 were substantially the same as those of the third quarter periods except as noted below.

Investment Services
                                      Nine Months Ended September 30,
                              --------------------------------------------------
(millions)                             1996                      1995
--------------------------------------------------------------------------------
                              Revenues     Net income    Revenues    Net income
--------------------------------------------------------------------------------
Smith Barney                   $5,816         $663       $4,987        $413
================================================================================

Smith Barney Revenues
                                    Nine Months Ended September 30,
                                    -------------------------------
(millions)                             1996                1995
------------------------------------------------------------------
Commissions                          $1,680              $1,475
Investment banking                      864                 585
Principal trading                       786                 762
Asset management fees                   991                 751
Interest income, net*                   301                 282
Other income                            100                 103
------------------------------------------------------------------
Net revenues*                        $4,722              $3,958
==================================================================

* Net of interest expense of $1,094 million and $1,029 million for the nine-month period ended September 30, 1996 and 1995, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense, increased 19% compared to 1995's first nine months. Commission revenues increased by 14% to $1.68 billion in the 1996 first nine months from $1.475 billion in the 1995 period. The increase reflects strong activity in over-the-counter and listed securities as well as increased mutual fund sales. Investment banking revenues increased 48% to $864 million in the 1996 first nine months from $585 million in the 1995 period, reflecting strong volume in equity, high yield, corporate debt, public finance and taxable fixed income underwritings as well as fee income from merger and acquisition advisory activity. Principal trading revenues of $786 million for the 1996 first nine months increased 3% over the 1995 period and showed particular strength in over-the-counter equities and was partially offset by a decline in municipal and taxable fixed income trading. Asset management fees were $991 million in the 1996 first nine months compared to $751 million in the 1995 period. Net interest income was $301 million in the 1996 first nine months, up 7% from $282 million in the 1995 period.

Total expenses, excluding interest, increased 12% to $3.636 billion in the 1996 first nine months from $3.247 billion in the 1995 period. This increase was driven by higher production-related compensation and benefits expense and other operating expenses. Expenses other than interest and employee compensation and benefits were $981 million in the 1996 period compared to $888 million in the 1995 period. Smith Barney's ratio of non-compensation expenses to net revenues was 20.8% for the first nine months of 1996 compared to 22.4% in the comparable 1995 period.

Consumer Finance Services
                                       Nine Months Ended September 30,
                               -------------------------------------------------
(millions)                             1996                      1995
--------------------------------------------------------------------------------
                               Revenues    Net income    Revenues    Net income
--------------------------------------------------------------------------------

Consumer Finance Services(1)    $1,047        $171        $1,006        $181
================================================================================

(1) Net income in 1996 includes a portion of the gain ($.7 million) from the disposition of RCM Capital Management, a California Limited Partnership
   (RCM).

The average yield on the portfolio for the first nine months of 1996 was 15.33% compared to 15.59% in the comparable 1995 period. Net interest margin, at 8.72%, was about even with the prior year's first nine months. The charge-off rate was 2.90% for the first nine months of 1996, compared to 2.18% for the first nine months of 1995.

Life Insurance Services
                                          Nine Months Ended September 30,
                                   ---------------------------------------------
(millions)                                 1996                    1995
--------------------------------------------------------------------------------

                                   Revenues   Net income   Revenues   Net income
--------------------------------------------------------------------------------

Primerica Financial Services (1)    $1,058      $209        $1,009       $186

Travelers Life and Annuity (2)(3)    1,699       241         1,872        214
--------------------------------------------------------------------------------

Total Life Insurance Services       $2,757      $450        $2,881       $400
================================================================================

(1) Net income includes $6 million and $15 million of reported investment portfolio gains in 1996 and 1995, respectively, and in 1996 a portion of the gain ($4 million) from the disposition of RCM.

(2) Net income includes $22 million of reported investment portfolio losses in 1996 and $7 million of reported investment portfolio gains in 1995.

(3) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life. Revenues and net income of Transport Life in the 1995 period amounted to $196 million and $17 million, respectively.

Primerica Financial Services

Face amount of new term life insurance sales was $38.9 billion in the first nine months of 1996, compared to $39.5 billion in the prior year period. Sales of mutual funds (at net asset value) were $1.761 billion for the first nine months of 1996, up from sales of $1.123 billion in the first nine months of 1995.

Travelers Life and Annuity

For deferred annuities, net written premiums and deposits were $1.475 billion in the first nine months of 1996, up 30% from $1.134 billion in the 1995 period.

In the payout and group annuity business, net written premiums and deposits were $962.7 million in the 1996 first nine months, compared to $759.5 million in the 1995 first nine months (which excludes deposits of $60 million in the third quarter of 1996 and $200 million in the first quarter of 1995 related to the transfer in-house of pension fund assets of an affiliate, previously managed externally).

Face amount of individual life insurance issued during the first nine months of 1996 was $4.9 billion, up from $4.5 billion in the first nine months of 1995, excluding Transport Life. Net written premiums and deposits for individual life insurance were $215.8 million, up 19% in the first nine months of 1996, compared to $181.0 million in the first nine months of 1995, excluding Transport Life.

Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $92.9 million in the first nine months of 1996, compared to $63.1 million in the first nine months of 1995.

Property & Casualty Insurance Services

                                          Nine Months Ended September 30,
                                     -------------------------------------------
(millions)                                   1996                  1995
--------------------------------------------------------------------------------
                                                   Net                   Net
                                     Revenues     income    Revenues    income
                                                  (loss)                (loss)
--------------------------------------------------------------------------------

Commercial (1) (2)                    $3,919        $ 60     $2,446        $240

Personal (1) (3)                       1,904         145      1,097          80

Financing costs and other (1)              9        (58)          -           -

Minority interest                          -           -          -           -
--------------------------------------------------------------------------------
Total Property & Casualty
Insurance Services                    $5,832        $147     $3,543        $320
================================================================================

(1)  Before minority interest.
(2) Net income includes $11 million of reported investment portfolio losses in 1996 and $15 million of reported investment portfolio gains in 1995, and $383 million of charges in 1996 related to the acquisition of Aetna P&C.
(3) Net income includes $4 million of reported investment portfolio losses in 1996 and $2 million of reported investment portfolio gains in 1995, and $8 million of charges in 1996 related to the acquisition of Aetna P&C.

As previously indicated, TAP incurred charges during the second quarter of 1996 related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the merger and the application of TAP's strategies, policies and practices to Aetna P&C reserves. The charges include:

   o $301.9 million after tax and minority interest ($566.5 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA)

   o $18.7 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the merger

Commercial Lines

Commercial Lines net written premiums for the first nine months of 1996 totaled $2.957 billion (excluding a one-time adjustment associated with a reinsurance transaction), up $1.215 billion compared to $1.742 billion for the first nine months of 1995, reflecting the acquisition on April 2, 1996 of Aetna P&C, offset in part by the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. Premium equivalents for the first nine months of 1996 totaled $1.986 billion, down $277 million from $2.263 billion for the first nine months of 1995, reflecting the competitive environment.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first nine months of 1996 totaled $3.541 billion, compared to $3.937 billion for the first nine months of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. In addition, Commercial Lines continues to re-evaluate its exposure to certain segments of the middle market. On the same combined total basis premium equivalents for the first nine months of 1996 totaled $2.102 billion, compared to $2.757 billion for the first nine months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, combined with a highly competitive marketplace.

National Accounts net written premiums for the 1996 first nine months were $616 million (excluding a one-time adjustment associated with a reinsurance transaction) compared to $514 million in the 1995 first nine months. National Accounts premium equivalents of $1.940 billion for the 1996 first nine months compared to $2.231 billion in the first nine months of 1995. In the 1996 first nine months, National Accounts new business, including both premiums and premium equivalents, was $298 million compared to $345 million in the 1995 period. National Accounts renewed business including both premiums and premium equivalents for the first nine months of 1996 was $1.707 billion compared to $1.639 billion in the 1995 period. National Accounts business retention ratio was 81% for the first nine months of 1996 compared to 84% for the first nine months of 1995.

Commercial Accounts net written premiums were $1.033 billion in the 1996 first nine months compared to $564 million in the 1995 first nine months and premium equivalents were $46 million, compared to $32 million in the 1995 period. For the first nine months of 1996, new premium and equivalent business in Commercial Accounts was $252 million compared to $205 million in the 1995 period. The Commercial Accounts business retention ratio was 71% in the 1996 first nine months, compared to 76% in the comparable 1995 period.

Select Accounts net written premiums of $855 million for the first nine months of 1996 were $446 million above the first nine months of 1995 premium levels. New premium business in Select Accounts was $198 million in the 1996 first nine months compared to $117 million in the 1995 period. The Select

Accounts business retention ratio was 78% in the 1996 first nine months compared to 75% in the comparable 1995 period.

Specialty Accounts net written premiums of $454 million in the 1996 first nine months compared to $256 million in the 1995 period.

The statutory combined ratio for Commercial Lines for the first nine months of 1996 was 131.9% compared to 108.3% in the first nine months of 1995. The GAAP combined ratio for Commercial Lines for the first nine months of 1996 was 126.4% compared to 106.1% in the comparable 1995 period.

The increase in the first nine months of 1996 statutory and GAAP combined ratios for Commercial Lines compared to the first nine months of 1995 is primarily attributable to the charges taken in the second quarter of 1996 related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios for the nine months ended September 30, 1996 would have been 109.9% and 107.6%, respectively. The increase in the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges compared to the first nine months of 1995 statutory and GAAP combined ratios is generally due to the inclusion in 1996 of Aetna P&C results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, losses from Hurricane Fran increased the 1996 statutory and GAAP combined ratios by 0.9 and
0.8 percentage points, respectively.

Personal Lines

Net written premiums in the first nine months of 1996 were $1.685 billion, compared to $978 million in the first nine months of 1995. This improvement primarily reflects the acquisition of Aetna P&C and, to a lesser extent, growth in target markets, marginally offset by reductions due to catastrophe management strategies.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first nine months of 1996 totaled $2.001 billion, compared to $1.886 billion for the first nine months of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

The statutory combined ratio for Personal Lines for the first nine months of 1996 was 102.1% compared to 103.7% in the 1995 first nine months. The GAAP combined ratio for Personal Lines in the first nine months of 1996 was 99.6% compared to 101.0% in the comparable 1995 period.

The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines and expense reductions, partially offset by the higher level of catastrophe losses, which after tax and reinsurance were $52 million for the first nine months of 1996 compared to $8 million in the 1995 period.

Financing Costs and Other

The primary component for the 1996 nine months was interest expense of $51 million after tax, reflecting financing costs associated with the acquisition of Aetna P&C.

Environmental Claims

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Until the dispute is resolved, the estimated amounts for disputed coverage claims are carried in bulk reserve. At September 30, 1996, approximately 20% of the net environmental loss reserve (i.e., approximately $250 million) is case reserves. The balance, approximately 80% of the net aggregate reserve (i.e. approximately $1.026 billion), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1996 and 1995.

Environmental Losses           Nine Months Ended      Nine Months Ended
(millions)                    September 30, 1996     September 30, 1995
                              ------------------     ------------------

Beginning reserves:
   Direct                            $  454                  $ 482
   Ceded                                (50)                   (11)
                                     ------                  -----
   Net                                  404                    471
Acquisition of Aetna P&C:
   Direct                               938                      -
   Ceded                                (24)                     -
Incurred losses and loss expenses:
   Direct                                82                    110
   Ceded                                (31)                   (61)
Losses paid:
   Direct                               113                    136
   Ceded                                (20)                   (22)
Ending reserves:
   Direct                             1,361                    456
   Ceded                                (85)                   (50)
                                     ------                  -----
   Net                               $1,276                  $ 406
                                     ======                  =====

Asbestos Claims

At September 30, 1996, approximately 25% of the net aggregate reserve (i.e., approximately $265 million) is case reserves. The balance, approximately 75% (i.e., approximately $795 million) of the net asbestos reserves, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1996 and 1995.

Asbestos Losses                Nine Months Ended          Nine Months Ended
(millions)                    September 30, 1996         September 30, 1995
                              ------------------         ------------------
Beginning reserves:
   Direct                            $  695                   $702
   Ceded                               (293)                  (319)
                                     ------                   ----
   Net                                  402                    383
Acquisition of Aetna P&C:
   Direct                               776                      -
   Ceded                               (116)                     -
Incurred losses and loss expenses:
   Direct                                83                     98
   Ceded                                 (8)                   (68)
Losses paid:
   Direct                               135                     77
   Ceded                                (58)                   (71)
Ending reserves:
   Direct                             1,419                    723
   Ceded                               (359)                  (316)
                                     ------                   ----
   Net                               $1,060                   $407
                                     ======                   ====

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

Corporate and Other
                                         Nine Months Ended September 30,
                                  ----------------------------------------------
(millions)                                1996                    1995
--------------------------------------------------------------------------------
                                              Net income              Net income
                                  Revenues     (expense)   Revenues    (expense)
--------------------------------------------------------------------------------
Net expenses (1)                                 $(158)                 $(176)

Net gain (loss) on sale of                         384                      -
subsidiaries and affiliates
--------------------------------------------------------------------------------
Total Corporate and Other            $111         $226         $5       $(176)
================================================================================

(1) Net income (expense) includes $8 million and $20 million of reported investment portfolio losses in 1996 and 1995, respectively.

Lower staff expenses in the first nine months of 1996 compared to the first nine months of 1995 were partially offset by interest expense on a higher level of corporate borrowings.

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

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently $250 million is allocated to TRV, $650 million to CCC and $100 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996 this requirement was exceeded by approximately $4.0 billion. In addition to the five-year revolving credit facility, during the second quarter of 1996, TRV entered into a 364-day revolving credit and bid loan agreement with a bank to provide $75 million of revolving credit. At September 30, 1996, there were no borrowings outstanding under either facility.

Currently, TRV has unused credit availability of $325 million. TRV may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

During October 1996, Travelers Capital I, a subsidiary trust of TRV, issued $400 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TRV, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances.

TRV as of November 5, 1996, had $1.0 billion available for debt offerings and $600 million available for trust preferred securities offerings under its shelf registration statements.

In December 1995, TRV, through a private placement, issued $100 million principal amount of 6 1/4% Notes due December 1, 2005, and $100 million principal amount of 7% Notes due December 1, 2025, substantially all of which was exchanged for registered debt in June 1996.

During the second and third quarters of 1996, $125 million of liquidation value of the 5.50% Convertible Preferred Stock Series B (Series B Preferred) representing 2,499,945 shares of Series B Preferred was converted into 6,802,432 shares of common stock. Each share of the Series B Preferred Stock was converted into 2.72109 shares of TRV common stock at a conversion price of $18.375 per share. The remaining 55 shares were redeemed for cash at $51.925 per share plus accrued and unpaid dividends.

Travelers/Aetna Property Casualty Corp. (TAP)

On April 2, 1996, Travelers/Aetna Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company (ACSC) and The Standard Fire Insurance Company (SFIC) (collectively, Aetna P&C) for approximately $4.16 billion in cash. TAP also owns The Travelers

Indemnity Company (Travelers Indemnity), and is the primary vehicle through which the Company engages in the property and casualty insurance business. See
Note 2 of Notes to Condensed Consolidated Financial Statements regarding the financing of the Aetna P&C purchase.

TAP has a five year revolving credit agreement with a syndicate of banks that expires on March 15, 2001. All borrowings under the credit facility have been repaid in full and the amount of the facility was subsequently reduced to $600 million, none of which is currently utilized. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996, this requirement was exceeded by approximately $2.6 billion.

TAP also issues commercial paper directly to investors and maintains unused credit availability under the committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

In addition in September 1996 TAP sold in a public offering $200 million of 6 3/4% Notes due September 1, 1999 and in October an additional $200 million of 6 1/4% Notes due October 1, 1999.

TAP as of November 5, 1996, had $900 million available for debt offerings under its shelf registration statement.

Commercial Credit Company (CCC)

CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. Currently CCC has unused credit availability of $2.150 billion. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1996, CCC would have been able to remit $273 million to its parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1996 and, as of November 5, 1996, had $950 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

      o  5 7/8% Notes due January 15, 2003.......   $200 million
      o  5.55% Notes due February 15, 2001.......   $200 million

In addition to the long-term debt offerings above, in October 1996 CCC, through a private placement, issued $200 million of 6.45% Notes due October 18, 2006 which by their terms can be put to CCC at par on October 18, 1999.

Smith Barney Holdings Inc. (Smith Barney)

Smith Barney funds its day-to-day operations through the use of commercial paper, collateralized and uncollateralized bank borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999. In addition, Smith Barney has a $500 million 364-day revolving credit agreement with a bank syndicate that extends through May 1997. At September 30, 1996, there were no borrowings outstanding under either facility. In addition, Smith Barney has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

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

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At September 30, 1996, Smith Barney would have been able to remit approximately $590 million to TRV under its most restrictive covenants.

Smith Barney completed the following long-term debt offering in 1996 and, as of November 5, 1996, had $485 million available for debt offerings under its shelf registration statement:

      o  5 7/8% Notes due February 1, 2001....................  $250 million
      o  S&P 500 Equity Linked Notes due August 13, 2001 .....   $40 million
      o  7 1/8% Notes due October 1, 2006.....................  $200 million

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

The Travelers Insurance Company (TIC)

At September 30, 1996, TIC had $22.3 billion of life and annuity product deposit funds and reserves. Of that total, $11.9 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.4 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.7 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.4 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 5.1%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.3 billion of liabilities is surrenderable without charge. More than 15% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC, a direct subsidiary of TIGI, issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. Currently, TIC has unused credit availability of $100 million.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $506 million of statutory surplus was available in 1996 for such dividends without Department approval, of which $331 million has been paid to date.

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

In June 1996, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

            For information concerning the several class action lawsuits filed against Smith Barney Inc. in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and the first paragraph under the heading "Smith Barney" on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1996, the U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the claims. Plaintiffs have applied for a rehearing en banc.

            For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22, 1996 of Travelers/Aetna Property Casualty Corp., a majority-owned subsidiary of the Company, and in the second paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1996, certain subsidiaries of the Company were named as defendants in a purported class action filed in the District Court of Wyandotte County, Kansas, Civil Court Department under the name Amundson & Associates Art Studio Ltd. v. NCCI, et al. The plaintiffs make allegations and seek damages that are similar to those in the cases referred to above.

            For information concerning a purported class action filed against Primerica Financial Services Inc. ("PFSI"), a subsidiary of the Company, in connection with the purchase by individuals of interests in oil and gas rights owned by Basic Energy and Affiliated Resources Inc. ("BEAR"), see the description that appears in the second paragraph on page 30 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and the fourth paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1996, the court dismissed several claims against PFSI. Also in October 1996, the National Association of Securities Dealers, Inc. ("NASD") filed a complaint against PFSI alleging a failure to supervise certain registered representatives and associated persons and to establish and maintain proper written procedures for compliance with NASD rules regarding private securities transactions relating to BEAR.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                  See Exhibit Index.

            (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended
            September 30, 1996.

                                  EXHIBIT INDEX

Exhibit                                                               Filing
Number Description of Exhibit                                         Method
------ ----------------------                                         ------

3.01 Restated Certificate of Incorporation of Travelers Group Inc. (formerly The Travelers Inc.) (the "Company"), Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, and Certificate of Amendment to the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-00737).

3.02 By-Laws of the Company as amended through January 24, 1996, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9924) (the "Company's 1995 10-K").

10.01  Amendment No. 14 to the Stock Option Plan of the Company.      Electronic

10.02  Amended and Restated Compensation Plan for Non-Employee        Electronic
       Directors of the Company.

10.03  Capital Accumulation Plan of the Company (as amended           Electronic
       through September 25, 1996).

10.04  Amendment No. 1 to the Travelers Group 1996 Stock              Electronic
       Incentive Plan.

10.05  Amendment No. 2 to the Travelers Group 1996 Stock              Electronic
       Incentive Plan.

11.01  Computation of Earnings Per Share.                             Electronic

12.01  Computation of Ratio of Earnings to Fixed Charges.             Electronic

27.01  Financial Data Schedule.                                       Electronic

99.01  The fourth paragraph on page 26 of the Company's Quarterly     Electronic
       Report on Form 10-Q for the fiscal quarter ended September
       30, 1993 and the first paragraph under the heading "Smith
       Barney" on page 65 of the Company's 1995 10-K.

99.02  The paragraph that begins on page 90 and ends on page 91       Electronic
       of the Prospectus dated April 22, 1996 of Travelers/Aetna
       Property Casualty Corp. and the second paragraph on page
       35 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

99.03  The second paragraph on page 30 of the Company's Quarterly     Electronic
       Report on Form 10-Q for the fiscal quarter ended September
       30, 1995 and the fourth paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

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

                                        Travelers Group Inc.


Date:  November 12, 1996                By /s/ Heidi Miller
                                           -----------------------
                                           Heidi Miller
                                           Senior Vice President and
                                            Chief Financial Officer
                                           (Principal Financial Officer)


Date:  November 12, 1996                By /s/ Irwin Ettinger
                                           -------------------------
                                           Irwin Ettinger
                                           Executive Vice President
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                               Filing
Number Description of Exhibit                                         Method
------ ----------------------                                         ------

3.01 Restated Certificate of Incorporation of Travelers Group Inc. (formerly The Travelers Inc.) (the "Company"), Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, and Certificate of Amendment to the Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-00737).

3.02 By-Laws of the Company as amended through January 24, 1996, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9924) (the "Company's 1995 10-K").

10.01  Amendment No. 14 to the Stock Option Plan of the Company.      Electronic

10.02  Amended and Restated Compensation Plan for Non-Employee        Electronic
       Directors of the Company.

10.03  Capital Accumulation Plan of the Company (as amended           Electronic
       through September 25, 1996).

10.04  Amendment No. 1 to the Travelers Group 1996 Stock              Electronic
       Incentive Plan.

10.05  Amendment No. 2 to the Travelers Group 1996 Stock              Electronic
       Incentive Plan.

11.01  Computation of Earnings Per Share.                             Electronic

12.01  Computation of Ratio of Earnings to Fixed Charges.             Electronic

27.01  Financial Data Schedule.                                       Electronic

99.01  The fourth paragraph on page 26 of the Company's Quarterly     Electronic
       Report on Form 10-Q for the fiscal quarter ended September
       30, 1993 and the first paragraph under the heading "Smith
       Barney" on page 65 of the Company's 1995 10-K.

99.02  The paragraph that begins on page 90 and ends on page 91       Electronic
       of the Prospectus dated April 22, 1996 of Travelers/Aetna
       Property Casualty Corp. and the second paragraph on page
       35 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

99.03  The second paragraph on page 30 of the Company's Quarterly     Electronic
       Report on Form 10-Q for the fiscal quarter ended September
       30, 1995 and the fourth paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of such instrument to the Commission upon request.