Form 10-K405
period 1996-12-31
TRAVELERS GROUP INC
filed 1997-03-26
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                                ----------------

                          Commission file number 1-9924

                                ----------------

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

    Common Stock, par value                New York Stock Exchange and
      $ .01 per share                         Pacific Stock Exchange

     Depositary Shares, each                  New York Stock Exchange
  representing 1/10 of a share of
8.125% Cumulative Preferred Stock,
           Series A

    Depositary Shares, each                   New York Stock Exchange
 representing 1/2 of a share of
 9.25% Preferred Stock, Series D

7 3/4% Notes Due June 15, 1999                New York Stock Exchange

1998 Warrants to Purchase Common Stock        New York Stock Exchange

 8% Trust Preferred Securities of             New York Stock Exchange
Subsidiary Trust (and registrant's
  guaranty with respect thereto)

7 3/4% Trust Preferred Securities of          New York Stock Exchange
 Subsidiary Trust (and registrant's
  guaranty with respect thereto)

7 5/8% Trust Preferred Securities of          New York Stock Exchange
 Subsidiary Trust (and registrant's
   guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 5, 1997 was approximately $34.2 billion.

As of March 5, 1997, 641,379,081 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K.

Certain portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference into
Part III of this Form 10-K.

                              TRAVELERS GROUP INC.

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1996

                         ------------------------------

                                TABLE OF CONTENTS

Form 10-K
Item Number                                                                 Page
-----------                                                                 ----
    Part I
    ------

1.  Business...................................................................1
2   Properties................................................................82
3.  Legal Proceedings.........................................................83
4.  Submission of Matters to a Vote of Security Holders.......................86

    Part II
    -------

5.  Market for Registrant's Common Equity and
      Related Stockholder Matters.............................................86
6.  Selected Financial Data...................................................87
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................................87
8.  Financial Statements and Supplementary Data...............................87
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.....................................87

    Part III
    --------

10. Directors and Executive Officers of the Registrant........................87
11. Executive Compensation....................................................87
12. Security Ownership of Certain Beneficial Owners
      and Management..........................................................88
13. Certain Relationships and Related Transactions............................88

    Part IV
    -------

14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K.............................................................88
    Exhibit Index.............................................................89
    Signatures ...............................................................94
    Index to Consolidated Financial Statements and Schedules.................F-1

                                     PART I
                                     ------

Item 1. BUSINESS.

                                   THE COMPANY

          Travelers Group Inc. (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services.

          On April 2, 1996, Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) ("TAP"), an indirect majority-owned subsidiary of the Company that was formed in January 1996 to hold the property and casualty insurance subsidiaries (collectively, "Travelers P&C") of The Travelers Insurance Group Inc. ("TIGI"), purchased from Aetna Services Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock of The Aetna Casualty and Surety Company ("Aetna Casualty") and The Standard Fire Insurance Company ("Standard Fire"), Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.16 billion in cash. The acquisition of Aetna P&C (the "Acquisition") was treated as a purchase and, accordingly, the Company's consolidated financial statements include the results of Aetna P&C's operations only from the date of the Acquisition. As part of the financing of the Acquisition, TAP sold approximately 33 million shares of its Class A Common Stock (representing approximately 9% of its outstanding common stock at that time) to four private investors, including Aetna. TIGI acquired approximately 328 million shares of TAP's Class B Common Stock in exchange for its contribution of the outstanding capital stock of The Travelers Indemnity Company ("Travelers Indemnity") and a capital contribution of approximately $1.14 billion. In April 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock (representing approximately 9.75% of its outstanding common stock at that time). The Company indirectly owns approximately 82% of TAP's outstanding common stock. For additional information about the Acquisition, the public offering and other related transactions, see Note 2 of Notes to Consolidated Financial Statements.

          During 1996, the Company continued and expanded the marketing of its financial products through the various distribution channels offered by its subsidiaries, primarily the independent agents of Primerica Financial Services (the "PFS sales force") and the Financial Consultants of Smith Barney Inc. The PFS sales force, which primarily sells life insurance and mutual funds, now also sells personal lines property-casualty insurance offered by Travelers Indemnity, a subsidiary of TAP. Through this program, over 6,300 members of the PFS sales force are now licensed to sell automobile and homeowners insurance products under the Secure-SM- name. The program, which began in 1994 and continues to experience growth in applications and policies, is now available in 37 states. See "Property & Casualty Insurance

Services -- Personal Lines." The PFS sales force has become the largest distributor of The Concert Series-SM-, a group of mutual funds offered by Smith Barney, with 1996 sales of approximately $458 million. See "Life Insurance Services -- Primerica Financial Services." The $.M.A.R.T.-SM- and $.A.F.E.-SM-loan programs, under which members of the PFS sales force solicit applications for loans underwritten by Commercial Credit Company ("CCC"), generated net receivables of over $1.5 billion at December 31, 1996. See "Consumer Finance Services -- Consumer Finance." Qualified Smith Barney Financial Consultants offer individual products, primarily variable annuities, of Travelers Life and Annuity. These products include, among others, Vintage Life-R- and Vintage Annuity-SM-, single premium variable universal life products, and Travelers Target Maturity-R-, a market value adjusted fixed annuity. The Company has also created a subsidiary to facilitate the cross-marketing of the Company's products among its subsidiaries and to offer a bundled group of those products for sale to employees of other companies through a directed sales effort.

          The periodic reports of CCC, Smith Barney Holdings Inc. ("SB Holdings"), TAP, The Travelers Insurance Company and The Travelers Life and Annuity Company, subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

          The principal executive offices of the Company are located at 388 Greenwich Street, New York, New York 10013; telephone number 212-816-8000.

          This discussion of the Company's business is organized as follows: (i) a description of each of the Company's four business segments; (ii) a description of the Corporate and Other Operations segment; and (iii) certain other information. A glossary of insurance terms is included beginning on page 70.

                               INVESTMENT SERVICES

          The Company's Investment Services segment includes the operations of SB Holdings and its subsidiaries. As used herein, unless the context otherwise requires, "Smith Barney" refers to SB Holdings and its consolidated subsidiaries.

Smith Barney

          SB Holdings provides investment banking, asset management, brokerage and other financial services through its subsidiaries. Its principal operating subsidiary is Smith Barney Inc. ("SBI"), an investment banking, securities trading and brokerage firm that traces its origins back to 1873.

          Smith Barney operates through approximately 450 offices throughout the United States, and 17 offices in 15 foreign countries. With approximately 10,400 Financial

Consultants, the Company believes that Smith Barney is currently the second largest domestic brokerage firm in the United States.

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

          Smith Barney's investment banking services include the underwriting of debt and equity issues for United States and foreign corporations and for state, local and other governmental and government-sponsored authorities. Smith Barney frequently acts as managing underwriter in corporate and public securities offerings. Smith Barney also acts as a private placement agent for various clients, and as such helps to place securities for clients with large institutions and other qualified investors. Smith Barney also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, exchanges of securities and corporate restructurings.

          Smith Barney executes securities brokerage transactions on all major United States securities exchanges and distributes a wide variety of financial products. It makes inter-dealer markets and trades as principal in corporate debt and equity securities, primarily of United States corporate issuers, United States and foreign government, and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities. The firm carries inventories of securities to facilitate sales to customers and other dealers and with a view to realizing trading gains. SBI is one of the leading dealers in municipal securities and is a "Primary Dealer" in United States government securities, as designated by the Federal Reserve Bank of New York. Its daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements pursuant to which Smith Barney sells the securities and simultaneously agrees to repurchase them at a future date. Smith Barney also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. Smith Barney uses derivative financial instruments to facilitate customer transactions and to manage exposure to interest rate, currency and market risk. In addition, for its own account Smith Barney engages in a limited manner in certain arbitrage activities, which primarily seek to benefit from temporary price discrepancies that occur with respect to related securities or to the same security on different markets. Smith Barney also engages in the borrowing and lending of securities. The Smith Barney network of Financial Consultants also sells Travelers Life and Annuity individual products, primarily variable annuities. See "Life Insurance Services -- Travelers Life and Annuity."

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

     Asset Management

          Smith Barney provides discretionary and non-discretionary asset management and consulting services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. Smith Barney typically receives ongoing fees from its asset management and consulting clients, generally stated as a percentage of the client's assets with respect to which Smith Barney's services are rendered. At December 31, 1996, such client assets in the aggregate exceeded $111.8 billion, as compared to approximately $96.2 billion at December 31, 1995 and approximately $78.0 billion at December 31, 1994.

          At December 31, 1996, Smith Barney sponsored 59 mutual funds (open-end investment companies) with aggregate assets of approximately $69.7 billion distributed through its sales force of Financial Consultants. Of these, ten are taxable and tax-exempt money market funds, with assets of approximately $41.2 billion. At December 31, 1995, aggregate assets in Company-sponsored mutual funds were approximately $61.6 billion, of which approximately $35.6 billion related to money market funds, compared to aggregate assets in such funds at December 31, 1994 of approximately $50.6 billion, $28.6 billion of which related to money market funds. A wholly owned subsidiary of SB Holdings serves as investment manager to these mutual funds, as well as to twelve closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 1996 and December 31, 1995, assets of these closed-end funds aggregated approximately $2.8 billion, as compared to approximately $2.5 billion at December 31, 1994. The open-end and closed-end funds sponsored and managed by Smith Barney have various investment objectives, including growth, growth and income, taxable income and tax-exempt income. In addition, at December 31, 1996, Smith Barney managed 25 mutual fund portfolios serving as funding vehicles for variable annuity contracts, with aggregate assets of approximately $2.3 billion. At December 31, 1995 and December 31, 1994, aggregate assets in the mutual fund portfolios managed by the Company were approximately $1.8 billion and $1.4 billion, respectively. This includes six mutual fund portfolios that are investment options for the Travelers Universal variable annuity contracts. Smith Barney also sponsors and manages nine mutual funds domiciled outside the U.S. which are offered to Smith Barney's non-resident alien client base. At December 31, 1996, these off-shore funds had aggregate assets of approximately $1.2 billion, as compared to approximately $980 million at December 31, 1995 and approximately $780 million at December 31, 1994.

          In 1996, Smith Barney launched The Concert Series-SM-, a group of mutual funds that invests in various Smith Barney mutual funds instead of directly in stocks, bonds or other securities. The Concert Series-SM- simplifies the process of investing and enables investors to achieve a broad diversification of their investments. The Concert Series-SM- is sold through Smith Barney Financial Consultants and the PFS sales force.

          In addition to these proprietary funds, Smith Barney also sells through its Financial Consultants a large number of mutual funds sponsored and managed by unaffiliated entities. Smith Barney receives commissions and other sales and service revenues from this activity.

          Smith Barney also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. At December 31, 1996, outstanding unit trust assets held by Smith Barney clients exceeded $8.6 billion, as compared to approximately $7.2 billion at December 31, 1995 and approximately $6.4 billion at December 31, 1994.

          Smith Barney's asset management units provide separate account discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, municipalities and other institutions. Client relationships may be introduced through Smith Barney's network of Financial Consultants or independent from such network (e.g., through traditional pension plan consultants unaffiliated with the Company). Assets under Smith Barney's management exceeded $24.0 billion at December 31, 1996, as compared to approximately $20.4 billion at December 31, 1995 and approximately $15.7 billion at December 31, 1994.

            Smith Barney's Consulting Group ("CG") provides a variety of investment management and consulting services to institutional and individual clients. CG sponsors a number of different "wrap fee" programs, in which CG and Smith Barney typically provide: an analysis of the client's financial situation, investment needs and risk tolerance; a recommendation that the client retain one or more investment management firms (which may be affiliated or unaffiliated with Smith Barney); ongoing monitoring of the performance and suitability of the investment manager(s) retained; securities execution and custody; and client reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for the services provided. CG also provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. CG's programs and services generally are delivered through Smith Barney Financial Consultants, many of whom specialize in such programs and services. As of December 31, 1996, Smith Barney provided consulting services with respect to client assets aggregating approximately $49.1 billion, excluding the TRAK-R-program described below, as compared to approximately $39.1 billion at December 31, 1995 and approximately $29.7 billion at December 31, 1994.

          Smith Barney's TRAK-R- program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK-R- clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 13 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 28 no-load or load-waived mutual fund families (including Smith Barney's family of funds) corresponding to the same asset class and investment style criteria. At December 31, 1996, TRAK-R- assets exceeded $6.6 billion, as compared to approximately $4.8 billion at December 31, 1995 and approximately $3.3 billion at December 31, 1994. Smith Barney also offers a separate offshore TRAK-R- program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

     Miscellaneous Activities

          Certain of the Company's subsidiaries are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to the supervision of the state banking authority where it was chartered and uses the distribution network of SBI to market its services. Although these trust companies are subsidiaries of the Company and not of SB Holdings, their results are included with Smith Barney for segment reporting purposes. Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services.

          In 1996, Smith Barney formed a joint venture with the Korea Exchange Bank. The venture, a brokerage and underwriting company based in Seoul, South Korea, that is owned 49% by Smith Barney, is engaged in the securities brokerage and underwriting business in the Korean markets. The venture is licensed with the Korea Ministry of Finance and Economy to conduct securities activities in Korea.

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

          Competitors of Smith Barney's mutual funds and asset management operations include a large number of mutual fund management and sales companies and asset management firms. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

Regulation

          Certain of the Company's subsidiaries are registered as broker-dealers and as investment advisers with the Securities and Exchange Commission (the "Commission") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). SBI and The Robinson-Humphrey Company, Inc., an investment banking and financial services subsidiary of SBI ("R-H"), are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC. SBI and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. SBI is also a reporting dealer to the Federal Reserve Bank of New York, a member of the principal United States futures exchanges and a registered broker-dealer in Guam. Both SBI and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the Commission, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SBI and R-H are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in SBI's case, Guam. The Commission and the CFTC also require certain registered broker-dealers (including SBI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

          Smith Barney's operations abroad, described in this paragraph, are conducted through various subsidiaries. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organization. Smith Barney is a member of the International Petroleum Exchange, the London Metals

Exchange and the London International Financial Futures and Options Exchange and, as such, is subject to the rules and regulations of those Exchanges. In Ireland, a Smith Barney subsidiary that sponsors commodities-related pooled investment funds is subject to the supervision of the Central Bank of Ireland. In France, Smith Barney operates as a regulated securities house and an authorized mutual fund manager. Smith Barney is a licensed securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to securities firms. Smith Barney is also a member of the Tokyo Stock Exchange and the Osaka Stock Exchange, and its activities in Japan are therefore subject to the rules and regulations of those Exchanges. Smith Barney conducts securities and commodities businesses in Singapore and Hong Kong that are regulated by the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission, respectively. Smith Barney also is a member of the Singapore International Monetary Exchange and is a "B license holder" with the Zurich Stock Exchange. Additionally, certain subsidiaries of SB Holdings are licensed as an "international dealer," an "international adviser" and an "investment dealer" with the Ontario Securities Commission, and as broker-dealers with the Securities Board of The Netherlands. Smith Barney's representative offices in Mexico City, Mexico, Paris, France, Beijing, People's Republic of China, Manama, Bahrain and Taipei, Taiwan are also subject to the jurisdiction of local financial services regulatory authorities. Smith Barney also operates a private trust services business that is licensed as a bank and trust company in the Cayman Islands, and is subject to the regulation of the Director of Financial Services, Banks & Trust Companies Supervision Department of the Cayman Islands.

          In connection with the mutual funds business, Smith Barney must comply with regulations of a number of regulatory agencies and organizations, including the Commission and the NASD. The Company, through Smith Barney, is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940. Under those Acts, the advisory contracts between the Company's investment adviser subsidiaries and the mutual funds they serve ("Affiliated Funds"), as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. Continuation of advisory and distribution relationships under these circumstances could be achieved only by obtaining consent to the assignment from the shareholders of the Affiliated Funds involved. In addition, SBI and the Affiliated Funds are subject to certain restrictions in their dealings with each other. For example, SBI may act as broker to an Affiliated Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; SBI may not, however, conduct principal transactions with an Affiliated Fund. Further, an Affiliated Fund may acquire securities during the existence of an underwriting where SBI is a principal underwriter only in certain limited situations.

          SBI and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, Smith Barney has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of the Company.

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

          The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or
(ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. For additional information on the Net Capital Rule, see Note 14 of Notes to Consolidated Financial Statements.

                            CONSUMER FINANCE SERVICES

          The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services. CCC's predecessor was founded in 1912.

Consumer Finance

          As of December 31, 1996, Consumer Finance Services maintained 859 loan offices in 44 states, including servicing centers for loans sold through the PFS sales force. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide.

          Loans to consumers by the Consumer Finance Services unit include real estate-secured loans, both fixed and variable rate secured and unsecured personal loans and fixed rate loans to finance consumer goods purchases. Credit card loans are discussed below. CCC's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for CCC's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of active loan customers (excluding credit card customers) was approximately 1,333,000 at December 31, 1996, as compared to approximately 1,275,000 at December 31, 1995 and approximately 1,177,000 at December 31, 1994. In 1996, CCC created an agency that performs appraisals, sells title insurance and provides other closing-related services for CCC's real-estate loans.

          Two CCC loan programs solicit applications for loans exclusively through the PFS sales force. During 1996, CCC converted 27 of its loan offices to servicing centers for the loan products sold through the PFS sales force. At December 31, 1996, the total loans outstanding generated from this program were $1.524 billion, or approximately 19% of CCC's total loans outstanding, as compared to $1.258 billion, or approximately 17%, at December 31, 1995 and $1.107 billion, or approximately 16%, at December 31, 1994. See "Life Insurance Services -- Primerica Financial Services."

          The average amount of cash advanced per real estate-secured loan made was approximately $35,800 in 1996, $26,300 in 1995 and $28,400 in 1994. The
average amount of cash advanced per personal loan made was approximately $4,250 in 1996 and $4,200 in each of 1995 and 1994. The average real estate-secured loan size increased in 1996 due to marketing initiatives that attracted customers for higher balance loans, particularly in first mortgage programs. The average annual yield for loans in 1996 was 15.24%, as compared to 15.64% in 1995 and 15.41% in 1994. The average annual yield for real estate-secured loans in 1996 was 12.13%, as compared to 12.33% in 1995 and 12.20% in 1994, and for personal loans it was 19.95% in 1996, as compared to 20.23% in 1995 and 20.20% in 1994. The average yield for real estate-secured loans has been affected by the normal run-off of older, higher yielding loans and growth in lower yielding, higher quality loans, while the average yield for personal loans has been affected by the industry trends associated with rising personal bankruptcies. Consumer Finance Services' average net interest margin for loans was 8.64% in 1996, 8.79% in 1995 and 8.76% in 1994.

          CCC's delinquency and charge-off rates reached historically low levels in 1994 and rose in 1995 and 1996, consistent with recent industry trends. This increase in delinquencies and charge-offs reflects a continued high level of personal bankruptcies, a national trend that shows no indication of reversing itself. See "-- Delinquent Receivables and Loss Experience."

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

          The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

                 Ratio of Receivables Delinquent 60 Days or More
                      to Gross Receivables Outstanding (1)

                                   Real
                                   Estate-
                      Personal     Secured     Credit      Sales       Total
As of December 31,    Loans        Loans       Cards       Finance     Consumer
------------------    -----        -----       -----       -------     --------
     1996             3.42%        1.50%       1.44%       2.27%        2.38%
     1995             2.89%        1.42%       1.40%       2.17%        2.14%
     1994             2.40%        1.48%       1.05%       1.79%        1.88%

----------
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.

          The following table sets forth the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the ratios shown give effect to all deferred origination costs.

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                   Real
                                   Estate-
     Year Ended       Personal     Secured     Credit      Sales       Total
     December 31,     Loans        Loans       Cards       Finance     Consumer
------------------    -----        -----       -----       -------     --------
     1996             5.46%        0.50%       2.75%       3.34%       2.91%
     1995             4.01%        0.64%       2.04%       2.46%       2.28%
     1994             3.50%        0.82%       1.83%       2.03%       2.08%

          The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables:

          Ratio of Allowance For Losses to Consumer Finance Receivables

                               As of December 31,
                               ------------------
                                 1996   2.97%
                                 1995   2.66%
                                 1994   2.64%

Credit-Related Insurance

          American Health and Life Insurance Company ("AHL"), a subsidiary of CCC, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from A.M. Best Company ("A.M. Best"), whose ratings may be revised or withdrawn at any time. At a minimum, credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL primarily include auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period. See "Life Insurance Services" for information concerning life insurance other than credit-related insurance.

          The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                   Consumer Finance Insurance Premiums Written
                                  (in millions)

                                                     Year Ended December 31,
                                                     -----------------------
                                                  1996       1995       1994
                                                  ----       ----       ----
Premiums written by AHL and its affiliates
   Writings for consumer finance:
           Credit life                            $ 42.7     $ 41.8     $ 43.3
           Credit disability and other              63.1       61.4       66.7
           Credit property and other                18.0        4.1        3.0
                                                  ------     ------     ------
                 Total                            $123.8     $107.3     $113.0
                                                  ======     ======     ======
Premiums written by other insurance companies
           Credit property and other              $ 42.9     $ 51.6     $ 52.8
                                                  ======     ======     ======

          Net premiums written began to increase in late 1996 compared to 1995 primarily due to growth in loan receivables. Net premiums written were relatively flat in early 1996 and 1995 compared to 1994 primarily due to slower growth in loan receivables.

Credit Card Services

          The Travelers Bank, a subsidiary of CCC, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). The Travelers Bank USA, another state-chartered bank subsidiary of CCC, is not subject to certain regulatory restrictions relating to cross-marketing activities to which The Travelers Bank is subject. See "-- Regulation." These banks generally limit their activities to credit card operations.

          The following table sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA.

                    Credit Cardholders and Total Outstandings
                           (outstandings in millions)

                                      As of, or for the year ended, December 31,
                                      ------------------------------------------
                                          1996           1995            1994
                                          ----           ----            ----
Approximate total credit cardholders    791,000         753,000        621,000
Approximate gold credit cardholders     642,000         615,000        519,000
Total outstandings                       $907.1          $761.8         $712.5
Average annual yield                      11.82%          12.51%         11.88%

          The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

          The banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1996, deposits of unaffiliated entities were $81.9 million, as compared to $97.9 million at December 31, 1995 and $73.3 million at December 31, 1994. The decrease in the average annual yield in 1996 primarily resulted from the offering of promotional rates in 1996 to encourage the transfer of credit card balances to the Company's banks.

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

Regulation

          Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. CCC's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. CCC's banks are also subject to the Community Reinvestment Act, which assesses the bank's record in helping to meet the credit needs of low and moderate income persons in such bank's delineated community, and the Fair Credit Reporting Act, which is aimed at ensuring the accuracy and fairness of the mechanism by which consumer credit and other information on consumers is assembled and evaluated. The Company believes that it complies in all material respects with applicable regulations. See "Insurance Services - General -- Regulation" at the end of the description of the Life Insurance Services segment for a discussion of the regulatory factors governing the insurance businesses of CCC.

          The Real Estate Settlement Procedures Act of 1974 ("RESPA") covers real estate loans secured by residential real estate. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.

          Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

                     PROPERTY & CASUALTY INSURANCE SERVICES

          This segment includes the operations of TAP and its subsidiary and affiliated property-casualty insurance companies, all of which are collectively referred to herein as "TAP." TAP provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. As described above, on April 2, 1996, TAP acquired Aetna P&C. The Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. See Notes 2 and 4 of Notes to Consolidated Financial Statements. For informational purposes, the premium and certain other operational information provided below includes Aetna P&C's businesses prior to the Acquisition.

Commercial Lines

          TAP is the third largest writer of commercial lines insurance in the United States based on 1995 direct written premiums published by A.M. Best, after giving effect to the Acquisition and recent industry consolidation. TAP's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses and individuals with commercial exposures; and Specialty Accounts, providing a variety of specialty coverages. TAP also has a dedicated group within Commercial Lines that serves the construction industry. TAP distributes its commercial products through approximately 4,600 brokers and independent agencies located throughout the United States.

          The commercial coverages marketed by TAP include workers' compensation, general liability (including product liability), commercial multi-peril, commercial automobile, property

(including fire and allied lines) and several other miscellaneous coverages. TAP also underwrites specialty coverages through three separate units, Travelers Specialty, Gulf Specialty and Bond Specialty, which have historically focused on unique risks that typically require specialized underwriting. Coverages offered by Travelers Specialty include general liability for selected product liability risks, medical malpractice and umbrella and excess liability. Coverages offered by Gulf Specialty include directors' and officers' liability and errors and omissions insurance for various professions, umbrella insurance, insurance for municipalities, hard to place coverages sold on an excess and surplus lines basis and fidelity and surety coverage. Coverages offered by Bond Specialty include fidelity and surety, fiduciary liability insurance, directors' and officers' and other professional liability insurance and other related coverages such as kidnap and ransom and mail insurance. In addition, TAP offers various risk management services, generally including claims settlement, loss control and engineering services, to businesses that choose to self-insure certain exposures, to state funds and insurance carriers that participate in state involuntary workers' compensation pools and to employers seeking to manage workers' compensation medical and disability costs. In 1996, Commercial Lines generated combined net written premiums of $4.7 billion and combined premium equivalents of $2.7 billion. As used herein, unless the context otherwise requires, "combined" refers to the operations of both Travelers P&C and Aetna P&C, without regard to the date of the Acquisition.

     Selected Product and Market Information

          The following table sets forth by product line and market net written premiums and premium equivalents for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table below, see "-- Product Lines" and "-- Principal Markets and Methods of Distribution," respectively.

          Over the past several years, National Accounts customers have moved increasingly from traditional insurance coverages to service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. The volume of business handled by TAP in servicing relationships is measured by "premium equivalents." Premium equivalents do not represent actual premium revenues. Premium equivalents are determined in the pricing process and represent TAP's estimates of premiums that its customers would have been charged under a fully insured arrangement, based on expected losses associated with non-risk-bearing components of each account.

          Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for TAP's combined businesses prior to such time is for informational purposes only.

              Combined Net Written Premiums and Premium Equivalents

                                                                                  Percentage of Total Net
                                                                                    Written Premiums and
                                              Year Ended December 31,                Premium Equivalents
                                          --------------------------------          Year Ended December 31,
                                          1996          1995          1994                  1996
                                          ----          ----          ----                  ----
                                                 (Dollars in millions)
Net written premiums by
product line:
   Workers' compensation                   $1,223       $1,312       $1,675                 16.5%
   General liability                          836          815          941                 11.3
   Commercial multi-peril                   1,223        1,188        1,119                 16.5
   Commercial automobile                      806          888          932                 10.9
   Property                                   342          457          441                  4.6
   Fidelity and surety                        215          233          209                  2.9
   Other                                       45          251          164                  0.7
                                           ------       ------       ------                 ----
      Net written premiums (1)             $4,690       $5,144       $5,481                 63.4%
      Premiums equivalents (2)              2,712        3,458        2,990                 36.6
                                           ------       ------       ------                 ----
      Total Commercial Lines               $7,402       $8,602       $8,471                100.0%
                                           ======       ======       ======                =====


                                                                                  Percentage of Total Net
                                                                                    Written Premiums and
                                              Year Ended December 31,                Premium Equivalents
                                          --------------------------------          Year Ended December 31,
                                          1996          1995          1994                  1996
                                          ----          ----          ----                  ----
                                                 (Dollars in millions)
Net written premiums and premium
equivalents by market:
   National Accounts                      $3,499        $4,550       $4,463                 47.3%
   Commercial Accounts                     1,812         1,962        2,159                 24.5
   Select Accounts                         1,412         1,466        1,293                 19.1
   Specialty Accounts                        679           624          556                  9.1
                                          ------        ------       ------                -----
      Total Commercial Lines (2)          $7,402        $8,602       $8,471                100.0%
                                          ======        ======       ======                =====


----------
(1) The decreases in net written premiums during the periods shown reflect the highly competitive marketplace and TAP's selective underwriting practices.
(2) Premium equivalents for the year ended December 31, 1994 are provided for Travelers P&C only. Historically, Aetna P&C did not track premium equivalents and such amounts are not available for that period. The decreases in premium equivalents during the periods shown reflect a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, TAP's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of customers.

     Product Lines

          TAP writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in TAP's Commercial Lines are as follows:

          Workers' Compensation provides coverage for employers' liability for injuries to employees under common law as well as the obligation of an employer under state or federal law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. In addition to the liability exposure that may arise under common law, there are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. Workers' compensation policies are often written in conjunction with other commercial policies. TAP offers two types of workers' compensation products: (i) insurance products, including guaranteed cost policies, in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience, and loss sensitive plans, including retrospectively rated policies, in which premiums are adjusted based on actual loss experience of the insured during the policy period, and large deductible plans, in which the customer bears the insurance risk up to its deductible amount, and (ii) service programs, which are generally sold to TAP's larger National Accounts, where TAP receives fees for providing loss prevention, risk management, claims administration and benefit administration services to organizations pursuant to service agreements. TAP also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. TAP emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market. Workers' compensation comprehensive claim and managed care cost containment services are integrated through TAP's claims management system to maximize cost savings on both service delivery and loss payout. For the year ended December 31, 1996, TAP's workers' compensation line generated $1.2 billion of combined net written premiums and $2.2 billion of combined premium equivalents.

          General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage for directors' and officers' liability arising in their official capacities, fiduciary liability for trustees and sponsors of pension, health and welfare and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, umbrella and excess insurance. For the year ended December 31, 1996, TAP's general liability line generated $836 million of combined net written premiums and $299 million of combined premium equivalents.

          Commercial Multi-Peril provides a combination of property and liability coverage for businesses and business property for damages such as that caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption.

It also insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. For the year ended December 31, 1996, TAP's commercial multi-peril line generated $1.2 billion of combined net written premiums.

          Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business. For the year ended December 31, 1996, TAP's commercial automobile line generated $806 million of combined net written premiums and $240 million of combined premium equivalents.

          Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures. For the year ended December 31, 1996, TAP's property line generated $342 million of combined net written premiums.

          Fidelity and Surety provides fidelity insurance coverage which protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement whereby the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of a third party. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. For the year ended December 31, 1996, TAP's fidelity and surety line generated $215 million of combined net written premiums.

          Other coverages include boiler and machinery insurance, which provides coverage for loss or damage resulting from the malfunction of boilers and machinery, as well as miscellaneous assumed reinsurance. For the year ended December 31, 1996, these other coverages generated $45 million of combined net written premiums.

     Principal Markets and Methods of Distribution

          Commercial Lines is organized into four marketing groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. TAP also has a dedicated group within Commercial Lines that serves the construction industry.

          TAP distributes its commercial products primarily through approximately 4,600 brokers and independent agencies located throughout the United States that are serviced by 99 field offices. TAP seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute TAP's products, TAP considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with TAP's operating and marketing plans. Once an agency or broker is appointed, TAP carefully monitors its performance.

     National Accounts

          National Accounts serves large companies, as well as employee groups, associations and franchises. National Accounts also includes TAP's alternative market business (the "Alternative Market"), which primarily covers workers' compensation products and services to voluntary and involuntary state pools. National Accounts customers typically generate annual direct written premiums and premium equivalents of over $1 million per account and generally select products under retrospectively rated plans, large self-insured retentions or some other loss-responsive arrangement. National Accounts programs involve both traditional insurance (risk transfer) and risk service (claims settlement, loss control and risk management). Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are marketed through national brokers and regional agents with offices throughout the United States. Based on combined net written premiums of $874 million and combined premium equivalents of $2.6 billion, National Accounts constituted approximately 47% of the Commercial Lines business in 1996.

          National Accounts customers often demand risk service programs where the ultimate cost is based on their own loss experience. Programs offered by TAP include claims settlement, loss control and risk management services and are generally offered in connection with a retrospectively rated insurance policy, a large deductible plan or a self-insured program. Workers' compensation accounted for approximately 76% of the products sold in 1996 to National Accounts customers, based on combined net written premiums and premium equivalents.

          The Alternative Market business of National Accounts sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. Since 1993, most state assigned workers' compensation risk plan contracts have been awarded through a formal state-by-state bid process. Contracts, which are generally for three-year terms, are awarded by state agencies based on quality of service and price. TAP has emerged as the largest workers' compensation assigned risk plan servicing insurer in the industry with approximately 28% share of the market in 1996. Assigned risk plan contracts generated approximately $456 million in combined premium equivalents in 1996 for TAP.

          TAP also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated combined net written premiums and premium equivalents of $89 million in 1996. National Accounts also participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

     Commercial Accounts

          Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts targets businesses with 75 to 1,000 employees that generate between $50,000 and $1 million in annual direct written premiums and premium equivalents. TAP offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products. TAP also offers retrospectively rated or large deductible programs to these customers. Based on combined net written premiums of $1.7 billion and combined premium equivalents of $87 million, Commercial Accounts constituted approximately 25% of the Commercial Lines business in 1996.

          Commercial Accounts targets certain industries in which TAP has claims, engineering and underwriting expertise and to which TAP has established dedicated operations. Industry segments include from the manufacturing sector: advanced technology, metal products, mineral products, plastic and rubber products manufacturing and wood products. Also targeted are colleges and universities, transportation, retail, financial, property management and the wholesale industry. TAP continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables TAP to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, and to link price to the individual exposure and to control risk. Instead of relying on rating bureaus to establish rates for products, TAP generally uses its proprietary data, which it has compiled from many years of data generated by its extensive underwriting and pricing experience. Accordingly, subject to applicable state insurance regulations, prices are derived from those proprietary rates and numerous variables that apply to specific risks. TAP believes that relying on extensive proprietary data to assess individual risk characteristics, rather than relying on data from industry rating bureaus, provides it with a competitive advantage in pricing and underwriting commercial risks. TAP uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, TAP's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs.

          Construction. TAP has established dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. TAP offers all product lines to midsize and national customers in the construction market, including both guaranteed cost and loss-responsive products, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable TAP to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their state's laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States.

     Select Accounts

          Select Accounts serves individuals who have commercial exposures and firms typically with one to 75 employees, typically generating up to $50,000 in annual direct written premiums per account. Products offered to Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell TAP's Commercial Accounts and Personal Lines products. Based on combined net written premiums of $1.4 billion, Select Accounts constituted approximately 19% of the Commercial Lines business in 1996.

          Personnel in TAP's field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. TAP utilizes a marketing and underwriting approach based on agency automation and defined underwriting criteria. Agency automation allows agents access to TAP's price quotation and policy issuance systems and enables agents to provide faster and more cost-effective service to customers with supervision and underwriting control. Agents that do not utilize the automated quotation and policy issuance systems work with TAP's sales and marketing representatives who have point of sale authority. Agents serving Select Accounts are given greater control and discretion over underwriting decisions, within predefined parameters, than brokers selling to larger accounts. Because underwriting criteria and pricing tend to be more standardized for smaller businesses, Select Accounts uses a standard industry classification (S.I.C.) based process to allow agents and field marketing representatives to make underwriting and pricing decisions within predetermined classifications. Business in other classes is subject to consultative review by in-house underwriters. TAP believes that its breadth of products, highly qualified field staff and its technology offer distinct competitive advantages.

     Specialty Accounts

          Specialty Accounts markets products to national, midsize and small customers, as well as individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. TAP's fast response time on underwriting decisions, industry expertise and quality service are important to maintaining relationships with Specialty Accounts insureds and producers. TAP believes that it has a competitive advantage with respect to many of these products based on its reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts. Based on combined net written premiums of $679 million, Specialty Accounts constituted approximately 9% of the Commercial Lines business in 1996.

          TAP has three separate marketing and underwriting groups within Specialty Accounts:

          Travelers Specialty provides a broad range of products targeting risks that do not fall within the underwriting guidelines of the other Commercial Lines segments and that require highly specialized underwriting. The core products include general liability for select product liability risks, umbrella and excess liability, medical malpractice, various types of professional liability, errors and omissions liability, primary and excess property, and various coverages that target the transportation industry.

          Gulf Specialty focuses on many non-traditional lines of business with a particular emphasis on the financial services market. Products include directors' and officers' liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for professionals and non-professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment industry and to municipalities and provides insurance products for other industry specific programs. In addition, Gulf Specialty has developed a book of excess and surplus lines business through its non-admitted company.

          Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond is organized around four broad customer segments: Financial Services, Construction, National Risk (customers with more than $500 million in revenues) and Commercial Risk (companies with less than $500 million in revenues and individuals). Bond's agency agreement with Executive Risk Management Associates ("ERMA"), a partnership owned by Executive Risk, Inc., was restructured effective January 1, 1997. The restructured agreement replaces the prior exclusive underwriter status of ERMA for directors' and officers' liability insurance written by Aetna Casualty with a non-exclusive agreement.

     Pricing and Underwriting

          Pricing levels for property and casualty insurance products by Commercial Lines are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. TAP's strategy emphasizes a profit-oriented approach rather than a premium volume or market share-oriented approach to underwriting. TAP's National Accounts business, which sells primarily risk management services and loss sensitive products, continues to be very competitive on price. Commercial Accounts and Select Accounts primarily sell guaranteed cost products.

          A significant portion of Commercial Lines business is written with retrospectively rated insurance policies as well as large deductible policies in which the ultimate cost of insurance for a given policy year is dependent on the loss experience of the insured. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the payment terms and long-term nature of the loss development reduces insurance risk, it introduces some additional credit risk. Receivables from holders of retrospectively rated and large deductible policies totaled approximately $755 million at December 31, 1996. Collateral, primarily letters of credit and, to a lesser extent, cash collateral, is generally requested for contracts that provide for deferred collection of ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

          Under certain workers' compensation insurance contracts with deductible features, TAP is obligated to pay the claimant the full amount of the claim. TAP is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1996, contractholder receivables and payables were approximately $1.8 billion.

          TAP has developed an underwriting methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. This approach utilizes proprietary data gathered and analyzed by TAP with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that TAP does not compromise its underwriting integrity. This process is linked with strong underwriting interaction and review at TAP's and agents' locations.

          TAP is also a member of and participates in the underwriting operations of insurance and reinsurance pools and associations, several of which make independent underwriting decisions on behalf of their members. These pools insure specialized risks such as exposures related to the aviation and nuclear power industries.

          TAP continually reviews its exposure to catastrophic losses and attempts to mitigate such exposure. See "Insurance Services - General -- Reinsurance." TAP uses sophisticated computer modeling techniques to assess underwriting risks and renewal of business in catastrophe-prone areas.

     Geographic Distribution

          The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of combined premium volume for the year ended December 31, 1996:

               State                                % of Total
               -----                                ----------
               New York                                13.5%
               California                               8.8
               Texas                                    5.9
               Massachusetts                            5.9
               Pennsylvania                             4.5
               Florida                                  4.5
               New Jersey                               4.1
               Illinois                                 4.0
               Connecticut                              3.7
               North Carolina                           3.1
               All Others (1)                          42.0
                                                     ------
               Total                                  100.0%
                                                     ======

----------
(1) No other single state accounted for 3.0% or more of the total combined direct written premiums written in 1996 by TAP.

Personal Lines

          TAP is the largest writer of personal lines insurance through independent agents and the seventh largest writer of personal lines insurance overall in the United States based on 1995 direct written premiums published by A.M. Best, after giving effect to the Acquisition and recent industry consolidation. In 1996, Personal Lines generated combined net written premiums of approximately $2.7 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

          Personal Lines distributes products primarily through approximately 5,000 independent agents located throughout the United States. TAP is also pursuing a number of initiatives to broaden its distribution of Personal Lines products, including targeted marketing to affinity groups, employee groups and other sponsoring organizations and establishing co-marketing arrangements with other insurers. In 1994, TAP began a pilot program to market personal automobile and homeowners insurance through the independent agents of Primerica Financial Services ("PFS"), a unit of Travelers Group. The product is sold under the name Secure-SM-, and the program has expanded to reach 37 states. Over 6,300 PFS agents were licensed to sell Secure-SM- products by the end of 1996, and approximately 5,000 new automobile and homeowners policies are now being sold through this program each month.

     Selected Product Information

          The following table sets forth by product line net written premiums for Personal Lines for the periods indicated. For a description of the product lines referred to in the table below, see "-- Product Lines."

          Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for TAP's combined businesses prior to such time is for informational purposes only.

                          Combined Net Written Premiums

                                                                                   Percentage of Total
                                                                                   Net Written Premiums
                                               Year Ended December 31,                  Year Ended
                                          --------------------------------              December 31,
                                          1996          1995          1994                  1996
                                          ----          ----          ----                  ----
                                                 (Dollars in millions)

Net written premiums by
product line:
   Personal automobile                    $1,851       $1,822        $1,969                 69.2%
   Homeowners and other                      824          721           773                 30.8
                                          ------       ------        ------                -----
      Total Personal Lines                $2,675       $2,543        $2,742                100.0%
                                          ======       ======        ======                =====


     Product Lines

          TAP writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 4.2 million policies in force at December 31, 1996. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

          Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. For the year ended December 31, 1996, TAP's personal automobile policies generated $1.9 billion of combined net written premiums.

          Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. TAP writes homeowners insurance for dwellings, condominiums, mobile homes and rental property contents. Other products include coverage for boats, personal articles such as jewelry, and umbrella liability protection. For the year ended December 31, 1996, TAP's homeowners and other policies generated $824 million of combined net written premiums.

     Principal Markets and Methods of Distribution

          Personal Lines products are distributed primarily through approximately 5,000 independent agents located throughout the United States, supported by a network of 23 field marketing offices and five customer service centers. The principal markets for Personal Lines insurance are in states along the East Coast, in the South, and in the Midwest. In the states of Florida, New Jersey and Massachusetts, TAP operates stand-alone domestic companies to enhance its competitive capability in these highly regulated markets. Separate business units within Personal Lines market to affinity groups and through the sales force of PFS.

          Insurance companies generally market personal automobile and homeowners insurance through one of two distribution systems: independent agents or direct writing. The independent agents that distribute TAP's Personal Lines products usually represent several unrelated property and casualty companies. In contrast, direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers may have relative to companies using independent agents, the direct writing companies have gradually expanded their market share in recent years.

          Personal Lines continues to focus on the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, TAP is pursuing a number of initiatives to broaden its distribution of Personal Lines products, including targeted marketing to affinity groups, employee groups and other sponsoring organizations and establishing co-marketing arrangements with other insurers. In 1994, TAP began writing personal automobile and homeowners insurance through the independent agents of PFS in order to broaden the distribution of its Personal Lines products. This program is now available in 37 states.

          In 1995, Aetna P&C entered into a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped geographically diversify the homeowners line of business. New business referrals began in July 1995 and, on January 1, 1996, Personal Lines began writing renewal policies. This marketing agreement provides for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

          TAP believes that its focus on service, including prompt and efficient claims handling, a high level of automation and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. In addition, TAP is leveraging its service, claims handling and automation experience in the expansion of its distribution channels through its PFS and affinity marketing initiatives.

     Pricing and Underwriting

          Pricing for personal automobile insurance is driven by changes in the relative frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining approval of the state regulatory authorities for indicated rate increases. Premiums charged for physical damage coverage reflect insured car values and, accordingly, premium levels are somewhat related to the volume of new car sales.

          Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners policies offer (but do not require) automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, earthquakes and tornadoes. The high level of catastrophe losses in recent years has resulted in a reduced availability of homeowners insurance and has led to higher prices for homeowners policies in some markets. In order to reduce its exposure to catastrophe losses, TAP has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in certain markets, tightened underwriting standards and implemented price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities. In California, TAP has introduced an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. TAP uses computer modeling techniques to assess its level of exposure to loss in catastrophe-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York and in California are subject to state-imposed restrictions, the general effect of which is to make it more difficult for an insurer to reduce exposures.

          Insurers writing property-casualty policies are generally unable to increase rates until some time after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states, including New York and Pennsylvania, require prior approval of rate increases.

          Underwriting of Personal Lines products is conducted primarily by independent agents. Agents underwrite Personal Lines policies under strict underwriting guidelines established and monitored by TAP. Each agent is assigned to a specific employee of TAP or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. TAP uses agency level management information to analyze and understand results and to identify problems and opportunities.

     Geographic Distribution

          The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of combined premium volume for the year ended December 31, 1996:

                  State                        % of Total
                  -----                        ----------
                  New York                        23.2%
                  Pennsylvania                     9.0
                  New Jersey                       8.6
                  Florida                          8.5
                  Texas                            8.3
                  Massachusetts                    6.9
                  Connecticut                      6.1
                  Virginia                         3.8
                  All others (1)                  25.6
                                                ------
                  Total                          100.0%
                                                ======

----------
(1) No other single state accounted for 3.0% or more of the total combined direct written premiums written in 1996 by TAP.

Claims Administration

          TAP employs approximately 8,900 claims employees located throughout the United States. These employees include telephone and road adjusters, appraisers, litigation specialists, staff attorneys, regional and home office management and support staff. TAP handles over 90% of its claims internally and employs external adjusters primarily where geographic location makes it impractical to use TAP's own adjusters. TAP has an investigative unit that handles claims that TAP suspects may be fraudulent. TAP also employs a staff of lawyers who are responsible for the management of TAP's claims litigation. TAP's claims handlers include professionals with the technical expertise necessary to deal with more complex coverage, liability and damage issues.

          In its handling of claims, TAP strives to balance customer expectations of service with its business objectives of effectively managing loss exposure and controlling claims expense. In an effort to resolve claims efficiently, TAP matches claims settlement authority to the ability of its claims personnel and matches its in-house expertise with the issues involved in the claim. TAP's workers' compensation claim adjudication process is being re-engineered to encompass a higher level of nursing/medical intervention, a more effective use of preferred provider networks to better manage medical and lost-time claims, and a renewed emphasis on prompt and thorough investigations.

          TAP's new Personal Lines claims workstation implemented in 1995 and workers' compensation claim workstation implemented in 1994 have improved the speed and quality of both Personal Lines and Commercial Lines claims service, and have helped loss payout performance. Use of technology such as VRUs (voice response units) has lowered the cost of settling claims and shortened the time to claim payment. The claim department also provides automated feedback from claim handlers to underwriters to help with risk assessment and accurate pricing information. Since the date of the Acquisition, significant progress has been made in converting all of TAP's claims processing to this technology. In Personal Lines, all new automobile and homeowners notices are now entered into TAP's claims database through the new workstation which provides access to data for both Aetna P&C and Travelers P&C sourced customers through one professional claim workstation. In Commercial Lines workers' compensation, all first reports of injury have been converted to the new telephone reporting system and a conversion of all open claims to utilize the new workstation is under way.

          The home office claims department periodically conducts internal file reviews of claims offices to monitor adherence to claims policies and procedures, the adequacy of case reserves, claims loss control, claims expense control, productivity and service standards. Regional claims management periodically audits sample files of claims representatives as part of their supervisory process.

          Environmental, asbestos and cumulative injury claims are segregated from other claims and are handled separately by TAP's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals. See "-- Environmental, Asbestos and Cumulative Injury Claims."

Reserves

          Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. TAP establishes reserves by line of business, coverage and year.

          The process of estimating claim reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. TAP continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. TAP reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, TAP takes into account estimated recoveries for reinsurance, salvage and subrogation.

          TAP derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of claims development by accident year for each line of business and market segment. Similarly, TAP derives estimates of unpaid claim adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of claim adjustment expenses to losses for each line of business and market segment. For a description of TAP's reserving methods for environmental and asbestos claims, see "-- Environmental, Asbestos and Cumulative Injury Claims."

          Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1996, 1995 and 1994 the combined amounts of discount for TAP were $1.012 billion, $1.206 billion and $1.120 billion, respectively.

          For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 11 of Notes to Consolidated Financial Statements.

          The following table sets forth the year-end reserves from 1986 through 1996 and the subsequent changes in those reserves, presented on a combined basis for Travelers P&C and Aetna P&C. The data in the table are presented in accordance with reporting requirements of the Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1986-1996 year-end reserves and the subsequent changes in those reserves.

          For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1986 included $4 million for a loss that is finally settled in 1996 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1986-1995 shown in the following table.

          Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1986-1996 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and cumulative injury claims. In the post-1984 period, TAP has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "-- Environmental, Asbestos and Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

          Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a significant portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. Increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies but are not reflected in the following table. Retrospective rating is particularly significant for National Accounts business for workers' compensation, and to a lesser extent in general liability and commercial automobile coverages. This mechanism affords TAP a significant financial protection against adverse development on a large block of net reserves.

          Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table.

          The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of TAP filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $14 million, $(7) million and $(26) million for the years 1996, 1995 and 1994, respectively.



                                                                             Year Ended December 31,
                                             1986    1987    1988    1989    1990    1991    1992    1993    1994    1995   1996
                                           ---------------------------------------------------------------------------------------
                                                                           (Dollars in millions)

Reserves for claims and claim adjustment
  expenses originally estimated:           $14,076 $16,241 $17,851 $19,401 $20,182 $20,694 $21,454 $21,223 $21,272 $21,675 $21,816
Cumulative amounts paid as of:
One year later                               4,006   4,914   5,263   5,480   5,476   5,080   5,064   4,609   4,415   3,887
Two years later                              6,963   8,152   8,553   8,949   9,020   8,639   8,363   7,812   7,190
Three years later                            9,218  10,407  10,911  11,447  11,660  11,100  10,887   9,949
Four years later                            10,779  12,036  12,643  13,390  13,450  13,097  12,586
Five years later                            11,941  13,273  14,064  14,717  14,986  14,430
Six years later                             12,868  14,370  15,051  15,964  16,058
Seven years later                           13,745  15,129  16,031  16,815
Eight years later                           14,373  15,963  16,751
Nine years later                            15,117  16,598
Ten years later                             15,683

Reserves re-estimated as of:
One year later                              14,443  16,780  18,204  19,629  20,358  21,178  21,645  21,458  22,101  22,095
Two years later                             15,173  17,268  18,589  19,908  21,087  21,704  22,087  22,567  22,522
Three years later                           15,738  17,696  19,056  20,676  21,820  22,397  23,303  23,031
Four years later                            16,278  18,210  19,795  21,459  22,728  23,731  24,004
Five years later                            16,755  18,967  20,595  22,501  24,133  24,547
Six years later                             17,501  19,737  21,641  23,964  24,960
Seven years later                           18,312  20,788  23,069  24,790
Eight years later                           19,328  22,206  23,865
Nine years later                            20,770  22,946
Ten years later                             21,388

Cumulative deficiency                        7,312   6,705   6,014   5,389   4,778   3,853   2,550   1,808   1,250     420

Gross liability--end of year                                                                                       $30,657 $29,967
Reinsurance and deductible recoverables                                                                              8,982   8,151
                                                                                                                   ---------------

Net liability--end of year                                                                                         $21,675 $21,816
                                                                                                                   ===============

Gross reestimated liability--latest                                                                                $30,656
Reestimated reinsurance and deductible
   recoverables--latest
                                                                                                                     8,561
                                                                                                                   -------
Net reestimated liability--latest                                                                                  $22,095
                                                                                                                   =======

Gross cumulative deficiency (redundancy)                                                                              $(1)
                                                                                                                   =======

Statutory Combined Ratio and Other Information

          The following table sets forth the statutory loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the Company.

          The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income (e.g., service fee income) or expenses are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time, such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period. Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

          The ratios shown in the table below are computed based upon statutory accounting practices, not GAAP. For information on GAAP combined ratios, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            Statutory Combined Ratios

                                               Year Ended December 31,
                                        ------------------------------------
                                          1996          1995          1994
                                        --------      --------      --------
Commercial Lines:
   Loss and LAE ratio                     95.6%         80.6%        100.0%
   Underwriting expense ratio             32.5          24.4          24.7
   Combined ratio before
      policyholder dividends             128.1 (1)     105.0         124.7 (2)
   Combined ratio                        128.8         106.3         123.0
Personal Lines:
   Loss and LAE ratio                     68.7          74.5          71.0
   Underwriting expense ratio             28.9          29.9          29.4
   Combined ratio                         97.6 (3)     104.4         100.4
Total:
   Loss and LAE ratio                     85.2          78.2          88.7
   Underwriting expense ratio             31.2          26.4          26.5
   Combined ratio before
      policyholder dividends             116.4         104.6         115.2
   Combined ratio                        116.9         105.4         114.1

----------
(1) Includes the effect of charges associated with the Acquisition and also includes statutory charges made to conform accounting policies and TAP strategies in connection with the Acquisition (but not for GAAP reporting purposes due to purchase accounting). The combined ratio excluding such charges was 109.3%.
(2) Includes statutory reserve increases for environmental claims and a reduction of ceded reinsurance balance amounting to $225 million by TAP. The combined ratio excluding this item was 114.2%.
(3) Includes the effect of TAP's review of reserves associated with the Acquisition. The combined ratio excluding this item was 100.1%.

     The following table sets forth information regarding the premium to surplus ratios of TAP. For informational purposes only, the table includes Aetna P&C for all periods presented.

           Schedule of Premium to Surplus Ratios (Statutory Basis)(1)

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1996        1995        1994
                                               --------    --------    ---------
                                                      (Dollars in millions)

Net written premiums                            $7,343      $7,701       $7,981
Capital and surplus                              5,423       5,231        4,659
Ratio of net written premiums to capital
   and surplus                                    1.35x       1.47x        1.71x

----------
(1)  Including accident and health business.

Environmental, Asbestos and Cumulative Injury Claims

          Environmental, asbestos and cumulative injury claims are segregated from other claims and are handled separately by TAP's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals.

     Environmental Claims

          As a result of various state and federal regulatory efforts aimed at environmental remediation, the insurance industry has been, and continues to be, involved in extensive litigation involving policy coverage and liability issues. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") was first enacted in 1980, and significantly expanded in 1984. CERCLA enables private parties and the federal and state governments to take action with respect to releases and threatened releases of hazardous substances and to recover their response costs from certain liable parties or such parties may be ordered to undertake remedial action directly. Liability under CERCLA may be joint and several with other responsible persons. In addition to the regulatory pressures, TAP believes that certain court decisions have expanded insurance coverage beyond the original intent of the insurers and insureds, frequently involving policies that were issued prior to the mid-1970s. The results of court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

          TAP continues to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. These claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and TAP does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. TAP's review and investigation of environmental claims includes an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar claims. In addition, the unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, such as: the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between TAP and the insured; the identification of other insurers; the potential coverage available, if any; the number of years of coverage, if any; the obligation to provide a defense to insureds, if any; and the applicable law in each jurisdiction.

          TAP's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of TAP's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and TAP's experience in resolving such claims. Environmental loss and loss expense reserves of TAP at December 31, 1996 were $1.242 billion, net of reinsurance of $127 million. Approximately 12% of such loss and loss expense reserves (i.e., approximately $146 million) were case reserves for resolved claims. The balance, approximately 88% of the net aggregate reserve (i.e., approximately $1.096 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which TAP has not received any specific claims.

          The duration of TAP's investigation and review of such claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to TAP, varies significantly and is dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and TAP and the willingness of the insured and TAP to negotiate, if appropriate, a resolution of any dispute between them pertaining to such claims. Since the foregoing factors vary from claim to claim and insured by insured, TAP cannot provide a meaningful average of the duration of an environmental claim. However, based upon TAP's experience in resolving such claims, the duration may vary from months to several years.

          The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for environmental claims, Travelers P&C establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. Similarly, if one hundred claimants file a lawsuit against ten policyholders alleging injury as a result of the discharge of wastes or pollutants, one thousand claims would be established. Travelers P&C adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

          As of December 31, 1996, Travelers P&C had approximately 30,800 pending environmental-related claims tendered by 664 active policyholders. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants. In 1996, the pending inventory increased by approximately 20,000 claims as a result of several lawsuits being filed in the states of Louisiana and Texas. These lawsuits, filed against one or more policyholders of Travelers P&C, allege that the plaintiffs were injured or damaged as a result of either alleged waste disposal or the alleged release of deleterious substances from ongoing business operations which have taken place near the plaintiffs' residences. Claims of this nature have historically been considered in the level of TAP's environmental reserves. To date, in total Travelers P&C has resolved environmental-related claims on behalf of 1,628 policyholders.

          TAP is preparing a claims system conversion which when completed will apply Travelers P&C's method of establishing claim files to Aetna P&C's environmental-related claims. TAP anticipates that this process should be completed in 1997. As of December 31, 1996, Aetna P&C had pending environmental-related claims tendered by approximately 948 active policyholders. Approximately 129 of these 948 active policyholders are also included in the 664 active Travelers P&C policyholders. Aetna P&C's policyholders, like those of Travelers P&C, have tendered both EPA-type claims and individual claims alleging injury or damage as a result of the discharge of wastes or pollutants. To date, Aetna P&C has resolved environmental-related claims on behalf of 1,870 policyholders.

          To date, TAP generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. In addition, with respect to settlement of many of the environmental claims, the agreement between TAP and the insured extinguishes any obligation TAP may have under any policy issued to the insured for future environmental liabilities risks. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability risks. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect TAP. TAP's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

     Asbestos Claims

          In the area of asbestos claims, TAP believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to the 1980s. TAP continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and TAP does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage.

          Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. In addition, various insurers, including TAP, remain defendants in an action brought in Philadelphia regarding potential consolidation and resolution of future asbestos bodily injury claims.

          In summary, various classes of asbestos defendants, such as major product manufacturers, peripheral and regional product defendants as well as premises owners, are tendering asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, TAP evaluates those issues on an insured-by-insured basis.

          TAP's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by TAP on behalf of its insureds have also precluded TAP from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future. Based upon TAP's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

          At December 31, 1996, asbestos claims reserves of TAP were $1.073 billion, net of reinsurance of $370 million. Approximately 25% of the net aggregate reserve (i.e., approximately $263 million) is for pending asbestos claims. The balance, approximately 75% (i.e., approximately $810 million), of the net asbestos reserves represents incurred but not yet reported losses for which TAP has not received any specific claims.

     Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

          It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

          For environmental claims, TAP estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying claims. The unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, as discussed above.

          The following factors are evaluated in projecting the ultimate reserve for asbestos-related claims: available insurance coverage; limits and deductibles; an analysis of each policyholder's potential liability; jurisdictional involvement; past and projected future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance, and applicable coverage defenses, if any. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for a policyholder by policy year, a ceded projection is calculated based on any applicable facultative and treaty reinsurance. In addition, a similar review is conducted for asbestos property damage claims. However, due to the relatively minor claim volume, these reserves have remained at a constant level.

          As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1996 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the environment surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     Cumulative Injury Other Than Asbestos

          Cumulative injury other than asbestos ("CIOTA") claims are generally submitted to TAP under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. Such potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

          Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, and assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, TAP must review the number of policies issued by TAP to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

          To the extent disputes exist between TAP and a policyholder regarding the coverage available for CIOTA claims, TAP resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Generally, the terms of a settlement agreement set forth the nature of TAP's participation in resolving CIOTA claims, the scope of coverage to be provided by TAP and contain the appropriate indemnities and hold harmless provisions to protect TAP. These settlements generally eliminate uncertainties for TAP regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. TAP's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of TAP's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

          Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claim approach and resolution between TAP and Aetna P&C regarding CIOTA claims.

          During the second quarter, TAP completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using TAP's approach as described above. Based on the results of that review, TAP's general liability insurance reserves were increased $360 million, net of reinsurance ($234 million after tax).

          At December 31, 1996, CIOTA claims reserves of TAP were $1.114 billion, net of reinsurance of $446 million. Approximately 19% of the net aggregate reserve (i.e., approximately $215 million) is for pending CIOTA claims. The balance, approximately 81%

(i.e., approximately $899 million), of the net CIOTA reserves represents incurred but not yet reported losses for which TAP has not received any specific claims.

Insurance Pools

          Most of TAP's insurance subsidiaries are members of one of three separate intercompany property and casualty reinsurance pooling arrangements: the Travelers Indemnity pool, the Aetna Insurance pool and the Gulf pool. Each of these insurance pools permits the participating companies to rely on the capacity of the entire pool rather than on its own capital and surplus. Under the arrangements of each insurance pool, the members share substantially all insurance business that is written and prorate the combined premiums, losses and expenses.

Competition and Regulation

          For a description of competition and regulation relating to the Company's property and casualty insurance business, see "Insurance Services - General" at the end of the description of the Life Insurance Services segment.

Investments

          For information on the investment portfolios of the Company's property and casualty insurance business, see "Insurance Services - General" at the end of the description of the Life Insurance Services segment.

                             LIFE INSURANCE SERVICES

          The Company's Life Insurance Services segment includes the operations of The Travelers Insurance Company ("TIC"), which was incorporated in 1863, The Travelers Life and Annuity Company ("TLAC"), Transport Life Insurance Company ("Transport Life") and its affiliates through the end of the third quarter of 1995 (collectively, "Travelers Life and Annuity") and the Primerica Financial Services group of companies ("PFS"), including Primerica Life Insurance Company ("Primerica Life"). On September 29, 1995, the Company distributed all of the outstanding shares of common stock of Transport Holdings Inc., the indirect parent of Transport Life, to the Company's stockholders. With $43.0 billion of assets at December 31, 1996, the Company believes that TIC, TLAC and Primerica Life together constitute one of the largest stock life insurance groups in the United States as measured by assets. For information concerning the Company's credit-related insurance businesses, see "Consumer Finance Services."

Primerica Financial Services

     Principal Markets and Methods of Distribution

          The business operations of PFS involve the sale of insurance, mutual funds and other financial products, and consist of an affiliated group of companies engaged in (i) the underwriting and administration of individual term life insurance throughout the United States and in Canada and (ii) securities brokerage, consisting primarily of mutual fund sales. The PFS sales force, composed of more than 86,000 independent agents, primarily markets term life insurance of Primerica Life and certain other products of subsidiaries of the Company, including certain loans offered by the Company's consumer finance subsidiaries and other products approved by the Company. The domestic PFS sales force also sells certain property-casualty insurance products of TAP and mutual funds offered by Smith Barney. Because the great majority of the domestic licensed sales force works on a part-time basis, a substantial portion of the sales force is inactive from time to time.

          Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company ("NBL"), primarily offer individual term life insurance. NBL provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands.

          For information concerning PFS Investments Inc. ("PFS Investments"), see "-- Mutual Funds and Asset Management."

          Premium revenues, net of reinsurance, for PFS for the years ended December 31, 1996, 1995 and 1994 were $1.030 billion, $1.012 billion and $962 million, respectively. The increase in premium revenues in recent years is primarily attributable to the retention of in force business and the increase in average premium per new policy sold. See "Insurance Services - General -- Reinsurance" for a discussion of reinsurance.

     Life Insurance in Force

          The following table provides a reconciliation of beginning and ending life insurance in force for Primerica Life and subsidiaries, and related statistical data for 1994-1996.

                    (in millions of dollars, except as noted)

                                                  Year Ended December 31,
                                         --------------------------------------
                                            1996           1995           1994
                                            ----           ----           ----
In force beginning of year               $  348,169    $  334,972    $  317,403

Additions                                    52,039        53,045        57,389

Terminations(1)                            (40,330)      (39,848)       (39,820)
                                          ---------      --------       --------

In force end of year                     $  359,878    $   348,169   $  334,972
                                          =========     ==========    =========

The amounts in force at end of
   year are before reinsurance ceded
      in the following amounts           $  134,330     $  117,647   $   94,930
                                          =========      =========    =========

At end of year:
   Number of policies in force
       PFS                                2,141,800      2,115,600    2,075,600
       NBL other individual lines           418,437        398,988      396,717

   Average size of policy
     in force (in dollars)
      PFS                                $  164,694     $  161,125   $  157,739
      NBL other individual lines             17,055         18,154       19,078

----------
(1)  Includes terminations due to death, surrenders and lapses.

          AIDS-related claims, net of reinsurance, as a percentage of total net life claims paid by Primerica Life in 1996, 1995 and 1994, were 5.9%, 7.1% and 7.1%, respectively. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

     Mutual Funds and Asset Management

          PFS Investments is a registered broker-dealer through which the PFS sales force markets mutual funds and variable annuities. For the years ended December 31, 1996, 1995 and 1994, PFS' total mutual fund sales were $2.327 billion, $1.551 billion and $1.622 billion, respectively. The PFS sales force began marketing Smith Barney mutual funds through a separate distribution arrangement with PFS Distributors, Inc. in mid-1995 and in March 1996 began selling The Concert Series-SM-. The Concert Series-SM- is a group of mutual funds that invests in various Smith Barney mutual funds instead of directly in stocks, bonds or other securities. Sales of Smith Barney mutual funds accounted for approximately 24% and 2%, respectively, of PFS' total mutual fund sales in 1996 and 1995. At December 31, 1996, approximately 27,500 independent agent members of the PFS sales force (including approximately 2,600 licensed in Canada only) were also independent registered securities representatives of PFS Investments and/or PFSL Investments Canada Ltd.

          PFS Investments is also the exclusive retail distributor of the Common Sense-R- Trust mutual funds,(1) and certain of the Company's subsidiaries provide underwriting, transfer agency and custodial services to these funds. Sales of shares of the Common Sense-R- Trust funds accounted for approximately 27%, 39% and 42%, respectively, of total mutual funds sales by PFS for 1996, 1995 and 1994. In December 1994, the Company sold American Capital Management & Research, Inc., a mutual fund company and the co-sponsor of the Common Sense-R-Trust funds, to The Van Kampen Merritt Companies, Inc. ("VKM") and purchased an equity interest in VKM's parent company. In October 1996, VKM's parent was sold, and in connection with such sale, the Company sold its equity interest in that company.

Travelers Life and Annuity

     Principal Products

          Travelers Life and Annuity offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. Travelers Life and Annuity views market specialization and distribution diversification as critical components of profitability. It has updated its individual product portfolio to include a range of competitively priced fixed and variable annuity, term, universal and variable life and long-term care insurance products for its customers.

          Individual accumulation fixed and variable annuities, group annuities and pension plan products are used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts which offer various investment options. Individual payout annuities are used for structuring settlements of certain indemnity claims and making other payments to policyholders over a period of time.

          Guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings

----------
(1) Common Sense is a registered trademark of Van Kampen/American Capital Asset Management, Inc. ("VK/ACAM").

plans. Group annuities purchased by employer sponsored plans fulfill retirement obligations to individual employees.

          Individual life insurance provides protection against financial loss due to death. Life insurance is also used to meet estate, business planning and retirement needs.

          Long-term care insurance provides income and asset protection against the high costs of care associated with home health, assisted living and nursing home care. Travelers Life and Annuity ceased writing disability income insurance in the first quarter of 1995.

          The following table sets forth written premiums, net of reinsurance, and deposits for the Travelers Life and Annuity unit.

                              Premiums and Deposits
                                  (in millions)

                                                     Year Ended December 31,
                                                  ---------------------------
                                                    1996      1995       1994
                                                    ----      ----       ----
Premiums
  Individual life                                  $  122    $  124    $  124
  Long-term care                                      128        88        61
  Individual accident and health(1)                    24       200       273
  Payout annuities                                     76        90        92
                                                    -----     -----     -----
   Total premiums                                     350       502       550
                                                    -----     -----     -----
Deposits
  Universal life insurance                            169       149       162
  Annuities
   Individual fixed accumulation                      621       692       569
   Individual variable accumulation(2)              1,370       956       693
   Individual payout                                   44        38        26
  Guaranteed investment contracts(3)                  764       681       347
  Group separate accounts and managed funds(4)        276       362       747
  Other fixed funds                                   186       115       119
  Corporate-owned life insurance(5)                    30        91         -
                                                    -----     -----     -----
   Total deposits                                   3,460     3,084     2,663
                                                    -----     -----     -----
   Total premiums and deposits                     $3,810    $3,586    $3,213
                                                    =====     =====     =====


----------
(1) The declines in 1995 and 1996 reflect the Company's distribution of Transport Holdings Inc., the indirect parent of Transport Life Insurance Company, to the Company's stockholders in September 1995.
(2) The increase in individual variable accumulation deposits reflects successful introduction of variable annuities in the Smith Barney distribution network and other distribution initiatives.
(3) In 1994, TIC adopted a more selective approach to issuing new contracts. The 1996 and 1995 increases reflect successful implementation of the new strategy with both existing and new customers, and also was helped by ratings upgrades during those years.
(4) The 1996, 1995 and 1994 deposits include $146 million, $200 million and $512 million, respectively, of deposits relating to the transfer in house of pension fund assets previously managed externally.

(5) TIC is not currently marketing corporate owned life insurance. 1996 and 1995 deposits are attributable to contracts previously issued by the Company's Managed Care and Employee Benefits Operations ("MCEBO") (which were sold in 1995) and transferred to Travelers Life and Annuity effective January 1, 1995. For 1994, the premiums and deposits on this business were $187 million and were reported in the Company's MCEBO unit.

          For information about reinsurance, see "Insurance Services - General -- Reinsurance."

     Principal Markets and Methods of Distribution

          TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands. TLAC is licensed to sell and market life and annuity products in 43 states and the District of Columbia.

          Individual products are primarily marketed through The Copeland Companies ("Copeland"), an indirect wholly owned subsidiary of TIC, Smith Barney Financial Consultants and a core group of approximately 500 independent agencies. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace, and accounted for approximately 39% of total individual deferred annuity production in 1996 and 1995. Smith Barney's Financial Consultants distribute Travelers Life and Annuity's non-qualified deferred annuities and individual life and long-term care products. Smith Barney's share of Travelers Life and Annuity's total individual deferred annuity production increased from 33% in 1995 to 38% in 1996. The core group of over 500 professional life insurance agencies sold the majority of the individual life and long term care business in 1996 and 1995 and accounted for 23% and 27%, respectively, of individual annuity premiums and deposits. Tower Square Securities, Inc. ("Tower Square Securities"), a wholly owned subsidiary of TIC, is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent agents of TIC.

          TIC has also begun expanding the sale of its individual life and long-term care products through other distribution networks. To accomplish this, TIC has entered into strategic alliances with a select number of established producers. In 1996, TIC acquired Travelers Net Plus, a long-term care specialty distributor that markets primarily through targeted direct mailing. TIC also formed TowerMark, a joint venture focused on recruiting and supporting agencies serving high-end estate planning customers.

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

     Life Insurance in Force

          The following table provides a reconciliation of beginning and ending Travelers Life and Annuity life insurance in force and related statistical data on a statutory basis for 1994 through 1996.

                    (in millions of dollars, except as noted)

                                                   Year Ended December 31,
                                           ------------------------------------
                                               1996         1995         1994
                                               ----         ----         ----
In force beginning of year                  $ 49,179      $ 48,998     $ 44,909

Additions(1)                                   6,566         6,153        9,265

Terminations(2)                              (5,336)       (5,972)      (5,176)
                                             -------       -------      -------

In force end of year                        $ 50,409      $ 49,179     $ 48,998
                                             =======       =======      =======

The amounts in force at end of
   year are before reinsurance ceded
   in the following amounts                 $ 19,474      $ 16,806     $  6,575
                                             =======       =======      =======

At end of year:
   Number of policies in force(1) (3)        545,682       563,286      606,089
   Average size of policy
     in force (in dollars)                  $ 92,371      $ 87,307     $ 80,843

----------
(1) The 1995 decline reflects the de-emphasis of sales of certain lower-margin life insurance products.
(2) Includes terminations due to death, surrenders and lapses. 1995 terminations also include policy terminations attributable to the distribution of Transport Holdings Inc. to the Company's stockholders.
(3) The decline in 1996 and 1995 reflects the gradual run-off of old whole life policies written several years ago at relatively low levels of per policy insurance coverage. This was particularly offset by the sale of term and universal life policies with significantly higher levels of insurance coverage.

     Insurance Reserves and Contractholder Funds

          As life, long-term care and disability income insurance and annuity premiums are received, Travelers Life and Annuity establishes policy benefit reserves that reflect the present value of expected future obligations, net of the present value of expected future net premiums. These reserves generally reflect long-term fixed obligations to policyholders and are based on assumptions as to interest rates, future mortality, morbidity, persistency and expenses, with provision for adverse deviation. Policy benefit reserves, which give appropriate recognition to reinsurance, are established based on factors derived from past experience.

          Contractholder funds arise from the issuance of individual life contracts that include an identifiable investment component, individual deferred annuities and certain individual payout annuity contracts. Contractholder funds generally are equal to deposits received and interest credited less withdrawals, mortality charges and administrative expenses. Contractholder funds also include receipts from the issuance of pension investment contracts.

          AIDS-related claims paid by Travelers Life and Annuity in 1996, 1995 and 1994 were 3.4%, 1.6% and 2.1%, respectively, as a percentage of total life claims paid, and 0.4%, 0.3% and 1.5%, respectively, as a percentage of total health claims paid. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

Competition and Regulation

          For a description of competition and regulation relating to the Company's life insurance businesses, see "Insurance Services - General."

Investments

          For information on the investment portfolios of the Company's life insurance businesses, see "Insurance Services - General."

                          INSURANCE SERVICES - GENERAL

Ratings

          Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

          The following table summarizes the current claims-paying and financial strength ratings of the Company's subsidiaries, including Aetna Casualty and Surety Company of America ("Aetna C&S of America"), and insurance pools by A.M. Best, Duff & Phelps

Corp., Moody's Investor's Service Inc. and Standard & Poor's Ratings Group. The table also presents the position of each rating in the applicable agency's rating scale.

                                                                                             Moody's
                                       A.M. Best                  Duff &                     Investor's           Standard
                                       Company                    Phelps Corp.               Service Inc.         & Poor's
                                       -------                    ------------               ------------         --------
TIC                                    A  (3rd of 15)             AA- (4th of 18)            A1 (5th of 19)       AA- (4th of 18)
TLAC                                   A  (3rd of 15)             AA- (4th of 18)            A1 (5th of 19)       AA- (4th of 18)
Primerica Life                         A  (3rd of 15)             AA  (3rd of 18)            Aa3 (4th of 19)      AA  (3rd of 18)

Travelers Indemnity pool(1)            A  (3rd of 15)             AA- (4th of 18)            A1 (5th of 19)       A+ (5th of 18)
Aetna Insurance pool(2)                A- (4th of 15)             A+ (5th of 18)             A1 (5th of 19)       A+ (5th of 18)
Gulf pool(3)                           A+(2nd of 15)               -                            -                 AA (3rd of 18)
Aetna C&S of America                   A  (3rd of 15)             A+ (5th of 18)             A1 (5th of 19)       A+ (5th of 18)

------------------------------
(1) The Travelers Indemnity Pool consists of The Travelers Indemnity Company, The Phoenix Insurance Company, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Missouri, The Travelers Indemnity Company of Illinois, TravCo Insurance Company and The Travelers Home and Marine Insurance Company.
(2) The Aetna Insurance Pool consists of The Aetna Casualty and Surety Company, The Standard Fire Insurance Company, Aetna Casualty & Surety Company of Illinois, The Farmington Casualty Company, The Automobile Insurance Company of Hartford, Connecticut, Aetna Casualty Company of Connecticut, Aetna Commercial Insurance Company, Aetna Insurance Company, Aetna Insurance Company of Illinois and Aetna Personal Security Insurance Company.
(3) The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company, Atlantic Insurance Company and Gulf Group Lloyds.

Reinsurance

     The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect surplus. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance is subject to collectibility in all cases and to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 12 of Notes to Consolidated Financial Statements.

     Property and Casualty Insurance

     TAP utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses. TAP utilizes the following types of reinsurance: (i) facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated; (ii) treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and
(iii) catastrophe reinsurance, in which the ceding company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

     TAP's top five reinsurers, except Lloyd's of London ("Lloyd's") (which is not rated), are rated "A" or higher by A.M. Best. The ratings and reinsurance recoverable at December 31, 1996 follow (in millions):

                                   Reinsurance
          Reinsurer                Recoverable     A.M. Best Rating of Reinsurer
--------------------------------------------------------------------------------
General Reinsurance Corporation      $ 483         A++ highest of 15 ratings

American Re-Insurance Company          262         A+  2nd highest of 15 ratings

Executive Risk Indemnity Inc.          193         A   3rd highest of 15 ratings

Employers Reinsurance Corporation       96         A++ highest of 15 ratings

NAC Reinsurance Corporation             75         A   3rd highest of 15 ratings

     As of December 31, 1996, TAP had ceded to Lloyd's and General Reinsurance Corporation, two reinsurers with which TAP does the most business, approximately $488 million and $483 million, respectively, of insurance losses and loss adjustment expenses. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993. The Company is in arbitration with underwriters at Lloyd's in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims that constitute a portion of the total reinsurance recoverable referred to above. The dispute involves the ability of the Company to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties. See Item 3, "Legal Proceedings."

     The outcome of the arbitration referred to above is uncertain and the impact, if any, on collectibility of amounts recoverable by TAP from Lloyd's cannot be quantified at this time. The Company believes that it is not likely that the outcome could have a material adverse effect on the Company's operating results, financial condition or liquidity.

     TAP participates in pools with other insurers to provide capacity for unique and high-valued risks such as exposures related to the aviation and nuclear power industries. TAP's maximum net exposure to this type of business at December 31, 1996 was $29 million per risk. For policies written on or after January 1, 1997, the exposure was reduced to $15 million per risk.

     At December 31, 1996, TAP had $9.7 billion in reinsurance recoverables. Of this amount, $4.2 billion is for pools and associations which relate primarily to workers' compensation service business and have the strength of the participating insurance companies on a joint basis supporting these cessions. Of the remaining $5.5 billion ceded to reinsurers at December 31, 1996, $497 million was environmental and asbestos-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31,

1996, $465 million was collateralized by letters of credit against the asset. The descriptions below relate to reinsurance arrangements of TAP in effect at January 1, 1997.

     Net Retention Policy. Currently, for third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Select Accounts and Construction limit the net retention to a maximum of $4 million per insured, per occurrence. For Travelers Specialty, the reinsurance agreements for third-party liability, including professional and healthcare liability, limit TAP's net retention to a maximum of $4 million per policy, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to $4 million for any line of business. For commercial property insurance, there is a $5 million maximum retention per insured with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Select Accounts, Construction, Travelers Specialty and some segments of Alternative Markets covers 100% of each loss between $2 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to TAP are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. The reinsurance agreements in place for Personal Lines property policies covers 100% of each loss between $1 million and $6 million. For surety protection, Bond has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. In addition, Bond's accident year results are protected by an aggregate excess of loss treaty that provides 93.85% of approximately $52 million of reinsurance coverage in excess of a $119 million retention.

     Catastrophe Reinsurance. TAP utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 75% of total losses between $250 million and $650 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 75% of losses between $250 million and $650 million.

     For commercial property insurance sold through Commercial Accounts, Select Accounts, Construction and certain National Accounts, 10% of all losses are reinsured in 1997, subject to an occurrence limitation of $275 million. For Personal Lines homeowners insurance, in 1997, 25% of losses in states along the East Coast are reinsured up to a maximum recovery of $180 million per occurrence. The covered territory of this Homeowners Quota Share includes Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware, Maryland, Virginia, North Carolina, South Carolina, Georgia, Florida and Washington, D.C.

     Reinsurance Fund

     TAP also participates in the Florida Hurricane Catastrophe Fund ("FHCF"), which is a state-mandated catastrophe reinsurance fund. FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe. There can be no assurance that these resources will be sufficient to meet the obligations of FHCF.

     The Company's recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company's results of operations in the event of a significant catastrophe in Florida.

     Life Insurance

     The Company's policy is to obtain reinsurance on individual life policies for amounts above certain retention limits, which limits vary with age and underwriting classification. During 1996, most new business was reinsured under an 80%/20% quota share reinsurance program. Effective January 1, 1997, for Primerica Life and its subsidiaries new business is reinsured under a 90%/10% quota share reinsurance program. Retention on life insurance risks after reinsurance remains up to a maximum of $1.5 million per insured for an ordinary life risk, depending on the subsidiary involved, the type of policy, the year of issue and the age of the insured. Other reinsurance arrangements are made from time to time to cede or assume existing blocks of business.

Competition and Other Factors Affecting Growth

     Property and Casualty Insurance

     The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, captive agents and/or salaried employees). There are approximately 3,400 property-casualty insurance companies in the United States. Of those companies, approximately 800 operate in all or most states and write the vast majority of the business in the industry while approximately 2,600 offer one or more personal or commercial lines property-casualty products similar to those marketed by TAP. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, large deductibles, risk-purchasing groups, risk-retention groups and captive companies.

     Commercial Lines. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size. The industry is comprised of small local firms, large regional firms and large national firms, as well as self-insurance programs or captive insurers. Market competition works to set the price charged for insurance products and the level of service provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

     The National Accounts market is highly competitive. Competition is based primarily on quality and service and, to a lesser extent, on the basis of price. National Accounts business is generally written through national brokers and regional agents. The Company also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on quality of service and price. The Company has emerged as the largest assigned risk plan service insurer in the industry with approximately 28% of the market in 1996.

     The Commercial Accounts market is highly competitive. Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, reduced overhead and improved efficiency through automation and response time to customer needs are key to success in this market.

     The Construction market has become a focused industry segment for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offering and claims service. The Company utilizes its specialized underwriters and engineers who have extensive experience and knowledge of the construction industry to work with agents and brokers to compete effectively in this market.

     The Select Accounts market is highly competitive and is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property-casualty insurance companies compete in the Select Accounts market which is generally comprised of low risk, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Company has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, competitive prices and efficient automated environments.

     The market in which Specialty Accounts competes includes small to mid-sized niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, low expense levels and broad product offering base. Bond Specialty's reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond products to customers of National Accounts, Commercial Accounts, Select Accounts and through other Travelers Group units provides further competitive advantages for the Company.

     Personal Lines. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their expense structure or because they specialize in providing coverage to particular risk groups. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on the level of service, including claims handling, level of automation and the development of long-term relationships with the individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, the direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines is pursuing a number of initiatives to broaden its distribution of Personal Lines products, including marketing through the PFS sales force, marketing to affinity groups and establishing co-marketing arrangements with other insurers.

     Life Insurance

     The Company's life insurance businesses compete with national, regional and local insurance companies. Competition is based upon price, product design and services rendered to producers and policyholders. The insurance industry is extremely competitive, in both price and services, and no single insurer is dominant. The recent trend of consolidations in the industry has added to the competitive environment. Travelers Life and Annuity believes that its focus on market specialization and its diversified distribution network help it to compete effectively. PFS competes in the market by focusing on supplying an integrated range of financial products to the middle-income market through a formalized needs-based sales program.

     In January 1995, the U.S. Supreme Court ruled that national banks may sell annuities. To date, the decision has not had a significant impact on the Company's annuity sales.

     Savings banks also compete directly in the sale of life insurance in Connecticut, Massachusetts and New York. Competition for the savings dollar arises from entities such as banks, investment advisors, mutual funds and other financial institutions.

     PFS Investments is registered as a broker-dealer with the Commission, and in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Tower Square Securities is registered as a broker-dealer with the Commission, and in all 50 states, Puerto Rico and the District of Columbia. Similarly, Copeland Equities, Inc., a subsidiary of Copeland, is registered as a broker-dealer with the Commission, in 49 states and the District of Columbia. Each is subject to extensive regulation by those agencies and the securities administrators of those jurisdictions, primarily for the benefits of its customers, including minimum capital and licensing requirements. PFS Investments faces competition not only from large financial services firms offering products and services that cross traditional business boundaries, but also from insurance companies, including other subsidiaries of the Company, offering life insurance products with investment features.

Regulation

     State Regulation

     The Company's insurance subsidiaries are subject to regulation and supervision in the various states and jurisdictions in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance of each state. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

     At the present time, the Company's insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands, as well as Canada, the United Kingdom and the Northern Mariana Islands.

     Although the Company is not regulated as an insurance company, it is the owner of the capital stock of its insurance subsidiaries and as such is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of its insurance subsidiaries. All holding company statutes, as well as certain other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes, as well as certain other laws, also require, among other things, prior approval of an acquisition of control of a domestic insurer and the payment of extraordinary dividends or distributions.

     The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The ability of TIC and subsidiaries of TAP to pay dividends to the Company in the future will depend on their statutory surplus, future earnings and regulatory restrictions. A maximum of $507 million of statutory surplus is available in 1997 for dividends from TIC to its parent without prior approval of the Connecticut Insurance Department. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department.

     The Company's principal insurance subsidiaries are domiciled in Connecticut and Massachusetts. The insurance holding company law of Connecticut requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

     Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by certain insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Most of these payments are recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of the Company's insurance subsidiaries to recover such assessments through tax credits. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments may increase or decrease in the future depending upon the rate of insolvencies of insurance companies.

     The Company also participates in FHCF, which is a state-mandated catastrophe reinsurance fund that provides reimbursement to insurers for a portion of their future catastrophic hurricane losses. FHCF is primarily funded by premiums from the insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance in Florida, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida.

     The Company's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these pools traditionally have been unprofitable, although the effect of their performance has been partially mitigated in certain lines of insurance by the states' allowance of increases in rates for business voluntarily written by pool participants in such states. Earned premiums related to such pools and assigned risks for the Company were $379 million, $315 million and $509 million in 1996, 1995 and 1994, respectively. The related underwriting losses for the Company were $39 million, $152 million and $300 million in 1996, 1995 and 1994, respectively.

     Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions governing relationships among insurance companies and agents, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

     In addition to state insurance laws, the Company's insurance subsidiaries are also subject to general business and corporation laws, state securities laws, consumer protection laws, fair credit reporting acts and other laws. The insurance industry generally is exempt from federal antitrust laws because of the application of the McCarran-Ferguson Act.

     Insurance Regulations Concerning Change of Control

     Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. The Company owns, directly or indirectly, certain property and casualty insurance companies domiciled in the States of Connecticut, Florida, Georgia, Illinois, Indiana, Massachusetts,

Missouri, New Jersey and Texas and certain life insurance companies domiciled in Connecticut, Massachusetts and Georgia. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of Common Stock representing 10% or more of the voting power of the Company will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by such purchaser in each insurance subsidiary's state of domicile, the relevant Insurance Commissioner determines otherwise. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

     Such requirements may deter, delay or prevent certain transactions affecting the control of or the ownership of Common Stock, including transactions that could be advantageous to the stockholders of the Company.

     Insurance Regulatory Information System

     The NAIC has developed a set of financial relationships or "tests" called the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies that may require special attention by insurance regulatory authorities. These tests were developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering twelve categories of financial data with defined "usual ranges" for each category.

     Falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

     In each of the last three years certain of the Company's subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1996.

     For 1996, Travelers Indemnity did not have any IRIS ratios outside the usual range. However, both the two-year overall operating ratio and the two-year reserve development to surplus ratios were outside the usual range for Aetna Casualty and Standard Fire because of actions taken during 1996 and 1995 to strengthen reserves for environmental and asbestos-related claims. In addition, the change in writings ratio produced an unusual value for Standard Fire and the estimated current reserve deficiency to surplus ratio was outside the usual range for Aetna C&S of America, both as a result of management's decision in 1995 to combine its two intercompany pooling arrangements (one for Personal Lines and one for Commercial Lines) into one pool. If these two ratios were recalculated to have all items reflect the new agreement, the ratios would not produce unusual values. Concurrent with the change in the intercompany pooling arrangements, capital was reallocated among Aetna P&C insurers, which resulted in an unusual value in the change in surplus ratio for Standard Fire.

     Risk-Based Capital (RBC) Requirements

     In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for life insurance companies and most property and casualty insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action. For these purposes, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

     The RBC formula for property-casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;
(ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and (iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth. Pursuant to the law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

     The RBC formula for life insurance companies calculates baseline life risk-based capital as a mathematical combination of amounts for the following four categories of risk: (i) asset risk (i.e., the risk of asset default); (ii) insurance risk (i.e., the risk of adverse mortality and morbidity experience);
(iii) interest rate risk (i.e., the risk of loss due to changes in interest rates); and (iv) business risk (i.e., normal business and management risk).

     The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the relevant Insurance Commissioner to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, at December 31, 1996, the RBC ratios of the Company's insurance subsidiaries were in excess of levels that would require company or regulatory action.

     The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1996, all of the Company's life and property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

     Federal Regulation

     Although the federal government does not directly regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. Legislation has been introduced in Congress during the past several sessions that, if enacted, would result in substantially greater federal regulation of the insurance business. Current and proposed federal measures that may affect the property and casualty industry may include possible changes to CERCLA and the tax laws governing property and casualty insurance companies, proposed limits to product liability lawsuits and other tort reform proposals. In addition, proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks.

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

     Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate.

     At December 31, 1996, the investment holdings of the companies included in the insurance services segments were composed primarily of fixed maturities. At December 31, 1996, approximately 96.1% in total dollar amount of the fixed maturities portfolios of such companies had investment grade ratings. The remaining investments are principally mortgage loans and real estate, discussed below, policy loans and other investments. For additional information regarding these investment portfolios, see Note 5 of Notes to Consolidated Financial Statements and the discussion of Asset Quality in the Property & Casualty Insurance Services Segment discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Cash available for investment is principally derived from operating activities and investment income. In addition, cash becomes available for investment from prepayment, maturity and sale of investments. In recent years, the underperforming mortgage loan and real estate portfolios have been significantly reduced. See "-- Mortgage Loans and Real Estate Held for Sale." Different investment policies have been developed for various lines of business based on the product requirements, the type and term of the liabilities associated with these products, regulatory requirements and tax treatment of the businesses in which each company is engaged.

     Mortgage Loans and Real Estate Held for Sale

     At December 31, 1996, the mortgage loan and real estate held for sale portfolios of the businesses included in the Company's insurance services segments consisted of approximately $3.8 billion and $695 million, respectively. Mortgage loans and real estate held for sale at December 31, 1996 include $811 million and $136 million, respectively, from the Acquisition. At December 31, 1995 and 1994, the mortgage loan portfolio consisted of approximately $4.0 billion and $5.4 billion, respectively, and the real estate held for sale portfolio consisted of approximately $321 million and $418 million, respectively. The Company has continued a program of disposing of its real estate investments and expediting the payoff of certain mortgage loans and reinvesting the proceeds to obtain current market yields. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

     The Company's accelerated liquidation strategy for foreclosed real estate and certain mortgage loans has mitigated the negative impact that these underperforming portfolios have had on the Company's investment income and the Company believes that continuation of this strategy will have similar mitigating effects. The Company expects that approximately half of maturing commercial mortgage loans in its portfolio will be refinanced, restructured or foreclosed. Restructured loans are defined as loans the terms of which have been changed from the original contract generally by lowering the pay rate of interest in the early years after modification. Loans which have pay rates of interest after modification that are equal to or above market rates are not included in the underperforming mortgage loan inventory. At December 31, 1996, 1995 and 1994, approximately $91 million, $252 million and $511 million, or 2%, 6% and 9%, respectively, of the combined mortgage loan portfolio of the Company was classified as underperforming. Underperforming mortgage loans include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market.

     For information regarding the principal balance of mortgage loans at December 31, 1996 by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment premiums. Unscheduled payments and sales of mortgage loans were $1.0 billion in 1996, $1.0 billion in 1995 and $1.3 billion in 1994. The average remaining life of these mortgages is six years.

     Real estate management evaluates the portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

     The following table summarizes by property type the mortgage loan portfolio and real estate held for sale included in the investment portfolios of the Company as of December 31, 1996, 1995 and 1994. For information summarizing the geographic distribution of the mortgage loan portfolio and real estate assets, see Note 5 of Notes to Consolidated Financial Statements.

                                  (in millions)

Property Type:                     Mortgage Loans             Real Estate
--------------                     --------------             -----------
                              1996     1995     1994     1996     1995     1994
                             ------   ------   ------   ------   ------   ------
Commercial:
   Office                    $1,698   $1,551   $2,141   $  190   $  177   $  224
   Apartment                    467      654    1,112       68        8        9
   Hotel                        244      594      642      299       47       79
   Retail                       518      449      623       60       42       46
   Industrial                   158      181      228       31        9       13
   Other                         41       45      108       34       26       33
                             ------   ------   ------   ------   ------   ------
Total commercial              3,126    3,474    4,854      682      309      404
Agricultural                    686      574      562       13       12       14
                             ------   ------   ------   ------   ------   ------
   Total                     $3,812   $4,048   $5,416   $  695   $  321   $  418
                             ======   ======   ======   ======   ======   ======

     Derivatives

     See the section entitled "End User Activity" in Note 19 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to derivatives of the Company.

                         CORPORATE AND OTHER OPERATIONS

     In addition to its four business segments, the Company's Corporate and Other segment consists of unallocated expenses and earnings primarily related to interest, corporate administration, and certain corporate investments. In 1995 and through the date of sale in 1996, this segment also includes the Company's interest in RCM Capital Management, a California Limited Partnership ("RCM").

     In June 1996, the Company sold 100% of its interest in RCM, which provides investment management services, to Dresdner Bank AG. Assets under management by RCM were $26.2 billion at December 31, 1995 and $22.5 billion at December 31, 1994.

     In October 1995, the Company completed the sale to United HealthCare Corporation of its 48.25% interest in The MetraHealth Companies, Inc. ("MetraHealth"). MetraHealth was formed in January 1995 as a joint venture of the group medical insurance businesses of the Company and Metropolitan Life Insurance Company ("MetLife"). The Company received $831 million in cash from the sale of its interest in MetraHealth. During 1996, the Company received a contingency payment (based on MetraHealth's 1995 results) and recognized a gain in 1996 of $31 million after tax ($48 million pre-tax).

     In January 1995, the Company completed the sale of its group life and related businesses to MetLife. The purchase price for the group life business was $350 million. In connection with the sale, the Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations in 1994. These operations have been accounted for as a discontinued operation. In 1995 and 1996 the Company's discontinued operations reflect the medical insurance business not yet transferred, the gains from the sales of these businesses and, in 1995, its equity interest in the earnings of MetraHealth. See Note 3 of Notes to Consolidated Financial Statements.

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

     At December 31, 1996, the Company had approximately 56,200 full-time and 2,700 part-time employees.

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

Executive Officers of the Company

     The current executive officers of the Company are indicated below. Periods of offices held include offices with the Company's predecessor, CCC, and unless stated otherwise all offices listed below are with the Company. Ages are given as of March 5, 1997.

                                                                         Officer
     Name                     Age       Positions                        Since
     ----                     ---       ---------                        -------

Sanford I. Weill              63        Chairman of the Board             1986
                                          and Chief Executive
                                          Officer
James Dimon                   40        President and Chief               1986
                                          Operating Officer of the
                                          Company; Chairman and Chief
                                          Executive Officer of SB
                                          Holdings and SBI
Jeffrey B. Lane               54        Vice Chairman                     1996
Robert I. Lipp                58        Vice Chairman of the Company;     1986
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer of TAP
Jon C. Madonna                53        Vice Chairman of the Company;     1997
                                          Vice Chairman of TAP
Joseph J. Plumeri II          53        Vice Chairman of the Company;     1994
                                          Chief Executive Officer
                                          of PFS
Michael A. Carpenter          49        Executive Vice President          1995
                                          of the Company; Chairman,
                                          President and Chief
                                          Executive Officer of TIC
                                          and TLAC
Irwin Ettinger                58        Executive Vice President          1987
                                           and Chief Accounting
                                           Officer
Charles O. Prince, III        47        Executive Vice President,         1986
                                          General Counsel and
                                          Secretary
Steven D. Black               44        Vice Chairman and Chief           1996*
                                          Operating Officer of
                                          SB Holdings and SBI

                                                                         Officer
     Name                     Age       Positions                         Since
     ----                     ---       ---------                         -----

Charles J. Clarke             61        Chairman and Chief Executive      1995*
                                          Officer-Commercial Lines
                                          of TAP
Donald R. Cooper              56        Chief Actuary                     1995
Peter M. Dawkins              58        Chairman, President and           1992*
                                          Chief Executive Officer
                                          of Travelers Group Diversified
                                          Distribution Services, Inc.
Jay S. Fishman                44        Senior Vice President of the      1991
                                          Company; Vice Chairman of
                                          TAP and President and Chief
                                          Operating Officer of TAP's
                                          Commercial Lines
Marjorie Magner               47        President and Chief Operating     1996*
                                          Officer of CCC
Heidi G. Miller               43        Senior Vice President and         1992
                                          Chief Financial Officer
Marc P. Weill                 40        Senior Vice President and         1991
                                          Chief Investment Officer
Robert B. Willumstad          51        Chairman and Chief Executive      1993*
                                          Officer of CCC
----------------
* Indicates date that such officer became a member of the Company's Planning Group.

     Sanford I. Weill has been a director of the Company since 1986. He has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor, CCC, since 1986; he was also its President from 1986 until 1991. He was President of American Express Company from 1983 to 1985; Chairman of the Board and Chief Executive Officer of American Express Insurance Services, Inc. from 1984 to 1985; Chairman of the Board and Chief Executive Officer, or a principal executive officer, of Shearson Lehman Brothers Inc. from 1965 to 1984; Chairman of the Board of Shearson Lehman Brothers Holdings Inc. from 1984 to 1985; and a founding partner of Shearson's predecessor partnership from 1960 to 1965. Mr. Weill has been a director of TAP since 1996. Mr. Weill's son, Marc P. Weill, is a Senior Vice President and an executive officer of the Company. Mr. Weill is Chairman of the Board of Trustees of Carnegie Hall, and a director of the Baltimore Symphony Orchestra. Mr. Weill is a member of the Board of Governors of New York Hospital and is Chairman of the Board of Overseers of Cornell University Medical College. He is on the Board of Overseers of Memorial Sloan-Kettering Cancer Center. He is a member of Cornell University's Johnson Graduate School of Management Advisory Board and a Board of Trustees Fellow. Mr. Weill is Chairman of the National Academy Foundation, whose member programs include the Academy of Finance, the Academy of Travel and Tourism and the Academy of Public Service.

     Mr. Dimon has been a director of the Company since September 1991. He is President and Chief Operating Officer of the Company. He is also Chairman of the Board, Chief Executive Officer and a member of the executive committee of SBI. Mr. Dimon has been a director of TAP since 1996. From May 1988 to June 1995, he was Chief Financial Officer of the Company. From May 1988 to September 1991, he was Executive Vice President of the Company. Mr. Dimon was Chief Operating Officer of SBI until January 1996 and was Senior Executive Vice President and Chief Administrative Officer of SBI from 1990 to 1991. He is also Chief Executive Officer and Chairman of the Board of SB Holdings. From March 1994 to January 1996, he was Chief Operating Officer of SB Holdings. From 1986 to 1988, Mr. Dimon was Senior Vice President and Chief Financial Officer of CCC, the Company's predecessor. From 1982 to 1985, he was a Vice President of American Express Company and Assistant to the President, Sanford I. Weill. Mr. Dimon is a trustee of New York University Medical Center and a director of the Center on Addiction and Substance Abuse and the National Association of Securities Dealers, Inc.

     Mr. Lane has been a Vice Chairman of the Company since January 1996. He has served as a Director of SBI from January 1991 through March 1996 and as a Director of SB Holdings from November 1993. Mr. Lane served as Vice Chairman of SBI from January 1991 through January 1996 and as Vice Chairman of SB Holdings from November 1993 through January 1996. He joined the Company in 1990. Prior to joining the Company in 1990, Mr. Lane was President and Chief Operating Officer of Shearson Lehman Brothers Inc.

     Mr. Lipp has been a director of the Company since 1991 and is a Vice Chairman of the Company. Mr. Lipp has been Chairman of the Board, Chief Executive Officer and President of TAP since January 1996. Mr. Lipp has been Chairman of the Board and Chief Executive Officer of The Travelers Insurance Group Inc. since December 1993. From 1991 to 1993, he was Chairman and Chief Executive Officer of CCC. From April 1986 through September 1991, he was an Executive Vice President of the Company and its corporate predecessor. Prior to joining the Company in 1986, he was a President and a director of Chemical New York Corporation and Chemical Bank where he held senior executive positions for more than five years prior thereto. Mr. Lipp is a director of The New York City Ballet, Wadsworth Atheneum and the Massachusetts Museum of Contemporary Art and Chairman of Dance-On Inc., a private foundation.

     Mr. Madonna joined the Company in February 1997 as Vice Chairman, and also serves as Vice Chairman of TAP. Prior to joining the Company, Mr. Madonna was Chairman of KPMG International since October 1995. From 1990 to 1996, he was Chairman and Chief Executive Officer of KPMG Peat Marwick LLP.

     Mr. Plumeri has been a Vice Chairman of the Company since July 1994 and has been Chairman and Chief Executive Officer of PFS since April 1996. He joined the Company in August 1993, serving as President of SBI from that time through July 1994. Mr. Plumeri had worked for Shearson Lehman Brothers Inc. or its predecessors for over 25 years, in various positions of increasing responsibility, until SBI acquired certain businesses from Shearson Lehman Brothers Holdings Inc. ("SLB"). At that time, Mr. Plumeri was a Managing Partner of SLB, and from 1990 until September 1992 he served as President of SLB's Private Client Group.

     Mr. Carpenter has been an Executive Vice President of the Company since July 1995 and also serves as Chairman, Chief Executive Officer and President of TIC and TLAC. From January 1989 to June 1994, Mr. Carpenter was Chairman of the Board, President and Chief Executive Officer of Kidder, Peabody Group, Inc., an investment banking and brokerage company that was a wholly owned subsidiary of General Electric Company. Prior thereto, he served as Executive Vice President of General Electric Capital Corporation and Vice President of General Electric Company.

     Mr. Ettinger has been an Executive Vice President of the Company since January 1996. Prior to joining CCC as Senior Vice President in October 1987, he was Partner in charge of the Tax Department of Arthur Young and Company's New York offices.

     Mr. Prince has been General Counsel of the Company or its predecessor since 1983, and served as a Senior Vice President from 1986 until January 1996, when he became an Executive Vice President.

     Mr. Black has been Vice Chairman of SB Holdings since November 1993 and Vice Chairman of SBI since July 1993. He was elected Chief Operating Officer of those companies in January 1996. He is also a member of the executive committee and a director of each of SB Holdings and SBI. Mr. Black has served as the head of Smith Barney's Capital Markets Division from 1991 to January 1996, and has served in several positions at Smith Barney since 1974.

     Mr. Clarke has been Chairman and Chief Executive Officer--Commercial Lines of TAP since January 1996, and Chairman of the Company's Property-Casualty Commercial Lines since 1990. Mr. Clarke has served in various positions at Travelers P&C since 1958.

     Mr. Cooper has been Chief Actuary of the Company since March 1995 and has been Vice Chairman of Travelers Insurance Holdings Inc. since October 1990. He also serves as Chairman of the Board of both AHL and Resource Deployment, Inc., subsidiaries of the Company.

     Mr. Dawkins has been Chairman, President and Chief Executive Officer of Travelers Group Diversified Distribution Services, Inc. since August 1996. In addition, he has been a director of Travelers Group Exchange, Inc. since September 1996 and became its Chief Executive Officer in January 1997. Mr. Dawkins joined the Company in 1991 as Chairman and Chief Executive Officer of Primerica Financial Services, Inc., and served in that capacity until August 1996.

     Mr. Fishman has been a Senior Vice President of the Company since October 1991. In January 1996, he became Vice Chairman and Chief Administrative Officer of TAP and since October 1996 he has been President and Chief Operating Officer of TAP's Commercial Lines. He has also served as Vice Chairman of TIGI since September 1995 and as Chief Financial Officer of that company since December 1993. Mr. Fishman was Treasurer of the Company from October 1991 to December 1993. Prior thereto, he held various other positions with the Company and its subsidiaries since 1989, when he joined the Company from Shearson Lehman Brothers Inc., where he was Senior Vice President of Merchant Banking.

     Ms. Magner has been President of CCC since June 1993 and became its Chief Operating Officer in December 1995. Ms. Magner joined CCC in May 1987, and served as Chief Administrative Officer from 1993 to 1996. From 1991 to 1993, she was Executive Vice President, Marketing and Operations of CCC.

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

     Marc P. Weill has been a Senior Vice President and Chief Investment Officer of the Company since January 1992. He also serves as a director, Chairman of the Board and President of Travelers Asset Management International Corporation, a registered investment advisor. Mr. Weill has held various other positions with the Company and its subsidiaries since January 1991. He is the son of Sanford I. Weill.

     Mr. Willumstad has been Chairman and Chief Executive Officer of CCC since June 1993 and has been with that company since 1987. From 1989 until assuming his current position, he served as President of the Consumer Finance Services unit of the Company. Mr. Willumstad is a member of the U.S. Region Board of Directors of MasterCard International.

                           GLOSSARY OF INSURANCE TERMS


Accident year ................     The annual accounting period in which loss
                                   events occurred, regardless of when the
                                   losses are actually reported, booked or paid.

Adjusted unassigned surplus...     Unassigned surplus as of the most recent
                                   statutory annual report reduced by
                                   twenty-five percent of that year's unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such report.

Admitted insurer..............     A company licensed to transact insurance
                                   business within a state.

Alternative market............     The segment of the insurance market which has
                                   developed in response to volatility in cost and availability of traditional commercial insurance coverage and consists of various risk financing mechanisms, including self insurance, captive insurance companies, risk retention groups and residual market business.

Annuity.......................     A contract that pays a periodic income
                                   benefit for the life of a person (the
                                   annuitant), the lives of two or more persons or for a specified period of time.

Assigned risk pools...........     Reinsurance pools which cover risks for those
                                   unable to purchase insurance in the voluntary market because the risk is too great or rate inadequacy has reduced the supply of insurance. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance...........     Insurance liabilities acquired from a ceding
                                   company.

Assumption reinsurance........     A transaction whereby the ceding company
                                   transfers its entire obligation under the policy to the reinsurer, who becomes directly liable to the policyholder in all respects, including collecting premiums and paying benefits. See "Reinsurance."

Attachment point..............     The amount of losses above which excess of
                                   loss reinsurance becomes operative.

Broker........................     One who negotiates contracts of insurance or
                                   reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity......................     The percentage of surplus, or the dollar
                                   amount of exposure, that an insurer or
                                   reinsurer is willing to place at risk.
                                   Capacity may apply to a single risk, a
                                   program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Captive company...............     An insurance company formed to insure the
                                   risks of its parent entity or entities.

Case reserves.................     Loss reserves, established with respect to
                                   specific, individual reported claims.

Casualty insurance............     Insurance which is primarily concerned with
                                   the losses caused by injuries to third
                                   persons (i.e., not the insured) and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe...................     A severe loss, usually involving risks such
                                   as fire, earthquake, windstorm, explosion and other similar events.

Catastrophe loss..............     Loss and directly identified loss adjustment
                                   expenses from catastrophes.

Catastrophe reinsurance.......     A form of excess of loss property reinsurance
                                   which, subject to a specified limit,
                                   indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company..........     When an insurer reinsures its liability with
                                   another insurer (a "cession"), it "cedes" business and is referred to as the "ceding company."

Ceded reinsurance.............     Risks transferred to another company as
                                   reinsurance. See "Reinsurance."

Claim.........................     Request by an insured for indemnification by
                                   an insurance company for loss incurred from an insured peril.

Claim adjustment expense......     See "Loss adjustment expense."

Claims and claim adjustment
  expense.....................     See "Loss and loss adjustment expenses."

Claims and claim adjustment
  expense reserves............     See "Loss reserves."

Clash cover...................     An excess of loss agreement with a retention
                                   higher than the limits on any one reinsured policy. The agreement is thus only exposed to loss when two or more policies (perhaps from different lines of business) are involved in a common occurrence in an amount greater than the clash cover retention. Also known as contingency cover.

Combined ratio................     The sum of the loss and LAE ratio, the
                                   underwriting expense ratio and, where
                                   applicable, the ratio of dividends to
                                   policyholders to net premiums earned. A
                                   combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Commercial lines..............     The various kinds of insurance which are
                                   written for businesses.

Commutation agreement.........     An agreement between a reinsurer and a ceding
                                   company whereby the reinsurer pays an agreed upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Contractholder funds..........     Receipts from the issuance of universal life,
                                   pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risks.

Deductible....................     The amount of loss that an insured retains.

Deferred acquisition costs....     Commissions and premium taxes and, for
                                   certain life insurance lines, other
                                   origination costs, which vary with and are primarily related to the production of new business, are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Defined contribution plans....     Type of pension plan in which the
                                   contribution rate is certain but the
                                   retirement benefit is variable.

Deposits and other
  considerations..............     Consist of cash deposits and charges for
                                   mortality risk and expenses associated with universal life insurance, annuities and group pensions.

Direct written premiums.......     The amounts charged by a primary insurer to
                                   insureds in exchange for coverages provided in accordance with the terms of an insurance contract.

Earned premiums or premiums
  earned......................     That portion of property-liability premiums
                                   written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both SAP and GAAP.

Excess liability..............     Additional casualty coverage above the first
                                   layer.

Excess loss coverage..........     Coverage which indemnifies the person for
                                   that portion of the loss (arising out of a loss occurrence) which is in excess of the deductible.

Excess of loss reinsurance....     Reinsurance that indemnifies the reinsured
                                   against all or a specified portion of losses under reinsured policies in excess of a specified dollar amount or "retention."

Expense ratio.................     See "Underwriting expense ratio."

Extra contractual obligations
  losses......................     Losses incurred by an insurer, beyond those
                                   that would have been incurred as specified in the insurance agreement with an insured, due to monetary awards required by a court of law against the insurer for its negligence to or bad faith in dealing with its insured.

Facultative reinsurance.......     The reinsurance of all or a portion of the
                                   insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fidelity and surety programs..     Insurance which guarantees performance of an
                                   obligation or indemnifies for loss due to embezzlement or wrongful abstraction of money, securities or other property.

Fiduciary accounts............     Accounts held on behalf of others.

General account...............     All an insurer's assets other than those
                                   allocated to separate accounts.

Guaranteed cost insurance.....     Premium charged on a prospective basis which
                                   may be fixed or adjustable on a specified rating basis but never on the basis of loss experience in the period of coverage.

Guaranteed cost products......     An insurance policy where the premiums
                                   charged will not be adjusted for actual loss experience during the covered period.

Guaranteed investment
  contracts (GICs)............     Group contracts sold to pension plans, profit
                                   sharing plans and funding agreements that guarantee a stated interest rate for a specified period of time.

Guaranty fund.................     State-regulated mechanism which is financed
                                   by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer's obligations to policyholders.

Incurred but not reported
  ("IBNR") reserves...........     Reserves for estimated losses and LAE which
                                   have been incurred but not yet reported to the insurer.

Indemnity reinsurance.........     A transaction whereby the reinsurer agrees to
                                   indemnify the ceding company against all or part of the loss that the latter may sustain under the policies it issued that are being reinsured. The ceding company remains primarily liable as the direct insurer on all risks ceded. See "Reinsurance."

Inland marine.................     A broad type of insurance generally covering
                                   articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit
                                   (generally other than transoceanic) and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

Insurance.....................     Mechanism for contractually shifting burdens
                                   of a number of risks by pooling them.

Involuntary business
  (alternative market)........     Risks that are not insurable in the voluntary
                                   market due to either the level of risk or pricing. Alternative markets are largest for lines in which state governments or other agencies mandate coverage such as workers' compensation. Generally states provide residual market plans that are designed to allocate the underwriting experience for these coverages in proportion to a given carrier's market share.

IRIS ratios...................     Financial ratios calculated by the NAIC to
                                   assist state insurance departments in
                                   monitoring the financial condition of
                                   insurance companies.

Large deductible
  policy......................     An insurance policy where the customer
                                   assumes at least $25,000 or more of each loss.

Life contingencies............     Contingencies affecting the duration of life
                                   of an individual or a group of individuals.

Long-term care................     Coverage for extended stays in a nursing home
                                   or home health services.

Loss..........................     An occurrence that is the basis for
                                   submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expense
  ("LAE").....................     The expenses of settling claims, including
                                   legal and other fees and the portion of
                                   general expenses allocated to claim
                                   settlement costs.

Loss and LAE ratio............     For SAP it is the ratio of incurred losses
                                   and loss adjustment expenses to net premiums earned. For GAAP it is the ratio of incurred losses and loss adjustment expenses to net premiums earned plus fee income.

Loss ratios...................     See "Combined ratio."

Loss reserves.................     Liabilities established by insurers and
                                   reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written.
                                   Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Losses and loss adjustment
  expenses....................     The sum of losses incurred and loss
                                   adjustment expenses.

Losses incurred...............     The total losses sustained by an insurance
                                   company under a policy or policies, whether paid or unpaid. Incurred losses includes a provision for IBNR.

Morbidity.....................     The rate at which people become diseased,
                                   mentally or physically, or physically
                                   impaired.

Mortality.....................     The rate at which people die.

Multi-peril policies..........     Refers to policies which cover both property
                                   and third party liability exposures.

National Association of
  Insurance Commissioners
  ("NAIC")....................     An organization of the insurance
                                   commissioners or directors of all 50 states and the District of Columbia organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums..........     Direct written premiums plus assumed
                                   reinsurance less premiums ceded to
                                   reinsurers.

Non-admitted coverage.........     Insurance coverage written in a given state
                                   by an insurer not licensed in that state.

Novation......................     A transaction in which the original direct
                                   insurer's obligations are completely
                                   extinguished, resulting in no further
                                   exposure to loss arising on the business novated.

Personal lines................     Types of insurance written for individuals or
                                   families, rather than for businesses.

Policy loan...................     A loan made by an insurance company to a
                                   policyholder on the security of the cash value of the policy. Policy loans offset benefits payable to policyholders.

Pool..........................     An organization of insurers or reinsurers
                                   through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed percentages.

Premium equivalents...........     Premium equivalents represent estimates of
                                   premiums that customers would have been
                                   charged under a fully insured arrangement, based on expected losses associated with non-risk-bearing components of each account, as determined in the pricing process. Premium equivalents are indicative of the volume of business handled by an insurer in servicing relationships. Premium equivalents do not represent actual premium revenues.

Premiums......................     The amount charged during the year on
                                   policies and contracts issued, renewed or reinsured by an insurance company.

Producer......................     Contractual entity which directs insureds to
                                   the insurer for coverage. See "Broker."

Property insurance............     Insurance that provides coverage to a person
                                   with an insurable interest in tangible
                                   property for that person's property loss, damage or loss of use.

Quota share reinsurance.......     Reinsurance wherein the insurer cedes an
                                   agreed fixed percentage of liabilities,
                                   premiums and losses for each policy covered on a pro rata basis.

Rate of renewal/retention
  ratio.......................     Current period renewal accounts or policies
                                   as a percentage of expired accounts or
                                   policies.

Rates.........................     Amounts charged per unit of insurance.

Reinsurance...................     The practice whereby one insurer, called the
                                   reinsurer, in consideration of a premium paid to such insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability assumed by the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement.........     A contract specifying the terms of a
                                   reinsurance transaction.

Reinsurance pools and
  associations................     Mechanisms established to aggregate
                                   insurance, and then distribute results to participants in the mechanism. The pool or association performs rating, loss adjustment and engineering services for certain exposures. In some cases, they are established to absorb business that will not be written voluntarily by insurers.

Residual market (involuntary
  business)...................     Insurance market which provides coverage for
                                   risks unable to purchase insurance in the voluntary market either because the risk is too great or rate inadequacy has reduced the supply of insurance. Residual markets are frequently created by state legislation either because of lack of available coverage such as property coverage in a windstorm prone area or protection of the accident victim as in the case of workers' compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers' voluntary market shares for the type of coverage involved.

Retention.....................     The amount of exposure an insurance company
                                   retains on any one risk or group of risks.

Retrospective premiums........     Premiums related to retrospectively rated
                                   policies.

Retrospective rating..........     A plan or method which permits adjustment of
                                   the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Risk-based capital ("RBC")....     A measure adopted by the NAIC for assessing
                                   the minimum statutory capital and surplus requirements of insurers.

Risk retention................     The amount or portion of a risk an insurer
                                   retains for its own account after ceded
                                   reinsurance. Losses above the stated
                                   retention level are collectible from the reinsurer. The retention level may be stated as a percentage or dollar amount.

Salvage.......................     The amount of money an insurer recovers
                                   through the sale of property transferred to the insurer as a result of a loss payment.

Second injury fund............     The employer of an injured, impaired worker
                                   is responsible only for the workers'
                                   compensation benefit for the most recent injury; the second injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry, funded through assessments to insurance companies based on either premiums or losses.

Self-insured retentions.......     That portion of the risk retained by a person
                                   for its own account.

Separate accounts.............     Funds for which investment income and
                                   investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. The assets of these separate accounts are legally segregated and not subject to claims that arise out of any other business of the insurance company.

Servicing carrier.............     An insurance company that provides, for a
                                   fee, various services including policy
                                   issuance, claims adjusting and customer
                                   service for insureds in a reinsurance pool.

Standard policy forms.........     Self-contained pre-printed policy language
                                   used when a large number of insureds face similar loss exposures.

Statutory accounting practices
  ("SAP").....................     The rules and procedures prescribed or
                                   permitted by United States state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus.............     As determined under SAP, the amount remaining
                                   after all liabilities, including loss
                                   reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet.
                                   Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

Structured settlements........     Periodic payments to an injured person or
                                   survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation...................     A principle of law incorporated in insurance
                                   policies, which enables an insurance company, after paying a loss to its insured, to recover the amount of the loss from another who is legally liable for it.

Surrender value...............     The amount of money, usually the legal
                                   reserve under the policy, less sometimes a surrender charge, which an insurance company will pay to a policyholder who cancels a policy. This value may be used as collateral for a loan.

Third party liability.........     A liability owed to a claimant (or "third
                                   party") who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third party claims.

Treaty reinsurance............     The reinsurance of a specified type or
                                   category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer.
                                   Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage.............     A form of insurance protection against losses
                                   in excess of amounts covered by other
                                   liability insurance policies or amounts not covered by the usual liability policies.

Unassigned funds (surplus)....     The undistributed and unappropriated amount
                                   of statutory surplus.

Underwriter...................     An employee of an insurance company who
                                   examines, accepts or rejects risks and
                                   classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting..................     The insurer's or reinsurer's process of
                                   reviewing applications for insurance
                                   coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of such coverage.

Underwriting expense ratio....     For SAP it is the ratio of underwriting
                                   expenses incurred to net premiums written.
                                   For GAAP it is the ratio of underwriting expenses incurred to net premiums written plus fee income.

Underwriting profit or
  underwriting loss...........     The pre-tax profit or loss experienced by a
                                   property and casualty insurance company after deducting loss and loss adjustment expenses and operating expenses from net earned premiums. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium..............     The portion of premiums written that is
                                   allocable to the unexpired portion of the policy term.

Voluntary market..............     The market in which a person seeking
                                   insurance obtains coverage without the
                                   assistance of residual market mechanisms.

Wholesale broker..............     An independent or exclusive agent that
                                   represents both admitted and non admitted insurers in market areas which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers' compensation.........     A system (established under state laws) under
                                   which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

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

     As of December 31, 1996, leasehold interests of the Company's property-casualty insurance subsidiaries included a total of approximately 6,650,000 square feet of office space at about 302 locations throughout the United States. In addition, TIC owns buildings containing approximately 1,500,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office for TIC and TAP, and TAP leases approximately 1,030,000 square feet of such office space under a ten-year lease that expires on April 1, 2006. TAP also rents from Aetna approximately 373,000 square feet of office space at City Place, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004, and approximately 225,000 square feet of office space in Windsor, Connecticut, under a two-year lease that expires in 1998 and is renewable by TAP for up to two additional three-year terms. The Company's life insurance units also lease approximately 606,000 square feet of office space at about 24 locations throughout the United States, under various leases. TIC and/or TIGI lease two other buildings in Hartford, Connecticut with an aggregate of approximately 707,500 square feet, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

     SBI owns two office buildings in New York City, which total approximately 627,000 square feet. Most of SBI's other offices are located in leased premises, the leases for which expire at various times.

     SBI leases two buildings, located at 388 and 390 Greenwich Street and totaling approximately 2,300,000 square feet, through 1999. SBI has a purchase option with respect to these properties.

     A few other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company owns 26 acres of land in North Castle, New York, on which it is constructing an executive conference and planning center, anticipated to be completed in May 1997.

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

Smith Barney

     For information concerning several purported class action lawsuits filed against SBI in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the first paragraph under the heading "Smith Barney" on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the first paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. Plaintiffs' petition for a rehearing en banc was denied in January 1997.

     For information concerning actions filed against a number of broker-dealers, including SBI, relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the descriptions that appear in the third paragraph on page 16 of the Quarterly Report on Form 10-Q of SB Holdings for the quarter ended September 30, 1994 and the last full paragraph on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filing is included as an exhibit to this Form 10-K. In March 1996, plaintiffs filed a motion for class certification.

     For information concerning a complaint seeking equitable relief that was filed by the U.S. Department of Justice, naming 24 major brokerage firms, including SBI, see the description that appears in the first paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

TAP

     For information concerning a case filed by certain subsidiaries of the Company involving certain reinsurance contracts with Lloyd's, see the description that appears in the paragraph that begins on page 2 and ends on page 3 of the Company's Current Report on Form 8-K dated March 1, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. Hearings before the American Arbitration Association began in the second half of 1996 and are expected to continue into the second quarter of 1997.

     For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22, 1996 of TAP, the second paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and the second paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In NC Steel, Inc. v. NCCI, plaintiffs and defendants have appealed to the North Carolina State Supreme Court. In November 1996, Amundson & Associates Art Studio v. NCCI, et al. was removed to the U.S. District Court for the District of Kansas. In December 1996, a purported class action entitled Forman, Inc. v. NCCI, et al. was filed in Chancery Court, Marion County, Tennessee, with allegations similar to those in NC Steel and seeking unspecified monetary damages. In January 1997, two additional purported class actions, each entitled El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al., were filed in Chancery Court, Davidson County, Tennessee, and Superior Court, Richmond County, Georgia, respectively, with allegations similar to those in Weatherford Roofing Company v. Employers National Insurance Company, which was settled in mid-1996. Plaintiffs seek unspecified monetary damages. In February 1997, one action was removed to the U.S. District Court for the Middle District of Tennessee and the other action was removed to the U.S. District Court for the Southern District of Georgia. Also in January 1997, a purported class of Texas workers' compensation insureds filed a petition to intervene in a lawsuit pending since 1995 in District Court, Travis County, Texas, entitled Travelers Indemnity Company of Connecticut v. Texas Workers Compensation Insurance Facility. The pending lawsuit arose out of a fee dispute between certain subsidiaries of the Company and the administration of the Texas assigned risk pool. The proposed class challenges both the fees paid to servicing carriers for the pool from 1991 to 1993 and certain premium calculations on certain workers' compensation policies from 1991 forward. The Company believes it has meritorious defenses to these actions and intends to contest the allegations.

     In the ordinary course of business, certain of TAP's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances. The environment surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

Other

     For information concerning a purported class action filed against Primerica Financial Services Inc. ("PFSI"), a subsidiary of the Company, in connection with the purchase by individuals of interests in oil and gas rights owned by Basic Energy and Affiliated Resources Inc. ("BEAR") and a related complaint filed by the National Association of Securities Dealers, Inc., see the descriptions that appear in the second paragraph on page 30 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and the third paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In McNeely v. BEAR, the parties have reached a settlement, subject to court approval.

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

                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock is listed on the NYSE and the Pacific Stock Exchange under the symbol "TRV." The high and low sale prices, as reported on the consolidated transaction reporting system, for the common stock of the Company for the periods indicated, and the dividends per share, are set forth below.

     In January 1996, the Company's Board of Directors declared a three-for-two split in the Company's common stock, paid in the form of a 50% stock dividend in May 1996. In October 1996, the Company's Board of Directors declared a four-for-three split in the Company's common stock, paid in the form of a 33 1/3% stock dividend in November 1996. Both splits combined are the equivalent of a two-for-one stock split. All amounts have been adjusted to give retroactive effect to the two stock splits effected in 1996.

                                  1995                                           1996                           1997
                -----------------------------------------      -----------------------------------------      --------
                 1st Q      2nd Q      3rd Q      4th Q         1st Q      2nd Q      3rd Q      4th Q         1st Q*
                --------   --------   --------   --------      --------   --------   --------   --------      --------
Common Stock
Price

High            $ 19.938   $ 22.500   $ 26.688   $ 31.938      $ 32.250   $ 34.313   $ 37.406   $ 47.500      $ 58.375
Low             $ 16.188   $ 18.938   $ 22.000   $ 24.438      $ 28.500   $ 28.250   $ 29.063   $ 36.844      $ 43.750

Dividends per
Share of
Common Stock    $    .10   $    .10   $    .10   $    .10      $  .1125   $  .1125   $  .1125   $  .1125      $    .15

-------------------------------
*    Through March 5, 1997.

     At March 5, 1997, the Company had approximately 55,100 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

     For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   SELECTED FINANCIAL DATA.

     See "Five-Year Summary of Selected Financial Data" on page 32 of the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 33 of the 1996 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 77 of the 1996 Annual Report, which material is included as part of
Exhibit 13 to this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 23, 1997, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

Item 11.  EXECUTIVE COMPENSATION.

     See the material under the caption "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the material under the captions "Voting Rights," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the material under the captions "Election of Directors" and "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents filed as a part of the report:

          (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (3)  Exhibits:

               See Exhibit Index.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1996.

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

10.02.1*       Travelers Group Stock Option Plan (as amended and      Electronic
               restated as of April 24, 1996).

10.02.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit
               10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-9924) (the "Company's September 30, 1996 10-Q").

10.03*         Travelers Group 1996 Stock Incentive Plan (as          Electronic
               amended through November 22, 1996).

10.04*         Retirement Benefit Equalization Plan of the            Electronic
               Company (as amended and restated as of January
               1, 1994).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.05*         Letter Agreement between Joseph A. Califano, Jr.
               and the Company, dated December 14, 1988, incorporated by reference to Exhibit 10.21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-9924).

10.06*         Travelers Group Inc. Amended and Restated
               Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.02 to the Company's September 30, 1996 10-Q.

10.07.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924).

10.07.2* Amendment to the Company's Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924) (the "Company's 1993 10-K").

10.08*         The Travelers Inc. Executive Performance
               Compensation Plan, effective April 27, 1994, incorporated by reference to Exhibit 10.07 to the Company's 1995 10-K.

10.09* Travelers Group Capital Accumulation Plan (as amended through September 25, 1996), incorporated by reference to Exhibit 10.03 to the Company's
               September 30, 1996 10-Q.

10.10*         Agreement dated December 21, 1993 between the
               Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993
               10-K.

10.11* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.12.1 Stock Purchase Agreement dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Life and Casualty Company, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Aetna Life and Casualty Company for the fiscal year ended December 31, 1995 (File No. 1-5704).

10.12.2 Assignment of Stock Purchase Agreement, dated as of March 22, 1996, between Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) ("TAP") and The Travelers Insurance Group Inc., incorporated by reference to
               Exhibit 2.2 to Amendment No. 5 of the Registration Statement on Form S-1 of TAP (No. 333-2254).

10.12.3 Amendment to Stock Purchase Agreement, dated as of April 2, 1996, between TAP and Aetna Casualty and Surety Company, incorporated by reference to
               Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9924) (the "Company's March 31, 1996 10-Q").

10.13* The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1990 (File No. 1-5799).

10.14* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799).

10.15* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.16* The Travelers Corporation Directors' Deferred Compensation Plan, as amended November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.17* Employment Agreement dated as of December 30, 1994, between SBI and Joseph J. Plumeri II, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.18          Letter Agreement, dated as of January 13, 1997,        Electronic
               between the Company and Jon C. Madonna.

10.19* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through September 1,
               1996), incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) for the fiscal quarter ended September 30, 1996 (File No. 1-14328).

11.01          Computation of Earnings Per Share.                     Electronic

12.01          Computation of Ratio of Earnings to Fixed Charges.     Electronic

13.01          Pages 32 through 78 of the 1996 Annual Report to       Electronic
               Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996
               Annual Report to Stockholders).

21.01          Subsidiaries of the Company.                           Electronic

23.01          Consent of KPMG Peat Marwick LLP, Independent          Electronic
               Certified Public Accountants.

24.01          Powers of Attorney.                                    Electronic

27.01          Financial Data Schedule.                               Electronic

99.01          The fourth paragraph on page 26 of the Company's       Electronic
               September 30, 1993 10-Q, the first paragraph under the heading "Smith Barney" on page 65 of the Company's 1995 10-K and the first paragraph on page 34 of the Company's September 30, 1996 10-Q.

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

99.02          The third paragraph on page 16 of the Quarterly        Electronic
               Report on Form 10-Q of Smith Barney Holdings Inc.
               for the fiscal quarter ended September 30, 1994 and the last full paragraph on page 65 of the Company's 1995 10-K.

99.03          The first paragraph on page 35 of the Company's        Electronic
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "Company's June
               30, 1996 10-Q").

99.04          The paragraph that begins on page 2 and ends on        Electronic
               page 3 of the Company's Current Report on Form 8-K dated March 1, 1994.

99.05          The paragraph that begins on page 90 and ends on       Electronic
               page 91 of the Prospectus dated April 22, 1996 of TAP, the second paragraph on page 35 of the Company's June 30, 1996 10-Q and the second paragraph on page 34 of the Company's September
               30, 1996 10-Q.

99.06          The second paragraph on page 30 of the Company's       Electronic
               Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's March 31, 1996 10-Q and the third paragraph on page 34 of the Company's September 30, 1996 10-Q.

     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1996 for the Company's employee savings plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                   TRAVELERS GROUP INC.
                                   (Registrant)

                                   By:  /s/ Sanford I. Weill
                                        ........................................
                                        Sanford I. Weill, Chairman of
                                        the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

          Signature                             Title
          ---------                             -----

     /s/ Sanford I. Weill
 ..................................      Chairman of the Board, Chief
     Sanford I. Weill                     Executive Officer (Principal Executive
                                          Officer) and Director

     /s/ Heidi G. Miller
 ..................................      Senior Vice President and Chief
     Heidi G. Miller                      Financial Officer (Principal Financial
                                          Officer)

     /s/ Irwin Ettinger
 ..................................      Executive  Vice  President  and Chief
     Irwin Ettinger                       Accounting Officer (Principal
                                          Accounting Officer)

               *
 ..................................      Director
     C. Michael Armstrong

               *
 ..................................      Director
     Kenneth J. Bialkin

          Signature                     Title
          ---------                     -----
             *
 ..................................      Director
     Edward H. Budd

             *
 ..................................      Director
     Joseph A. Califano, Jr.

             *
 ..................................      Director
     Douglas D. Danforth

             *
 ..................................      Director
     Robert F. Daniell

     /s/ James Dimon
 ..................................      Director
     James Dimon

             *
 ..................................      Director
     Leslie B. Disharoon

             *
 ..................................      Director
     Gerald R. Ford

             *
 ..................................      Director
     Ann Dibble Jordan

          Signature                     Title
          ---------                     -----
             *
 ..................................      Director
     Robert I. Lipp

             *
 ..................................      Director
     Dudley C. Mecum

             *
 ..................................      Director
     Andrall E. Pearson

             *
 ..................................      Director
     Frank J. Tasco

             *
 ..................................      Director
     Linda J. Wachner

             *
 ..................................      Director
     Joseph R. Wright, Jr.

             *
 ..................................      Director
     Arthur Zankel


*By: /s/ James Dimon
     ..................................
     James Dimon
     Attorney-in-fact

                      Travelers Group Inc. and Subsidiaries

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

                        ---------------------------------


                                                                Incorporated
                                                              By Reference from
                                                              the Company's 1996
                                                               Annual Report to
                                                Page           Stockholders at
                                               Herein           Page Indicated
                                               ------           --------------
Independent Auditors' Report                    F-2                  78

Consolidated Statement of Income
for the year ended December
31, 1996, 1995 and 1994                                              49

Consolidated Statement of
Financial Position at
December 31, 1996 and 1995                                           50

Consolidated Statement of
Changes in Stockholders'
Equity for the year ended
December 31, 1996, 1995 and 1994                                     51

Consolidated Statement of Cash
Flows for the year ended
December 31, 1996, 1995 and 1994                                     52


Notes to Consolidated Financial Statements                         53-77


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

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Travelers Group Inc.:


Under date of January 17, 1997, we reported on the consolidated statement of financial position of Travelers Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
New York, New York
January 17, 1997

                                                                      SCHEDULE I

                              Travelers Group Inc.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                          Condensed Statement of Income



                                                    Year Ended December 31,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
Revenues                                     $      1     $     (5)    $      3
                                             --------     --------     --------

Expenses:
---------
  Interest                                        162          129          120
  Other                                           126          104           87
                                             --------     --------     --------
    Total                                         288          233          207
                                             --------     --------     --------

Pre-tax loss                                     (287)        (238)        (204)
Income tax benefit                                103           85           82
                                             --------     --------     --------
Loss before equity in net income
  of subsidiaries                                (184)        (153)        (122)
Equity in net income of subsidiaries
  from continuing operations                    2,484        1,781        1,279
Equity in net income of subsidiaries
  from discontinued operations                     31          206          169
                                             --------     --------     --------
Net income                                   $  2,331     $  1,834     $  1,326
                                             ========     ========     ========

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

                                                                      SCHEDULE I

                              Travelers Group Inc.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                    Condensed Statement of Financial Position

                                                                            December 31,
                                                                        ---------------------
                                                                          1996         1995
                                                                        --------     --------
Assets
------
Investment in subsidiaries at equity                                    $ 15,741     $ 13,743
Advances to and receivables from subsidiaries                                 88          220
Cost of acquired businesses in excess of net assets                          436          493
Other-principally investments                                                650          237
                                                                        --------     --------
                                                                        $ 16,915     $ 14,693
                                                                        ========     ========
Liabilities
-----------
Junior Subordinated Debentures, held by subsidiary Trusts               $  1,026     $   --
Long-term debt                                                             1,903        2,042
Advances from and payables to subsidiaries                                  --            262
Other liabilities                                                            546          285
                                                                        --------     --------
                                                                           3,475        2,589
                                                                        --------     --------

Redeemable preferred stock, held by subsidiary                               226          226
                                                                        --------     --------

ESOP Preferred stock - Series C                                              164          235
Guaranteed ESOP obligation                                                   (35)         (67)
                                                                        --------     --------
                                                                             129          168
                                                                        --------     --------

Stockholders' equity
--------------------
Preferred stock ($1.00 par value; authorized shares: 30 million), at
  aggregate liquidation value                                                675          800
Common stock ($.01 par value; authorized shares:
  1.5 billion; issued shares: 1996 - 743,082,134 and
  1995 - 736,303,838)                                                          7            7
Additional paid-in capital                                                 7,217        6,782
Retained earnings                                                          7,452        5,503
Treasury stock, at cost (1996 - 105,503,401 shares;
  1995 - 103,848,847 shares)                                              (2,446)      (1,835)
Unrealized gain (loss) on investment securities                              469          756
Other, principally unearned compensation                                    (289)        (303)
                                                                        --------     --------
                                                                          13,085       11,710
                                                                        --------     --------
                                                                        $ 16,915     $ 14,693
                                                                        ========     ========

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

                                                                      SCHEDULE I

                              Travelers Group Inc.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                        Condensed Statement of Cash Flows

                                                            Year Ended December 31,
                                                       ----------------------------------
                                                         1996         1995         1994
                                                       --------     --------     --------
Cash flows from operating activities
------------------------------------
Net income                                             $  2,331     $  1,834     $  1,326
Adjustments to reconcile net income to
    cash provided by operating activities:
Equity in net income of subsidiaries                     (2,515)      (1,987)      (1,448)
Dividends received from subsidiaries, net                 1,808          508        1,409
Advances (to) from subsidiaries, net                       (130)        (147)        (411)
Other, net                                                  316          217          377
                                                       --------     --------     --------
Net cash provided by (used in) operating activities       1,810          425        1,253
                                                       --------     --------     --------

Cash flows from investing activities
------------------------------------
Capital contribution to subsidiary                       (1,140)        --           --
Other investments, primarily short-term, net               (408)        (198)        --
                                                       --------     --------     --------
Net cash provided by (used in) investing activities      (1,548)        (198)        --
                                                       --------     --------     --------

Cash flows from financing activities
------------------------------------
Dividends paid                                             (382)        (341)        (267)
Stock tendered for payment of withholding taxes            (201)         (94)         (42)
Treasury stock acquired                                    (593)        (418)        (543)
Issuance of long-term debt                                 --            700         --
Issuance of junior subordinated debentures                1,026         --           --
Payments and redemptions of long-term debt                 (100)        --            (93)
Net change in short-term borrowings                        --           (101)        (228)
Redemption of redeemable preferred stock (held by
    subsidiary)                                            --            (35)        (100)
Other, net                                                  (12)          62           20
                                                       --------     --------     --------
Net cash provided by (used in) financing activities        (262)        (227)      (1,253)
                                                       --------     --------     --------
Change in cash                                         $   --       $   --       $   --
                                                       --------     --------     --------

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for interest               $    157     $    112     $    102
                                                       ========     ========     ========
Cash received during the period for taxes              $    263     $    155     $    268
                                                       ========     ========     ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                      SCHEDULE I

              Notes to Condensed Financial Statements of Registrant



1.   Basis of Presentation
     ---------------------

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

                                                                    SCHEDULE III

                      TRAVELERS GROUP INC. AND SUBSIDIARIES
                       Supplementary Insurance Information
                            (In millions of dollars)

                                Value of
                              insurance in
                               force and    Future policy
                                deferred      benefits,                 Other policy
                                 policy    losses, claims                claims and                      Net
                               acquisition    and loss      Unearned      benefits      Premium       investment
Segment                          costs        expenses      premiums      payable       Revenue         income
--------                    -----------------------------------------------------------------------------------
    1996
    ----
Life Insurance Services         $  2,127      $  9,263      $      9      $    536      $  1,404       $  1,888
P&C Insurance Services               426        30,175         3,554          --           6,050          1,658
Consumer Finance Services*            10            12           346            49           155             41
Corporate and Other                 --            --            --            --              24             37
                                --------------------------------------------------------------------------------
  Total                         $  2,563      $ 39,450      $  3,909      $    585      $  7,633       $  3,624
                                --------------------------------------------------------------------------------

    1995
    ----
Life Insurance Services         $  1,953      $  8,035      $      9      $    496      $  1,537       $  1,836
P&C Insurance Services               202        14,758         1,827          --           3,300            744
Consumer Finance Services*            17            16           330            51           139             38
Corporate and Other                 --           1,323          --              75             1              7
                                --------------------------------------------------------------------------------
  Total                         $  2,172      $ 24,132      $  2,166      $    622      $  4,977       $  2,625
                                ================================================================================

    1994
    ----
Life Insurance Services         $  1,923      $  9,115      $    103      $  1,248      $  1,539       $  1,617
P&C Insurance Services               221        14,374         1,853          --           3,498            644
Consumer Finance Services*            19            15           320            56           115             31
Corporate and Other                 --            --            --            --              (8)             9
                                --------------------------------------------------------------------------------
  Total                         $  2,163      $ 23,504      $  2,276      $  1,304      $  5,144       $  2,301
                                ================================================================================

                                             Amortization
                                Benefits,    of deferred
                                 claims,        policy
                                 losses    acquisition costs
                                  and         and value        Other
                               settlement    of insurance    operating     Premiums
Segment                         expenses       in force      expenses      written
--------                    -------------------------------------------------------

    1996
    ----
Life Insurance Services         $  2,002       $    280      $    345      $  1,416
P&C Insurance Services             5,283            905         1,406         6,360
Consumer Finance Services*            50              7            21           182
Corporate and Other                   31           --              49             4
                                ---------------------------------------------------
  Total                         $  7,366       $  1,192      $  1,821      $  7,962
                                ---------------------------------------------------

   1995
   ----
Life Insurance Services         $  2,173       $    283      $    406      $  1,367
P&C Insurance Services             2,806            512           632         3,607
Consumer Finance Services*            51              8             2           161
Corporate and Other                  (13)          --              69           132
                                ---------------------------------------------------
  Total                         $  5,017       $    803      $  1,109      $  5,267
                                ===================================================

   1994
   ----
Life Insurance Services         $  2,091       $    276      $    341      $  1,539
P&C Insurance Services             3,114            532           615         3,824
Consumer Finance Services*            43              4            22           172
Corporate and Other                  (21)          --              77          --
                                ---------------------------------------------------
  Total                         $  5,227       $    812      $  1,055      $  5,535
                                ===================================================

*    Includes credit life insurance operations.

                                                                     SCHEDULE IV

                      Travelers Group Inc. and Subsidiaries
                                   Reinsurance
                            (In millions of dollars)


     Column A                           Column B         Column C         Column D         Column E        Column F
                                                                                                             % of
                                                        Ceded to          Assumed                           Amount
                                         Gross            Other          From other          Net            Assumed
Year ended December 31, 1996             Amount         Companies        Companies          Amount          To Net
----------------------------           ----------       ----------       ----------       ----------      ----------
Life insurance in force                $  413,351       $ (154,021)      $      150       $  259,480            0.06%
                                       ==========       ==========       ==========       ==========      ==========

Premiums
  Life insurance                       $    1,523       $     (296)      $        6            1,233             0.5%
  Accident and health insurance               400              (98)               2              304             0.7%
  Property and casualty insurance           7,239           (1,806)             663            6,096            10.9%
                                       ----------       ----------       ----------       ----------
                                       $    9,162       $   (2,200)      $      671       $    7,633
                                       ----------       ----------       ----------       ----------



Year ended December 31, 1995
----------------------------

Life insurance in force                $  400,622       $ (134,828)      $      139       $  265,933            0.05%
                                       ==========       ==========       ==========       ==========      ==========

Premiums
  Life insurance                       $    1,496       $     (272)      $        1       $    1,225             0.1%
  Accident and health insurance               497              (87)               2              412             0.5%
  Property and casualty insurance           4,302           (1,412)             450            3,340            13.5%
                                       ----------       ----------       ----------       ----------
                                       $    6,295       $   (1,771)      $      453       $    4,977
                                       ==========       ==========       ==========       ==========

Year ended December 31, 1994
----------------------------

Life insurance in force                $  527,964       $ (106,024)      $    4,284       $  426,224            1.01%
                                       ==========       ==========       ==========       ==========      ==========

Premiums
  Life insurance                       $    1,484       $     (288)      $     --         $    1,196              -%
  Accident and health insurance               513              (89)               1              425             0.2%
  Property and casualty insurance           4,630           (1,529)             422            3,523            12.0%
                                       ----------       ----------       ----------       ----------
                                       $    6,627       $   (1,906)      $      423       $    5,144
                                       ==========       ==========       ==========       ==========

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

10.02.1*       Travelers Group Stock Option Plan (as amended and      Electronic
               restated as of April 24, 1996).

10.02.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit
               10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-9924) (the "Company's September 30, 1996 10-Q").

10.03*         Travelers Group 1996 Stock Incentive Plan (as          Electronic
               amended through November 22, 1996).

10.04*         Retirement Benefit Equalization Plan of the            Electronic
               Company (as amended and restated as of January
               1, 1994).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.05*         Letter Agreement between Joseph A. Califano, Jr.
               and the Company, dated December 14, 1988, incorporated by reference to Exhibit 10.21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-9924).

10.06*         Travelers Group Inc. Amended and Restated
               Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.02 to the Company's September 30, 1996 10-Q.

10.07.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924).

10.07.2* Amendment to the Company's Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924) (the "Company's 1993 10-K").

10.08*         The Travelers Inc. Executive Performance
               Compensation Plan, effective April 27, 1994, incorporated by reference to Exhibit 10.07 to the Company's 1995 10-K.

10.09* Travelers Group Capital Accumulation Plan (as amended through September 25, 1996), incorporated by reference to Exhibit 10.03 to the Company's
               September 30, 1996 10-Q.

10.10*         Agreement dated December 21, 1993 between the
               Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's
               1993 10-K.

10.11* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.12.1 Stock Purchase Agreement dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Life and Casualty Company, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Aetna Life and Casualty Company for the fiscal year ended December 31, 1995 (File No. 1-5704).

10.12.2 Assignment of Stock Purchase Agreement, dated as of March 22, 1996, between Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) ("TAP") and The Travelers Insurance Group Inc., incorporated by reference to
               Exhibit 2.2 to Amendment No. 5 of the Registration Statement on Form S-1 of TAP (No. 333-2254).

10.12.3 Amendment to Stock Purchase Agreement, dated as of April 2, 1996, between TAP and Aetna Casualty and Surety Company, incorporated by reference to
               Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9924) (the "Company's March 31, 1996 10-Q").

10.13* The Travelers Corporation 1984 Management Incentive Plan, as amended effective January 1, 1991, incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1990 (File No. 1-5799).

10.14* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799).

10.15* The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991 (File No. 1-5799).

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

10.16* The Travelers Corporation Directors' Deferred Compensation Plan, as amended November 7, 1986, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.17* Employment Agreement dated as of December 30, 1994, between SBI and Joseph J. Plumeri II, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.18          Letter Agreement, dated as of January 13, 1997,        Electronic
               between the Company and Jon C. Madonna.

10.19* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through September 1,
               1996), incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) for the fiscal quarter ended September 30, 1996 (File No. 1-14328).

11.01          Computation of Earnings Per Share.                     Electronic

12.01          Computation of Ratio of Earnings to Fixed Charges.     Electronic

13.01          Pages 32 through 78 of the 1996 Annual Report to       Electronic
               Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996
               Annual Report to Stockholders).

21.01          Subsidiaries of the Company.                           Electronic

23.01          Consent of KPMG Peat Marwick LLP, Independent          Electronic
               Certified Public Accountants.

24.01          Powers of Attorney.                                    Electronic

27.01          Financial Data Schedule.                               Electronic

99.01          The fourth paragraph on page 26 of the Company's       Electronic
               September 30, 1993 10-Q, the first paragraph under the heading "Smith Barney" on page 65 of the Company's 1995 10-K and the first paragraph on page 34 of the Company's September 30, 1996 10-Q.

99.02          The third paragraph on page 16 of the Quarterly        Electronic
               Report on Form 10-Q of Smith Barney Holdings Inc.
               for the fiscal quarter ended September 30, 1994 and the last full paragraph on page 65 of the Company's 1995 10-K.

Exhibit                                                                 Filing
Number         Description of Exhibit                                   Method
------         ----------------------                                   ------

99.03          The first paragraph on page 35 of the Company's        Electronic
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "Company's June
               30, 1996 10-Q").

99.04          The paragraph that begins on page 2 and ends on        Electronic
               page 3 of the Company's Current Report on Form 8-K dated March 1, 1994.

99.05          The paragraph that begins on page 90 and ends on       Electronic
               page 91 of the Prospectus dated April 22, 1996 of TAP, the second paragraph on page 35 of the Company's June 30, 1996 10-Q and the second paragraph on page 34 of the Company's September
               30, 1996 10-Q.

99.06          The second paragraph on page 30 of the Company's       Electronic
               Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's March 31, 1996 10-Q and the third paragraph on page 34 of the Company's September 30, 1996 10-Q.

     The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

     The financial statements required by Form 11-K for 1996 for the Company's employee savings plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.