Form 10-Q
period 1997-03-31
TRAVELERS GROUP INC
filed 1997-05-13
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q


      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                 (212) 816-8000
              (Registrant's telephone number, including area code)


                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Common stock outstanding as of April 30, 1997: 641,265,946

                              Travelers Group Inc.

                                TABLE OF CONTENTS
                                ------------------

                         Part I - Financial Information



Item 1.    Financial Statements:                                                     PAGE NO.
                                                                                     ________

           Condensed Consolidated Statement of Income (Unaudited) -
             Three Months Ended March 31, 1997 and 1996                                    3

           Condensed Consolidated Statement of Financial Position -
             March 31, 1997 (Unaudited) and December 31, 1996                              4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Three Months Ended March 31, 1997                               5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
             Three Months Ended March 31, 1997 and 1996                                    6

           Notes to Condensed Consolidated Financial Statements - (Unaudited)              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            12



                            Part II - Other Information


Item 1.    Legal Proceedings                                                              28

Item 4.    Submission of Matters to a Vote of Security Holders                            29

Item 6.    Exhibits and Reports on Form 8-K                                               30

Exhibit Index                                                                             31

Signatures                                                                                32


                      TRAVELERS GROUP INC. and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
               (In millions of dollars, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                   1997             1996
------------------------------------------------------------ ----------------- ----------------
REVENUES
Insurance premiums                                                 $2,224           $1,256
Commissions and fees                                                  877              888
Interest and dividends                                              1,568            1,126
Finance related interest and other charges                            306              284
Principal transactions                                                264              278
Asset management and administration fees                              376              317
Other income                                                          313              366
------------------------------------------------------------ ----------------- ----------------
  Total revenues                                                    5,928            4,515
------------------------------------------------------------ ----------------- ----------------
EXPENSES
Policyholder benefits and claims                                    1,905            1,271
Non-insurance compensation and benefits                               984              972
Insurance underwriting, acquisition and operating                     805              506
Interest                                                              653              497
Provision for consumer finance credit losses                           72               68
Other operating                                                       441              401
------------------------------------------------------------ ----------------- ----------------
   Total expenses                                                   4,860            3,715
------------------------------------------------------------ ----------------- ----------------

Income before income taxes and minority interest                    1,068              800
Provision for income taxes                                           (377)            (280)
Minority interest, net of income taxes                                (49)               -
------------------------------------------------------------ ----------------- ----------------

Net income                                                         $  642           $  520
============================================================ ================= ================

Net income per share of common stock
  and common stock equivalents                                     $ 0.96           $ 0.77
============================================================ ================= ================

Weighted average number of common shares outstanding
  and common stock equivalents (millions)                           646.5            637.5
============================================================ ================== ===============


See Notes to Condensed Consolidated Financial Statements.

                      TRAVELERS GROUP INC. and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (In millions of dollars)


                                                                                        MARCH 31,           December 31,
                                                                                          1997                  1996
--------------------------------------------------------------------------------- ----------------------  -----------------
ASSETS                                                                                 (Unaudited)
Cash and cash equivalents
  (including $1,266 and $1,256 segregated under federal and other regulations)           $ 1,776                  $ 1,868
Investments and real estate held for sale:
   Fixed maturities, primarily available for sale at market value
     (amortized cost - $43,401 and $43,277)                                               43,192                   43,998
   Equity securities, at market (cost - $1,279 and $1,113)                                 1,296                    1,157
   Mortgage loans                                                                          3,750                    3,812
   Real estate held for sale                                                                 763                      695
   Policy loans                                                                            1,902                    1,910
   Short-term and other                                                                    5,878                    5,173
--------------------------------------------------------------------------------- ----------------------  -----------------
   Total investments and real estate held for sale                                        56,781                   56,745
--------------------------------------------------------------------------------- ----------------------  -----------------
Securities borrowed or purchased under agreements to resell                               26,545                   25,280
Brokerage receivables                                                                      7,914                    7,305
Trading securities owned, at market value                                                 12,247                   12,465
Net consumer finance receivables                                                           8,247                    7,885
Reinsurance recoverables                                                                  10,285                   10,234
Value of insurance in force and deferred policy acquisition costs                          2,646                    2,563
Cost of acquired businesses in excess of net assets                                        2,902                    2,933
Separate and variable accounts                                                             9,353                    9,023
Other receivables                                                                          5,440                    4,869
Other assets                                                                               9,808                    9,897
--------------------------------------------------------------------------------- ----------------------  -----------------
Total assets                                                                            $153,944                 $151,067
================================================================================= ======================  =================
LIABILITIES
Investment banking and brokerage borrowings                                            $   3,752                 $  3,217
Short-term borrowings                                                                      2,112                    1,557
Long-term debt                                                                            10,882                   11,327
Securities loaned or sold under agreements to repurchase                                  26,588                   24,449
Brokerage payables                                                                         4,690                    5,809
Trading securities sold not yet purchased, at market value                                 8,634                    8,378
Contractholder funds                                                                      13,666                   13,621
Insurance policy and claims reserves                                                      44,200                   43,944
Separate and variable accounts                                                             9,309                    8,949
Accounts payable and other liabilities                                                    15,211                   14,702
--------------------------------------------------------------------------------- ----------------------  -----------------
  Total liabilities                                                                      139,044                  135,953
--------------------------------------------------------------------------------- ----------------------  -----------------
ESOP Preferred stock -- Series C (net of note guarantee of $17 and $35)                      142                      129
--------------------------------------------------------------------------------- ----------------------  -----------------
TRV-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debt securities of TRV                                1,000                    1,000
--------------------------------------------------------------------------------- ----------------------  -----------------
TAP-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debt securities of TAP                                  900                      900
--------------------------------------------------------------------------------- ----------------------  -----------------
STOCKHOLDERS' EQUITY
Preferred stock, at aggregate liquidation value                                              675                      675
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1997 - 743,142,534 shares and 1996 - 743,082,134 shares)                      7                        7
Additional paid-in capital                                                                 7,433                    7,217
Retained earnings                                                                          7,977                    7,452
Treasury stock, at cost (1997 - 102,127,812 shares and 1996 - 105,503,401 shares)         (2,614)                  (2,446)
Unrealized gain (loss) on investment securities                                             (131)                     469
Other, principally unearned compensation                                                    (489)                    (289)
--------------------------------------------------------------------------------- ----------------------  -----------------
  Total stockholders' equity                                                              12,858                   13,085
--------------------------------------------------------------------------------- ----------------------  -----------------
Total liabilities and stockholders' equity                                              $153,944                 $151,067
================================================================================= ======================  =================


See Notes to Condensed Consolidated Financial Statements.

                      TRAVELERS GROUP INC. and Subsidiaries
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                            (In millions of dollars)



THREE MONTHS ENDED MARCH 31, 1997                                                         Amount                Shares
--------------------------------------------------------------------------------- --------------------- ---------------------
PREFERRED STOCK, AT AGGREGATE LIQUIDATION VALUE                                                            (in thousands)
Balance, beginning of year                                                              $    675                 8,700
--------------------------------------------------------------------------------- ----------------------  -----------------
Balance, end of period                                                                       675                 8,700
================================================================================= ===================== =====================
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                                                 7,224               743,082
Issuance of shares pursuant to employee benefit plans                                        215
Other                                                                                          1                    61
--------------------------------------------------------------------------------- --------------------- ---------------------
Balance, end of period                                                                     7,440               743,143
--------------------------------------------------------------------------------- --------------------- ---------------------
RETAINED EARNINGS
Balance, beginning of year                                                                 7,452
Net income                                                                                   642
Common dividends                                                                             (96)
Preferred dividends                                                                          (21)
--------------------------------------------------------------------------------- ---------------------
Balance, end of period                                                                     7,977
--------------------------------------------------------------------------------- ---------------------
TREASURY STOCK, AT COST
Balance, beginning of year                                                                (2,446)             (105,503)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes                         74                 8,016
Treasury stock acquired                                                                     (242)               (4,641)
--------------------------------------------------------------------------------- --------------------- ---------------------
Balance, end of period                                                                    (2,614)             (102,128)
--------------------------------------------------------------------------------- --------------------- ---------------------
UNREALIZED GAIN (LOSS) ON INVESTMENT SECURITIES
Balance, beginning of year                                                                   469
Net change in unrealized gains and losses on investment securities, net of tax              (600)
--------------------------------------------------------------------------------- ---------------------
Balance, end of period                                                                      (131)
--------------------------------------------------------------------------------- ---------------------
OTHER, PRINCIPALLY UNEARNED COMPENSATION
Balance, beginning of year                                                                  (289)
Issuance of restricted stock,  net of amortization                                          (198)
Other                                                                                         (2)
--------------------------------------------------------------------------------- ---------------------
Balance, end of period                                                                      (489)
--------------------------------------------------------------------------------- ---------------------
TOTAL COMMON STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING                          $12,183               641,015
================================================================================= ===========================================
TOTAL STOCKHOLDERS' EQUITY                                                               $12,858
================================================================================= =====================


See Notes to Condensed Consolidated Financial Statements.

                      TRAVELERS GROUP INC. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)


THREE MONTHS ENDED MARCH 31,                                                                     1997                   1996
-------------------------------------------------------------------------------------- -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes and minority interest                                             $  1,068                 $  800
Adjustments to reconcile income before income
    taxes  and  minority  interest  to net  cash  provided  by  (used  in)  operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force             354                    190
    Additions to deferred policy acquisition costs                                               (446)                  (231)
    Depreciation and amortization                                                                  92                     87
    Provision for consumer finance credit losses                                                   72                     68
    Changes in:
       Trading securities, net                                                                    474                  1,084
       Securities borrowed, loaned and repurchase agreements, net                                 874                    295
       Brokerage receivables net of brokerage payables                                         (1,728)                (2,110)
       Insurance policy and claims reserves                                                       313                   (153)
       Other, net                                                                                (435)                 1,179
-------------------------------------------------------------------------------------- -------------------- --------------------
Net cash provided by (used in) operations                                                         638                  1,209
Income taxes paid                                                                                (172)                  (178)
-------------------------------------------------------------------------------------- -------------------- --------------------
  Net cash provided by (used in) operating activities                                             466                  1,031
-------------------------------------------------------------------------------------- -------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Consumer loans originated or purchased                                                         (1,044)                  (609)
Consumer loans repaid or sold                                                                     666                    599
Purchases of fixed maturities and equity securities                                            (7,083)                (5,456)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                                     6,278                  4,035
  Mortgage loans                                                                                   23                    110
  Real estate and real estate joint ventures                                                       16                     56
Proceeds from maturities of investments:
  Fixed maturities                                                                                874                    641
  Mortgage loans                                                                                  149                    195
Other investments, primarily short-term, net                                                     (579)                  (294)
Other, net                                                                                       (121)                  (124)
-------------------------------------------------------------------------------------- -------------------- --------------------
  Net cash provided by (used in) investing activities                                            (821)                  (847)
-------------------------------------------------------------------------------------- -------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                   (117)                   (99)
Treasury stock acquired                                                                          (242)                  (164)
Stock tendered for payment of withholding taxes                                                   (97)                   (87)
Issuance of long-term debt                                                                        316                    650
Payments and redemptions of long-term debt                                                       (742)                  (210)
Net change in  short-term  borrowings  (including  investment  banking and  brokerage           1,090                   (532)
borrowings)
Contractholder fund deposits                                                                      798                    802
Contractholder fund withdrawals                                                                  (727)                (1,085)
Other, net                                                                                        (16)                    92
-------------------------------------------------------------------------------------- -------------------- --------------------
  Net cash provided by (used in) financing activities                                             263                   (633)
-------------------------------------------------------------------------------------- -------------------- --------------------
Change in cash and cash equivalents                                                               (92)                  (449)
Cash and cash equivalents at beginning of period                                                1,868                  1,866
-------------------------------------------------------------------------------------- -------------------- --------------------
Cash and cash equivalents at end of period                                                    $ 1,776                $ 1,417
-------------------------------------------------------------------------------------- -------------------- --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                     $    613               $    491
====================================================================================== ==================== ====================


See Notes to Condensed Consolidated Financial Statements.

                      TRAVELERS GROUP INC. and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying condensed consolidated financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited and include the accounts of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     On April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Services Inc. all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

2.   AETNA P&C ACQUISITION - PRO FORMA RESULTS OF OPERATIONS
     -------------------------------------------------------

     The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the three months ended March 31, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                                     Three Months Ended
                                                      March 31, 1996*
                                                 ---------------------------
     (in millions, except per share data)
     Revenues                                              $6,115
     Net income                                            $  651
     Net income per common share                           $ 0.98

* Historical results of Aetna P&C for the first quarter of 1996 include $307 million ($200 million after tax) of realized investment gains.

3.   CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED
     -------------------------------------------------------------------------

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

4.   EARNINGS PER SHARE
     ------------------

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

     FAS No. 128 supersedes Opinion 15 and related accounting interpretations and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma amounts computed using this Statement in the notes to the financial statements in periods prior to required adoption.

     On a pro forma basis, for the three months ended March 31, 1997 and 1996 basic EPS is $1.01 and $0.81, respectively, and diluted EPS is $0.96 and $0.77, respectively.

5.   DEBT
     ----

     Investment banking and brokerage borrowings consisted of the following:

     (millions)                        MARCH 31, 1997   December 31, 1996
     ----------                        ---------------  -----------------
     Commercial paper                       $3,421            $3,028
     Bank loans and other borrowings           331               189
                                         ------------       -----------
                                            $3,752            $3,217
                                         ============       ===========

     Investment banking and brokerage borrowings are short term and include commercial paper and bank loans and other borrowings used to finance Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The bank loans and other borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney, through its subsidiary Smith Barney Inc., has a commercial paper program that consists of both discounted and interest-bearing paper.
     Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

     Short-term borrowings consisted of commercial paper outstanding as follows:

     (millions)                          MARCH 31, 1997     December 31, 1996
     ----------                          --------------     -----------------
     Commercial Credit Company               $2,112               $1,482
     Travelers Property Casualty Corp.            -                   25
     The Travelers Insurance Company              -                   50
                                          ------------          -----------
                                             $2,112               $1,557
                                          ============          ===========

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

     TRV, CCC and TIC have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently, $100 million is allocated to TRV, $850 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997, this requirement was exceeded by approximately $4.5 billion. At March 31, 1997, there were no borrowings outstanding under this facility.

     As of May 6, 1997 CCC also has a committed and available revolving credit facility on a stand-alone basis of $2.4 billion, which expires in May 2002.

     CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1997, CCC would have been able to remit $315 million to its parent under its most restrictive covenants.

     TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997, this requirement was exceeded by approximately $3.0 billion. At March 31, 1997, there were no borrowings outstanding under this facility.

     Long-term debt, including its current portion, consisted of the following:

     (millions)                           MARCH 31, 1997     December 31, 1996
     ----------                           --------------     -----------------
     Travelers Group Inc.                      $1,699               $1,903
     Commercial Credit Company                  5,400                5,750
     Smith Barney Holdings Inc.                 2,485                2,369
     Travelers Property Casualty Corp.          1,249                1,249
     The Travelers Insurance Group Inc.            49                   56
                                            ------------          -----------
                                              $10,882              $11,327
                                            ============          ===========

     During the first three months of 1997, Smith Barney issued $316 million of notes with varying interest rates and maturities.

     Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999, and has a $500 million, 364-day revolving credit agreement that extends through May 1997. Any amounts outstanding on the 364-day revolving credit agreement's termination date of May 1997 are due in May 1998. At March 31, 1997, there were no borrowings outstanding under either facility.

     Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At March 31, 1997, Smith Barney would have been able to remit approximately $718 million to TRV under its most restrictive covenants.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $100 million has been paid during the first quarter of 1997.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP has received $80 million of dividends from its insurance subsidiaries during the first three months of 1997.

6.   CONTINGENCIES
     -------------

     Certain subsidiaries of the Company are in arbitration with underwriters at Lloyd's of London (Lloyd's) in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability to aggregate asbestos claims under a market agreement between Lloyd's and those subsidiaries or under the applicable reinsurance treaties. The Company believes that the outcome of the arbitration is not likely to have a material adverse effect on its results of operations, financial condition or liquidity.

     It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

     The reserves carried for environmental and asbestos claims at March 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     In the ordinary course of business TRV and/or its subsidiaries are also defendants or co-defendants in various litigation matters, other than those described above. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                             Three Months Ended March 31,
                                          ----------------------------------
(In millions, except per share amounts)       1997                  1996
----------------------------------------------------------------------------
Revenues                                     $5,928                $4,515
                                          ==============       =============

Net income                                  $   642               $   520
                                          ==============       ==============
Earnings per share:
  Net income                                $  0.96               $  0.77
                                          ==============       =============
Weighted average number of
   common shares outstanding
   and common stock equivalents               646.5                 637.5
                                          ==============       =============


ACQUISITION
As discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of Travelers Group Inc. (TRV), completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Services Inc. (Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity). Travelers Indemnity along with Aetna P&C are the primary vehicles through which the Company engages in the property and casualty insurance business.

RESULTS OF OPERATIONS
Consolidated net income for the quarter ended March 31, 1997 was $642 million, and includes reported investment portfolio gains of $9 million after tax and minority interest. This compares with net income of $520 million in the 1996 period, which included reported investment portfolio gains of $40 million after tax. Excluding portfolio gains and losses, net income for the first quarter of 1997 was 32% above the comparable period in 1996, primarily reflecting increased earnings in the insurance operations, the inclusion of the post-acquisition results of operations of Aetna P&C and improved performance at Smith Barney.

The following discussion presents in more detail each segment's performance.

          SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
          ------------------------------------------------------------------

INVESTMENT SERVICES

                                  Three Months Ended March 31,
                         -----------------------------------------------
                                 1997                     1996
------------------------------------------------------------------------
(millions)               REVENUES    NET INCOME   Revenues    Net Income
------------------------------------------------------------------------

Smith Barney               $2,105          $239     $1,957          $224
========================================================================


SMITH BARNEY
Smith Barney reported net income of $239 million for the three months ended March 31, 1997 as strong market activity prevailed through much of the quarter before slowing in March. This represented a 7% increase over the $224 million reported in the 1996 first quarter. Smith Barney's return on equity of 33.8% for the first quarter of 1997 continues to be among the highest of its industry peer group. Pre-tax profit margins increased to 24.2% in the first quarter of 1997, up from 22.8% in the comparable prior year period.

SMITH BARNEY REVENUES

                                                Three Months ended March 31,
                                              --------------------------------
(millions)                                           1997         1996
------------------------------------------------------------------------------

Commissions                                          $607         $605
Asset management and administration fees              376          317
Investment banking                                    264          277
Principal transactions                                264          278
Interest income, net*                                 117           95
Other income                                           33           35
==============================================================================
Net revenues*                                      $1,661       $1,607
==============================================================================

* Net of interest expense of $444 million and $350 million for the three-month period ended March 31, 1997 and 1996, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense, increased 3% to $1.661 billion for the 1997 first quarter compared to $1.607 billion in the 1996 first quarter. Commission revenues were $607 million in the 1997 first quarter, slightly ahead of the $605 million in the 1996 comparable period, reflecting strong activity in listed and over-the-counter securities, partially offset by declines in options and mutual fund commissions. Annualized retail gross production per Financial Consultant rose 8% to a record $392,000. Smith Barney currently has a sales force of approximately 10,500 registered Financial Consultants working out of 443 domestic retail offices.

Asset management and administration fees rose 19% to a record $376 million, reflecting broad growth in all recurring fee-based products -- led by a 30% increase in managed accounts, a 24% increase in Consulting Group revenues, and a 10% increase in mutual fund and money market fund revenues. At March 31, 1997 internally managed assets reached a record $115.5 billion, and total fee-based assets under management were a record $162.5 billion, up 13% and 16%, respectively, from the comparable 1996 period.

Investment banking revenues totaled $264 million, a 5% decline over the comparable 1996 period, primarily reflecting lower investment banking advisory fees. Underwriting revenues were unchanged from the comparable 1996 period with a decline in equity underwritings offset by an increase in fixed income and other underwritings.

Principal transaction revenues were $264 million in the first quarter of 1997, a 5% decline over the comparable 1996 period, primarily because of a decline in taxable fixed income and equity trading, that was offset to some extent by an increase in municipal trading.

Net interest income reached $117 million, up 23% over the comparable 1996 period. The increase is primarily due to increased margin lending to clients and increased taxable fixed income inventories.

Total expenses, excluding interest, increased less than 2% to $1.260 billion in the 1997 first quarter from $1.240 billion in the comparable 1996 period.
Smith Barney's ratio of non-compensation expenses to net revenues was 20.7%
for the first quarter of 1997 compared to 20.3% in the comparable 1996 period. Smith Barney's ratio of compensation and benefit expense declined to 55.1% of net revenues, from 56.8% in the prior year period.

Smith Barney's business is significantly affected by the levels of activity in the securities markets, which in turn are affected by the level and trend of interest rates, the general state of the economy and the national and worldwide political environments, among other factors. An increasing interest rate environment could have an adverse impact on Smith Barney's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and public entities of issuing public debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector -- accompanied by an increase in the demand for capital -- and an increase in the capacity of individuals to invest. A declining interest rate environment could favorably impact Smith Barney's business. Smith Barney's asset management business provides a more predictable and steady income stream than its other businesses. Smith Barney continues to maintain tight expense controls which management believes will help the firm weather periodic downturns in market conditions.

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

Note 19 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report describes Smith Barney's activities in derivative financial instruments, which are used primarily to facilitate customer transactions.

ASSETS UNDER MANAGEMENT

                                                      At March 31,
                                                ----------------------
          (billions)                                  1997    1996
          ------------------------------------------------------------
          Smith Barney                              $115.5     $102.2
          Travelers Life and Annuity (1)              21.4       21.6
          ------------------------------------------------------------
          Total Assets Under Management (2)         $136.9     $123.8
          ============================================================

(1) Part of the Life Insurance Services segment.
(2) Excludes assets under management at RCM Capital Management of $24.9 billion in 1996 (sold in June 1996).

CONSUMER FINANCE SERVICES

                                      Three Months Ended March 31,
                           ---------------------------------------------------
(millions)                         1997                      1996
------------------------------------------------------------------------------
                           REVENUES    NET INCOME    Revenues    Net income
------------------------------------------------------------------------------

Consumer Finance Services      $377           $47        $348           $56
==============================================================================

Earnings in the first quarter of 1997 were lower than the comparable period in 1996, as expected -- reflecting a higher provision for loan losses in the 1997 quarter and favorable insurance experience in the 1996 quarter.

Consumer finance receivables, net of unearned finance charges grew $375.5 million during the first quarter of 1997, which represents an annualized growth rate of 19%. This growth occurred primarily in real estate loans generated through the Company's 857 branch office network and through Primerica Financial Services (PFS).

Total net receivables were a record $8.447 billion at March 31, 1997, a 16% increase from the prior year. The average yield, at 14.65%, was lower than the 1996 quarter's yield of 15.43%, mainly because of a shift in the portfolio mix toward lower-risk / lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.--SM) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $972 million, up from $907 million at year-end 1996, as a result of strong credit card originations.

Delinquencies in excess of 60 days were 2.25% as of March 31, 1997 -- lower than the 2.38% at the end of 1996 and slightly higher than the 2.21% at the end of the first quarter of 1996. The charge-off rate remained relatively flat at 2.95%, compared to the 1996 fourth quarter, but was higher than the comparable 1996 period's rate of 2.87%. This continues to reflect a high level of personal bankruptcies throughout the credit industry. Reserves as a percentage of net receivables remained at 2.97%, unchanged from year-end 1996 but up from 2.88% in the 1996 first quarter.

                                                    As of, or for, the
                                               Three Months Ended March 31,
                                         ---------------------------------------
                                                  1997              1996
                                         ---------------------------------------
Allowance for credit losses as % of
  net outstandings                                2.97%             2.88%

Charge-off rate for the period                    2.95%             2.87%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end              2.25%             2.21%

LIFE INSURANCE SERVICES

                                           Three Months Ended March 31,
                                   ---------------------------------------------
                                           1997                    1996
                                   ---------------------------------------------
(millions)                         REVENUES   NET INCOME   Revenues   Net income
--------------------------------------------------------------------------------
Travelers Life and Annuity (1)         $618         $ 105      $577         $ 86
Primerica Financial Services (2)        375            79       355           71
--------------------------------------------------------------------------------
Total Life Insurance Services          $993          $184      $932         $157
================================================================================

(1) Net income includes $4 million and $3 million, respectively, of reported investment portfolio gains.

(2) Net income includes $1 million and $6 million, respectively, of reported investment portfolio gains.

TRAVELERS LIFE AND ANNUITY
Travelers Life and Annuity consists of annuity, life and health products marketed by The Travelers Insurance Company (TIC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Smith Barney Financial Consultants and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before portfolio gains increased 22% to $101 million in the first quarter of 1997, from $83 million in the comparable 1996 period. Improved earnings were largely driven by strong investment income, reflecting repositioning of the investment portfolio over the past year. Earnings growth attributable to strong sales of recently introduced products -- including less capital-intensive variable life insurance and annuities -- was partially offset by the gradual decline in the amount of higher margin business written several years ago.

Deferred annuity policyholder account balances and benefit reserves at March 31, 1997 were $13.5 billion compared to $11.7 billion at March 31, 1996. Net written premiums and deposits were $573.8 million in the first quarter of 1997, up 18% from $487.7 million in the 1996 first quarter. Strong sales through Copeland, Smith Barney and a nationwide network of independent agents, reflect the company's ongoing effort to build market share by strengthening relationships in key distribution channels.
Future sales may also benefit from Moody's recently announced upgrade of The Travelers Insurance Company's financial strength rating to Aa3.

Payout and group annuity net premiums and deposits (excluding those of affiliates) totaled $647.2 million in the first quarter of 1997, up 35% from $478.9 million in the first quarter of 1996, reflecting significantly higher sales of variable rate guaranteed investment contracts. Policyholder account balances and reserves declined to $11.1 billion at March 31, 1997, down from $11.7 billion at March 31, 1996, but up $0.2 billion from year-end 1996, reflecting the run-off of low margin guaranteed investment contracts written in prior years offset by the strong sales of new variable rate guaranteed investment contracts.

Face amount of individual life insurance issued during the first quarter of 1997 was $1.5 billion, even with the first quarter of 1996, bringing total life insurance in force to $50.5 billion at March 31, 1997. Direct written premiums and deposits (excluding single premium policies) for individual life insurance were $73.1 million, up 5% in the first quarter of 1997 as compared to $69.9 million in the first quarter of 1996.

Net written premiums for the growing long-term care insurance line were $43.9 million in the first quarter of 1997, compared to $27.7 million in the first quarter of 1996 as a result of record sales during the quarter, which improved 55% over the 1996 period.

PRIMERICA FINANCIAL SERVICES
Earnings before portfolio gains for the first quarter of 1997 increased 20% to $78 million from $65 million in the 1996 first quarter, reflecting significantly higher sales of mutual funds and consumer loans as well as continued growth in life insurance in force and favorable mortality experience.

Face amount of new term life insurance sales was $12.0 billion in the first quarter of 1997, relatively even with the $12.3 billion in the comparable 1996 quarter but lower than the $13.1 billion in the fourth quarter of 1996. Life insurance in force reached $361.5 billion at March 31, 1997, up from $350.4 billion at March 31, 1996, and continued to reflect good policy persistency.

Sales of mutual funds (at net asset value) were $722 million for the first quarter of 1997, a 27% increase over first quarter 1996 sales of $567 million, reflecting strong customer demand in the U.S. and Canada. Nearly 32% of U.S. sales were from the Smith Barney products, predominantly The Concert Series--SM, which PFS first introduced to its market in March 1996. Net receivables from $.M.A.R.T.--SM and $.A.F.E.--SM consumer loans continued to advance to $1.696 billion at the end of the first quarter of 1997, up 11% from $1.524 billion at the end of the 1996 fourth quarter and up 34% from $1.268 billion at the end of the 1996 first quarter. Earnings and assets relating to these consumer loans are included in the Consumer Finance segment. The PFS Secure--SM home and auto insurance products -- issued through TAP -- continue to experience growth in applications and policies, and as of March 31, 1997, had been introduced in 37 states and was sold through 7,094 agents licensed to sell the product.

PROPERTY & CASUALTY INSURANCE SERVICES


                                                        Three Months Ended March 31,
                                              ---------------------------------------------------
(millions)                                                1997                        1996
-------------------------------------------------------------------------------------------------
                                                                  NET                        Net
                                                REVENUES        INCOME       Revenues      income
                                                                (LOSS)                     (loss)
-------------------------------------------------------------------------------------------------
Commercial (1) (2)                              $  1,624         $201          $  805       $ 94
Personal (1) (3)                                     805          105             373         22
Financing costs and other (1)                          2          (33)              -          -
Minority interest                                      -          (49)              -          -
-------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services      $2,431         $224          $1,178       $116
=================================================================================================


(1)  Before minority interest.
(2) Net income includes $8 million and $21 million, respectively, of reported investment portfolio gains.
(3) Net income includes $3 million of reported investment portfolio losses in 1997.

Segment earnings exclude the property and casualty operations of Aetna P&C prior to its acquisition on April 2, 1996. Certain production statistics related to Aetna P&C operations are provided for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

For purposes of computing GAAP combined ratios, fee income is now allocated as a reduction of losses and loss adjustment expenses and other underwriting expenses. Previously fee income was included with premiums for purposes of computing GAAP combined ratios. The 1996 GAAP combined ratios have been restated to conform to the current year's presentation.

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

COMMERCIAL LINES
Earnings before portfolio gains/losses increased 166% to $193 million in the first quarter of 1997 from $73 million in the first quarter of 1996, primarily reflecting the post-acquisition results of operations of Aetna P&C and the benefits of expense reduction initiatives associated with the integration of the two companies.

Catastrophe losses, after taxes and reinsurance, in the first quarter of 1997 were $4.9 million (primarily related to tornadoes in the Midwest), compared to catastrophe losses of $6.0 million in the comparable 1996 period.

Commercial Lines net written premiums for the first quarter of 1997 totaled $1.338 billion, up $698 million from $640 million for the first quarter of 1996, reflecting the acquisition of Aetna P&C, offset in part by the highly competitive conditions in the marketplace and the Company's continuing focus on profitability. In addition, the first quarter of 1997 net written premiums included $142 million due to a change to conform Aetna P&C's and Travelers Indemnity and its subsidiaries (Travelers P&C's) methods of recording certain net written premiums. Previously, Aetna P&C had recorded written premiums when the premiums were billed. The Company conformed the Aetna P&C method to the Travelers P&C method of recording written premiums when the policies are written. The effect of this change on the condensed consolidated financial statements was not significant. The Commercial Lines marketplace continues to be highly competitive, although the broader industry and product line expertise of the combined company contributed to solid performance in the specialty and small accounts market segments.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first quarter of 1997 totaled $1.338 billion, compared to $1.253 billion for the first quarter of 1996. This increase in net written premiums was due to the conforming change outlined above, offset somewhat by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

Fee income for the first quarter of 1997 was $97 million, a $4 million increase from the first quarter of 1996. This increase was the result of the acquisition of Aetna P&C, mostly offset by the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of customers.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. National accounts net written premiums of $221.6 million for the first quarter of 1997 increased $25.7 million from the first quarter of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $221.6 million for the first quarter of 1997 compared to $274.3 million for the first quarter of 1996. This decrease reflected the competitive marketplace.

National Accounts new business and business retention ratio were significantly higher in the first quarter of 1997 compared to the first quarter of 1996, reflecting an unusually low level of new business as well as an unusually low retention ratio in the first quarter of 1996.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $560.5 million in the 1997 first quarter compared to $201.6 million in the 1996 first quarter. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $560.5 million in the 1997 first quarter compared to $440.9 million in the 1996 first quarter. This increase reflected an increase of $127.0 million due to the change to conform Aetna P&C's with Travelers P&C's methods of recording certain net written premiums and the continued growth in programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. For the first quarter of 1997, new premium business in Commercial Accounts has significantly improved compared to the first quarter of 1996, reflecting the acquisition of Aetna P&C and continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first quarter of 1997 has moderately improved compared to the 1996 first quarter. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $363.7 million in the first quarter of 1997 compared to $140.9 million in the first quarter of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2,

1996 for comparative purposes only), Select Accounts net written premiums of $363.7 million for the first quarter of 1997 were $1.7 million above the first quarter of 1996 premium levels. This increase reflects an increase of $15.0 million due to the change to conform Aetna P&C's with Travelers P&C's methods of recording certain net written premiums, mostly offset by the competitive marketplace. New premium business in Select Accounts was moderately higher in the 1997 first quarter compared to the 1996 first quarter, which reflected an increase due to the acquisition of Aetna P&C, partially offset by the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the 1997 first quarter compared to the 1996 first quarter, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $192.6 million in the 1997 first quarter compared to $101.6 million in the 1996 first quarter. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $192.6 million in the 1997 first quarter compared to $175.5 million in the 1996 first quarter. The growth is primarily attributable to increased writings of its excess and surplus lines business.

The statutory combined ratio for Commercial Lines in the first quarter of 1997 was 109.1% compared to 108.5% in the first quarter of 1996. The GAAP combined ratio for Commercial Lines in the first quarter of 1997 was 107.4% compared to 107.8% in the first quarter of 1996.

PERSONAL LINES Earnings before portfolio gains/losses increased 386% to $108 million in the first quarter of 1997 from $22 million in the first quarter of 1996. Results for the 1996 first quarter reflect the impact of catastrophe losses, after taxes and reinsurance, of $18 million. The strong operating earnings reflect the post-acquisition results of operations of Aetna P&C, the continued favorable prior year loss reserve development in personal automobile lines and no catastrophe losses in 1997.

Net written premiums in the 1997 first quarter were $774.9 million, compared to $341.2 million in the first quarter of 1996. This increase primarily reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first quarter of 1997 totaled $774.9 million compared to $657.5 million for the first quarter of 1996. This increase reflects a change in reinsurance agreements, growth in the affinity marketing and Secure--SM programs, and good retention in traditional markets.

The statutory combined ratio for Personal Lines in the first quarter of 1997 was 90.1% compared to 105.3% in the 1996 first quarter. The GAAP combined ratio for Personal Lines in the first quarter of 1997 was 88.6% compared to 103.5% in the 1996 first quarter. The decrease in the combined ratios in 1997 was due to the favorable prior year loss development, primarily in the automobile bodily injury line and no catastrophe losses in 1997.

FINANCING COSTS AND OTHER
The primary component for the 1997 first quarter was interest expense of $26 million after tax, reflecting financing costs associated with the acquisition of Aetna P&C.

ENVIRONMENTAL CLAIMS
The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 1997, approximately 12% of the net environmental reserves (i.e., approximately $143 million) are case reserves for resolved claims. The balance, approximately 88% of the net environmental reserves (i.e., approximately $1.070 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996.

ENVIRONMENTAL LOSSES                  THREE MONTHS ENDED     Three Months Ended
(millions)                              MARCH 31, 1997         March 31, 1996
                                      ------------------     ------------------
Beginning reserves:
  Direct                                   $  1,369                  $454
  Ceded                                        (127)                  (50)
                                          -----------           -----------
  Net                                         1,242                   404
Incurred losses and loss expenses:
  Direct                                         18                    20
  Ceded                                          (1)                   (3)
Losses paid:
  Direct                                         50                    35
  Ceded                                          (4)                   (1)
Ending reserves:
  Direct                                      1,337                   439
  Ceded                                        (124)                  (52)
                                          -----------           -----------
  Net                                        $1,213                  $387
                                          ===========           ===========


ASBESTOS CLAIMS
At March 31, 1997, approximately 24% of the net asbestos reserves (i.e., approximately $252 million) are for pending asbestos claims. The balance, approximately 76% (i.e., approximately $805 million) of the net asbestos reserves, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

ASBESTOS LOSSES                      THREE MONTHS ENDED    Three Months Ended
(millions)                             MARCH 31, 1997        March 31, 1996
                                     ------------------    ------------------
Beginning reserves:
  Direct                                 $  1,443                 $695
  Ceded                                      (370)                (293)
                                        -----------           -----------
  Net                                       1,073                  402
Incurred losses and loss expenses:
  Direct                                       20                   16
  Ceded                                        (7)                  (5)
Losses paid:
  Direct                                       52                   24
  Ceded                                       (23)                 (18)
Ending reserves:
  Direct                                    1,411                  687
  Ceded                                      (354)                (280)
                                        -----------           -----------
  Net                                      $1,057                 $407
                                        ===========           ===========


UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES
It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At March 31, 1997, approximately 19% of the net CIOTA reserves (i.e., approximately $214 million) are for pending CIOTA claims. The balance, approximately 81% (i.e., approximately $903 million) of the net CIOTA reserves, represents incurred but not yet reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA LOSSES                         THREE MONTHS ENDED    Three Months Ended
(millions)                             MARCH 31, 1997        March 31, 1996
                                     ------------------    ------------------
Beginning reserves:
  Direct                                   $1,560                 $374
  Ceded                                      (446)                   -
                                         -----------          -----------
  Net                                       1,114                  374
Incurred losses and loss expenses:
  Direct                                        6                   21
  Ceded                                         -                    -
Losses paid:
  Direct                                        8                    8
  Ceded                                        (5)                   -
Ending reserves:
  Direct                                    1,558                  387
  Ceded                                      (441)                   -
                                         -----------          -----------
  Net                                      $1,117                 $387
                                         ===========          ===========

CORPORATE AND OTHER

                                       Three Months Ended March 31,
                               ----------------------------------------------
(millions)                             1997                    1996
-----------------------------------------------------------------------------
                                           NET INCOME              Net income
                               REVENUES    (EXPENSE)   Revenues    (expense)
-----------------------------------------------------------------------------
Total Corporate and Other(1)        $22         $(52)      $100         $(33)
=============================================================================

(1) Net income (expense) includes $10 million of reported investment portfolio gains in 1996.

Corporate expenses (before reported portfolio gains) as a percentage of operating earnings were down in the first quarter of 1997 compared to the first quarter of 1996. Increased interest costs associated with higher debt levels in 1997 were partially offset by lower staff expenses in the corporate segment, including the allocation of additional expenses to other operating segments.

LIQUIDITY AND CAPITAL RESOURCES

TRV services its obligations primarily with dividends and other advances that it receives from subsidiaries. The subsidiaries' dividend-paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. TRV believes it will have sufficient funds to meet current and future commitments. Each of TRV's major operating subsidiaries finances its operations on a stand-alone basis consistent with its capitalization and ratings.

TRAVELERS GROUP INC. (TRV)
TRV issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding.

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently $100 million is allocated to TRV, $850 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997 this requirement was exceeded by approximately $4.5 billion. At March 31, 1997, there were no borrowings outstanding under this facility.

Currently, TRV has unused credit availability of $100 million under the five-year revolving credit facility. TRV may borrow under this revolving credit facility at various interest rate options and compensates the banks for the facility through commitment fees.

TRV as of May 7, 1997, had $1.0 billion available for debt offerings under its shelf registration statements.

TRAVELERS PROPERTY CASUALTY CORP. (TAP)
TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997, this requirement was exceeded by approximately $3.0 billion. At March 31, 1997 there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP has received $80 million of dividends from its insurance subsidiaries during the first three months of 1997.

TAP as of May 7, 1997, had $750 million available for debt offerings under its shelf registration statement.

COMMERCIAL CREDIT COMPANY (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of May 6, 1997 CCC has unused credit availability of $3.250 billion under five-year revolving credit facilities, including the $850 million referred to above. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1997, CCC would have been able to remit $315 million to its parent under its most restrictive covenants.

CCC as of May 7, 1997, had $550 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements.

SMITH BARNEY HOLDINGS INC. (SMITH BARNEY) Smith Barney funds its day-to-day operations through the use of commercial paper, collateralized and uncollateralized borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.0 billion revolving credit agreement with a bank syndicate that extends through May 1999, and has a $500 million 364-day revolving credit agreement with a bank syndicate that extends through May 1997. Any amounts outstanding on the 364-day revolving credit agreement's termination date of May 1997 are due in May 1998. At March 31, 1997, there were no borrowings outstanding under either facility. Smith Barney expects to amend these facilities to extend the maturities and amounts available. Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

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

Smith Barney is limited by covenants in its revolving credit facility as to the amount of dividends that may be paid to TRV. At March 31, 1997, Smith Barney would have been able to remit approximately $718 million to TRV under its most restrictive covenants.

Smith Barney completed the following long-term debt offerings in 1997 and, as of May 7, 1997, had $684 million available for debt offerings under its shelf registration statement:

     - S&P 500 Equity Linked Notes due March 11, 2002.........$ 66 million
     -  7% Notes due March 15, 2004...........................$250 million

SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Smith Barney engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield interest spreads, generally ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly depending primarily on levels of activity in the bond markets, but would have a relatively smaller impact on net income.

THE TRAVELERS INSURANCE COMPANY (TIC)
At March 31, 1997, TIC had $22.9 billion of life and annuity product deposit funds and reserves. Of that total, $12.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.5 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.6 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.3 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 5.4%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.5 billion of liabilities is surrenderable without charge. More than 18% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. Currently, TIC has unused credit availability of $50 million under the five-year revolving credit facility referred to above.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $100 million has been paid during the first quarter of 1997.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No.125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this Statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAS No. 128 supersedes Opinion 15 and related accounting interpretations and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma amounts computed using this Statement in the notes to the financial statements in periods prior to required adoption.

On a pro forma basis, for the three months ended March 31, 1997 and 1996 basic EPS is $1.01 and $0.81, respectively, and diluted EPS is $0.96 and $0.77, respectively.

                                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            For information concerning several purported class action lawsuits filed against Smith Barney Inc. in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the first paragraph under the heading "Smith Barney" on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the third full paragraph on page 83 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In March 1997, plaintiffs filed a petition for certiorari with the U.S. Supreme Court.

            For information concerning actions filed against a number of broker-dealers, including Smith Barney Inc., relating to trading practices on the National Association of Securities Dealers Automated Quotation system, see the descriptions that appear in the third paragraph on page 16 of the Quarterly Report on Form 10-Q of Smith Barney Holdings Inc. for the quarter ended September 30, 1994, the last full paragraph on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the fourth full paragraph on page 83 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In November 1996, a class of plaintiffs was certified and in April 1997, the class was expanded to include institutional plaintiffs.

            For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22, 1996 of Travelers Property Casualty Corp., the second paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the second paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the second paragraph on page 84 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In April 1997, the purported class of Texas workers' compensation insureds that filed a petition to intervene in Travelers Indemnity
                                                            -------------------
Company of Connecticut v. Texas Workers Compensation Insurance Facility withdrew
-----------------------------------------------------------------------
its claims against the Company's subsidiaries. However, in May 1997, such purported class filed a second amended petition in intervention alleging substantially the same claims as the original petition but covering the periods from 1992 through 1994.

            For information concerning purported class actions filed against Primerica Financial Services Inc., a subsidiary of the Company, in connection with the purchase by individuals of interests in oil and gas rights owned by Basic Energy and Affiliated Resources Inc. and a related complaint filed by the National Association of Securities Dealers, Inc. (the "NASD"), see the descriptions that appear in the second paragraph on page 30 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and the third paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form

10-Q. The parties have reached settlements with the NASD and, subject to court approval, in all of the class actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on April
23, 1997. At the meeting, (i) an amendment to the Company's Certificate of Incorporation to declassify the Board of Directors was approved, (ii) 21 persons were elected as directors of the Company and (iii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1997 was ratified. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.


                                          FOR            AGAINST/WITHHELD            ABSTAINED     BROKER NON-VOTES
                                        ------           ----------------            ---------     ----------------
APPROVAL OF AMENDMENT TO
CERTIFICATE OF
INCORPORATION:                          500,377,223             5,325,036            3,541,420        67,000,162

ELECTION OF DIRECTORS:
  NOMINEE
  -------
  C. Michael Armstrong                  572,526,217             3,717,624
  Judith Arron                          572,855,715             3,388,126
  Kenneth J. Bialkin                    568,657,353             7,586,488
  Edward H. Budd                        571,726,752             4,517,089
  Joseph A. Califano, Jr.               572,847,317             3,396,524
  Douglas D. Danforth                   572,987,617             3,256,224
  Robert F. Daniell                     573,229,945             3,013,896
  James Dimon                           572,896,174             3,347,667
  Leslie B. Disharoon                   573,239,810             3,004,031
  The Hon. Gerald R. Ford               572,633,685             3,610,156
  Thomas Jones                          573,153,960             3,089,881
  Ann Dibble Jordan                     573,021,594             3,222,247
  Robert I. Lipp                        572,916,430             3,327,411
  Michael Masin                         573,201,544             3,042,297
  Dudley C. Mecum                       573,217,956             3,025,885
  Andrall E. Pearson                    573,098,260             3,145,581
  Frank J. Tasco                        573,162,075             3,081,766
  Linda J. Wachner                      558,501,180            17,742,661
  Sanford I. Weill                      572,891,273             3,352,568
  Joseph R. Wright, Jr.                 573,055,429             3,188,412
  Arthur Zankel                         573,161,306             3,082,535

RATIFICATION OF AUDITORS:               573,599,621             1,142,395            1,501,825                  0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

                           See Exhibit Index.

                  (b)  Reports on Form 8-K:

                           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                                    EXHIBIT INDEX
                                                    -------------

 EXHIBIT                                                                                            FILING
 NUMBER           DESCRIPTION OF EXHIBIT                                                            METHOD
 -------          ----------------------                                                            ------
 3.01             Restated  Certificate  of  Incorporation  of  Travelers  Group  Inc.  (the        Electronic
                  "Company"), Certificate of Designation of Cumulative
                  Adjustable Rate Preferred Stock, Series Y, Certificate of
                  Amendment to the Restated Certificate of Incorporation, filed
                  April 24, 1996, and Certificate of Amendment to the Restated
                  Certificate of Incorporation, filed April 23, 1997.

 3.02             By-Laws of the Company as amended and restated as of April 23,                   Electronic
                  1997.

 11.01            Computation of Earnings Per Share.                                                Electronic

 12.01            Computation of Ratio of Earnings to Fixed Charges.                                Electronic

 27.01            Financial Data Schedule.                                                          Electronic

 99.01            The fourth paragraph on page 26 of the Company's  Quarterly Report on Form        Electronic
                  10-Q for the fiscal quarter ended September 30, 1993, the
                  first paragraph under the heading "Smith Barney" on page 65 of the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995 (the "Company's 1995 10-K"), the first
                  paragraph on page 34 of the Company's Quarterly Report on Form
                  10-Q for the fiscal quarter ended September 30, 1996 (the "Company's
                  9/30/96 10-Q") and the third full paragraph on page 83 of the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 (the "Company's 1996 10-K").

 99.02            The third  paragraph  on page 16 of the  Quarterly  Report on Form 10-Q of        Electronic
                  Smith Barney  Holdings Inc. for the fiscal quarter ended  September 30, 1994, the last full  paragraph on page 65 of the Company's  1995 10-K and the fourth full paragraph on page 83 of the Company's 1996 10-K.

 99.03            The  paragraph  that  begins  on  page  90  and  ends  on  page  91 of the        Electronic
                  Prospectus dated April 22, 1996 of Travelers  Property Casualty Corp., the
                  second  paragraph  on page 35 of the  Company's  Quarterly  Report on Form
                  10-Q for the fiscal quarter ended June 30, 1996, the second  paragraph on page 34 of the Company's  9/30/96 10-Q and the second  paragraph on page 84 of the
                  Company's 1996 10-K.

 99.04            The second paragraph on page 30 of the Company's  Quarterly Report on Form        Electronic
                  10-Q for the fiscal quarter  ended  September 30, 1995,  the fourth  paragraph on page 25 of the  Company's  Quarterly  Report on Form 10-Q for the fiscal quarter ended March 31, 1996 and the third  paragraph on page 34 of the  Company's
                  9/30/96 10-Q.


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


                              TRAVELERS GROUP INC.



Date:  May 13, 1997                            By     /s/ Heidi Miller
                                                  ------------------------------
                                                          Heidi Miller
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)










Date:  May 13, 1997                            By     /s/ Irwin Ettinger
                                                  ------------------------------
                                                          Irwin Ettinger
                                                      Executive Vice President
                                                     (Chief Accounting Officer)

                                                    EXHIBIT INDEX
                                                    -------------

 EXHIBIT                                                                                            FILING
 NUMBER           DESCRIPTION OF EXHIBIT                                                            METHOD
 -------          ----------------------                                                            ------
 3.01             Restated  Certificate  of  Incorporation  of  Travelers  Group  Inc.  (the        Electronic
                  "Company"), Certificate of Designation of Cumulative
                  Adjustable Rate Preferred Stock, Series Y, Certificate of
                  Amendment to the Restated Certificate of Incorporation, filed
                  April 24, 1996, and Certificate of Amendment to the Restated
                  Certificate of Incorporation, filed April 23, 1997.

 3.02             By-Laws of the Company as amended and restated as of April 23,                   Electronic
                  1997.

 11.01            Computation of Earnings Per Share.                                                Electronic

 12.01            Computation of Ratio of Earnings to Fixed Charges.                                Electronic

 27.01            Financial Data Schedule.                                                          Electronic

 99.01            The fourth paragraph on page 26 of the Company's  Quarterly Report on Form        Electronic
                  10-Q for the fiscal quarter ended September 30, 1993, the first paragraph under the heading "Smith Barney" on page 65 of the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995 (the "Company's 1995 10-K"), the first
                  paragraph on page 34 of the Company's Quarterly Report on Form
                  10-Q for the fiscal quarter ended September 30, 1996 (the "Company's
                  9/30/96 10-Q") and the third full paragraph on page 83 of the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 (the "Company's 1996 10-K").

 99.02            The third  paragraph  on page 16 of the  Quarterly  Report on Form 10-Q of        Electronic
                  Smith Barney  Holdings Inc. for the fiscal quarter ended  September 30, 1994, the last full  paragraph on page 65 of the Company's  1995 10-K and the fourth full paragraph on page 83 of the Company's 1996 10-K.

 99.03            The  paragraph  that  begins  on  page  90  and  ends  on  page  91 of the        Electronic
                  Prospectus dated April 22, 1996 of Travelers  Property Casualty Corp., the
                  second  paragraph  on page 35 of the  Company's  Quarterly  Report on Form
                  10-Q for the fiscal quarter ended June 30, 1996, the second  paragraph on page 34 of the Company's  9/30/96 10-Q and the second  paragraph on page 84 of the
                  Company's 1996 10-K.

 99.04            The second paragraph on page 30 of the Company's  Quarterly Report on Form        Electronic
                  10-Q for the fiscal quarter  ended  September 30, 1995,  the fourth  paragraph on page 25 of the  Company's  Quarterly  Report on Form 10-Q for the  fiscal quarter ended March 31, 1996 and the third  paragraph on page 34 of the  Company's
                  9/30/96 10-Q.


      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.