Form 10-K405/A
period 1996-12-31
TRAVELERS GROUP INC
filed 1997-06-26
CIK 831001

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  _________________

                                    FORM 10-K/A-1

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                        OF 1934

                     For the fiscal year ended December 31, 1996

                                             OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                        ACT OF 1934

                   For the transition period from ______ to ______

                                   ________________

                            Commission file number 1-9924
                                   ________________

                                 TRAVELERS GROUP INC.

                (Exact name of registrant as specified in its charter)

                Delaware                               52-1568099
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                   388 Greenwich Street, New York, New York 10013
                (Address of principal executive offices)    (Zip Code)
                                  (212) 816-8000
                 (Registrant's telephone number, including area code)
                                   ________________

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                                which registered
___________________                            ________________________


Common Stock, par value $ .01 per share     New York Stock Exchange and Pacific
                                                      Stock Exchange

Depositary Shares, each representing               New York Stock Exchange
      1/10 of a share of 8.125%
 Cumulative Preferred Stock, Series A

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


    8% Trust Preferred Securities of               New York Stock Exchange
   Subsidiary Trust (and registrant's
     guaranty with respect thereto)

7 3/4% Trust Preferred Securities of               New York Stock Exchange
 Subsidiary Trust (and registrant's
   guaranty with respect thereto)

7 5/8% Trust Preferred Securities of               New York Stock Exchange
 Subsidiary Trust (and registrant's
    guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                          ______     ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 5, 1997 was approximately $34.2 billion.

As of March 5, 1997, 641,379,081 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K/A-1.

Certain portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference into
Part III of this Form 10-K/A-1.

                                   EXPLANATORY NOTE

    This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group 401(k) Savings Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

                                EXHIBIT INDEX
                                _____________

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________

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


10.02.1*        Travelers Group Stock Option Plan (as
                amended and restated as of April 24, 1996).

10.02.2*        Amendment No. 14 to the Travelers Group
                Stock Option Plan, incorporated by
                reference to Exhibit 10.01 to the Company's
                Quarterly Report on Form 10-Q for the
                fiscal quarter ended September 30, 1996
                (File No. 1-9924) (the "Company's September
                30, 1996 10-Q").

10.03*          Travelers Group 1996 Stock Incentive Plan
                (as amended through November 22, 1996).

10.04*          Retirement Benefit Equalization Plan of the
                Company (as amended and restated as of
                January 1, 1994).


10.05*          Letter Agreement between Joseph A.
                Califano, Jr. and the Company, dated
                December 14, 1988, incorporated by
                reference to Exhibit 10.21.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988
                (File No. 1-9924).

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________


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

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________


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

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________



10.18*          Letter Agreement, dated as of January 13,
                1997, between the Company and Jon C.
                Madonna.

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

11.01           Computation of Earnings Per Share.

12.01           Computation of Ratio of Earnings to Fixed
                Charges.

13.01           Pages 32 through 78 of the 1996 Annual
                Report to Stockholders of the Company
                (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

21.01           Subsidiaries of the Company.

23.01           Consent of KPMG Peat Marwick LLP,
                Independent Certified Public Accountants.

23.02**         Accountant's consent to incorporation by       Electronic
                reference of report filed with Exhibit
                99.07.

24.01           Powers of Attorney.

27.01           Financial Data Schedule.

99.01           The fourth paragraph on page 26 of the
                Company's September 30, 1993 10-Q, the
                first paragraph under the heading "Smith
                Barney" on page 65 of the Company's 1995
                10-K and the first paragraph on page 34 of the Company's September 30, 1996 10-Q.

99.02           The third paragraph on page 16 of the
                Quarterly Report on Form 10-Q of Smith
                Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 and the last full paragraph on page 65 of the Company's 1995
                10-K.

99.03           The first paragraph on page 35 of the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the
                "Company's June 30, 1996 10-Q").

99.04           The paragraph that begins on page 2 and
                ends on page 3 of the Company's Current
                Report on Form 8-K dated March 1, 1994.

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________



99.05 The paragraph that begins on page 90 and ends on page 91 of the Prospectus dated
                April 22, 1996 of TAP, the second paragraph on page 35 of the Company's June 30, 1996
                10-Q and the second paragraph on page 34 of the Company's September 30, 1996 10-Q.

99.06           The second paragraph on page 30 of the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's March 31, 1996 10-Q and the third paragraph on page 34 of the Company's
                September 30, 1996 10-Q.

99.07**         1996 Financial Statements of Travelers         Electronic
                Group 401(k) Savings Plan.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan are being filed as an exhibit to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

____________________
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
**   Filed with Form 10-K/A-1.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                      SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1997.

                                            TRAVELERS GROUP INC.
                                            (Registrant)

                                            By:  /s/ Irwin Ettinger

                                                 ----------------------
                                                 Irwin Ettinger
                                                 Executive Vice President

                                      EXHIBIT INDEX
                                      _____________

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________

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

10.02.1*        Travelers Group Stock Option Plan (as
                amended and restated as of April 24, 1996).

10.02.2*        Amendment No. 14 to the Travelers Group
                Stock Option Plan, incorporated by
                reference to Exhibit 10.01 to the Company's
                Quarterly Report on Form 10-Q for the
                fiscal quarter ended September 30, 1996
                (File No. 1-9924) (the "Company's September
                30, 1996 10-Q").

10.03*          Travelers Group 1996 Stock Incentive Plan
                (as amended through November 22, 1996).

10.04*          Retirement Benefit Equalization Plan of the
                Company (as amended and restated as of
                January 1, 1994).

10.05*          Letter Agreement between Joseph A.
                Califano, Jr. and the Company, dated
                December 14, 1988, incorporated by
                reference to Exhibit 10.21.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988
                (File No. 1-9924).

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________




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

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________



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

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________



10.18*          Letter Agreement, dated as of January 13,
                1997, between the Company and Jon C.
                Madonna.

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

11.01           Computation of Earnings Per Share.

12.01           Computation of Ratio of Earnings to Fixed
                Charges.

13.01           Pages 32 through 78 of the 1996 Annual
                Report to Stockholders of the Company
                (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

21.01           Subsidiaries of the Company.

23.01           Consent of KPMG Peat Marwick LLP,
                Independent Certified Public Accountants.

23.02**         Accountant's consent to incorporation by       Electronic
                reference of report filed with Exhibit
                99.07.

24.01           Powers of Attorney.

27.01           Financial Data Schedule.

99.01           The fourth paragraph on page 26 of the
                Company's September 30, 1993 10-Q, the
                first paragraph under the heading "Smith
                Barney" on page 65 of the Company's 1995
                10-K and the first paragraph on page 34 of the Company's September 30, 1996 10-Q.

99.02           The third paragraph on page 16 of the
                Quarterly Report on Form 10-Q of Smith
                Barney Holdings Inc. for the fiscal quarter ended September 30, 1994 and the last full paragraph on page 65 of the Company's 1995
                10-K.

99.03           The first paragraph on page 35 of the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the
                "Company's June 30, 1996 10-Q").

99.04           The paragraph that begins on page 2 and
                ends on page 3 of the Company's Current
                Report on Form 8-K dated March 1, 1994.

Exhibit                                                        Filing
Number          Description of Exhibit                         Method
_______         ______________________                        ________



99.05 The paragraph that begins on page 90 and ends on page 91 of the Prospectus dated
                April 22, 1996 of TAP, the second paragraph on page 35 of the Company's June 30, 1996
                10-Q and the second paragraph on page 34 of the Company's September 30, 1996 10-Q.

99.06           The second paragraph on page 30 of the
                Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 25 of the Company's March 31, 1996 10-Q and the third paragraph on page 34 of the Company's
                September 30, 1996 10-Q.

99.07**         1996 Financial Statements of Travelers         Electronic
                Group 401(k) Savings Plan.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan are being filed as an exhibit to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

___________________
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
**   Filed with Form 10-K/A-1.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.