Form 10-Q
period 1997-06-30
TRAVELERS GROUP INC
filed 1997-08-12
CIK 831001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-Q



/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

                                       OR



/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                            ------------------------

                         Commission file number 1-9924

                            ------------------------

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

                            ------------------------

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

             Common stock outstanding as of July 31, 1997: 641,114,987

                                Travelers Group Inc.

                                 TABLE OF CONTENTS
                                 -----------------

                            Part I Financial Information

Item 1.    Financial Statements:                                                         Page No.
                                                                                      -------------

           Condensed Consolidated Statement of Income (Unaudited)--
             Three and Six Months Ended June 30, 1997 and 1996......................        3

           Condensed Consolidated Statement of Financial Position--
             June 30, 1997 (Unaudited) and December 31, 1996........................        4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited)--Six Months Ended June 30, 1997............................        5

           Condensed Consolidated Statement of Cash Flows (Unaudited)--
             Six Months Ended June 30, 1997 and 1996................................        6

           Notes to Condensed Consolidated Financial Statements--(Unaudited)........        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................         14

                          Part II--Other Information

Item 1.    Legal Proceedings........................................................       35

Item 2.    Changes in Securities....................................................       36

Item 6.    Exhibits and Reports on Form 8-K.........................................       36

Exhibit Index.......................................................................       37

Signatures..........................................................................       38

                       Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
               (In millions of dollars, except per share amounts)

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                              --------------------  --------------------
                                                                1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------
Revenues
Insurance premiums..........................................  $   2,220  $   2,060  $   4,444  $   3,316
Commissions and fees........................................        841        878      1,718      1,766
Interest and dividends......................................      1,638      1,417      3,206      2,543
Finance related interest and other charges..................        321        287        627        571
Principal transactions......................................        250        265        514        543
Asset management and administration fees....................        386        331        762        648
Other income................................................        317        188        630        554
                                                              ---------  ---------  ---------  ---------
  Total revenues............................................      5,973      5,426     11,901      9,941
                                                              ---------  ---------  ---------  ---------
Expenses
Policyholder benefits and claims............................      1,906      2,319      3,811      3,590
Non-insurance compensation and benefits.....................        966        958      1,950      1,930
Insurance underwriting, acquisition and operating...........        799        861      1,604      1,367
Interest....................................................        696        563      1,349      1,060
Provision for consumer finance credit losses................         73         60        145        128
Other operating.............................................        435        449        876        850
                                                              ---------  ---------  ---------  ---------
  Total expenses............................................      4,875      5,210      9,735      8,925
                                                              ---------  ---------  ---------  ---------

Gain (loss) on sale of subsidiaries and affiliates..........     --            397     --            397
                                                              ---------  ---------  ---------  ---------
Income before income taxes and minority interest............      1,098        613      2,166      1,413
Provision for income taxes..................................       (386)       (81)      (763)      (361)
Minority interest, net of income taxes......................        (49)        44        (98)        44
                                                              ---------  ---------  ---------  ---------
Net income..................................................  $     663  $     576  $   1,305  $   1,096
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------
Net income per share of common stock
  and common stock equivalents..............................  $    1.00  $    0.88  $    1.96  $    1.65
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------
Weighted average number of common shares
  outstanding and common stock equivalents (millions).......      645.3      634.7      645.7      636.1
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

See Notes to Condensed Consolidated Financial Statements.

                     Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Financial Position
                            (In millions of dollars)

                                                                   June 30,    December 31,
                                                                     1997          1996
                                                                  -----------  -------------

Assets                                                            (Unaudited)
Cash and cash equivalents
  (including $1,306 and $1,256 segregated under federal and
  other regulations)............................................   $   1,739     $   1,868
Investments and real estate held for sale:
  Fixed maturities, primarily available for sale at market value
    (amortized cost--$45,292 and $43,277)........................      45,981        43,998
  Equity securities, at market (cost--$1,324 and $1,113)........       1,377         1,157
  Mortgage loans................................................       3,748         3,812
  Real estate held for sale.....................................         502           459
  Policy loans..................................................       1,873         1,910
  Short-term and other..........................................       5,135         5,173
                                                                  -----------  -------------
  Total investments and real estate held for sale...............      58,616        56,509
                                                                  -----------  -------------
Securities borrowed or purchased under agreements to resell.....      27,950        25,280
Brokerage receivables...........................................       8,507         7,305
Trading securities owned, at market value.......................      14,014        12,465
Net consumer finance receivables................................       8,834         7,885
Reinsurance recoverables........................................       9,876        10,234
Value of insurance in force and deferred policy acquisition
  costs.........................................................       2,698         2,563
Cost of acquired businesses in excess of net assets.............       2,991         2,933
Separate and variable accounts..................................       9,830         9,023
Other receivables...............................................       5,108         4,869
Other assets....................................................       9,443        10,133
                                                                  -----------  -------------
Total assets....................................................   $ 159,606     $ 151,067
                                                                  -----------  -------------
                                                                  -----------  -------------
Liabilities
Investment banking and brokerage borrowings.....................   $   4,268     $   3,217
Short-term borrowings...........................................       2,812         1,557
Long-term debt..................................................      11,122        11,327
Securities loaned or sold under agreements to repurchase........      26,889        24,449
Brokerage payables..............................................       5,042         5,809
Trading securities sold not yet purchased, at market value......       9,640         8,378
Contractholder funds............................................      14,601        13,621
Insurance policy and claims reserves............................      43,940        43,944
Separate and variable accounts..................................       9,818         8,949
Accounts payable and other liabilities..........................      15,196        14,702
                                                                  -----------  -------------
  Total liabilities.............................................     143,328       135,953
                                                                  -----------  -------------
ESOP Preferred stock--Series C (net of note guarantee of $17
  and $35)......................................................         140           129
                                                                  -----------  -------------
TRV-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt
  securities of TRV.............................................       1,000         1,000
                                                                  -----------  -------------
TAP-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt
  securities of TAP.............................................         900           900
                                                                  -----------  -------------
Stockholders' equity
Preferred stock, at aggregate liquidation value.................       1,075           675
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1997--743,415,984 shares and 1996--743,082,134
  shares).......................................................           7             7
Additional paid-in capital......................................       7,561         7,217
Retained earnings...............................................       8,524         7,452
Treasury stock, at cost (1997--103,807,529 shares and 1996--
  105,503,401 shares)...........................................      (2,958)       (2,446)
Unrealized gain (loss) on investment securities.................         436           469
Other, principally unearned compensation........................        (407)         (289)
                                                                  -----------  -------------
  Total stockholders' equity....................................      14,238        13,085
                                                                  -----------  -------------
Total liabilities and stockholders' equity......................   $ 159,606     $ 151,067
                                                                  -----------  -------------
                                                                  -----------  -------------

See Notes to Condensed Consolidated Financial Statements.

                       Travelers Group Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            (In millions of dollars)

Six months ended June 30, 1997                                         Amount       Shares
------------------------------                                       -----------  -----------
                                                                                 (in thousands)
Preferred stock, at aggregate liquidation value
Balance, beginning of year.........................................   $     675         8,700
Issuance of preferred stock........................................         400         1,600
                                                                     -----------  -------------
Balance, end of period.............................................   $   1,075        10,300
                                                                     -----------  -------------
                                                                     -----------  -------------
Common stock and additional paid-in capital
Balance, beginning of year.........................................   $   7,224       743,082
Issuance of shares pursuant to employee benefit plans..............         347
Exercise of common stock warrants..................................           6           334
Cost of issuance of preferred stock................................          (9)
                                                                     -----------  -------------
Balance, end of period.............................................       7,568       743,416
                                                                     -----------  -------------
Retained earnings
Balance, beginning of year.........................................       7,452
Net income.........................................................       1,305
Common dividends...................................................        (193)
Preferred dividends................................................         (40)
                                                                     -----------
Balance, end of period.............................................       8,524
                                                                     -----------
Treasury stock, at cost
Balance, beginning of year.........................................      (2,446)     (105,503)
Issuance of shares pursuant to employee benefit plans, net of shares tendered for payment of option exercise price and
  withholding taxes................................................         (12)       11,054
Treasury stock acquired............................................        (500)       (9,359)
                                                                     -----------  -------------
Balance, end of period.............................................      (2,958)     (103,808)
                                                                     -----------  -------------
Unrealized gain (loss) on investment securities
Balance, beginning of year.........................................         469
Net change in unrealized gains and losses on investment securities,
  net of tax.......................................................         (33)
                                                                     -----------
Balance, end of period.............................................         436
                                                                     -----------
Other, principally unearned compensation
Balance, beginning of year.........................................        (289)
Issuance of restricted stock, net of amortization..................        (118)
                                                                     -----------
Balance, end of period.............................................        (407)
                                                                     -----------
Total common stockholders' equity and common shares outstanding....   $  13,163       639,608
                                                                     -----------  -------------
                                                                     -----------  -------------
Total stockholders' equity.........................................   $  14,238
                                                                     -----------
                                                                     -----------

See Notes to Condensed Consolidated Financial Statements.

                     Travelers Group Inc. and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Six months ended June 30,                                                   1997       1996
-------------------------                                                 ---------  ---------
Cash flows from operating activities
Income before income taxes and minority interest........................  $   2,166  $   1,413
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
  Amortization of deferred policy acquisition costs and value of
    insurance in force..................................................        709        499
  Additions to deferred policy acquisition costs........................       (854)      (587)
  Depreciation and amortization.........................................        186        167
  Provision for consumer finance credit losses..........................        145        128
  Changes in:
    Trading securities, net.............................................       (287)      (148)
    Securities borrowed, loaned and repurchase agreements, net..........       (230)       164
    Brokerage receivables net of brokerage payables.....................     (1,969)    (1,568)
    Insurance policy and claims reserves................................        226        511
    Other, net..........................................................      1,068      1,174
                                                                          ---------  ---------
Net cash provided by (used in) operations...............................      1,160      1,753
Income taxes paid.......................................................       (586)      (475)
                                                                          ---------  ---------
  Net cash provided by (used in) operating activities...................        574      1,278
                                                                          ---------  ---------
Cash flows from investing activities
Consumer loans originated or purchased..................................     (2,236)    (1,468)
Consumer loans repaid or sold...........................................      1,391      1,266
Purchases of fixed maturities and equity securities.....................    (12,819)   (15,216)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities.............      9,895     12,584
  Mortgage loans........................................................        105        133
  Real estate and real estate joint ventures............................         25         86
Proceeds from maturities of investments:
  Fixed maturities......................................................      1,571      1,748
  Mortgage loans........................................................        316        417
Other investments, primarily short-term, net............................       (632)      (537)
Business acquisition....................................................     --         (4,160)
Other, net..............................................................       (389)       (15)
                                                                          ---------  ---------
  Net cash provided by (used in) investing activities...................     (2,773)    (5,162)
                                                                          ---------  ---------
Cash flows from financing activities
Dividends paid..........................................................       (233)      (191)
Issuance of preferred stock.............................................        391     --
Subsidiary issuance of preferred stock..................................     --            900
Subsidiary's sale of Class A common stock...............................     --          1,453
Treasury stock acquired.................................................       (500)      (317)
Stock tendered for payment of withholding taxes.........................       (156)      (106)
Issuance of long-term debt..............................................        541      1,350
Payments and redemptions of long-term debt..............................       (742)      (360)
Net change in short-term borrowings (including investment banking and
  brokerage borrowings).................................................      2,306      1,428
Contractholder fund deposits............................................      1,772        899
Contractholder fund withdrawals.........................................     (1,310)    (1,469)
Other, net..............................................................          1         66
                                                                          ---------  ---------
  Net cash provided by (used in) financing activities...................      2,070      3,653
                                                                          ---------  ---------
Change in cash and cash equivalents.....................................       (129)      (231)
Cash and cash equivalents at beginning of period........................      1,868      1,866
                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................  $   1,739  $   1,635
                                                                          ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest................................  $   1,335  $   1,033
                                                                          ---------  ---------
                                                                          ---------  ---------
Supplemental schedule of noncash investing and financing activities
Assets and liabilities of business acquired:
  Invested assets.......................................................     --      $  13,969
  Reinsurance recoverables and other assets.............................     --         10,386
  Insurance policy and claim reserves...................................     --        (18,302)
  Other liabilities.....................................................     --         (1,893)
                                                                          ---------  ---------
    Cash payment related to business acquisition........................     --      $   4,160
                                                                          ---------  ---------
                                                                          ---------  ---------

See Notes to Condensed Consolidated Financial Statements.

                     Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited and include the accounts of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

    Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

    On April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of the Company, purchased from Aetna Services, Inc. all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

    On June 23, 1997, TAP repurchased an aggregate of approximately 6.6 million shares of Class A Common Stock held by four private investors for approximately $240.8 million. This repurchase increased TRV's ownership of TAP to approximately 83.4%.

2. AETNA P&C ACQUISITION--PRO FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the six months ended June 30, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not indicative of what would have occurred had the acquisition and related transactions occurred on the date indicated, or of future results of the Company.

                                                             Six Months Ended
                                                              June 30, 1996*
                                                             -----------------
(in millions, except per share data)
Revenues...................................................       $11,541
Net income.................................................       $   858
Net income per common share................................       $  1.27

------------------------
* Historical results of Aetna P&C for the first quarter of 1996 include $307 million ($200 million after tax) of realized investment gains.

    In the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of Travelers strategies, policies and practices to Aetna P&C reserves and include: $221 million after tax and minority interest ($414 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); $81 million after tax and minority interest ($152 million before tax and minority interest) in provisions for reinsurance recoverables and other receivables; and a $19 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of The Travelers Indemnity Company related to the restructuring plan for the acquisition. Excluding the charges discussed above associated with the acquisition of Aetna P&C, which total $321 million after tax and minority interest, pro forma net income would have been $1.18 billion or $1.77 per share for the six months ended June 30, 1996. In addition, in the second quarter of 1996 the Company recognized a gain of $363 million (before and after tax) from the issuance of shares of Class A Common Stock by TAP and such gain is not reflected in the pro forma financial information above.

3. CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED

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

    On a pro forma basis, for the three months ended June 30, 1997 and 1996, basic EPS is $1.05 and $0.91, respectively, and diluted EPS is $0.99 and $0.87, respectively.

    On a pro forma basis, for the six months ended June 30, 1997 and 1996, basic EPS is $2.06 and $1.72, respectively, and diluted EPS is $1.95 and $1.64, respectively.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

    In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS No. 131.

4. DEBT

    Investment banking and brokerage borrowings consisted of the following:

(millions)                                                   June 30, 1997    December 31, 1996
                                                            ---------------  -------------------
Commercial paper..........................................     $   4,116          $   3,028
Bank loans and other borrowings...........................           152                189
                                                               ---------          ---------
                                                               $   4,268          $   3,217
                                                               ---------          ---------
                                                               ---------          ---------

    Investment banking and brokerage borrowings are short term and include commercial paper and bank loans and other borrowings used to finance Smith Barney Holdings Inc.'s (Smith Barney) operations, including the securities settlement process. The bank loans and other borrowings bear interest at variable rates based primarily on the Federal Funds interest rate. Smith Barney and its subsidiary Smith Barney Inc. have commercial paper programs that consist of both discounted and interest-bearing paper. Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

    Short-term borrowings consisted of commercial paper outstanding as follows:

(millions)                                                   June 30, 1997    December 31, 1996
                                                            ---------------  -------------------
Commercial Credit Company.................................     $   2,812          $   1,482
Travelers Property Casualty Corp..........................        --                     25
The Travelers Insurance Company...........................        --                     50
                                                               ---------          ---------
                                                               $   2,812          $   1,557
                                                               ---------          ---------
                                                               ---------          ---------

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

    TRV, CCC and TIC have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently, $100 million is allocated to TRV, $850 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997, this requirement was exceeded by approximately $5.2 billion. At June 30, 1997, there were no borrowings outstanding under this facility.

    CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

    CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1997, CCC would have been able to remit $313 million to its parent under its most restrictive covenants.

    TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997, this requirement was exceeded by approximately $3.0 billion. At June 30, 1997, there were no borrowings outstanding under this facility.

    Long-term debt, including its current portion, consisted of the following:

(millions)                                                  June 30, 1997   December 31, 1996
                                                            -------------  -------------------
Travelers Group Inc.......................................    $   1,699         $   1,903
Commercial Credit Company.................................        5,400             5,750
Smith Barney Holdings Inc.................................        2,725             2,369
Travelers Property Casualty Corp..........................        1,249             1,249
The Travelers Insurance Group Inc.........................           49                56
                                                              -----------       ---------
                                                              $  11,122         $  11,327
                                                              -----------       ---------
                                                              -----------       ---------

    During the first six months of 1997, Smith Barney issued $516 million of notes with varying interest rates and maturities.

    Smith Barney has a $1.250 billion revolving credit agreement with a bank syndicate that extends through May 2000, and has a $750 million, 364-day revolving credit agreement that extends through May 1998. At June 30, 1997, there were no borrowings outstanding under either facility.

    Smith Barney is limited as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At June 30, 1997, Smith Barney would have been able to remit approximately $779 million to TRV under its most restrictive covenants.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $200 million has been paid during the first six months of 1997.

    TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $145 million of dividends from its insurance subsidiaries during the first six months of 1997 and received an additional $100 million of dividends on July 1, 1997.

5. STOCKHOLDERS' EQUITY

    In June 1997, the Company sold in a public offering 8.0 million depositary shares, each representing one-fifth of a share of 6.365% Cumulative Preferred Stock, Series F (Series F Preferred Stock) at an offering price of $50 per depositary share for an aggregate principal amount of $400 million. The Series F Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after June 16, 2007, the Company may redeem the Series F Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    In July 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.213% Cumulative Preferred Stock, Series G (Series G

Preferred Stock) at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series G Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after July 11, 2007, the Company may redeem the Series G Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    On July 1, 1997 the Company redeemed all of the 7.5 million outstanding shares (15 million depositary shares) of its 9.25% Preferred Stock, Series D (Series D Preferred Stock). The aggregate principal amount of Series D Preferred Stock outstanding on June 30, 1997 was $375 million. All of the outstanding shares of the Series D Preferred Stock were redeemed at $50 per share ($25 per depositary share).

    On July 28, 1997 the Company redeemed all of the 1.2 million outstanding shares (12 million depositary shares) of its 8.125% Cumulative Preferred Stock, Series A (Series A Preferred Stock). The aggregate principal amount of Series A Preferred Stock outstanding as of June 30, 1997 was $300 million. All of the outstanding shares of the Series A Preferred Stock were redeemed at $250 per share ($25 per depositary share), plus accrued and unpaid dividends through July 28, 1997.

6. CONTINGENCIES

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

    The reserves carried for environmental and asbestos claims at June 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

7. SUBSEQUENT EVENT

    On July 31, 1997, CCC acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. Financing for the transaction was accomplished by CCC and included an equity contribution by TRV of $520 million to CCC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                                              Three Months Ended     Six Months Ended
                                                                   June 30               June 30
                                                             --------------------  --------------------
(In millions, except per share amounts)                        1997       1996       1997       1996
                                                             ---------  ---------  ---------  ---------
Revenues...................................................  $   5,973  $   5,426  $  11,901  $   9,941
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Net income.................................................  $     663  $     576  $   1,305  $   1,096
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Earnings per share:
  Net income...............................................  $    1.00  $    0.88  $    1.96  $    1.65
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Weighted average number of common shares outstanding
  and common stock equivalents.............................      645.3      634.7      645.7      636.1
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

ACQUISITION

    As discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of Travelers Group Inc. (TRV), completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Services, Inc. (Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity). Travelers Indemnity along with Aetna P&C are the primary vehicles through which the Company engages in the property and casualty insurance business.

    On June 23, 1997, TAP repurchased an aggregate of approximately 6.6 million shares of Class A Common Stock held by four private investors for approximately $240.8 million. This repurchase increased TRV's ownership of TAP to approximately 83.4%.

RESULTS OF OPERATIONS

    Consolidated net income for the quarter ended June 30, 1997 was $663 million, and includes reported investment portfolio gains of $6 million after tax and minority interest. This compares with net income of $576 million in the 1996 period, which included portfolio losses of $59 million, as well as gains of $389 million from sales of stock of subsidiaries and affiliates, and charges related to the acquisition of Aetna P&C in April 1996, amounting to $321 million.

    Excluding these items, net income for the second quarter of 1997 was 16% above the comparable period in 1996, primarily reflecting increased earnings in the insurance operations and improved performance at Smith Barney Holdings Inc. (Smith Barney).

    Net income for the six months ended June 30, 1997 was $1.305 billion, compared to $1.096 billion in the 1996 period. Included in the 1997 six-month period are portfolio gains of $15 million compared to $19 million in portfolio losses in the 1996 six-month period and the other special items discussed above. Excluding these items, net income for the first six months of 1997 was 23% above the comparable period in 1996.

    The effective income tax rate for the three months and six months ended June 30, 1996 is below the statutory rate of 35% due primarily to the nontaxability of the $363 million gain recognized from the sale of shares of Class A Common Stock by TAP.

    The following discussion presents in more detail each segment's performance.

         Segment Results for the Three Months Ended June 30, 1997 and 1996
         -----------------------------------------------------------------

INVESTMENT SERVICES

                                                              Three Months Ended June 30,
                                               ----------------------------------------------------------
                                                           1997                          1996
                                               ----------------------------  ----------------------------

(millions)                                      Revenues      Net income      Revenues      Net income
                                               -----------  ---------------  -----------  ---------------
Smith Barney.................................   $   2,099      $     232      $   1,970      $     230
                                                ----------     ---------      ----------     ---------
                                                ----------     ---------      ----------     ---------

SMITH BARNEY

    Despite a difficult trading and underwriting environment in April, Smith Barney reported net income of $232 million for the three months ended June 30, 1997, slightly higher than the $230 million reported in the 1996 second quarter. Smith Barney's return on equity of 31.5% for the second quarter of 1997 continues to be among the highest of its industry peer group. Pre-tax profit margins increased to 24.2% in the second quarter of 1997, up from 23.4% in the comparable prior year period.

SMITH BARNEY REVENUES

                                                                  Three Months Ended June 30,
                                                                 ------------------------------
(millions)                                                            1997            1996
                                                                 ---------------  -------------

Commissions....................................................     $     576       $     577
Asset management and administration fees.......................           386             331
Investment banking.............................................           254             299
Principal transactions.........................................           250             265
Interest income, net*..........................................           117             100
Other income...................................................            34              36
                                                                    ---------       ---------
Net revenues*..................................................     $   1,617       $   1,608
                                                                    ---------       ---------
                                                                    ---------       ---------

------------------------
* Net of interest expense of $482 million and $362 million in 1997 and 1996, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

    Revenues, net of interest expense of $1.617 billion for the 1997 second quarter were slightly ahead of the $1.608 billion in the 1996 second quarter. Commission revenues were $576 million in the 1997 second quarter, just about even with the $577 million in the 1996 comparable period, as declines in mutual funds and over-the-counter securities commissions were offset by an increase in listed securities commissions. Annualized retail gross production per Financial Consultant declined to $358,000 in the second quarter of 1997 from $369,000 in the comparable 1996 period. Smith Barney currently has a sales force of approximately 10,400 registered Financial Consultants working out of 438 domestic retail offices.

    Asset management and administration fees rose 16% to a record $386 million, reflecting broad growth in all recurring fee-based products--led by a 25% increase in managed accounts revenues, a 19% increase in Consulting Group revenues, and a 10% increase in money market and mutual fund revenues. At June 30, 1997 total fee-based assets under management were a record $177.4 billion, which includes a record $124.3 billion in internally managed assets, up 24% and 20%, respectively from the comparable 1996 period.

    Investment banking revenues totaled $254 million, a 15% decline from the comparable 1996 period, primarily reflecting a decrease in equity underwriting revenues.

    Principal transaction revenues were $250 million in the second quarter of 1997, a 5% decline from the comparable 1996 period, primarily because of a decline in equity and municipal trading partially offset by an increase in taxable fixed income trading.

    Net interest income reached $117 million, up 17% over the comparable 1996 period. The increase is primarily due to increased margin lending to clients and higher levels of interest earning net assets.

    Total expenses, excluding interest, were $1.226 billion in the 1997 second quarter compared to $1.231 billion in the comparable 1996 period. Smith Barney's ratio of non-compensation expenses to net revenues was 20.4% for the second quarter of 1997 compared to 20.7% in the comparable 1996 period. Smith Barney's ratio of compensation and benefit expense to net revenues declined to 55.5% from 55.8% in the prior year period.

    Smith Barney's business is significantly affected by the levels of activity in the securities markets, which in turn are affected by the level and trend of interest rates, the general state of the economy and the national and worldwide political environments, among other factors. An increasing interest rate environment could have an adverse impact on Smith Barney's businesses, including commissions (which are linked in part to the economic attractiveness of securities relative to time deposits) and investment banking (which is affected by the relative benefit to corporations and public entities of issuing public debt and/or equity versus other avenues for raising capital). Such effects, however, could be at least partially offset by a strengthening U.S. economy that would include growth in the business sector--accompanied by an increase in the demand for capital--and an increase in the capacity of individuals to invest. A declining interest rate environment could favorably impact Smith Barney's businesses. Smith Barney's asset management business provides a more predictable and steady income stream than its other businesses. Smith Barney continues to maintain tight expense controls which management believes will help the firm weather periodic downturns in market conditions.

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

ASSETS UNDER MANAGEMENT

                                                                                  At June 30,
                                                                              --------------------
(billions)                                                                      1997       1996
                                                                              ---------  ---------
Smith Barney................................................................  $   124.3  $   103.8

Travelers Life and Annuity (1)..............................................       22.2       21.1
                                                                              ---------  ---------
Total Assets Under Management...............................................  $   146.5  $   124.9
                                                                              ---------  ---------
                                                                              ---------  ---------

------------------------

(1) Part of the Life Insurance Services segment.

CONSUMER FINANCE SERVICES

                                                                Three Months Ended June 30,
                                               --------------------------------------------------------------
(millions)                                                  1997                            1996
                                               ------------------------------  ------------------------------

                                                 Revenues       Net income       Revenues       Net income
                                               -------------  ---------------  -------------  ---------------
Consumer Finance Services (1)................    $     380       $      54       $     348       $      61
                                                 ---------       ---------       ---------       ---------
                                                 ---------       ---------       ---------       ---------

------------------------

(1) Net income in 1996 includes a portion of the gain ($1 million) from the disposition of RCM Capital Management, a California Limited Partnership
    (RCM).

    Earnings in the second quarter of 1997 were lower than the comparable period in 1996, as expected--reflecting a higher provision for loan losses in the 1997 period.

    Consumer finance receivables, net of unearned finance charges, grew $595 million during the second quarter of 1997, which represents an annualized growth rate of 28%. This growth was driven primarily by real estate loans generated through the Company's 855 branch office network and through the sales efforts of Primerica Financial Services (PFS).

    Total net receivables were a record $9.041 billion at June 30, 1997, a 21% increase from the prior year. The average yield, at 14.42%, was lower than the 1996 quarter's yield of 15.40%, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.-SM-) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $1.166 billion, up from $972 million at March 31, 1997, as a result of strong credit card originations.

    Delinquencies in excess of 60 days were 2.14% as of June 30, 1997--lower than the 2.25% at March 31, 1997 and the 2.18% at the end of the second quarter of 1996. The charge-off rate was 2.82% during the second quarter of 1997, lower than the 1997 first quarter of 2.95% and the comparable 1996 period's rate of 2.92%. Reserves as a percentage of net receivables were 2.91% at June 30, 1997, down from 2.97% at the end of the 1997 first quarter and 2.92% at the end of the 1996 second quarter.

                                                                         As of, or for, the
                                                                    Three Months Ended June 30,
                                                                 ----------------------------------
                                                                       1997              1996
                                                                 -----------------  ---------------
Allowance for credit losses as a % of net outstandings.........           2.91%             2.92%

Charge-off rate for the period.................................           2.82%             2.92%

60 + days past due on a contractual basis as a % of
  gross consumer finance receivables at quarter end............           2.14%             2.18%

    On July 31, 1997, Commercial Credit Company (CCC) acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets.

LIFE INSURANCE SERVICES

                                                               Three Months Ended June 30,
                                               ------------------------------------------------------------
                                                           1997                           1996
                                               ----------------------------  ------------------------------

(millions)                                      Revenues      Net income       Revenues       Net income
                                               -----------  ---------------  -------------  ---------------
Travelers Life and Annuity (1)...............   $     666      $     115       $     549       $      78
Primerica Financial Services (2).............         375             81             354              70
                                               -----------     ---------       ---------       ---------
Total Life Insurance Services................   $   1,041      $     196       $     903       $     148
                                               -----------     ---------       ---------       ---------
                                               -----------     ---------       ---------       ---------

------------------------

(1) Net income includes $10 million of reported investment portfolio gains in 1997 and $12 million of reported investment portfolio losses in 1996.

(2) Net income in 1997 includes $1 million of reported investment portfolio losses. Net income in 1996 includes a portion of the gain ($4 million) from the disposition of RCM.

TRAVELERS LIFE AND ANNUITY

    Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Smith Barney Financial Consultants and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

    Earnings before portfolio gains increased 17% to $105 million in the second quarter of 1997, from $90 million in the comparable 1996 period. Improved earnings were largely driven by strong investment income, reflecting an improvement in fixed income yields over the past year, as well as very attractive yields on equity partnerships. Earnings growth attributable to strong sales of recently introduced products--including less capital-intensive variable life insurance and annuities--was partially offset by the gradual decline in the amount of higher margin business written several years ago.

    Deferred annuity policyholder account balances and benefit reserves at June 30, 1997 were $14.7 billion compared to $12.2 billion at June 30, 1996. Net written premiums and deposits were $627.7 million in the second quarter of 1997, up 23% from $509.5 million in the 1996 second quarter. Strong sales through Copeland, Smith Barney and a nationwide network of independent agents reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales may also benefit from A.M. Best Company's recently announced upgrade of The Travelers Insurance Company's rating to A+ (Superior), which rating may be revised or withdrawn at anytime.

    Payout and group annuity net premiums and deposits (excluding those of affiliates) totaled $632.0 million in the second quarter of 1997, up more than 200% from $210.0 million in the second quarter of 1996, primarily as a result of the $355 million growth in sales of one year variable rate guaranteed investment contracts. Policyholder account balances and reserves totaled $11.5 billion at June 30, 1997, marginally ahead of the June 30, 1996 balances but up $700 million from year-end 1996, reflecting the strong sales of new variable rate guaranteed investment contracts.

    Direct written premiums and deposits (excluding single premium policies) for individual life insurance were $68.5 million in the second quarter of 1997, a slight decrease from $69.8 million in the second quarter of 1996. Face amount of individual life insurance issued during the second quarter of 1997 was $1.5 billion, compared with $1.7 billion in the second quarter of 1996, bringing total life insurance in force to $50.7 billion at June 30, 1997.

    Net written premiums for the growing long-term care insurance line were $43.3 million in the second quarter of 1997, compared to $30.8 million in the second quarter of 1996, largely as a result of strong sales during the quarter, which improved 29% over the 1996 period.

PRIMERICA FINANCIAL SERVICES

    Earnings (before portfolio gains and the 1996 disposition of RCM) for the second quarter of 1997 increased 24% to $82 million from $66 million in the second quarter of 1996, reflecting favorable mortality experience as well as continued strength in life insurance in force and sales of mutual funds and consumer loans.

    Face amount of new term life insurance sales was $14.1 billion in the second quarter of 1997, compared to $14.0 billion in the comparable 1996 quarter. Life insurance in force reached $365.4 billion at June 30, 1997, up from $354.8 billion at June 30, 1996, and continued to reflect good policy persistency.

    Sales of mutual funds (at net asset value) were $669.4 million for the second quarter of 1997, a 5% increase over second quarter 1996 sales of $636.7 million, reflecting strong customer demand in the U.S. and Canada. More than 33% of U.S. sales were from the Smith Barney products, predominantly The Concert Series-SM-, which PFS first introduced to its market in March 1996. Net receivables from $.M.A.R.T.-SM- and $.A.F.E.-SM- consumer loans continued to advance, reaching $1.901 billion at the end of the second quarter of 1997, up 12% from $1.696 billion at the end of the 1997 first quarter and up 43% from $1.326 billion at the end of the 1996 second quarter. Earnings and assets relating to these consumer loans are included in the Consumer Finance segment. The TRAVELERS SECURE-R- home and auto insurance products issued through TAP continue to experience growth in applications and policies, and as of June 30, 1997, had been introduced in 37 states and were sold through nearly 8,000 agents licensed to sell the product.

PROPERTY & CASUALTY INSURANCE SERVICES

(millions)
                                                                  Three Months Ended June 30,
                                                       --------------------------------------------------

                                                                 1997                      1996
                                                       ------------------------  ------------------------
                                                                        Net                       Net
                                                                      income                    income
                                                        Revenues      (loss)      Revenues      (loss)
                                                       -----------  -----------  -----------  -----------
Commercial Lines(1) (2)..............................   $   1,612    $     209    $   1,445    $    (237)
Personal Lines(1) (3)................................         815           97          750           51
Financing costs and other (1)........................           4          (30)           7          (30)
Minority interest....................................      --              (49)      --               44
                                                       -----------   ---------   -----------   ---------
Total Property & Casualty Insurance Services.........   $   2,431    $     227    $   2,202    $    (172)
                                                       -----------   ---------   -----------   ---------
                                                       -----------   ---------   -----------   ---------

------------------------

(1) Before minority interest.

(2) Net income includes $32 million of reported investment portfolio losses in 1996 and $383 million of charges in 1996 related to the acquisition and integration of Aetna P&C.

(3) Net income includes $4 million and $6 million of reported investment portfolio losses in 1997 and 1996, respectively, and $8 million of charges in 1996 related to the acquisition and integration of Aetna P&C.

    As previously indicated, in the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of Travelers strategies, policies and practices to Aetna P&C reserves and include:
$221 million after tax and minority interest ($414 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); $81 million after tax and minority interest ($152 million before tax and minority interest) in provisions for reinsurance recoverables and other receivables; and a $19 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the acquisition.

    For purposes of computing GAAP combined ratios, fee income is now allocated as a reduction of losses and loss adjustment expenses and other underwriting expenses. Previously fee income was included with premiums for purposes of computing GAAP combined ratios. The 1996 GAAP combined ratios have been restated to conform to the current year's presentation.

COMMERCIAL LINES

    Earnings before portfolio gains/losses and acquisition-related charges increased 17% to $209 million in the second quarter of 1997 from $178 million in the second quarter of 1996, primarily reflecting strong net investment income and expense savings. Catastrophe losses were insignificant in both periods.

    Commercial Lines net written premiums for the second quarter of 1997 totaled $1.141 billion, up 4% from $1.100 billion in the second quarter of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996). This increase reflects continued growth in programs designed to leverage underwriting experience in specific industries, and was offset in part by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

    Fee income for the second quarter of 1997 was $91.4 million compared to $100.6 million in the second quarter of 1996. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of service customers, slightly offset by National Accounts writing more service fee-based product versus premium-based product.

    A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. National Accounts net written premiums of $149.7 million for the second quarter of 1997 decreased $29.9 million from the second quarter of 1996 (excluding an adjustment associated with a reinsurance transaction). This decrease was due to National Accounts writing less premium-based product versus service fee-based product and the competitive marketplace. For the second quarter of 1997, National Accounts new business was significantly lower than the second quarter of 1996. This decrease primarily reflects the addition of one large account in the second quarter of 1996 and the competitive marketplace. National Accounts business retention ratio was virtually the same in the second quarter of 1997 and 1996.

    Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $453.0 million in the second quarter of 1997 compared to $380.5 million in the second quarter of 1996. For the second quarter of 1997, new premium business in Commercial Accounts was significantly higher compared to the second quarter of 1996, reflecting continued growth through programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio was significantly higher in the second quarter of 1997 compared to the 1996 second quarter. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

    Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $369.6 million in the second quarter of 1997 compared to $368.6 million in the second quarter of 1996. New premium business in Select Accounts was moderately higher in the second quarter of 1997 compared to the second quarter of 1996. The Select Accounts business retention ratio was moderately higher in the second quarter of 1997 compared to the second quarter of 1996. These increases reflect the broader industry and product line expertise of the combined company.

    Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $168.4 million in the second quarter of 1997 compared to $171.7 million in the second quarter of 1996.

    The statutory combined ratio (before policyholder dividends) for Commercial Lines in the second quarter of 1997 was 109.7% compared to 171.1% in the second quarter of 1996. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the second quarter of 1997 was 110.0% compared to 171.1% in the second quarter of 1996.

    The decreases in the second quarter of 1997 statutory and GAAP combined ratios for Commercial Lines were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts the statutory and GAAP combined ratios for the second quarter of 1996 would have been 111.5% and 114.3%, respectively. The decrease in the second quarter of 1996 statutory and GAAP combined ratios compared to the second quarter of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was due to slightly lower losses and loss adjustment expenses in the second quarter of 1997 compared to the second quarter of 1996 as well as expense reductions in 1997.

    The GAAP combined ratio for Commercial Lines differs from the statutory combined ratio primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

PERSONAL LINES

    Earnings before portfolio gains/losses increased 57% to $101 million in the second quarter of 1997 from $65 million in the second quarter of 1996. Results for the second quarter of 1997 reflect the impact of catastrophe losses, after taxes and reinsurance, of $4.5 million compared to $14.0 million in the 1996 period. The strong operating earnings reflect a low level of catastrophe losses during the quarter, lower expenses and the continued favorable prior year reserve development in personal automobile lines.

    Net written premiums in the second quarter of 1997 were $744.9 million, compared to $675.8 million in the second quarter of 1996. This increase reflects lower ceded premiums due to a change in a reinsurance arrangement in January 1997, growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE-R- programs. Business retention continued to be strong.

    The statutory combined ratio for Personal Lines in the second quarter of 1997 was 92.8% compared to 100.1% in the second quarter of 1996. The GAAP combined ratio for Personal Lines in the second quarter of 1997 was 92.1% compared to 102.1% in the second quarter of 1996. The decrease in the combined ratios in 1997 was due to the favorable prior year reserve development in personal automobile lines, lower catastrophe losses and expense reductions.

FINANCING COSTS AND OTHER

    The primary component of net income (loss) in the second quarter of 1997 was interest expense of $26 million after tax, compared to $25 million after tax in the second quarter of 1996, reflecting financing costs associated with the acquisition of Aetna P&C.

CORPORATE AND OTHER

                                                                 Three Months Ended June 30,
                                               ----------------------------------------------------------------
(millions)                                                  1997                             1996
                                               ------------------------------  --------------------------------

                                                                Net income                        Net income
                                                 Revenues        (expense)        Revenues         (expense)
                                               -------------  ---------------  ---------------  ---------------
Net expenses (1).............................       --           $     (46)          --            $     (75)
Net gain (loss) on sale of subsidiaries and
  affiliates.................................       --              --               --                  384
                                                 ---------       ---------        ---------        ---------
Total Corporate and Other....................    $      22       $     (46)       $       3        $     309
                                                 ---------       ---------        ---------        ---------
                                                 ---------       ---------        ---------        ---------

------------------------

(1) Net income (expense) includes $15 million of reported investment portfolio losses in 1996.

    Net corporate expenses (before reported portfolio losses) were down in the second quarter of 1997 compared to the second quarter of 1996, reflecting higher income from corporate investments and lower borrowing costs.

          Segment Results for the Six Months Ended June 30, 1997 and 1996
          ---------------------------------------------------------------

    The overall operating trends for the six months ended June 30, 1997 and 1996 were substantially the same as those of the second quarter periods except as noted below.

INVESTMENT SERVICES

                                                               Six Months Ended June 30,
                                               ----------------------------------------------------------
                                                           1997                          1996
                                               ----------------------------  ----------------------------

(millions)                                      Revenues      Net income      Revenues      Net income
                                               -----------  ---------------  -----------  ---------------
Smith Barney.................................   $   4,204      $     471      $   3,927      $     454
                                               -----------     ---------     -----------     ---------
                                               -----------     ---------     -----------     ---------

SMITH BARNEY REVENUES

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              --------------------
(millions)                                                                      1997       1996
                                                                              ---------  ---------
Commissions.................................................................  $   1,183  $   1,182
Asset management and administration fees....................................        762        648
Investment banking..........................................................        518        576
Principal transactions......................................................        514        543
Interest income, net*.......................................................        234        195
Other income................................................................         67         71
                                                                              ---------  ---------
Net revenues*...............................................................  $   3,278  $   3,215
                                                                              ---------  ---------
                                                                              ---------  ---------

------------------------

* Net of interest expense of $926 million and $712 million in 1997 and 1996, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

    Revenues, net of interest expense, increased 2% to $3.278 billion for the first six months of 1997 from $3.215 billion in the first six months of 1996. Commission revenues were $1.183 billion in the first six months of 1997, slightly ahead of the $1.182 billion in the 1996 comparable period. Asset management and administration fees rose 18% to a record $762 million in the first six months of 1997. Investment banking revenues in the first six months of 1997 totaled $518 million, a 10% decline from the comparable 1996 period. Contributing to the decline in investment banking revenues during the first six months of 1997 was a decrease in merger and acquisition advisory activity. Principal transaction revenues were $514 million in the first six months of 1997, a 5% decline from the comparable 1996 period. Net interest income reached $234 million in the first six months of 1997, up 20% over the comparable 1996 period.

    Total expenses, excluding interest, increased to $2.486 billion in the first six months of 1997 from $2.471 billion in the comparable 1996 period. Smith Barney's ratio of non-compensation expenses to net revenues was 20.5% for the first six months of 1997 and 1996. Smith Barney's ratio of compensation and benefit expense to net revenues declined to 55.3% for the first six months of 1997 from 56.3% in the comparable prior year period.

CONSUMER FINANCE SERVICES

                                                                 Six Months Ended June 30,
                                               --------------------------------------------------------------
(millions)                                                  1997                            1996
                                               ------------------------------  ------------------------------

                                                 Revenues       Net income       Revenues       Net income
                                               -------------  ---------------  -------------  ---------------
Consumer Finance Services(1).................    $     757       $     101       $     696       $     117
                                                 ---------       ---------       ---------       ---------
                                                 ---------       ---------       ---------       ---------

------------------------

(1) Net income in 1996 includes a portion of the gain ($1 million) from the disposition of RCM.

    During the first six months of 1997 the average yield, at 14.53%, was lower than the 15.41% in the first six months of 1996, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. The charge-off rate remained relatively flat at 2.88% for the first six months of 1997, compared to the comparable 1996 period's rate of 2.89%.

LIFE INSURANCE SERVICES

                                                               Six Months Ended June 30,
                                               ----------------------------------------------------------
                                                           1997                          1996
                                               ----------------------------  ----------------------------

(millions)                                      Revenues      Net income      Revenues      Net income
                                               -----------  ---------------  -----------  ---------------
Travelers Life and Annuity(1)................   $   1,284      $     220      $   1,126      $     163
Primerica Financial Services(2)..............         750            160            709            141
                                                ----------     ---------      ----------     ---------
Total Life Insurance Services................   $   2,034      $     380      $   1,835      $     304
                                                ----------     ---------      ----------     ---------
                                                ----------     ---------      ----------     ---------

------------------------

(1) Net income includes $14 million of reported investment portfolio gains in 1997 and $9 million of reported investment portfolio losses in 1996.

(2) Net income in 1996 includes $6 million of reported investment portfolio gains and a portion of the gain ($4 million) from the disposition of RCM.

TRAVELERS LIFE AND ANNUITY

    Deferred annuity net written premiums and deposits were $1.201 billion in the first six months of 1997, up 20% from $997.2 million in the first six months of 1996.

    Payout and group annuity net premiums and deposits (excluding those of affiliates) totaled $1.279 billion in the first six months of 1997, up 86% from $688.9 million in the first six months of 1996.

    Face amount of individual life insurance issued during the first six months of 1997 was $3.0 billion, compared to $3.2 billion in the first six months of 1996. Direct written premiums and deposits (excluding single premium policies) for individual life insurance were $139.7 million in the first six months of 1997, even with the first six months of 1996.

    Net written premiums for the growing long-term care insurance line were $85.8 million in the first six months of 1997, compared to $58.5 million in the first six months of 1996.

PRIMERICA FINANCIAL SERVICES

    Face amount of new term life insurance sales was $26.1 billion in the first six months of 1997, compared to $26.3 billion in the comparable 1996 period. Sales of mutual funds (at net asset value) were $1.391 billion for the first six months of 1997, a 16% increase over the comparable 1996 period sales of $1.204 billion.

PROPERTY & CASUALTY INSURANCE SERVICES

                                                                   Six Months Ended June 30,
                                                       --------------------------------------------------
(millions)                                                       1997                      1996
                                                       ------------------------  ------------------------

                                                                        Net                       Net
                                                                      income                    income
                                                        Revenues      (loss)      Revenues      (loss)
                                                       -----------  -----------  -----------  -----------
Commercial Lines(1) (2)..............................   $   3,236    $     410    $   2,250    $    (143)
Personal Lines(1) (3)................................       1,620          202        1,123           73
Financing costs and other (1)........................           6          (63)           7          (30)
Minority interest....................................      --              (98)      --               44
                                                       -----------  ----------   -----------  ----------
Total Property & Casualty Insurance Services.........   $   4,862    $     451    $   3,380    $     (56)
                                                       -----------  ----------   -----------  ----------
                                                       -----------  ----------   -----------  ----------

------------------------

(1) Before minority interest.

(2) Net income in 1997 includes $8 million of reported investment portfolio gains. Net income in 1996 includes $11 million of reported investment portfolio losses and $383 million of charges related to the acquisition and integration of Aetna P&C.

(3) Net income includes $7 million and $6 million of reported investment portfolio losses in 1997 and 1996, respectively, and $8 million of charges in 1996 related to the acquisition and integration of Aetna P&C.

    Segment earnings exclude the property and casualty operations of Aetna P&C prior to its acquisition on April 2, 1996. Certain production statistics related to Aetna P&C operations are provided for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

COMMERCIAL LINES

    Commercial Lines net written premiums for the first six months of 1997 totaled $2.479 billion, up $739 million from $1.740 billion for the first six months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996). This premium increase reflects the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter of 1996 and a $142 million increase due to a change to conform the Aetna P&C method with Travelers Indemnity and its subsidiaries' (Travelers P&C) method of recording certain net written premiums within Commercial Lines. Offsetting these increases in part were the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

    On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first six months of 1997 totaled $2.479 billion, compared to $2.345 billion for the first six months of 1996. This increase was primarily attributable to the change to conform the Aetna P&C method with the Travelers P&C method of recording net written premiums.

    Fee income for the first six months of 1997 was $188.4 million compared to $193.7 million in the first six months of 1996.

    National Accounts net written premiums of $371.3 million for the first six months of 1997 decreased $4.2 million from the first six months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996). On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $371.3 million for the first six months of 1997 compared to $446.3 million for the first six months of 1996. National Accounts new business in the first six months of 1997 was virtually the same as in the first six months of 1996. National Accounts business retention ratio was significantly higher in the first six months of 1997 compared to the first six months of 1996, reflecting an unusually low retention ratio in the first quarter of 1996.

    Commercial Accounts net written premiums were $1.014 billion in the first six months of 1997 compared to $582.1 million in the first six months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $1.014 billion in the first six months of 1997 compared to $821.4 million in the first six months of 1996. This increase reflected $127 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. For the first six months of 1997, new premium business in Commercial Accounts has significantly improved compared to the first six months of 1996, reflecting continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first six months of 1997 has significantly improved compared to the first six months of 1996.

    Select Accounts net written premiums were $733.3 million in the first six months of 1997 compared to $509.5 million in the first six months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums of $733.3 million for the first six months of 1997 were $2.7 million above the first six months of 1996 premium levels. This increase reflected $15 million due to the change to conform the Aetna P&C method with Travelers P&C method of recording certain net written premiums, mostly offset by a decrease due to the competitive marketplace. New premium business in Select Accounts was moderately higher in the first six months of 1997 compared to the first six months of 1996, reflecting an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the first six months of 1997 compared to the first six months of 1996, reflecting the broader industry and product line expertise of the combined company.

    Specialty Accounts net written premiums were $361.0 million in the first six months of 1997 compared to $273.3 million in the first six months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $361.0 million in the first six months of 1997 compared to $347.2 million in the first six months of 1996. The growth is primarily attributable to increased writings of its excess and surplus lines business.

    Catastrophe losses, net of taxes and reinsurance, were $5.1 million and $6.4 million in the first six months of 1997 and 1996, respectively. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter. The 1996 catastrophe losses were primarily due to winter storms in the first quarter.

    The statutory combined ratio (before policyholder dividends) for Commercial Lines in the first six months of 1997 was 109.3% compared to 149.2% in the first six months of 1996. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the first six months of 1997 was 108.5% compared to 148.6% in the first six months of 1996.

    The decreases in the first six months of 1997 statutory and GAAP combined ratios for Commercial Lines compared to the first six months of 1996 were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios for the six months ended June 30, 1996 would have been 110.5% and 111.8%, respectively. The decrease in the first six months of 1997 statutory and GAAP combined ratios compared to the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire six months compared to only the second quarter in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

PERSONAL LINES

    Net written premiums in the first six months of 1997 were $1.520 billion, compared to $1.017 billion in the first six months of 1996. This increase primarily reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first six months of 1997 totaled $1.520 billion compared to $1.333 billion for the first six months of 1996.

    The statutory combined ratio for Personal Lines in the first six months of 1997 was 91.5% compared to 101.9% in the first six months of 1996. The GAAP combined ratio for Personal Lines in the first six months of 1997 was 90.4% compared to 102.6% in the first six months of 1996. The decrease in the combined ratios in 1997 was due to the favorable prior year reserve development in personal automobile lines, lower catastrophe losses and expense reductions.

FINANCING COSTS AND OTHER

    The primary component of net income (loss) for the first six months of 1997 was interest expense of $52 million after tax, compared to $25 million after tax in the first six months of 1996, reflecting financing costs associated with the acquisition of Aetna P&C in the second quarter of 1996.

ENVIRONMENTAL CLAIMS

    The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 1997, approximately 15% of the net environmental reserves (i.e., approximately $182 million) are case reserves for resolved claims. The balance, approximately 85% of the net environmental reserves (i.e., approximately $1.041 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

    The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996.

Environmental Losses                                      Six Months Ended     Six Months Ended
  (millions)                                                June 30, 1997        June 30, 1996
                                                         -------------------  -------------------
Beginning reserves:
  Direct...............................................       $   1,369            $     454
  Ceded................................................            (127)                 (50)
                                                              ---------            ---------
  Net..................................................           1,242                  404
Acquisition of Aetna P&C:
  Direct...............................................          --                      938
  Ceded................................................          --                      (24)
Incurred losses and loss expenses:
  Direct...............................................              38                   38
  Ceded................................................              (2)                  (2)
Losses paid:
  Direct...............................................             100                   63
  Ceded................................................             (45)                 (20)
Ending reserves:
  Direct...............................................           1,307                1,367
  Ceded................................................             (84)                 (56)
                                                              ---------            ---------
  Net..................................................       $   1,223            $   1,311
                                                              ---------            ---------
                                                              ---------            ---------

ASBESTOS CLAIMS

    At June 30, 1997, approximately 24% of the net asbestos reserves (i.e., approximately $257 million) are for pending asbestos claims. The balance, approximately 76% (i.e., approximately $808 million) of the net asbestos reserves, represents incurred but not yet reported losses.

    The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses                                           Six Months Ended     Six Months Ended
  (millions)                                                June 30, 1997        June 30, 1996
                                                         -------------------  -------------------
Beginning reserves:
  Direct...............................................       $   1,443            $     695
  Ceded................................................            (370)                (293)
                                                              ---------            ---------
  Net..................................................           1,073                  402
Acquisition of Aetna P&C:
  Direct...............................................          --                      776
  Ceded................................................          --                     (116)
Incurred losses and loss expenses:
  Direct...............................................              37                   49
  Ceded................................................             (14)                  16
Losses paid:
  Direct...............................................              89                   65
  Ceded................................................             (58)                 (36)
Ending reserves:
  Direct...............................................           1,391                1,455
  Ceded................................................            (326)                (357)
                                                              ---------            ---------
  Net..................................................       $   1,065            $   1,098
                                                              ---------            ---------
                                                              ---------            ---------

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

    The reserves carried for environmental and asbestos claims at June 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

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

    At June 30, 1997, approximately 18% of the net CIOTA reserves (i.e., approximately $204 million) are for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $901 million) of the net CIOTA reserves, represents incurred but not yet reported losses for which the Company has not received any specific claims.

    The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses                                              Six Months Ended     Six Months Ended
  (millions)                                                June 30, 1997        June 30, 1996
                                                         -------------------  -------------------
Beginning reserves:
  Direct...............................................       $   1,560            $     374
  Ceded................................................            (446)                  --
                                                                 ------               ------
  Net..................................................           1,114                  374
Acquisition of Aetna P&C:
  Direct...............................................          --                      709
  Ceded................................................          --                     (293)
Incurred losses and loss expenses:
  Direct...............................................              12                  544
  Ceded................................................          --                     (160)
Losses paid:
  Direct...............................................              36                   36
  Ceded................................................             (15)                  (4)
Ending reserves:
  Direct...............................................           1,536                1,591
  Ceded................................................            (431)                (449)
                                                              ---------            ---------
  Net..................................................       $   1,105            $   1,142
                                                              ---------            ---------
                                                              ---------            ---------

CORPORATE AND OTHER

                                                                Six Months Ended June 30,
                                               ------------------------------------------------------------
(millions)                                                  1997                           1996
                                               ------------------------------  ----------------------------

                                                                Net income                     Net income
                                                 Revenues        (expense)       Revenues       (expense)
                                               -------------  ---------------  -------------  -------------
Net expenses (1).............................       --           $     (98)         --          $    (107)
Net gain (loss) on sale of subsidiaries and
  affiliates.................................       --              --              --                384
                                                 ---------       ---------       ---------      ---------
  Total Corporate and Other..................    $      44       $     (98)      $     103      $     277
                                                 ---------       ---------       ---------      ---------
                                                 ---------       ---------       ---------      ---------

------------------------

(1) Net income (expense) includes $5 million of reported investment portfolio losses in 1996.

    Net corporate expenses (before reported portfolio losses) were down in the first six months of 1997 compared to the first six months of 1996 reflecting higher income from corporate investments and lower borrowing costs.

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

    TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company
(TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently $100 million is allocated to TRV, $850 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997 this requirement was exceeded by approximately $5.2 billion. At June 30, 1997, there were no borrowings outstanding under this facility.

    Currently, TRV has unused credit availability of $100 million under the five-year revolving credit facility. TRV may borrow under this revolving credit facility at various interest rate options and compensates the banks for the facility through commitment fees.

    In June 1997, the Company sold in a public offering 8.0 million depositary shares, each representing one-fifth of a share of 6.365% Cumulative Preferred Stock, Series F (Series F Preferred Stock) at an offering price of $50 per depositary share for an aggregate principal amount of $400 million. The Series F Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after June 16, 2007, the Company may redeem the Series F Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    In July 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.213% Cumulative Preferred Stock, Series G (Series G Preferred Stock) at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series G Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after July 11, 2007, the Company may redeem the Series G Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    On July 1, 1997 the Company redeemed all of the 7.5 million outstanding shares (15 million depositary shares) of its 9.25% Preferred Stock, Series D (Series D Preferred Stock). The aggregate principal amount of Series D Preferred Stock outstanding on June 30, 1997 was $375 million. All of the outstanding shares of the Series D Preferred Stock were redeemed at $50 per share ($25 per depositary share).

    On July 28, 1997 the Company redeemed all of the 1.2 million outstanding shares (12 million depositary shares) of its 8.125% Cumulative Preferred Stock, Series A (Series A Preferred Stock). The aggregate principal amount of Series A Preferred Stock outstanding as of June 30, 1997 was $300 million. All of the outstanding shares of the Series A Preferred Stock were redeemed at $250 per share ($25 per depositary share), plus accrued and unpaid dividends through July 28, 1997.

    TRV as of August 7, 1997, had $1.0 billion available for debt offerings and $400 million available for preferred security offerings under its shelf registration statements.

TRAVELERS PROPERTY CASUALTY CORP. (TAP)

    TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

    TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997, this requirement was exceeded by approximately $3.0 billion. At June 30, 1997, there were no borrowings outstanding under this facility.

    TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $145 million of dividends from its insurance subsidiaries during the first six months of 1997 and received an additional $100 million of dividends on July 1, 1997.

    TAP as of August 7, 1997, had $750 million available for debt offerings under its shelf registration statement.

COMMERCIAL CREDIT COMPANY (CCC)

    CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. CCC has unused credit availability of $4.250 billion under five-year revolving credit facilities, (including the $850 million referred to above) and $1.0 billion under a 364-day facility. CCC may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

    CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1997, CCC would have been able to remit $313 million to its parent under its most restrictive covenants.

    CCC completed the following long-term debt offerings in 1997 and, as of August 7, 1997 had $650 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

- 6.45% Notes due July 1, 2002.................................  $300 million
- 6.75% Notes due July 1, 2007.................................  $300 million
- 6 1/2% Notes due August 1, 2004..............................  $250 million

SMITH BARNEY HOLDINGS INC. (SMITH BARNEY)

    Smith Barney funds its day-to-day operations through the use of commercial paper, collateralized and uncollateralized borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.250 billion revolving credit agreement with a bank syndicate that extends through May 2000, and has a $750 million 364-day revolving credit agreement with a bank syndicate that extends through May 1998. At June 30, 1997, there were no borrowings outstanding under either facility. Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

    Smith Barney and its subsidiary Smith Barney Inc. issue commercial paper directly to investors. As a policy, Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. In addition, Smith Barney monitors its leverage and capital ratios on a daily basis.

    Smith Barney is limited as to the amount of dividends that may be paid to TRV. At June 30, 1997, Smith Barney would have been able to remit approximately $779 million to TRV under its most restrictive covenants.

    Smith Barney completed the following long-term debt offerings in 1997 and, as of August 7, 1997, had $750 million available for debt offerings under its shelf registration statement:

- S&P 500 Equity Linked Notes due March 11, 2002...............  $66 million
- 7% Notes due March 15, 2004..................................  $250 million
- 7 3/8% Notes due May 15, 2007................................  $200 million
- 6 5/8% Notes due July 1, 2002................................  $250 million

    In addition to the long-term debt offerings above, in May 1997 Smith Barney, through a private placement, issued $25 million of 6.98% Notes due December 30, 1999.

SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

    Smith Barney engages in "matched book" transactions in government and mortgage-backed securities as well as "conduit" transactions in corporate equity and debt securities. These transactions are similar in nature. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). A "conduit" transaction involves the borrowing of a security from a counterparty and the simultaneous lending of the security to another counterparty. These transactions are reported gross in the Condensed Consolidated Statement of Financial Position and typically yield interest spreads, generally ranging from 10 to 30 basis points. The interest spread results from the net of interest received on the reverse repurchase or security borrowed transaction and the interest paid on the corresponding repurchase or security loaned transaction. Interest rates charged or credited in these activities are usually based on current Federal Funds rates but can fluctuate based on security availability and other market conditions. The size of balance sheet positions resulting from these activities can vary significantly depending primarily on levels of activity in the bond markets, but the impact on net income would be relatively smaller.

THE TRAVELERS INSURANCE COMPANY (TIC)

    At June 30, 1997, TIC had $23.3 billion of life and annuity product deposit funds and reserves. Of that total, $12.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.9 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.7 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.3 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 4.8%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.9 billion of liabilities is surrenderable without charge. More than 17% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

    TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. Currently, TIC has unused credit availability of $50 million under the five-year revolving credit facility referred to above.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $200 million has been paid during the first six months of 1997.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

    See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    For information concerning several purported class action lawsuits filed against Smith Barney Inc. in connection with three funds managed by Hyperion Capital Management Inc., see the descriptions that appear in the fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the first paragraph under the heading "Smith Barney" on page 65 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, the third full paragraph on page 83 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the first paragraph on page 28 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In June 1997, the U.S. Supreme Court denied plaintiffs' petition for certiorari.

    For information concerning a complaint seeking equitable relief that was filed by the U.S. Department of Justice, naming 24 major brokerage firms, including SBI, see the description that appears in the first paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement previously agreed to by the parties. In May 1997, plaintiffs in the related civil class action challenged certain provisions of the settlement.

    For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22, 1996 of Travelers Property Casualty Corp., the second paragraph on page 84 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the third paragraph on page 28 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In July 1997, the Texas Department of Insurance issued a rule addressing the same premium calculation issues raised by the proposed intervenor class in Travelers Indemnity Company of Connecticut v. Texas Workers Compensation Insurance Facility. The Company believes that this rule, which requires that rebates be paid to certain 1991 to 1994 Texas workers compensation policyholders, exceeds the Department's authority. Accordingly, the Company has joined with several other insurers in an appeal proceeding, entitled Highlands Insurance Company v. Texas Department of Insurance, which was filed in July 1997 in the District Court of Travis County, Texas. In July 1997, a purported class action, entitled El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al., was filed in the U.S. District Court for the Southern District of Florida, with allegations similar to those in the two El Chico purported class actions filed earlier this year in Tennessee and Georgia.

ITEM 2. CHANGES IN SECURITIES.

    On June 2, 1997, Smith Barney Inc. ("SBI") acquired the business of Perkins Shareholder Services, Inc. ("PSS"), a California corporation that provides stock option plan administration services, for approximately $85,000 in cash and certain other non-cash consideration. In connection with the transaction, on June 4, 1997, the Company issued 25,877 shares (the "Shares") of common stock, $.01 par value per share, of the Company, to Marilyn J. Perkins Claassen, PSS's president and sole stockholder, which Shares vest periodically over three and one-half years and which may be forfeited under certain circumstances. The Company received approximately $1,420,000 from SBI (based on the June 2, 1997 closing price of $54.875) to pay for the Shares. The issuance of the Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        See Exhibit Index.

    (b) Reports on Form 8-K:

    On June 13, 1997, the Company filed a Current Report on Form 8-K, dated June 11, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.365% Cumulative Preferred Stock, Series F, $1.00 par value per share.

    No other reports on Form 8-K were filed during the quarter ended June 30, 1997; however, on July 10, 1997, the Company filed a Current Report on Form 8-K, dated July 8, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.213% Cumulative Preferred Stock, Series G, $1.00 par value per share.

                                       EXHIBIT INDEX

  EXHIBIT                                                                                                    FILING
  NUMBER     DESCRIPTION OF EXHIBIT                                                                          METHOD
-----------  ----------------------                                                                       ------------

      3.01   Restated Certificate of Incorporation of Travelers Group Inc. (the "Company"), Certificate   Electronic
             of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, Certificate of
             Amendment to the Restated Certificate of Incorporation, filed April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997,
             Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, and Certificate
             of Designation of 6.213% Cumulative Preferred Stock, Series G.

      3.02   By-Laws of the Company as amended and restated through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924) (the "Company's 3/31/97 10-Q").

     11.01   Computation of Earnings Per Share.                                                           Electronic

     12.01   Computation of Ratio of Earnings to Fixed Charges.                                           Electronic

     27.01   Financial Data Schedule.                                                                     Electronic

     99.01   The fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the       Electronic
             fiscal quarter ended September 30, 1993, the first paragraph under the heading "Smith
             Barney" on page 65 of the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1995, the first paragraph on page 34 of the Company's Quarterly Report on Form
             10-Q for the fiscal quarter ended September 30, 1996, the third full paragraph on page 83 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
             (the "Company's 1996 10-K") and the first paragraph on page 28 of the Company's 3/31/97
             10-Q.

     99.02   The first paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the        Electronic
             fiscal quarter ended June 30, 1996.

     99.03   The paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22,   Electronic
             1996 of Travelers Property Casualty Corp., the second paragraph on page 84 of the Company's
             1996 10-K and the third paragraph on page 28 of the Company's 3/31/97 10-Q.

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



                             Travelers Group Inc.



Date: August 12, 1997                    By       /s/ Heidi Miller
                                            ------------------------------
                                                      Heidi Miller
                                              Senior Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)



Date: August 12, 1997                    By     /s/ Irwin Ettinger
                                            ------------------------------
                                                    Irwin Ettinger
                                             Executive Vice President and
                                               Chief Accounting Officer
                                            (Principal Accounting Officer)

                                         EXHIBIT INDEX

  EXHIBIT                                                                                                    FILING
  NUMBER     DESCRIPTION OF EXHIBIT                                                                          METHOD
-----------  ----------------------                                                                       ------------

      3.01   Restated Certificate of Incorporation of Travelers Group Inc. (the "Company"), Certificate   Electronic
             of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, Certificate of
             Amendment to the Restated Certificate of Incorporation, filed April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997,
             Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, and Certificate
             of Designation of 6.213% Cumulative Preferred Stock, Series G.

      3.02   By-Laws of the Company as amended and restated through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924) (the "Company's 3/31/97 10-Q").

     11.01   Computation of Earnings Per Share.                                                           Electronic

     12.01   Computation of Ratio of Earnings to Fixed Charges.                                           Electronic

     27.01   Financial Data Schedule.                                                                     Electronic

     99.01   The fourth paragraph on page 26 of the Company's Quarterly Report on Form 10-Q for the       Electronic
             fiscal quarter ended September 30, 1993, the first paragraph under the heading "Smith
             Barney" on page 65 of the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1995, the first paragraph on page 34 of the Company's Quarterly Report on Form
             10-Q for the fiscal quarter ended September 30, 1996, the third full paragraph on page 83 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
             (the "Company's 1996 10-K") and the first paragraph on page 28 of the Company's 3/31/97
             10-Q.

     99.02   The first paragraph on page 35 of the Company's Quarterly Report on Form 10-Q for the        Electronic
             fiscal quarter ended June 30, 1996.

     99.03   The paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22,   Electronic
             1996 of Travelers Property Casualty Corp., the second paragraph on page 84 of the Company's
             1996 10-K and the third paragraph on page 28 of the Company's 3/31/97 10-Q.


                 The total amount of securities authorized pursuant to any
              instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.