Form 10-K405/A
period 1996-12-31
TRAVELERS GROUP INC
filed 1997-10-24
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K/A-2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K/A-2.

Certain portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference into
Part III of this Form 10-K/A-2.

                                EXPLANATORY NOTE

            This Form 10-K/A-2 is being filed to revise the sections entitled "Property & Casualty Insurance Services -- Reserves" and "Property & Casualty Insurance Services -- Environmental, Asbestos and Cumulative Injury Claims" in
Item 1 and to make certain revisions to the information incorporated in Items 7 and 8. To reflect those changes, we have revised Exhibit 13.01, which is being refiled in its entirety, and have amended Item 14 accordingly. There have been no other changes to the text of the Form 10-K, which speaks as of the date of its original filing.

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

          The following table sets forth the year-end reserves from 1986 through 1996 and the subsequent changes in those reserves, presented on a historical basis for TAP. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1986-1995 have not been restated to include Aetna P&C's business. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table are presented in accordance with reporting requirements of the Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1986-1996 year-end reserves and the subsequent changes in those reserves.

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

                                                                            Year Ended December 31,
                                          1986(a) 1987(a) 1988(a) 1989(a) 1990(a) 1991(a) 1992(a) 1993(a)  1994(a)  1995(a)  1996(b)
                                          ------------------------------------------------------------------------------------------
                                                                                 (in millions)

Reserves for Loss and LAE
  Originally Estimated                    $ 6,658 $ 7,644 $ 8,116 $ 8,947 $ 9,239 $ 9,406 $ 9,873 $10,190  $10,251  $10,102  $21,816
Cumulative amount paid as of
One year later                              1,839   2,376   2,147   2,430   2,419   2,135   2,206   1,900    1,852    1,521
Two years later                             3,261   3,631   3,632   3,992   3,932   3,584   3,554   3,221    2,888
Three years later                           4,075   4,648   4,706   5,095   4,993   4,594   4,561   3,988
Four years later                            4,760   5,402   5,487   5,878   5,755   5,375   5,160
Five years later                            5,303   5,978   6,080   6,479   6,351   5,851
Six years later                             5,735   6,443   6,555   6,966   6,746
Seven years later                           6,109   6,829   6,963   7,304
Eight years later                           6,443   7,176   7,262
Nine years later                            6,751   7,445
Ten years later                             6,991

Reserves reestimated as of
One year later                              6,799   7,858   8,292   9,099   9,358   9,446  10,013  10,151    9,942    9,848
Two years later                             7,078   8,051   8,497   9,220   9,470   9,755  10,112  10,116    9,766
Three years later                           7,292   8,254   8,698   9,408   9,897  10,038  10,142   9,990
Four years later                            7,569   8,497   8,912   9,953  10,325  10,154  10,148
Five years later                            7,765   8,746   9,488  10,421  10,478  10,251
Six years later                             8,021   9,333   9,970  10,616  10,614
Seven years later                           8,636   9,813  10,150  10,755
Eight years later                           9,075   9,966  10,306
Nine years later                            9,245  10,131
Ten years later                             9,366

Cumulative Deficiency (Redundancy)          2,708   2,487   2,190   1,808   1,375     845     275    (200)    (485)    (254)

Gross liability--end of year                                                                      $13,805  $13,872  $14,715  $29,967
Reinsurance recoverables                                                                            3,615    3,621    4,613    8,151
                                                                                                  ----------------------------------

Net liability--end of year                                                                        $10,190  $10,251  $10,102  $21,816
                                                                                                  ==================================

Gross reestimated liability--latest                                                               $13,673  $13,717  $14,384
Reestimated reinsurance
   recoverables--latest                                                                             3,683    3,951    4,536
                                                                                                  -------  -------  -------
Net reestimated liability--latest                                                                 $ 9,990  $ 9,766  $ 9,848
                                                                                                  =======  =======  =======

Gross cumulative deficiency (redundancy)                                                          $  (132) $  (155) $  (331)
                                                                                                  =======  =======  =======

(a) Reflects reserves of Travelers P&C, excluding Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and LAE recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to the operations of Travelers P&C and does not include Aetna P&C.

(b) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million acquired on April 2, 1996 and subsequent development thereon.

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

          TAP's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by TAP generally occurs on an insured-by-insured basis as opposed to a claim-by-claim basis. The nature of the resolution is through coverage litigation, which often pertains to more than one claim, as well as through a settlement with an insured. Generally, the settlement between TAP and the insured extinguishes any obligation TAP may have under any policy issued to the insured for past, present and future environmental liabilities. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect TAP. TAP's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both risks presented by coverage litigation with the insured and the cost of such litigation.

          The reserving methodology includes an analysis by TAP of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by TAP on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by TAP. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between TAP and the insured; the identification of other insurers; the potential coverage available, if any, including number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

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

          To date, TAP generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds.Based upon TAP's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve provision is appropriate. As of December 31, 1996, TAP for approximately $1 billion, has resolved the environmental liabilities presented by 3,498 of the 4,981 policyholders who have tendered environmental claims to TAP. This resolution comprises 70% of the policyholders who have tendered such claims. TAP has reserves of approximately $950 million included in its bulk reserves relating to the remaining 1,483 policyholders (30% of the total) with unresolved environmental claims, as well as for any other policyholder which may tender an environmental claim in the future.

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

11.01           Computation of Earnings Per Share.

12.01           Computation of Ratio of Earnings to Fixed
                Charges.

13.01***        Pages 32 through 78 of the 1996 Annual Report to      Electronic
                Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

21.01           Subsidiaries of the Company.

23.01***        Consent of KPMG Peat Marwick LLP, Independent         Electronic
                Certified Public Accountants.

23.02** Accountant's consent to incorporation by reference of report filed with Exhibit 99.07.

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

99.07**         1996 Financial Statements of Travelers Group
                401(k) Savings Plan.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan were filed as an exhibit to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.


--------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
**   Filed with Form 10-K/A-1.
***  Filed with Form 10-K/A-2.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October, 1997.

                                       TRAVELERS GROUP INC.
                                       (Registrant)

                                       By: /s/ Irwin Ettinger
                                           -------------------------------
                                           Irwin Ettinger
                                           Executive Vice President

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

11.01           Computation of Earnings Per Share.

12.01           Computation of Ratio of Earnings to Fixed
                Charges.

13.01***        Pages 32 through 78 of the 1996 Annual Report to      Electronic
                Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

21.01           Subsidiaries of the Company.

23.01***        Consent of KPMG Peat Marwick LLP, Independent         Electronic
                Certified Public Accountants.

23.02** Accountant's consent to incorporation by reference of report filed with Exhibit 99.07.

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

99.07**         1996 Financial Statements of Travelers Group 401(k)
                Savings Plan.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan were filed as an exhibit to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

--------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
**   Filed with Form 10-K/A-1.
***  Filed with Form 10-K/A-2.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.