Form 10-Q
period 1997-09-30
TRAVELERS GROUP INC
filed 1997-11-12
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                -----------------

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

          COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997: 958,284,705

(ADJUSTED TO GIVE EFFECT TO THE THREE-FOR-TWO STOCK SPLIT PAYABLE ON NOVEMBER 19, 1997)

                              TRAVELERS GROUP INC.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information




Item 1.  Financial Statements:                                                 PAGE NO.
                                                                               --------
         Condensed Consolidated Statement of Income (Unaudited) -
           Three and Nine Months Ended September 30, 1997 and 1996                  3

         Condensed Consolidated Statement of Financial Position -
           September 30, 1997 (Unaudited) and December 31, 1996                     4

         Condensed Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited) - Nine Months Ended September 30, 1997                       5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 1997 and 1996                            6

         Notes to Condensed Consolidated Financial Statements - (Unaudited)         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       14


                              Part II - Other Information

Item 1.  Legal Proceedings                                                         35

Item 6.  Exhibits and Reports on Form 8-K                                          36

Exhibit Index                                                                      37

Signatures                                                                         39

                               TRAVELERS GROUP INC. and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                         (In millions of dollars, except per share amounts)



                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                       ---------------------      ----------------------
                                                           1997      1996            1997         1996
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
REVENUES
Insurance premiums                                       $2,226    $2,197          $6,670      $5,513
Commissions and fees                                      1,050       794           2,768       2,560
Interest and dividends                                    1,694     1,484           4,900       4,027
Finance related interest and other charges                  372       292             999         863
Principal transactions                                      252       243             766         786
Asset management and administration fees                    433       343           1,195         991
Other income                                                449       269           1,079         823
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
  Total revenues                                          6,476     5,622          18,377      15,563
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
EXPENSES
Policyholder benefits and claims                          1,898     1,947           5,709       5,537
Non-insurance compensation and benefits                   1,110       904           3,060       2,834
Insurance underwriting, acquisition and operating           820       799           2,424       2,166
Interest                                                    735       580           2,084       1,640
Provision for consumer finance credit losses                 63        60             208         188
Other operating                                             489       404           1,365       1,254
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
   Total expenses                                         5,115     4,694          14,850      13,619
------------------------------------------------------ ---------- ---------- ---- ---------- -----------

Gain (loss) on sale of subsidiaries and affiliates            -         -               -         397
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
Income before income taxes and minority interest          1,361       928           3,527       2,341
Provision for income taxes                                  483       323           1,246         684
Minority interest, net of income taxes                       55        44             153           -
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
Income from continuing operations                           823       561           2,128       1,657
Discontinued operations, net of income taxes:
   Gain on disposition                                        -        31               -          31
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
Net income                                                 $823      $592          $2,128      $1,688
====================================================== ========== ========== ==== ========== ===========

Net income per share of common stock
   and common stock equivalents(1)
   Continuing operations                                  $0.83      $0.56        $  2.13      $  1.66
   Discontinued operations                                 -          0.03           -            0.03
------------------------------------------------------ ---------- ---------- ---- ---------- -----------
Net income                                                $0.83      $0.59        $  2.13      $  1.69
====================================================== ========== ========== ==== ========== ===========
Weighted average number of common shares outstanding
   and common stock equivalents(1)                        970.5      958.5          969.9        955.8
====================================================== ========== ========== ==== ========== ===========


See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect a stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                               TRAVELERS GROUP INC. and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                      (In millions of dollars)



                                                                          September 30,        December 31,
                                                                              1997                 1996
----------------------------------------------------------------------- ------------------ --- --------------
ASSETS                                                                     (Unaudited)

Cash and cash equivalents
  (including $1,642 and $1,256 segregated under federal and other
     regulations)                                                            $ 2,127                $ 1,868
Investments and real estate held for sale:
   Fixed maturities, primarily available for sale at market value
     (amortized cost - $46,376 and $43,277)                                   47,874                 43,998
   Equity securities, at market (cost - $1,492 and $1,113)                     1,609                  1,157
   Mortgage loans                                                              3,662                  3,812
   Real estate held for sale                                                     491                    459
   Policy loans                                                                1,875                  1,910
   Short-term and other                                                        4,159                  5,173
----------------------------------------------------------------------- ------------------ --- --------------
   Total investments and real estate held for sale                            59,670                 56,509
----------------------------------------------------------------------- ------------------ --- --------------
Securities borrowed or purchased under agreements to resell                   32,329                 25,280
Brokerage receivables                                                          8,129                  7,305
Trading securities owned, at market value                                     15,518                 12,465
Net consumer finance receivables                                              10,401                  7,885
Reinsurance recoverables                                                       9,838                 10,234
Value of insurance in force and deferred policy acquisition costs              2,752                  2,563
Cost of acquired businesses in excess of net assets                            3,364                  2,933
Separate and variable accounts                                                10,997                  9,023
Other receivables                                                              5,145                  4,869
Other assets                                                                   9,161                 10,133
----------------------------------------------------------------------- ------------------ --- --------------
Total assets                                                                $169,431               $151,067
======================================================================= ================== === ==============
LIABILITIES
Investment banking and brokerage borrowings                                 $  5,083               $  3,217
Short-term borrowings                                                          3,284                  1,557
Long-term debt                                                                12,297                 11,327
Securities loaned or sold under agreements to repurchase                      30,013                 24,449
Brokerage payables                                                             6,220                  5,809
Trading securities sold not yet purchased, at market value                     9,989                  8,378
Contractholder funds                                                          14,590                 13,621
Insurance policy and claims reserves                                          44,004                 43,944
Separate and variable accounts                                                10,987                  8,949
Accounts payable and other liabilities                                        15,919                 14,702
----------------------------------------------------------------------- ------------------ --- --------------
  Total liabilities                                                          152,386                135,953
----------------------------------------------------------------------- ------------------ --- --------------
ESOP Preferred stock -- Series C (net of note guarantee of $17 and $35)          137                    129
----------------------------------------------------------------------- ------------------ --- --------------
TRV-obligated mandatorily redeemable preferred securities of
subsidiary trusts holding solely junior subordinated debt securities of TRV    1,000                  1,000
----------------------------------------------------------------------- ------------------ --- --------------
TAP-obligated mandatorily redeemable preferred securities of
subsidiary trusts holding solely junior subordinated debt securities of TAP      900                    900
----------------------------------------------------------------------- ------------------ --- --------------
STOCKHOLDERS' EQUITY (1)
Preferred stock, at aggregate liquidation value                                  800                    675
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1997 - 1,115,428,926 shares and 1996 - 1,114,623,201
    shares)                                                                       11                     11
Additional paid-in capital                                                     7,747                  7,213
Retained earnings                                                              9,233                  7,452
Treasury stock, at cost (1997 - 155,628,353 shares and 1996 -
  158,255,102 shares)                                                         (3,275)                (2,446)
Unrealized gain (loss) on investment securities                                  930                    469
Other, principally unearned compensation                                        (438)                  (289)
----------------------------------------------------------------------- ------------------ --- --------------
  Total stockholders' equity                                                  15,008                 13,085
----------------------------------------------------------------------- ------------------ --- --------------
Total liabilities and stockholders' equity                                  $169,431               $151,067
======================================================================= ================== === ==============

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect a stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).




                               TRAVELERS GROUP INC. and Subsidiaries
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                      (In millions of dollars)

NINE MONTHS ENDED SEPTEMBER 30, 1997                                          Amount          Shares(1)
----------------------------------------------------------------------- ----------------- -----------------
PREFERRED STOCK, AT AGGREGATE LIQUIDATION VALUE                                            (in thousands)
Balance, beginning of year                                                   $   675             8,700
Redemption of preferred stock                                                   (675)           (8,700)
Issuance of preferred stock                                                      800             3,200
----------------------------------------------------------------------- ----------------- -----------------
Balance, end of period                                                       $   800             3,200
======================================================================= ================= =================
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Balance, beginning of year(1)                                                $ 7,224         1,114,623
Issuance of shares pursuant to employee benefit plans                            541
Exercise of common stock warrants                                                 10               806
Cost of issuance of preferred stock                                              (17)
----------------------------------------------------------------------- ----------------- -----------------
Balance, end of period                                                         7,758         1,115,429
----------------------------------------------------------------------- ----------------- -----------------
RETAINED EARNINGS
Balance, beginning of year                                                     7,452
Net income                                                                     2,128
Common dividends                                                                (289)
Preferred dividends                                                              (58)
----------------------------------------------------------------------- -----------------
Balance, end of period                                                         9,233

----------------------------------------------------------------------- -----------------
TREASURY STOCK, AT COST
Balance, beginning of year(1)                                                 (2,446)         (158,255)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes            (67)           22,441
Treasury stock acquired                                                         (762)          (19,814)
----------------------------------------------------------------------- ----------------- -----------------
Balance, end of period                                                        (3,275)         (155,628)
----------------------------------------------------------------------- ----------------- -----------------
UNREALIZED GAIN (LOSS) ON INVESTMENT SECURITIES

Balance, beginning of year                                                       469
Net change in unrealized gains and losses on investment securities,
  net of tax                                                                     461
----------------------------------------------------------------------- -----------------
Balance, end of period                                                           930

----------------------------------------------------------------------- -----------------
OTHER, PRINCIPALLY UNEARNED COMPENSATION
Balance, beginning of year                                                      (289)
Issuance of restricted stock, net of amortization                               (147)
Other                                                                             (2)
----------------------------------------------------------------------- -----------------
Balance, end of period                                                          (438)
----------------------------------------------------------------------- -----------------
TOTAL COMMON STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING              $14,208           959,801
======================================================================================== =================
TOTAL STOCKHOLDERS' EQUITY                                                   $15,008
======================================================================= =================

See Notes to Condensed Consolidated Financial Statements.

(1) Current and prior year information has been restated to reflect a stock split (see Note 1 of Notes to Condensed Consolidated Financial Statements).

                               TRAVELERS GROUP INC. and Subsidiaries
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                     (In millions of dollars)



NINE MONTHS ENDED SEPTEMBER 30,                                                 1997              1996
----------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from  continuing  operations  before  income taxes and minority
  interest                                                                  $  3,527          $  2,341
Adjustments  to reconcile  income from  continuing  operations  before income taxes and  minority  interest  to net cash  provided  by (used in)
    operating activities:
    Amortization  of deferred  policy  acquisition  costs and value of
      insurance in force                                                       1,073               864
    Additions to deferred policy acquisition costs                            (1,272)           (1,009)
    Depreciation and amortization                                                287               256
    Provision for consumer finance credit losses                                 208               188
    Changes in:
       Trading securities, net                                                (1,442)              427
       Securities borrowed, loaned and repurchase agreements, net             (1,485)               13
       Brokerage receivables net of brokerage payables                          (413)           (1,372)
       Insurance policy and claims reserves                                      287               369
       Other, net                                                              2,082             1,115
Net cash  flows  provided  by  operating  activities  of  discontinued
  operations                                                                       -                48
----------------------------------------------------------------------- ---------------- -----------------
Net cash provided by (used in) operations                                      2,852             3,240
Income taxes paid                                                               (980)             (532)
----------------------------------------------------------------------- ---------------- -----------------
  Net cash provided by (used in) operating activities                          1,872             2,708
----------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Consumer loans originated or purchased                                        (3,552)           (2,453)
Consumer loans repaid or sold                                                  2,233             1,898
Purchases of fixed maturities and equity securities                          (19,516)          (23,764)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                   14,330            19,785
  Mortgage loans                                                                 312               201
  Real estate and real estate joint ventures                                     387               180
Proceeds from maturities of investments:
  Fixed maturities                                                             2,572             2,483
  Mortgage loans                                                                 507               570
Other investments, primarily short-term, net                                    (553)             (117)
Business acquisition                                                          (1,618)           (4,160)
Other, net                                                                      (458)              (40)
----------------------------------------------------------------------- ---------------- -----------------
  Net cash provided by (used in) investing activities                         (5,356)           (5,417)
----------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid                                                                  (347)             (291)
Issuance of preferred stock                                                      783                 -
Redemption of preferred stock                                                   (675)                -
Subsidiary issuance of preferred stock                                             -               900
Subsidiary's sale of Class A common stock                                          -             1,453
Treasury stock acquired                                                         (762)             (432)
Stock tendered for payment of withholding taxes                                 (280)             (146)
Issuance of long-term debt                                                     1,716             1,590
Payments and redemptions of long-term debt                                      (747)             (468)
Net change in short-term  borrowings (including investment banking and
  brokerage borrowings)                                                        3,593               783
Contractholder fund deposits                                                   2,450             1,329
Contractholder fund withdrawals                                               (1,991)           (2,194)
Other, net                                                                         3               (46)
----------------------------------------------------------------------- ---------------- -----------------
  Net cash provided by (used in) financing activities                          3,743             2,478
----------------------------------------------------------------------- ---------------- -----------------
Change in cash and cash equivalents                                              259              (231)
Cash and cash equivalents at beginning of period                               1,868             1,866
----------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                  $  2,127          $  1,635
----------------------------------------------------------------------- ---------------- -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                    $  2,018          $  1,595
======================================================================= ================ =================
SUPPLEMENTAL DISCLOSURE OF BUSINESS ACQUISITIONS:
 Assets and liabilities of business acquired:

  Invested assets                                                           $      -           $13,969
  Net consumer finance receivables                                             1,156                 -
  Reinsurance recoverables and other assets                                      482            10,386
  Insurance policy and claim reserves                                              -           (18,302)
  Other liabilities                                                              (20)           (1,893)
----------------------------------------------------------------------- ---------------- -----------------
      Cash payment related to business acquisition                          $  1,618            $4,160
======================================================================= ================ =================

See Notes to Condensed Consolidated Financial Statements.

                      TRAVELERS GROUP INC. and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited and include the accounts of Travelers Group Inc.
    (TRV) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

    Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

    THE BOARD OF DIRECTORS ON OCTOBER 22, 1997 DECLARED A THREE-FOR-TWO SPLIT IN TRV'S COMMON STOCK, IN THE FORM OF A 50% STOCK DIVIDEND, WHICH IS PAYABLE ON NOVEMBER 19, 1997 TO STOCKHOLDERS OF RECORD ON NOVEMBER 3, 1997. CURRENT AND PRIOR YEAR INFORMATION HAS BEEN RESTATED TO REFLECT THE STOCK SPLIT.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.  PENDING MERGER
    --------------

    On September 24, 1997, TRV and Salomon Inc (Salomon) announced that they had entered into an agreement and plan of merger pursuant to which a newly formed wholly owned subsidiary of TRV will merge with and into Salomon. The transaction has been approved by the Boards of Directors of both TRV and Salomon. Pursuant to the merger agreement, Salomon common stockholders will receive 1.695 shares of TRV common stock (after giving effect to the TRV stock split) for each share of Salomon common stock that they own, for a total value of approximately $9 billion; each share of preferred stock of Salomon will be converted into a share of a substantially identical series of preferred stock of TRV; and Salomon will become a wholly owned subsidiary of TRV. After the merger, Salomon and Smith Barney Holdings Inc., a wholly owned subsidiary of TRV, will merge to form Salomon Smith Barney Holdings Inc.

    The transaction is expected to be completed by late November 1997 and is subject to various regulatory approvals and approval by Salomon stockholders. The merger will be a tax-free exchange and will be accounted for on a "pooling of interests" basis. As a result of the merger the Company expects to record a restructuring charge of between $400 million and $500 million (after-tax) primarily for severance and costs related to excess or unused office space and other facilities.

3.  AETNA P&C ACQUISITION - PRO FORMA RESULTS OF OPERATIONS
    -------------------------------------------------------

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

    The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the nine months ended September 30, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not indicative of what would have occurred had the acquisition and related transactions occurred on the date indicated, or of future results of the Company.


                                                          Nine Months Ended
                                                         September 30, 1996*
                                                         ---------------------
    (in millions, except per share data)

    Revenues                                                    $ 17,163
                                                                 =======
    Income from continuing operations                           $  1,419
                                                                 =======
    Net income                                                  $  1,450
                                                                 =======
    Net income per common share:

       Continuing operations                                    $   1.41
                                                                 =======
       Net income                                               $   1.44
                                                                 =======

    * Historical results of Aetna P&C for the first quarter of 1996 include $307 million ($200 million after tax) of realized investment gains.

    In the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of Travelers strategies, policies and practices to Aetna P&C reserves and include: $221 million after tax and minority interest ($414 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); a $45 million after tax and minority interest ($84 million before tax and minority interest) provision for an additional asbestos liability related to an existing settlement agreement with a policyholder of Aetna P&C; a $14 million after tax and minority interest ($27 million before tax and minority interest) charge related to premium collection issues; a $22 million after tax and minority interest ($41 million before tax and minority interest) provision for uncollectibility of reinsurance recoverables; and a $19 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of The Travelers Indemnity Company related to the restructuring plan for the acquisition. In addition, in the second quarter of 1996 the Company recognized a gain of $363 million (before and after tax) from the issuance of shares of Class A Common Stock by TAP and such gain is not reflected in the pro forma financial information above.

4.  CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED
    -------------------------------------------------------------------------

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

    On a pro forma basis, for the three months ended September 30, 1997 and 1996, basic EPS is $0.88 and $0.61, respectively, and diluted EPS is $0.83 and $0.59, respectively.

    On a pro forma basis, for the nine months ended September 30, 1997 and 1996, basic EPS is $2.25 and $1.76, respectively, and diluted EPS is $2.13 and $1.68, respectively.

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

    In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining the impact, if any, of the adoption of FAS No. 131.

5.  DEBT
    ----

    Investment banking and brokerage borrowings consisted of the following:


    (Millions)                                   September 30, 1997        December 31, 1996
    ---------                                   --------------------     --------------------
    Commercial paper                                   $4,220                    $3,028
    Bank loans and other borrowings                       863                       189
                                                     ---------                  --------
                                                       $5,083                    $3,217
                                                     =========                  ========

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

    Short-term borrowings consisted of commercial paper outstanding as follows:


    (Millions)                                    September 30, 1997       December 31, 1996
    ---------                                   ----------------------   --------------------
    Commercial Credit Company                            $3,157                  $1,482
    Travelers Property Casualty Corp.                       127                      25
    The Travelers Insurance Company                           -                      50
                                                        --------                -------
                                                         $3,284                  $1,557
                                                        ========                =======

    Long-term debt, including its current portion, consisted of the following:


    (Millions)                                   September 30, 1997       December 31, 1996
    ---------                                   --------------------     -------------------
    Travelers Group Inc.                             $  1,696                   $1,903
    Commercial Credit Company                           6,300                    5,750
    Smith Barney Holdings Inc.                          3,008                    2,369
    Travelers Property Casualty Corp.                   1,249                    1,249
    The Travelers Insurance Group Inc.                     44                       56
                                                     ---------                ---------
                                                      $12,297                  $11,327
                                                     =========                =========

    TRV, Commercial Credit Company (CCC), TAP and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

    TRV, CCC and TIC have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently, $500 million is allocated to TRV, $450 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $5.3 billion. At September 30, 1997, there were no borrowings outstanding under this facility.

    CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

    CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1997, CCC would have been able to remit $562 million to its parent under its most restrictive covenants.

    Smith Barney has a $1.250 billion revolving credit agreement with a bank syndicate that extends through May 2000, and has a $750 million, 364-day revolving credit agreement that extends through May 1998. Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. At September 30, 1997, there were no borrowings outstanding under either facility.

    Smith Barney is limited as to the amount of dividends that may be paid to TRV. The amount of dividends varies based upon, among other things, levels of net income of Smith Barney. At September 30, 1997, Smith Barney would have been able to remit approximately $854 million to TRV under its most restrictive covenants.

    During the first nine months of 1997, CCC issued $900 million and Smith Barney issued $816 million of long-term notes with varying interest rates and maturities.

    TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $3.1 billion. At September 30, 1997, there were no borrowings outstanding under this facility.

    TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $245 million of dividends from its insurance subsidiaries during the first nine months of 1997.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $300 million has been paid during the first nine months of 1997.

6.  STOCKHOLDERS' EQUITY
    --------------------

    In June 1997, the Company sold in a public offering 8.0 million depositary shares, each representing one-fifth of a share of 6.365% Cumulative Preferred Stock, Series F (Series F Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $400 million. The Series F Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after June 16, 2007, the Company may redeem the Series F Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    In July 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.213% Cumulative Preferred Stock, Series G (Series G Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series G Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after July 11, 2007, the Company may redeem the Series G Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    In September 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.231% Cumulative Preferred Stock, Series H (Series H Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series H Preferred Stock has cumulative dividends payable quarterly commencing November 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after September 8, 2007, the Company may redeem the Series H Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    In October 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 5.864% Cumulative Preferred Stock, Series M (Series M Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series M Preferred Stock has cumulative dividends payable quarterly commencing November 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after October 8, 2007, the Company may redeem the Series M Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

    On July 1, 1997 the Company redeemed all of the 7.5 million outstanding shares (15 million depositary shares) of its 9.25% Preferred Stock, Series D (Series D Preferred Stock) at $50 per share ($25 per depositary share). The aggregate amount of Series D Preferred Stock outstanding on the redemption date was $375 million.

    On July 28, 1997 the Company redeemed all of the 1.2 million outstanding shares (12 million depositary shares) of its 8.125% Cumulative Preferred Stock, Series A (Series A Preferred Stock) at $250 per share ($25 per depositary share) plus accrued and unpaid dividends to the redemption date. The aggregate amount of Series A Preferred Stock outstanding on the redemption date was $300 million.

7.  CONTINGENCIES
    -------------

    Certain subsidiaries of the Company were in arbitration with underwriters at Lloyd's of London (Lloyd's) in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involved the ability to aggregate asbestos claims under a market agreement between Lloyd's and those subsidiaries or under the applicable reinsurance treaties. The Company recently finalized an agreement to settle this arbitration with underwriters at Lloyd's and certain London companies in New York State. The outcome of this agreement will have no impact on earnings.

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

    The reserves carried for environmental and asbestos claims at September 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS


                                             Three Months Ended           Nine Months Ended
                                                 September 30               September 30
                                             ---------------------- --- ----------------------
(In millions, except per share amounts)        1997         1996          1997         1996
---------------------------------------      ---------    ---------     ---------    ---------
Revenues                                      $ 6,476     $ 5,622       $18,377       $15,563
                                             =========    =========     =========    =========

Income from continuing operations             $   823     $   561       $ 2,128      $  1,657
Income from discontinued operations                 -          31             -            31
                                             ---------    ---------     ---------    ---------
Net income                                    $   823     $   592       $ 2,128      $  1,688
                                             =========    =========     =========    =========
Earnings per share*:

 Continuing operations                        $  0.83     $  0.56       $   2.13     $   1.66

 Discontinued operations                          -          0.03            -           0.03
                                             ---------    ---------     ---------    ---------
 Net income                                   $  0.83     $  0.59       $   2.13     $   1.69
                                             =========    =========     =========    =========
Weighted average number of
  common shares outstanding
  and common stock equivalents*                 970.5       958.5          969.9        955.8
                                             =========    =========     =========    =========

* ON OCTOBER 22, 1997 THE BOARD OF DIRECTORS DECLARED A THREE-FOR-TWO STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND PAYABLE ON NOVEMBER 19, 1997 TO STOCKHOLDERS OF RECORD ON NOVEMBER 3, 1997. CURRENT AND PRIOR YEAR INFORMATION HAS BEEN RESTATED TO REFLECT THE STOCK SPLIT.

PENDING MERGER
As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company), on September 24, 1997, TRV and Salomon Inc (Salomon) announced that they had entered into an agreement and plan of merger pursuant to which a newly formed wholly owned subsidiary of TRV will merge with and into Salomon. The transaction has been approved by the Boards of Directors of both TRV and Salomon. Pursuant to the merger agreement, Salomon common stockholders will receive 1.695 shares of TRV common stock (after giving effect to the TRV stock split) for each share of Salomon common stock that they own, for a total value of approximately $9 billion; each share of preferred stock of Salomon will be converted into a share of a substantially identical series of preferred stock of TRV; and Salomon will become a wholly owned subsidiary of TRV. After the merger, Salomon and Smith Barney Holdings Inc., a wholly owned subsidiary of TRV, will merge to form Salomon Smith Barney Holdings Inc.

The transaction is expected to be completed by late November 1997 and is subject to various regulatory approvals and approval by Salomon stockholders. The merger will be a tax-free exchange and will be accounted for on a "pooling of interests" basis. As a result of the merger the Company expects to record a restructuring charge of between $400 million and $500 million (after-tax) primarily for severance and costs related to excess or unused office space and other facilities.

ACQUISITION - AETNA P&C
As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, on April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of Travelers Group Inc. (TRV), completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Services, Inc. (Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18%. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition. TAP also owns The Travelers Indemnity Company (Travelers Indemnity). Travelers Indemnity along with Aetna P&C are the primary vehicles through which the Company engages in the property and casualty insurance business.

On June 23, 1997, TAP repurchased an aggregate of approximately 6.6 million shares of Class A Common Stock held by four private investors for approximately $240.8 million. This repurchase increased TRV's ownership of TAP to approximately 83.4%.

RESULTS OF OPERATIONS
Consolidated income from continuing operations for the quarter ended September 30, 1997 was $823 million, and includes reported investment portfolio gains of $82 million after tax and minority interest. This compares with income from continuing operations of $561 million in the 1996 period, which included portfolio losses of $15 million after tax and minority interest.

Excluding reported investment portfolio gains/losses, net income for the third quarter of 1997 was 29% above the comparable period in 1996, primarily reflecting improved performance at Smith Barney Holdings Inc. (Smith Barney) and increased earnings from the insurance operations.

Income from continuing operations for the nine months ended September 30, 1997 was $2.128 billion, compared to $1.657 billion in the 1996 period. Included in the 1997 nine-month period are portfolio gains of $97 million after tax and minority interest, compared to $33 million after tax and minority interest of portfolio losses in the 1996 nine-month period. Also included in the 1996 nine-month period are gains of $389 million after tax and minority interest from sales of stock of subsidiaries and affiliates and charges related to the acquisition of Aetna P&C in April 1996, amounting to $321 million after tax and minority interest. Excluding these items, net income for the first nine months of 1997 was 25% above the comparable period in 1996.

The gain from discontinued operations for the third quarter and nine months of 1996 represents the contingency payment received in 1996 from the 1995 sale of The MetraHealth Companies, Inc.

The effective income tax rate for the nine months ended September 30, 1996 is below the statutory rate of 35% due primarily to the nontaxability of the $363 million gain recognized from the sale of shares of Class A Common Stock by TAP.

The following discussion presents in more detail each segment's performance.

     SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
     ----------------------------------------------------------------------

INVESTMENT SERVICES



                                            Three Months Ended September 30,
                              --------------------------------------------------------------
                                         1997                             1996
----------------------------- ---------------------------- -- ------------------------------
(millions)                      Revenues      Net income         Revenues      Net income
----------------------------- -------------- ------------- -- --------------- --------------
Smith Barney                      $2,389          $303            $1,889           $209
============================= ============== ============= == =============== ==============

SMITH BARNEY
Smith Barney reported net income of $303 million for the three months ended September 30, 1997, compared to $209 million reported in the third quarter of 1996, reflecting strength in commission revenues, asset management and administration fees and investment banking. Smith Barney's return on equity of 39.3% for the third quarter of 1997 continues to be among the highest of its industry peer group. Pre-tax profit margins increased to 26.9% in the third quarter of 1997, up from 22.7% in the comparable prior year period.

SMITH BARNEY REVENUES

                                              Three Months Ended September 30,
                                             -----------------------------------
(millions)                                        1997            1996
-------------------------------------------- ------------- --- -----------------

Commissions                                        $677            $498
Asset management and administration fees            433             343
Investment banking                                  364             288
Principal transactions                              252             243
Interest income, net*                               131             106
Other income                                         36              29
-------------------------------------------- ------------- --- -----------------
Net revenues*                                    $1,893          $1,507
============================================ ============= === =================

* Net of interest expense of $496 million and $382 million in 1997 and 1996, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense were $1.893 billion in the third quarter of 1997, 26% ahead of the $1.507 billion in the third quarter of 1996. Commission revenues were $677 million in the 1997 third quarter, compared to $498 million in the 1996 comparable period, reflecting strong increases in listed and over-the-counter securities commissions as well as mutual fund commissions. Annualized retail gross production per Financial Consultant rose 28% to $428,000 in the third quarter of 1997 from $334,000 in the comparable 1996 period. Smith Barney currently has a sales force of approximately 10,300 registered Financial Consultants working out of 434 domestic retail offices.

Asset management and administration fees rose 26% to a record $433 million, reflecting growth in all recurring fee-based products -- led by a 40% increase in managed accounts revenues, a 31% increase in Consulting Group revenues, and a 15% increase in money market and mutual fund revenues. At September 30, 1997 total fee-based assets under management were a record $188.1 billion, which includes a record $129.7 billion in internally managed assets, up 28% and 23%, respectively, from the comparable 1996 period.

Investment banking revenues totaled $364 million, a 26% increase over the comparable 1996 period, primarily reflecting revenue increases in unit trust, high grade debt and public finance underwriting.

Principal transaction revenues were $252 million in the third quarter of 1997, a 4% improvement over the comparable 1996 period, with an increase in taxable fixed income trading partially offset by a decline in municipal trading.

Net interest income reached $131 million, up 23% over the comparable 1996 period. The increase is primarily due to increased margin lending to clients and higher levels of securities lending activity.

Total expenses, excluding interest, increased 19% to $1.384 billion in the third quarter of 1997 compared to $1.165 billion in the third quarter of 1996, primarily the result of higher production related compensation expense. Smith Barney's ratio of non-compensation expenses to net revenues was 18.5% for the third quarter of 1997 compared to 21.3% in the comparable 1996 period. Smith Barney's ratio of compensation and benefit expense to net revenues declined to 54.6% from 56.0% in the prior year period.

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

ASSETS UNDER MANAGEMENT

                                                     At September 30,
                                              ---------- -------- -----------
 (billions)                                      1997                1996
 -------------------------------------------- ---------- -------- -----------
 Smith Barney                                    $129.7              $105.4
 Travelers Life and Annuity (1)                    22.9                21.4
 -------------------------------------------- ---------- -------- -----------
 Total Assets Under Management                   $152.6              $126.8
 ============================================ ========== ======== ===========

(1) Part of the Life Insurance Services segment.

CONSUMER FINANCE SERVICES


                                               Three Months Ended September 30,
                                  -----------------------------------------------------------
 (millions)                                   1997                          1996
 -------------------------------- ------------- ---------------- ------------ ---------------
                                      Revenues       Net income     Revenues      Net income
 -------------------------------- ------------- ---------------- ------------ ---------------
 Consumer Finance Services                $448              $66         $351             $54
 ================================ ============= ================ ============ ===============


Consumer finance earnings increased 21% to $66 million in the third quarter of 1997, from $54 million in the third quarter of 1996, reflecting strong receivables growth in all major products, largely as a result of investments made over the last year in marketing, training and systems enhancements. Net receivables reached a record $10.7 billion versus $7.7 billion a year ago. This increase reflects strong internal growth as well as the July 31, 1997 acquisition of Security Pacific Financial Services, which contributed approximately $1.2 billion in receivables. The Security Pacific acquisition did not have a material impact on earnings during the third quarter, but is expected to be accretive beginning in the final quarter of 1997. Integration of the new unit has proceeded rapidly, with the conversion to the Company's proprietary systems and the closing of approximately 100 of Security Pacific's original 297 branch offices. As of September 30, 1997, the Company had 1,057 branches, making it the third largest domestic branch network in the consumer finance industry.

Net receivables increased $1.6 billion, or 18%, during the third quarter of 1997, which included the addition of receivables from Security Pacific as well as internal growth driven primarily by real estate loans generated through the Company's branch network and through the sales efforts of Primerica Financial Services (PFS) representatives.

The average yield, at 14.57%, was lower than the 1996 quarter's yield of 15.17%, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.SM) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $1.163 billion at September 30, 1997, up from $832 million at September 30, 1996, as a result of strong credit card originations.

Delinquencies in excess of 60 days were 2.17% at the end of the third quarter of 1997 compared to 2.14% at the end of the second quarter of 1997 and 2.31% a year ago. The charge-off rate was 2.50% during the third quarter of 1997, lower than the 2.82% rate during the second quarter of 1997 and the 2.91% rate during the third quarter of 1996. Loan losses reflect a short-term benefit related to the Security Pacific acquisition, largely from the transition of that portfolio to the Company's charge-off policies. The acquisition also helped to increase the reserves as a percentage of net receivables to 3.05% at September 30, 1997, up from 2.91% in the second quarter of 1997 and 2.92% a year ago.

                                                   As of, or for, the
                                            Three Months Ended September 30,
                                           -----------------------------------
                                                 1997              1996
                                           ------------------ ----------------

Allowance for credit losses as a %
 of net outstandings                              3.05%             2.92%


Charge-off rate for the period                    2.50%             2.91%

60 + days past due on a contractual
   basis as a % of gross consumer
   finance receivables at quarter end             2.17%             2.31%

LIFE INSURANCE SERVICES


                                                      Three Months Ended September 30,
                                         ------------------------ ---- ------------------------
                                                  1997                          1996
                                         ------------------------ ---- ------------------------
(millions)                               Revenues    Net income        Revenues    Net income
---------------------------------------- ---------- ------------- ---- ---------- -------------
Travelers Life and Annuity (1)                $716         $ 150            $573         $  78
Primerica Financial Services (2)               385            87             349            68
---------------------------------------- ---------- ------------- ---- ---------- -------------
Total Life Insurance Services               $1,101          $237            $922          $146
======================================== ========== ============= ==== ========== =============


(1) Net income includes $43 million of reported investment portfolio gains in 1997 and $13 million of reported investment portfolio losses in 1996.
(2) Net income in 1997 includes $2 million of reported investment portfolio gains.

TRAVELERS LIFE AND ANNUITY
Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Smith Barney Financial Consultants and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before reported investment portfolio gains/losses increased 17% to $107 million in the third quarter of 1997 from $91 million in the comparable 1996 period. Higher earnings were largely driven by strong investment income as well as growth in annuity account balances and long term care insurance. The positive earnings momentum attributable to strong sales of recently introduced products -- including less capital-intensive variable life insurance and annuities -continues to be partially offset by the gradual decline in the amount of higher margin business written several years ago.

Deferred annuity policyholder account balances and benefit reserves at September 30, 1997 were $15.6 billion compared to $12.6 billion at September 30, 1996. Net written premiums and deposits were $574.3 million in the third quarter of 1997, up 20% from $477.7 million in the third quarter of 1996. Significant sales through Copeland, Smith Barney and a nationwide network of independent agents reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels.

Payout and group annuity net premiums and deposits (excluding those of affiliates) totaled $350.5 million in the third quarter of 1997, up 14% from $308.8 million in the third quarter of 1996, reflecting the strong sales of new variable rate guaranteed investment contracts. Policyholder account balances and reserves totaled $11.7 billion at September 30, 1997, slightly ahead of the September 30, 1996 balances of $11.2 billion.

Direct written premiums and deposits (excluding single premium policies) for individual life insurance were $71.6 million in the third quarter of 1997, marginally ahead of the $70.8 million in the third quarter of 1996. Face amount of individual life insurance issued during the third quarter of 1997 was

$1.5 billion, compared to $1.7 billion in the third quarter of 1996, bringing total life insurance in force to $50.9 billion at September 30, 1997.

Net written premiums for the growing long-term care insurance line were $43.7 million in the third quarter of 1997, compared to $34.4 million in the third quarter of 1996.

Future sales across all lines of business are expected to benefit from A.M. Best Company's recent upgrade of The Travelers Insurance Company's rating to A+ (Superior), which rating may be revised or withdrawn at anytime.

PRIMERICA FINANCIAL SERVICES
Earnings (before reported investment portfolio gains/losses) for the third quarter of 1997 increased 25% to $85 million from $68 million in the third quarter of 1996 reflecting healthy sales of mutual funds, variable annuities and consumer loans, continued strength in life insurance in force as well as favorable mortality experience and well disciplined expense management.

Face amount of new term life insurance sales was $13.1 billion in the third quarter of 1997, compared to $12.6 billion in the third quarter of 1996. Life insurance in force reached $368.1 billion at September 30, 1997, up from $357.2 billion at September 30, 1996, and continued to reflect good policy persistency and stable sales levels.

Sales of mutual funds (at net asset value) were $635.9 million for the third quarter of 1997, a 14% increase over third quarter 1996 sales of $557.3 million. More than 33% of U.S. sales were from the Smith Barney products, predominantly The Concert SeriesSM, which PFS first introduced to its market in March 1996. Net receivables from $.M.A.R.T.SM and $.A.F.E.SM consumer loans continued to advance, reaching $2.071 billion at the end of the third quarter of 1997, up 9% from $1.901 billion at the end of the 1997 second quarter and up 48% from $1.404 billion at the end of the 1996 third quarter. Earnings and assets relating to these consumer loans are included in the Consumer Finance segment. The TRAVELERS SECURE(R) home and auto insurance products -- issued through TAP -- continue to experience growth in applications and policies and the number of policies issued during the third quarter of 1997 grew to 25,941, compared to 10,516 in the third quarter of 1996. As of September 30, 1997, this product had been introduced in 37 states and was sold through nearly 8,000 agents licensed to sell the product.

PROPERTY & CASUALTY INSURANCE SERVICES


                                                      Three Months Ended September 30,
                                                 ----------------------- -------------------
(millions)                                                1997                  1996
------------------------------------------------ ----------------------- -------------------
                                                                Net                   Net
                                                              income                income
                                                 Revenues     (loss)     Revenues   (loss)
------------------------------------------------ ---------- ------------ ---------- --------
Commercial Lines (1) (2)                            $1,651      $255        $1,669    $203
Personal Lines (1) (3)                                 853       101           781      72
Financing costs and other (1)                            3       (29)            2     (28)
Minority interest                                        -       (55)            -     (44)
------------------------------------------------ ---------- ------------ ---------- --------
Total Property & Casualty Insurance Services        $2,507      $272        $2,452    $203
================================================ ========== ============ ========== ========

(1) Before minority interest.
(2) Net income includes $31 million of reported investment portfolio gains in 1997.
(3) Net income includes $6 million and $1 million of reported investment portfolio gains in 1997 and 1996, respectively.

COMMERCIAL LINES
Earnings before reported investment portfolio gains/losses increased 10% to $224 million in the third quarter of 1997 from $203 million in the third quarter of 1996, primarily reflecting strong net investment income, expense savings and lower catastrophe losses. Catastrophe losses were insignificant in the third quarter of 1997 compared to $16.2 million (after taxes and reinsurance) in the third quarter of 1996.

Commercial Lines net written premiums for the third quarter of 1997 totaled $1.176 billion, down $41 million from $1.217 billion in the third quarter of 1996, reflecting highly competitive conditions in the marketplace and the Company's continuing selective underwriting.

Fee income for the third quarter of 1997 was $90.4 million compared to $100.6 million in the third quarter of 1996. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by National Accounts writing more service fee-based product versus premium-based product.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. National Accounts net written premiums of $151.1 million for the third quarter of 1997 decreased $89.5 million from the third quarter of 1996. This decrease was primarily due to a decrease in the Company's level of involuntary pool participation as well as National Accounts writing less premium-based product versus service fee-based product and the competitive marketplace. National Accounts new business was moderately higher and the business retention ratio was significantly higher in the third quarter of 1997 when compared to the third quarter of 1996. Both the amount of new business and the business retention ratio were unusually low in the third quarter of 1996. Premiums from involuntary pools are not included in the amount of new business or the business retention ratio.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $502.3 million in the third quarter of 1997 compared to $450.6 million in the third quarter of 1996. For the third quarter of 1997, new premium business in Commercial Accounts was significantly higher than in the third quarter of 1996, reflecting continued growth through programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio was also significantly higher in the third quarter of 1997 than in the third quarter of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $353.9 million in the third quarter of 1997, compared to $345.3 million in the third quarter of 1996. New premium business in Select Accounts was virtually the same in the third quarter of 1997 as in the third quarter of 1996. The Select Accounts business retention ratio was moderately higher in the third quarter of 1997 than in the third quarter of 1996. Select Accounts continues to benefit from the broader industry and product line expertise of the combined company, partially offset by the competitive marketplace.

Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $169.1 million in the third quarter of 1997 compared to $180.0 million in the third quarter of 1996. This decrease primarily reflects lower directors' and officers' liability insurance writings due to the termination of an exclusive arrangement with a managing general agent.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the third quarter of 1997 was 109.2%, compared to 109.0% in the third quarter of 1996. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the third quarter of 1997 was 108.0%, compared to 108.5% in the third quarter of 1996. The GAAP combined ratio for Commercial Lines differs from the statutory combined ratio primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

For purposes of computing GAAP combined ratios, fee income is now reflected as a reduction of losses and loss adjustment expenses and other underwriting expenses. Previously fee income was included with premiums for purposes of computing GAAP combined ratios. The 1996 GAAP combined ratios have been restated to conform to the current year's presentation.

PERSONAL LINES
Earnings before reported investment portfolio gains/losses increased 35% to $95 million in the third quarter of 1997 from $71 million in the third quarter of 1996. Results for the third quarter of 1996 reflect the impact of catastrophe losses, after taxes and reinsurance, of $19.5 million. The strong operating earnings reflect no catastrophe losses in 1997 and the continued favorable prior year reserve development in personal automobile lines.

Net written premiums in the third quarter of 1997 were $774.8 million, compared to $667.7 million in the third quarter of 1996. This increase reflects growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE(R) programs, partially offset by reductions due to catastrophe management strategies. Business retention continued to be strong.

The statutory combined ratio for Personal Lines in the third quarter of 1997 was 93.0%, compared to 102.5% in the third quarter of 1996. The GAAP combined ratio for Personal Lines in the third quarter of 1997 was 93.2%, compared to 100.9% in the third quarter of 1996. The decrease in the combined ratios in 1997 was due to lower catastrophe losses and the favorable prior year reserve development in personal automobile lines. The GAAP combined ratio for Personal Lines differs from the statutory combined ratio primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

FINANCING COSTS AND OTHER
The primary component of net income (loss) in the third quarter of 1997 was interest expense of $27 million after tax, compared to $26 million after tax in the third quarter of 1996, reflecting financing costs associated with the acquisition of Aetna P&C.

CORPORATE AND OTHER

                                                      Three Months Ended September 30,
                                            ---------------------------------------------------
(millions)                                            1997                      1996
------------------------------------------- ------------------------- -------------------------
                                                         Net income                Net income
                                             Revenues     (expense)    Revenues     (expense)
------------------------------------------- ------------ ------------ ------------ ------------
Total Corporate and Other                       $31         $(55)          $8         $(51)
=========================================== ============ ============ ============ ============

(1) Net income (expense) includes $6 million of reported investment portfolio gains in 1997 and $3 million of reported investment portfolio losses in 1996.

Net corporate expenses (before reported investment portfolio gains/losses) increased in the third quarter of 1997 compared to the third quarter of 1996, however, corporate expenses as a percentage of operating earnings were lower than a year ago.

      SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The overall operating trends for the nine months ended September 30, 1997 and 1996 were substantially the same as those of the third quarter periods except as noted below.

INVESTMENT SERVICES

                                             Nine Months Ended September 30,
                              --------------------------------------------------------------
                                         1997                             1996
----------------------------- ---------------------------- -- ------------------------------
(millions)                      Revenues      Net income         Revenues      Net income
----------------------------- -------------- ------------- -- --------------- --------------
Smith Barney                      $6,593          $774            $5,816           $663
============================= ============== ============= == =============== ==============

SMITH BARNEY REVENUES

                                                      Nine Months Ended September 30,
                                                    ----------------------------------
(millions)                                                1997            1996
--------------------------------------------------- ------------- --- ----------------
Commissions                                              $1,860          $1,680
Asset management and administration fees                  1,195             991
Investment banking                                          882             864
Principal transactions                                      766             786
Interest income, net*                                       365             301
Other income                                                103             100
--------------------------------------------------- ------------- --- ----------------
Net revenues*                                            $5,171          $4,722
=================================================== ============= === ================

* Net of interest expense of $1,422 million and $1,094 million in 1997 and 1996, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Revenues, net of interest expense increased 10% to $5.171 billion for the first nine months of 1997 from $4.722 billion in the first nine months of 1996. Commission revenues were $1.860 billion in the first nine months of 1997, 11% ahead of the $1.680 billion in the 1996 comparable period. Asset management and administration fees rose 21% to a record $1.195 billion in the first nine months of 1997. Investment banking revenues in the first nine months of 1997 totaled $882 million compared to $864 million in the 1996 period. Investment banking revenues during the first nine months of 1997 were impacted by declines in equity underwriting and fee income from merger and acquisition advisory activity. Principal transaction revenues were $766 million in the first nine months of 1997, a 3% decline from the comparable 1996 period. This decrease is a result of a decline in equity and municipal income trading, offset to an extent by an increase in taxable fixed income trading. Net interest income reached $365 million in the first nine months of 1997, up 21% over the comparable 1996 period.

Total expenses, excluding interest, increased to $3.870 billion in the first nine months of 1997 from $3.636 billion in the comparable 1996 period. Smith Barney's ratio of non-compensation expenses to net revenues was 19.8% for the first nine months of 1997, compared to 20.8% in the 1996 period. Smith Barney's ratio of compensation and benefit expense to net revenues declined to 55.1% for the first nine months of 1997 from 56.2% in the comparable prior year period.

CONSUMER FINANCE SERVICES


                                               Nine Months Ended September 30,
                                  -----------------------------------------------------------
 (millions)                                   1997                          1996
 -------------------------------- ------------- ---------------- ------------ ---------------
                                      Revenues       Net income     Revenues      Net income
 -------------------------------- ------------- ---------------- ------------ ---------------
 Consumer Finance Services (1)          $1,205             $167       $1,047            $171
 ================================ ============= ================ ============ ===============


(1) Net income in 1996 includes a portion of the gain ($1 million) from the disposition of RCM Capital Management, a California Limited Partnership
    (RCM).

During the first nine months of 1997 the average yield, at 14.55%, was lower than the 15.33% in the first nine months of 1996, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. The charge-off rate at 2.74% for the first nine months of 1997 was lower than the comparable 1996 period's rate of 2.90%.

LIFE INSURANCE SERVICES


                                                       Nine Months Ended September 30,
                                         ------------------------ ---- ------------------------
                                                  1997                          1996
                                         ------------------------ ---- ------------------------
(millions)                               Revenues    Net income        Revenues    Net income
---------------------------------------- ---------- ------------- ---- ---------- -------------
Travelers Life and Annuity (1)              $2,000          $370          $1,699          $241
Primerica Financial Services (2)             1,135           247           1,058           209
---------------------------------------- ---------- ------------- ---- ---------- -------------
Total Life Insurance Services               $3,135          $617          $2,757          $450
======================================== ========== ============= ==== ========== =============


(1) Net income includes $57 million of reported investment portfolio gains in 1997 and $22 million of reported investment portfolio losses in 1996.
(2) Net income includes $2 million and $6 million of reported investment portfolio gains in 1997 and 1996, respectively, and in 1996 a portion of the gain ($4 million) from the disposition of RCM.

TRAVELERS LIFE AND ANNUITY
Deferred annuity net written premiums and deposits were $1.776 billion in the first nine months of 1997, up 20% from $1.475 billion in the first nine months of 1996.

Payout and group annuity net premiums and deposits (excluding those of affiliates) totaled $1.630 billion in the first nine months of 1997, up 63% from $997.7 million in the first nine months of 1996.

Face amount of individual life insurance issued during the first nine months of 1997 was $4.5 billion, compared to $4.9 billion in the first nine months of 1996. Direct written premiums and deposits (excluding single premium policies) for individual life insurance were $211.3 million in the first nine months of 1997, relatively even with the first nine months of 1996.

Net written premiums for the growing long-term care insurance line were $129.5 million in the first nine months of 1997, compared to $92.9 million in the first nine months of 1996.

PRIMERICA FINANCIAL SERVICES
Face amount of new term life insurance sales was $39.2 billion in the first nine months of 1997, compared to $38.9 billion in the first nine months of 1996. Sales of mutual funds (at net asset value) were $2.027 billion for the first nine months of 1997, a 15% increase over the comparable 1996 period sales of $1.761 billion.

PROPERTY & CASUALTY INSURANCE SERVICES



                                                        Nine Months Ended September 30,
                                                 ----------------------- -------------------
(millions)                                                1997                  1996
------------------------------------------------ ----------------------- -------------------
                                                                Net                   Net
                                                              income                income
                                                 Revenues     (loss)     Revenues   (loss)
------------------------------------------------ ---------- ------------ ---------- --------
Commercial Lines (1) (2)                            $4,887       $666       $3,919   $  60
Personal Lines (1) (3)                               2,473        303        1,904     145
Financing costs and other (1)                            9        (93)           9     (58)
Minority interest                                        -       (153)           -       -
------------------------------------------------ ---------- ------------ ---------- --------
Total Property & Casualty Insurance Services        $7,369       $723       $5,832    $147
================================================ ========== ============ ========== ========

(1) Before minority interest.

(2) Net income in 1997 includes $39 million of reported investment portfolio gains. Net income in 1996 includes $11 million of reported investment portfolio losses and $383 million of charges related to the acquisition and integration of Aetna P&C.

(3) Net income includes $1 million and $4 million of reported investment portfolio losses in 1997 and 1996, respectively, and $8 million of charges in 1996 related to the acquisition and integration of Aetna P&C.

Segment earnings exclude the property and casualty operations of Aetna P&C prior to its acquisition on April 2, 1996. Certain production statistics related to Aetna P&C operations are provided for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

As previously indicated, in the second quarter of 1996 TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of Travelers strategies, policies and practices to Aetna P&C reserves and include:
$221 million after tax and minority interest ($414 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); $45 million after tax and minority interest ($84 million before tax and minority interest) provision for an additional asbestos liability related to an existing settlement agreement with a policyholder of Aetna P&C; $14 million after tax and minority interest ($27 million before tax and minority interest) charge related to premium collection issues; $22 million after tax and minority interest ($41 million before tax and minority interest) provision for uncollectibility of reinsurance recoverables; and a $19 million after tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the acquisition.

COMMERCIAL LINES
Commercial Lines net written premiums for the first nine months of 1997 totaled $3.656 billion, up $699 million from $2.957 billion for the first nine months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996). This premium increase reflects the inclusion in 1997 of Aetna P&C for the entire nine months compared to only the second and third quarter of 1996 and a $142 million increase due to a change to conform the Aetna P&C method with the Travelers Indemnity and its subsidiaries (Travelers P&C) method of recording certain net written premiums within Commercial Lines. This increase was offset in part by the highly competitive conditions in the marketplace and the Company's selective underwriting focus.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first nine months of 1997 totaled $3.656 billion, compared to $3.562 billion for the first nine months of 1996. This increase was primarily attributable to the change to conform the Aetna P&C method with the Travelers P&C method of recording net written premiums, partially offset by the competitive marketplace.

Fee income for the first nine months of 1997 was $278.8 million compared to $294.3 million in the first nine months of 1996.

National Accounts net written premiums of $522.4 million for the first nine months of 1997 decreased $93.7 million from the first nine months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996). On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $522.4 million for the first nine months of 1997 compared to $686.9 million for the first nine months of 1996. National Accounts new business in the first nine months of 1997 was moderately higher than in the first nine months of 1996. National Accounts business retention ratio was significantly higher in the first nine months of 1997 than in the first nine months of 1996, reflecting an unusually low retention ratio in the first and third quarters of 1996.

Commercial Accounts net written premiums were $1.516 billion in the first nine months of 1997 compared to $1.033 billion in the first nine months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $1.516 billion in the first nine months of 1997 compared to $1.272 billion in the first nine months of 1996. This increase reflected $127 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. For the first nine months of 1997, new premium business in Commercial Accounts has significantly improved compared to the first nine months of 1996, reflecting continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first nine months of 1997 has significantly improved compared to the first nine months of 1996.

Select Accounts net written premiums were $1.087 billion in the first nine months of 1997 compared to $854.8 million in the first nine months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums of $1.087 billion for the first nine months of 1997 were $11 million above the first nine months of 1996 premium levels. This increase reflected $15 million due to the change to conform the Aetna P&C method with Travelers P&C method of recording certain net written premiums, partially offset by a decrease due to the competitive marketplace. New premium business in Select Accounts was moderately higher in the first nine months of 1997 than in the first nine months of 1996, reflecting an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the first nine months of 1997 than in the first nine months of 1996, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts net written premiums were $530.1 million in the first nine months of 1997 compared to $453.3 million in the first nine months of 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $530.1 million in the first nine months of 1997 compared to $527.2 million in the first nine months of 1996. The growth is primarily attributable to increased writings of its excess and surplus lines business partially offset by lower directors' and officers' liability insurance writings due to the termination of an exclusive arrangement with a managing general agent.

Catastrophe losses, net of taxes and reinsurance, were $5.1 million and $22.6 million in the first nine months of 1997 and 1996, respectively. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter. The 1996 catastrophe losses were primarily due to winter storms in the first quarter and Hurricane Fran in the third quarter.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the first nine months of 1997 was 109.3%, compared to 131.9% in the first nine months of 1996. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the first nine months of 1997 was 108.3%, compared to 131.4% in the first nine months of 1996.

The decreases in the first nine months of 1997 statutory and GAAP combined ratios for Commercial Lines compared to the first nine months of 1996 were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios for the nine months ended September 30, 1996 would have been 109.9% and 110.4%, respectively. The decrease in the first nine months of 1997 statutory and GAAP combined ratios compared to the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire nine months compared to only the second and third quarters in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

PERSONAL LINES
Net written premiums in the first nine months of 1997 were $2.295 billion, compared to $1.685 billion in the first nine months of 1996. This increase primarily reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first nine months of 1997 totaled $2.295 billion compared to $2.001 billion for the first nine months of 1996.

The statutory combined ratio for Personal Lines in the first nine months of 1997 was 91.9%, compared to 102.1% in the first nine months of 1996. The GAAP combined ratio for Personal Lines in the first nine months of 1997 was 91.3%, compared to 101.9% in the first nine months of 1996. The decrease in the combined ratios in 1997 was due to the favorable prior year reserve development in personal automobile lines, lower catastrophe losses and expense reductions.

FINANCING COSTS AND OTHER
The primary component of net income (loss) for the first nine months of 1997 was interest expense of $79 million after tax, compared to $51 million after tax in the first nine months of 1996, reflecting financing costs associated with the acquisition of Aetna P&C in the second quarter of 1996.

ENVIRONMENTAL CLAIMS
The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 1997, approximately 15% of the net environmental reserve (i.e., approximately $173 million) is case reserves for resolved claims. The balance, approximately 85% of the net environmental reserve (i.e., approximately $990 million), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996.


ENVIRONMENTAL LOSSES                           Nine Months Ended           Nine Months Ended
(millions)                                     September 30, 1997          September 30, 1996
                                             -----------------------     -----------------------
Beginning reserves:
  Direct                                           $  1,369                        $454
  Ceded                                                (127)                        (50)
                                                   ---------                   ---------
  Net                                                 1,242                         404
Acquisition of Aetna P&C:
  Direct                                                  -                         938
  Ceded                                                   -                         (24)
Incurred losses and loss expenses:

  Direct                                                 55                          82
  Ceded                                                  (1)                        (31)
Losses paid:

  Direct                                                181                         113
  Ceded                                                 (48)                        (20)
Ending reserves:

  Direct                                              1,243                       1,361
  Ceded                                                 (80)                        (85)
                                                   ---------                   ---------
  Net                                                $1,163                      $1,276
                                                   =========                   =========


ASBESTOS CLAIMS
At September 30, 1997, approximately 26% of the net asbestos reserve (i.e., approximately $274 million) is for pending asbestos claims. The balance, approximately 74% (i.e., approximately $790 million) of the net asbestos reserve, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.



ASBESTOS LOSSES                                Nine Months Ended           Nine Months Ended
(millions)                                     September 30, 1997          September 30, 1996
                                             -----------------------     -----------------------

Beginning reserves:
  Direct                                           $  1,443                       $695
  Ceded                                                (370)                      (293)
                                                   ---------                   ---------
  Net                                                 1,073                        402
Acquisition of Aetna P&C:
  Direct                                                  -                        776
  Ceded                                                   -                       (116)
Incurred losses and loss expenses:

  Direct                                                 60                         83
  Ceded                                                 (15)                        (8)
Losses paid:

  Direct                                                114                        135
  Ceded                                                 (60)                       (58)
Ending reserves:

  Direct                                              1,389                      1,419
  Ceded                                                (325)                      (359)
                                                   ---------                   ---------
  Net                                                $1,064                     $1,060
                                                   =========                   =========


UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES
It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 1997, approximately 19% of the net CIOTA reserve (i.e., approximately $204 million) is for pending CIOTA claims. The balance, approximately 81% (i.e., approximately $893 million) of the net CIOTA reserve, represents incurred but not yet reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.


CIOTA LOSSES                                   Nine Months Ended           Nine Months Ended
(millions)                                     September 30, 1997          September 30, 1996
                                             -----------------------     -----------------------
Beginning reserves:
  Direct                                            $1,560                        $374
  Ceded                                               (446)                          -
                                                   ---------                   ---------
  Net                                                1,114                         374
Acquisition of Aetna P&C:
  Direct                                                 -                         709
  Ceded                                                  -                        (293)
Incurred losses and loss expenses:

  Direct                                                26                         557
  Ceded                                                 (6)                       (155)
Losses paid:

  Direct                                                51                          53
  Ceded                                                (14)                         (7)
Ending reserves:

  Direct                                             1,535                       1,587
  Ceded                                               (438)                       (441)
                                                   ---------                   ---------
  Net                                               $1,097                      $1,146
                                                   =========                   =========

CORPORATE AND OTHER

                                                       Nine Months Ended September 30,
                                           -----------------------------------------------------
 (millions)                                          1997                       1996
 ----------------------------------------- ----------- -------------- ----------- --------------
                                                        Net income                 Net income
                                             Revenues    (expense)      Revenues    (expense)
 ----------------------------------------- ----------- -------------- ----------- --------------
 Net expenses (1)                                  -         $(153)           -         $(158)
 Net gain (loss) on sale of subsidiaries
   and affiliates                                  -             -            -           384
 ----------------------------------------- ----------- -------------- ----------- --------------
 Total Corporate and Other                       $75         $(153)        $111         $ 226
 ========================================= =========== ============== =========== ==============

(1) Net income (expense) includes $6 million of reported investment portfolio gains in 1997 and $8 million of reported investment portfolio losses in 1996.

Net corporate expenses (before reported investment portfolio gains/losses) were down in the first nine months of 1997 compared to the first nine months of 1996, reflecting higher income from corporate investments and lower borrowing costs.

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

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. Currently $500 million is allocated to TRV, $450 million to CCC and $50 million to TIC. Under this facility TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $5.3 billion. At September 30, 1997, there were no borrowings outstanding under this facility.

Currently, TRV has unused credit availability of $500 million under the five-year revolving credit facility. TRV may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees.

In June 1997, the Company sold in a public offering 8.0 million depositary shares, each representing one-fifth of a share of 6.365% Cumulative Preferred Stock, Series F (Series F Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $400 million. The Series F Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after June 16, 2007, the Company may redeem the Series F Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

In July 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.213% Cumulative Preferred Stock, Series G (Series G Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series G Preferred Stock has cumulative dividends payable quarterly commencing September 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after July 11, 2007, the Company may redeem the Series G Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

In September 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 6.231% Cumulative Preferred Stock, Series H (Series H Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series H Preferred Stock has cumulative dividends payable quarterly commencing November 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after September 8, 2007, the Company may redeem the Series H Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

In October 1997, the Company sold in a public offering 4.0 million depositary shares, each representing one-fifth of a share of 5.864% Cumulative Preferred Stock, Series M (Series M Preferred Stock), at an offering price of $50 per depositary share for an aggregate principal amount of $200 million. The Series M Preferred Stock has cumulative dividends payable quarterly commencing November 1, 1997 and a liquidation preference equivalent to $50 per depositary share plus accrued and accumulated unpaid dividends. On or after October 8, 2007, the Company may redeem the Series M Preferred Stock, in whole or in part, at any time at a redemption price of $50 per depositary share plus dividends accrued and unpaid to the redemption date.

On July 1, 1997 the Company redeemed all of the 7.5 million outstanding shares (15 million depositary shares) of its 9.25% Preferred Stock, Series D (Series D Preferred Stock) at $50 per share ($25 per depositary share). The aggregate amount of Series D Preferred Stock outstanding on the redemption date was $375 million.

On July 28, 1997 the Company redeemed all of the 1.2 million outstanding shares (12 million depositary shares) of its 8.125% Cumulative Preferred Stock, Series A (Series A Preferred Stock) at $250 per share ($25 per depositary share) plus accrued and unpaid dividends to the redemption date. The aggregate amount of Series A Preferred Stock outstanding on the redemption date was $300 million.

TRV as of November 7, 1997, had $1.0 billion available for debt offerings under its shelf registration statements.

TRAVELERS PROPERTY CASUALTY CORP. (TAP)
TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. TAP may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through commitment fees. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $3.1 billion. At September 30, 1997, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $245 million of dividends from its insurance subsidiaries during the first nine months of 1997.

TAP as of November 7, 1997, had $750 million available for debt offerings under its shelf registration statement.

COMMERCIAL CREDIT COMPANY (CCC)
CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. CCC has unused credit availability of $3.850 billion under five-year revolving credit facilities, (including the $450 million referred to above) and $1.0 billion under a 364-day facility. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1997, CCC would have been able to remit $562 million to its parent under its most restrictive covenants.

CCC completed the following long-term debt offerings in 1997 and, as of November 7, 1997 had $650 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

o  6.45% Notes due July 1, 2002.............................$300 million
o  6.75% Notes due July 1, 2007.............................$300 million
o  6.50% Notes due August 1, 2004...........................$250 million

SMITH BARNEY HOLDINGS INC. (SMITH BARNEY)
Smith Barney funds its day-to-day operations through the use of commercial paper, collateralized and uncollateralized borrowings (both committed and uncommitted), internally generated funds, repurchase transactions, and securities lending arrangements. The volume of Smith Barney's borrowings generally fluctuates in response to changes in the amount of reverse repurchase transactions outstanding, the level of securities inventories, customer balances and securities borrowing transactions. Smith Barney has a $1.250 billion revolving credit agreement with a bank syndicate that extends through May 2000, and has a $750 million 364-day revolving credit agreement with a bank syndicate that extends through May 1998. Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. At September 30, 1997, there were no borrowings outstanding under either facility. Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

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

Smith Barney is limited as to the amount of dividends that may be paid to TRV. At September 30, 1997, Smith Barney would have been able to remit approximately $854 million to TRV under its most restrictive covenants.

Smith Barney completed the following long-term debt offerings in 1997 and, as of November 7, 1997, had $463 million available for debt offerings under its shelf registration statement:

o  S&P 500 Equity Linked Notes due March 11, 2002..........$  66 million
o  7% Notes due March 15, 2004..............................$250 million
o  7 3/8% Notes due May 15, 2007............................$200 million
o  6 5/8% Notes due July 1, 2002............................$250 million
o  Floating Rate Medium Term Notes due September 10, 2002..$  25 million
o  S&P 500 Equity Linked Notes due October 3, 2003.........$  62 million
o  6 3/8% Notes due October 1, 2004.........................$200 million

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

THE TRAVELERS INSURANCE COMPANY (TIC)
At September 30, 1997, TIC had $23.5 billion of life and annuity product deposit funds and reserves. Of that total, $12.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.7 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.8 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.1 billion of life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 4.8%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.8 billion of liabilities is surrenderable without charge. More than 17% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. TIC may borrow under this revolving credit facility at various rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. Currently, TIC has unused credit availability of $50 million under the five-year revolving credit facility referred to above.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $507 million of statutory surplus is available in 1997 for such dividends without Department approval, of which $300 million has been paid during the first nine months of 1997.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    For information concerning a case filed by certain subsidiaries of the Company involving certain reinsurance contracts with Lloyd's of London ("Lloyd's"), see the descriptions that appear in the paragraph that begins on page 2 and ends on page 3 of the Company's Current Report on Form 8-K dated March 1, 1994 and the first paragraph on page 84 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1997, the Company finalized an agreement to settle the arbitration with underwriters at Lloyd's and certain London companies in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The outcome of this agreement will have no impact on earnings.

    For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Prospectus dated April 22, 1996 of Travelers Property Casualty Corp., the second paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the second paragraph on page 84 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In September 1997, AMUNDSON & ASSOCIATES ART STUDIO V. NCCI, ET AL. was remanded to District Court, Wyandotte County, Kansas. In August 1997, all pending motions to dismiss were denied in SOUTH CAROLINA EX REL. MEDLOCK V. NCCI. In October 1997, EL CHICO RESTAURANTS, INC. V. THE AETNA CASUALTY AND SURETY COMPANY, ET AL. was remanded to Superior Court, Richmond County, Georgia.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS:

         See Exhibit Index.

    (b)  REPORTS ON FORM 8-K:

         On July 10, 1997, the Company filed a Current Report on Form 8-K, dated July 8, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.213% Cumulative Preferred Stock, Series G, $1.00 par value per share.

         On September 5, 1997, the Company filed a Current Report on Form 8-K, dated September 3, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.231% Cumulative Preferred Stock, Series H, $1.00 par value per share.

         On September 25, 1997, the Company filed a Current Report on Form 8-K, dated September 24, 1997 (which was amended by a Form 8-K/A-1 filed October 28,
1997), reporting under Item 5 thereof that it had entered into a definitive merger agreement with Salomon Inc and filing certain exhibits under Item 7 thereof relating to the merger.

         No other reports on Form 8-K were filed during the quarter ended September 30, 1997; however, on October 7, 1997, the Company filed a Current Report on Form 8-K, dated October 3, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5.864% Cumulative Preferred Stock, Series M, $1.00 par value per share; and on October 20, 1997, the Company filed a Current Report on Form 8-K, dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three and nine months ended September 30, 1997, and certain other selected financial data.

                                    EXHIBIT INDEX
                                    -------------

EXHIBIT                                                              FILING
NUMBER   DESCRIPTION OF EXHIBIT                                      METHOD
------   ----------------------                                      ------

3.01     Restated Certificate of Incorporation of Travelers          Electronic
         Group Inc. (the "Company"), Certificate of Designation of
         Cumulative Adjustable Rate Preferred Stock, Series Y,
         Certificate of Amendment to the Restated Certificate of Incorporation, filed April 24, 1996, Certificate of
         Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Designation of 6.365%
         Cumulative Preferred Stock, Series F, Certificate of
         Designation of 6.213% Cumulative Preferred Stock, Series G. Certificate of Designation of 6.231% Cumulative Preferred
         Stock, Series H, and Certificate of Designation of 5.864%
         Cumulative Preferred Stock, Series M.

3.02 By-Laws of the Company as amended and restated through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924) (the
         "Company's 3/31/97 10-Q").

10.01    Letter Agreement, dated as of August 14, 1997, between      Electronic
         the Company and Thomas W. Jones.

10.02    Travelers Group Capital Accumulation Plan (as amended       Electronic
         through July 23, 1997).

10.03    Travelers Group 1996 Stock Incentive Plan (as amended       Electronic
         through July 23, 1997).

10.04    Amendment No. 15 to the Travelers Group Stock Option        Electronic
         Plan (effective July 23, 1997).

11.01    Computation of Earnings Per Share.                          Electronic

12.01    Computation of Ratio of Earnings to Fixed Charges.          Electronic

27.01    Financial Data Schedule.                                    Electronic

99.01    The paragraph that begins on page 2 and ends on page 3      Electronic
         of the Company's Current Report on Form 8-K dated March 1,
         1994 and the first paragraph on page 84 of the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996.

EXHIBIT                                                              FILING
NUMBER   DESCRIPTION OF EXHIBIT                                      METHOD
------   ----------------------                                      ------

99.02    The paragraph that begins on page 90 and ends on page       Electronic
         91 of the Prospectus dated April 22, 1996 of Travelers
         Property Casualty Corp., the second paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the second paragraph on page 84 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.



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

                              TRAVELERS GROUP INC.


Date:  November 12, 1997                By        /s/ Heidi Miller
                                             ----------------------------
                                                      Heidi Miller
                                              Senior Vice President and
                                               Chief Financial Officer
                                                (Principal Financial
                                                      Officer)








Date:  November 12, 1997                By        /s/ Irwin Ettinger
                                             ------------------------------
                                                      Irwin Ettinger
                                             Executive Vice President and
                                               Chief Accounting Officer
                                                 (Principal Accounting
                                                       Officer)

                                    EXHIBIT INDEX
                                    -------------

EXHIBIT                                                              FILING
NUMBER   DESCRIPTION OF EXHIBIT                                      METHOD
------   ----------------------                                      ------

3.01     Restated Certificate of Incorporation of Travelers          Electronic
         Group Inc. (the "Company"), Certificate of Designation of
         Cumulative Adjustable Rate Preferred Stock, Series Y,
         Certificate of Amendment to the Restated Certificate of Incorporation, filed April 24, 1996, Certificate of
         Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Designation of 6.365%
         Cumulative Preferred Stock, Series F, Certificate of
         Designation of 6.213% Cumulative Preferred Stock, Series G. Certificate of Designation of 6.231% Cumulative Preferred
         Stock, Series H, and Certificate of Designation of 5.864%
         Cumulative Preferred Stock, Series M.

3.02 By-Laws of the Company as amended and restated through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924) (the
         "Company's 3/31/97 10-Q").

10.01    Letter Agreement, dated as of August 14, 1997, between      Electronic
         the Company and Thomas W. Jones.

10.02    Travelers Group Capital Accumulation Plan (as amended       Electronic
         through July 23, 1997).

10.03    Travelers Group 1996 Stock Incentive Plan (as amended       Electronic
         through July 23, 1997).

10.04    Amendment No. 15 to the Travelers Group Stock Option        Electronic
         Plan (effective July 23, 1997).

11.01    Computation of Earnings Per Share.                          Electronic

12.01    Computation of Ratio of Earnings to Fixed Charges.          Electronic

27.01    Financial Data Schedule.                                    Electronic

99.01    The paragraph that begins on page 2 and ends on page 3      Electronic
         of the Company's Current Report on Form 8-K dated March 1,
         1994 and the first paragraph on page 84 of the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996.

EXHIBIT                                                              FILING
NUMBER   DESCRIPTION OF EXHIBIT                                      METHOD
------   ----------------------                                      ------

99.02    The paragraph that begins on page 90 and ends on page       Electronic
         91 of the Prospectus dated April 22, 1996 of Travelers
         Property Casualty Corp., the second paragraph on page 34 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the second paragraph on page 84 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.



The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.