Form 10-K405
period 1997-12-31
TRAVELERS GROUP INC
filed 1998-03-24
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______
                                ----------------

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
        Common Stock, par value $ .01 per share                          New York Stock Exchange and Pacific Exchange
   Depositary Shares, each representing 1/5th of a share of              New York Stock Exchange
          6.365% Cumulative Preferred Stock, Series F
   Depositary Shares, each representing 1/5th of a share of              New York Stock Exchange
          6.213% Cumulative Preferred Stock, Series G
   Depositary Shares, each representing 1/5th of a share of              New York Stock Exchange
          6.231% Cumulative Preferred Stock, Series H
   Depositary Shares, each representing 1/20th of a share of             New York Stock Exchange
          8.08% Cumulative Preferred Stock, Series J
   Depositary Shares, each representing 1/20th of a share of             New York Stock Exchange
          8.40% Cumulative Preferred Stock, Series K
                7 3/4% Notes Due June 15, 1999                           New York Stock Exchange
            1998 Warrants to Purchase Common Stock                       New York Stock Exchange
    8% Trust Preferred Securities of Subsidiary Trust (and               New York Stock Exchange
          registrant's guaranty with respect thereto)
  7 3/4% Trust Preferred Securities of Subsidiary Trust (and             New York Stock Exchange
          registrant's guaranty with respect thereto)
  7 5/8% Trust Preferred Securities of Subsidiary Trust (and             New York Stock Exchange
          registrant's guaranty with respect thereto)
   6.850% Trust Preferred Securities (TRUPS(R)) of Subsidiary            New York Stock Exchange
    Trust (and registrant's guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act:  None


                           [Cover page 1 of 2 pages.]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 1998 was approximately $61.5 billion.

As of March 4, 1998, 1,152,647,587 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K.

Certain portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 22, 1998 are incorporated by reference into
Part III of this Form 10-K.

                           [Cover page 2 of 2 pages.]

                              TRAVELERS GROUP INC.

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1997
                         ------------------------------

                                TABLE OF CONTENTS

Form 10-K
Item Number                                                           Page
-----------                                                           ----

    Part I
    ------

1.  Business...........................................................   1
2   Properties.........................................................  70
3.  Legal Proceedings..................................................  71
4.  Submission of Matters to a Vote of Security Holders................  72

    Part II
    -------

5.  Market for Registrant's Common Equity and
      Related Stockholder Matters......................................  72
6.  Selected Financial Data............................................  73
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations..............................  73
7A. Quantitative and Qualitative Disclosures About Market Risk.........  73
8.  Financial Statements and Supplementary Data........................  73
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure..............................  73

    Part III
    --------

10. Directors and Executive Officers of the Registrant.................  74
11. Executive Compensation.............................................  74
12. Security Ownership of Certain Beneficial Owners
      and Management...................................................  74
13. Certain Relationships and Related Transactions.....................  74

    Part IV
    -------

14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K......................................................  74
    Exhibit Index......................................................  76
    Signatures.........................................................  80
    Index to Consolidated Financial Statements and Schedules........... F-1

                                     PART I
                                     ------

Item 1. BUSINESS.

                                   THE COMPANY

      Travelers Group Inc. (the "Company") is a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services (primarily through Salomon Smith Barney Holdings Inc. and its subsidiaries), including Asset Management; (ii) Consumer Finance Services (primarily through Commercial Credit Company and its subsidiaries); (iii) Property & Casualty Insurance Services (primarily through Travelers Property Casualty Corp. and its subsidiaries); and (iv) Life Insurance Services (primarily through The Travelers Insurance Company and its subsidiaries and the Primerica Financial Services group of companies).

      On November 28, 1997, a newly formed wholly owned subsidiary of the Company was merged (the "Merger") into Salomon Inc ("Salomon"). Under the terms of the Merger, approximately 188.5 million shares of Company common stock were issued in exchange for all of the outstanding shares of Salomon common stock, based on an exchange ratio of 1.695 shares of Company common stock for each share of Salomon common stock, for a total value of approximately $9 billion. Each of Salomon's series of preferred stock outstanding was exchanged for a corresponding series of Company preferred stock having substantially identical terms, except that the Company preferred stock issued in conjunction with the Merger has certain voting rights. Thereafter, Smith Barney Holdings Inc. ("SB Holdings"), a wholly owned subsidiary of the Company, was merged into Salomon to form Salomon Smith Barney Holdings Inc. ("SSBH"), which is the primary vehicle through which the Company engages in investment banking, securities and commodities trading, brokerage, asset management and other financial services activities. The Merger constituted a tax-free exchange and was accounted for under the pooling of interests method. This method of accounting requires the restatement of all periods presented as if the Company and Salomon had always been combined. For additional information about the Merger, see Note 2 of Notes to Consolidated Financial Statements.

      On July 31, 1997, Commercial Credit Company ("CCC") acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables. The excess of the purchase price over the estimated fair value of net assets was $380 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by CCC, except for an equity contribution by the Company of $520 million to CCC.

      During 1997, the Company continued and expanded the marketing of its products through the various distribution channels offered by its subsidiaries, primarily the independent agents of Primerica Financial Services (the "PFS sales force") and the Financial Consultants of Salomon Smith Barney. The PFS sales force distributes an array of financial products offered by other subsidiaries of the Company, including mutual funds offered by Salomon Smith Barney, personal lines property-casualty insurance (TRAVELERS SECURE(R)) offered by The Travelers Indemnity Company ("Travelers Indemnity"), a subsidiary of Travelers Property Casualty Corp. ("TAP"), and mortgage and personal loans ($.M.A.R.T. loan(R) and $.A.F.E.(R) loan) underwritten by CCC.

Qualified Salomon Smith Barney Financial Consultants offer individual insurance products, primarily variable annuities, of Travelers Life and Annuity. For more information on cross-marketing by the PFS sales force and Salomon Smith Barney, see "Life Insurance Services -- Primerica Financial Services" and "Investment Services -- Salomon Smith Barney." Travelers Group Diversified Distribution Services, Inc., a subsidiary of the Company, offers a bundled group of the Company's products for sale to employees of other companies through a directed sales effort and also facilitates the cross-marketing of the Company's products by its subsidiaries.

      The periodic reports of CCC, SSBH, TAP, The Travelers Insurance Company and The Travelers Life and Annuity Company, subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

      The principal executive offices of the Company are located at 388 Greenwich Street, New York, New York 10013; telephone number 212-816-8000.

      This discussion of the Company's business is organized as follows: (i) a description of each of the Company's four business segments; (ii) a description of the Corporate and Other Operations segment; and (iii) certain other information.(1)

                               INVESTMENT SERVICES

      The Company's Investment Services segment includes the operations of SSBH and its subsidiaries. As used herein, unless the context otherwise requires, "Salomon Smith Barney" refers to SSBH and its consolidated subsidiaries. Investment banking and securities trading activities are principally conducted by Salomon Brothers Holding Company Inc ("SBHC") and its subsidiaries and Smith Barney Inc. ("Smith Barney") and its subsidiaries and affiliated companies. Salomon Smith Barney provides capital raising, advisory, research and brokerage services to its customers, and executes proprietary trading strategies on its own behalf. Salomon Smith Barney Asset Management provides its services principally through Mutual Management Corp. (formerly Smith Barney Mutual Funds Management Inc) ("MMC"), Smith Barney and Salomon Brothers Asset Management Inc ("Salomon Brothers Asset Management"). Salomon Smith Barney's commodities trading business is conducted principally by Phibro Inc. and its subsidiaries (collectively, "Phibro").

----------
(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the Results of Operations section under the heading "Outlook" for each business segment, and in the Forward-Looking Statements section of the MD&A.

Salomon Smith Barney

      Salomon Smith Barney is a global investment bank and broker-dealer that operates through over 450 offices throughout the United States and 45 offices in 26 foreign countries. Its principal U.S. operating companies for the investment banking, brokerage and trading operations are Smith Barney and Salomon Brothers Inc ("SBI") in New York, as well as SBHC and Salomon Swapco Inc ("Swapco") in New York, which act as counterparties for many of the derivative transactions to which Salomon Smith Barney is a party, and The Robinson-Humphrey Company, LLC ("R-H"), a regional broker-dealer based in Atlanta. Salomon Forex Inc acts as counterparty in many foreign exchange transactions. With approximately 10,300 Financial Consultants and approximately 875 institutional brokers, Salomon Smith Barney believes that it is currently the second largest brokerage firm in the United States.

      Salomon Smith Barney also maintains branches, subsidiaries, representative offices or other operations in Australia, Bahrain, Canada, the Cayman Islands, China, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Republic of Korea, Mexico, the Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom, and affiliates in Argentina, Brazil, Indonesia and Republic of Korea. The principal operating companies for these international operations are Salomon Brothers International Limited ("SBIL"), Salomon Brothers Asia Limited ("SBAL"), Salomon Brothers Hong Kong Limited ("SBHK") and Salomon Brothers AG ("SBAG"). SBIL is based in London and primarily acts as a dealer and market maker in fixed income and equity securities and related products, including derivative instruments, in the international capital markets, as well as an underwriter and provider of corporate finance services. SBAL, based in Tokyo, and SBHK, based in Hong Kong, act as agent and for their own account in trading of fixed income and equity securities, primarily in securities of issuers based in Japan and the Asia Pacific region, respectively. SBAG, a German bank based in Frankfurt with branches in Tokyo and Milan, acts as a broker and dealer in primarily domestic German fixed income and equity securities and related products, including derivative instruments, as well as an underwriter and provider of corporate finance advisory services to international clients.

   Investment Banking and Trading

      Salomon Smith Barney's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Salomon Smith Barney frequently acts as an underwriter or private placement agent in corporate and public securities offerings and provides alternative financing options through bank and bridge loans. It also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings and a variety of cross-border transactions.

      Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. Salomon Smith Barney's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in over 1,550 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

      Salomon Smith Barney also engages in principal transactions in fixed income securities. Through its subsidiaries, it is a major dealer in government securities in New York, London, Frankfurt and Tokyo. Salomon Smith Barney makes inter-dealer markets and trades as principal in corporate debt and equity securities, including those of United States and foreign corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities and foreign exchange. Salomon Smith Barney also enters into repurchase and reverse repurchase agreements to provide financing for itself and its customers, and engages in securities lending and borrowing transactions.

      Salomon Smith Barney is a major participant in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities. Salomon Smith Barney's ability to execute transactions is enhanced by its established presence in international capital markets, its use of information technology and quantitative risk management tools, its research capabilities, and its knowledge and experience in various derivative markets.

      Salomon Smith Barney also trades for its own account in various markets throughout the world, and uses many different strategies involving a broad spectrum of financial instruments and derivative products. Historically, these trading strategies have primarily involved the fixed income securities of the G-7 countries, but they also involve the trading of fixed income securities globally (including emerging markets) as well as currencies and equities. Because these trading strategies are often designed with time horizons of one year or more, profits or losses reported in interim periods can be volatile and may not reflect the ultimate success or failure of these strategies. For a discussion of certain of the risks involved in Salomon Smith Barney's securities trading and investment activities, and the firm's strategies to manage these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Services -- Risk Management."

   Retail Brokerage and Related Services

      The Private Client Division provides investment advice and financial planning and brokerage services for over five million client accounts, primarily through the network of Salomon Smith Barney Financial Consultants. A significant portion of Salomon Smith Barney's revenues is generated from the commissions that it earns as a broker for its clients in the purchase and sale of securities. Financing customers' securities transactions provides Salomon Smith Barney with an additional source of income. While credit losses may arise as a result of this financing activity, to date such losses have not been material. The Financial Consultants also sell proprietary mutual funds and a large number of mutual funds sponsored and managed by unaffiliated entities, and Salomon Smith Barney receives commissions and other sales and services revenues from these activities.

      Qualified Salomon Smith Barney Financial Consultants also offer individual insurance products, primarily variable annuities. These products include, among others, Travelers Life and Annuity's Vintage Life(R) and Vintage Annuity(R), single premium variable annuity and universal life products, 401(k) Blueprint(R) and Travelers Target Maturity(R), a market value-adjusted fixed annuity.

      Salomon Smith Barney's Corporate Client Group provides retirement plan services and stock plan services to a wide variety of corporations. These services involve the management of defined benefit and defined contribution plan products such as 401(k) plans, as well as the administration of stock option and other stock-based plans.

      In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group ("CG"). CG, which has become an area of specialization for many Salomon Smith Barney Financial Consultants, provides a variety of investment management and consulting services to institutional and individual clients. CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services, such as an analysis of the client's financial situation, investment needs and risk tolerance; a recommendation and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 1997, totaled $11.6 billion, as compared to $7.9 billion and $5.6 billion at year-end 1996 and 1995, respectively. In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 1997, Salomon Smith Barney provided consulting services with respect to externally managed client assets aggregating approximately $49.2 billion, excluding the TRAK(R) program described below, as compared to approximately $37.5 billion at December 31, 1996 and approximately $30.5 billion at December 31, 1995.

      Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 13 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 37 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 1997, TRAK(R) assets exceeded $10.5 billion, as compared to approximately $6.6 billion at December 31, 1996 and approximately $4.8 billion at December 31, 1995. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

   Salomon Smith Barney Asset Management

      Salomon Smith Barney provides discretionary and non-discretionary asset management services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. Salomon Smith Barney receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 1997, client assets managed by Salomon Smith Barney Asset Management were approximately $152.5 billion, as compared to approximately $126.5 billion at December 31, 1996 and approximately $107.1 billion at December 31, 1995. These amounts include separately managed accounts with assets of approximately $54.1 billion at December 31, 1997, $44.5 billion at December 31, 1996 and $35.2 billion at December 31, 1995.

      The table below shows the aggregate assets in, and number of, mutual funds managed by Salomon Smith Barney Asset Management at December 31 for each of the last three years.

                                   Mutual Fund Assets Under Management
                                             December 31,
                               1997               1996                1995
                            -----------        -----------         -----------
                                         (Dollars in billions)
                           No. of              No. of              No. of
                           Funds  Assets       Funds  Assets       Funds  Assets
                           -----  ------       -----  ------       -----  ------
Money market                15     $46.5        13     $41.6        13     $35.8
Mutual funds               124      48.7       120      38.1       121      34.3
Annuities                   26       3.2        25       2.3        26       1.8
                            --   -------        --     -----        --   -------
         Total             165     $98.4       158     $82.0       160     $71.9
                           ===   =======       ===   =======       ===   =======

      Smith Barney Asset Management

      At December 31, 1997, Smith Barney sponsored 68 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds distributed primarily through Salomon Smith Barney Financial Consultants and the PFS sales force, affiliates of the Company. MMC serves as the primary investment manager to these mutual funds, as well as to eleven closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. In addition, at December 31, 1997, Salomon Smith Barney managed 26 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Company's Travelers Life and Annuity unit (see "Life Insurance Services"), which are sold by Salomon Smith Barney Financial Consultants. Smith Barney Asset Management also sponsors and manages ten mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

      In December 1997, Salomon Smith Barney acquired the mutual fund advisory contracts for the Common Sense(R) Trust from Van Kampen American Capital. This series of mutual funds is marketed exclusively by the PFS sales force, and had $5.9 billion in assets at December 31, 1997. In January 1998 the name of these funds was changed to Concert Investment Series(sm).

      Smith Barney Asset Management also provides separate account discretionary and non-discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations and governmental agencies. Client relationships may be introduced either through Salomon Smith Barney's network of Financial Consultants or independently of that network.

      Smith Barney Asset Management also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney Asset Management; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. At December 31, 1997, outstanding unit trust assets held by Smith Barney's clients were approximately $11.8 billion, as compared to approximately $8.6 billion at December 31, 1996 and approximately $7.2 billion at December 31, 1995.

      Salomon Brothers Asset Management

      Salomon Brothers Asset Management provides separate account discretionary and non-discretionary investment management services to pension funds, investment companies, endowments, foundations, banks, central banks, insurance companies, other corporations, governmental agencies and individuals. Client relationships may be introduced through traditional independent consultant evaluations as well as through the individual and institutional client relationships of SBI.

      At December 31, 1997, Salomon Brothers Asset Management sponsored 18 mutual funds, including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds distributed primarily through dealer agreements with a variety of national and regional brokerage firms, including Smith Barney. Salomon Brothers Asset Management serves as investment manager to these mutual funds, as well as to 16 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. Salomon Brothers Asset Management also manages 16 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

   Trust Services

      Certain subsidiaries of the Company are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another subsidiary of the Company offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to the supervision of the state banking authority where it was chartered and uses the distribution network of Salomon Smith Barney to market its services. Salomon Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services. Certain subsidiaries of SSBH also operate a private trust services business that is licensed as a bank and trust company in the Cayman Islands.

Phibro and Other

      Phibro conducts a global commodities dealer business through its principal offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, electricity, metals and various soft commodities. In December 1997, Phibro began implementing a downsizing plan that will significantly reduce the scope of some of its activities. In 1996, Phibro discontinued trading coal, coke and fertilizers. Phibro makes extensive use of futures markets and is a participant in the OTC derivatives market. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks and other financial institutions.

      As a dealer, Phibro's strategy is to focus on taking positions in commodities on a longer-term horizon while also engaging in counterparty flow business on a short-term basis. Phibro's operating results are subject to a high degree of volatility, particularly on a quarterly basis, due to the predominance of directional positions in commodities that have a longer-term horizon until realization. Thus, results are better evaluated over the longer term.

      For a summary of Salomon Smith Barney's operations by geographic area, see
Note 4 of Notes to Consolidated Financial Statements.

Derivatives and Risk Management

      Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. Salomon Smith Barney enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although Salomon Smith Barney also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5, 11 and 20 of Notes to Consolidated Financial Statements.

Competition

      The businesses in which Salomon Smith Barney is engaged are highly competitive. The principal factors affecting competition in the investment banking and brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than Salomon Smith Barney. The Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates, by permitting certain commercial banks to engage, through affiliates, in the underwriting of and dealing in certain types of securities, subject to certain limitations. Proposed legislation has been introduced in Congress from time to time that would modify certain other provisions of the Glass-Steagall Act and other laws and regulations affecting the financial services industry. The potential impact of such legislation on Salomon Smith Barney's businesses cannot be predicted at this time.

      Competitors of the Salomon Brothers and Smith Barney mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms and banks. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

Regulation

      Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. SSBH's principal regulated subsidiaries are discussed below.

      Certain of SSBH's subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). SBI, Smith Barney and R-H are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. SBI, Smith Barney and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. Smith Barney is also a registered broker-dealer in Guam. Smith Barney and SBI are also reporting dealers to the Federal Reserve Bank of New York and members of the principal United States futures exchanges. SBI, Smith Barney and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which these subsidiaries are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in Smith Barney's case, Guam. The SEC and the CFTC also require certain registered broker-dealers (including SBI and Smith Barney) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

      Salomon Smith Barney's operations abroad are conducted through various subsidiaries, principally SBIL in London, SBAL in Tokyo and SBAG in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. SBAL is a licensed foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated by the Japanese Ministry of Finance. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

      In connection with the mutual funds business, SSBH and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the SEC, the NASD and regulatory agencies in the United Kingdom and Germany. SSBH is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940. Under those Acts, the advisory contracts between SSBH's investment adviser subsidiaries and the mutual funds they serve ("Affiliated Funds"), as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. In that event, consent to the assignment from the shareholders of the Affiliated Funds involved would be needed for the advisory and distribution relationships to continue. In addition, Smith Barney, SBI, MMC, Salomon Brothers Asset Management and the Affiliated Funds are subject to certain restrictions in their dealings with each other. For example, Smith Barney or SBI may act as broker to an Affiliated Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; it may not, however, conduct principal transactions with an Affiliated Fund. Further, an Affiliated Fund may acquire securities during the existence of an underwriting where Smith Barney or SBI is a principal underwriter only in certain limited situations.

      SBI, Smith Barney and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, SSBH has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of the Company.

      President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact Salomon Smith Barney, including provisions relating to tax-exempt interest obligations and variable annuities. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

   Capital Requirements

      As registered broker-dealers, SBI, Smith Barney and R-H are subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. These companies compute net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

      The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the SEC in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the SEC to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

      Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict SSBH's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit SSBH's ability to pay dividends and make payments on its debt. See Note 15 of Notes to Consolidated Financial Statements. At December 31, 1997, SBI and Smith Barney had net capital, computed in accordance with the Net Capital Rule, of $1.047 billion and $1.086 billion, respectively, which exceeded the minimum net capital requirement by $974 million and $884 million, respectively. The net capital of R-H was $66 million above its minimum requirement.

      SBAL, SBIL and SBAG are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At December 31, 1997, SBAL's regulatory capital was $307 million above the minimum required by Japan's Ministry of Finance. SBIL's regulatory capital was $699 million above the minimum required by the Securities and Futures Authority, and SBAG's regulatory capital was $32 million above the minimum required by Germany's Banking Supervisory Authority.

      In addition, in order to maintain its triple-A rating, Swapco, an indirect wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 1997, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

                            CONSUMER FINANCE SERVICES

      The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services. CCC's predecessor was founded in 1912.

Consumer Finance

      As of December 31, 1997, CCC maintained 1,026 loan offices in 45 states, including 24 servicing centers for loans sold through the PFS sales force. This includes a net increase of approximately 175 loan offices from the July 1997 acquisition of Security Pacific Financial Services. CCC owns one state-chartered bank and one federally chartered savings bank, each headquartered in Newark, Delaware.

      Loans to consumers include both fixed and variable rate real estate-secured loans, both fixed and variable rate unsecured and partially secured personal loans and fixed rate loans to finance consumer goods purchases. Travelers Bank & Trust, fsb (formerly The Travelers Bank), a federal savings bank and a subsidiary of CCC, and The Travelers Bank USA, also a subsidiary of CCC (together, the "Banks"), provide credit card loans as discussed below. CCC's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for consumer loan customers consists of households with an annual income of $20,000 to $50,000. The number of active loan customers (excluding credit card customers) was approximately 1,924,000 at December 31, 1997, as compared to approximately 1,333,000 at December 31, 1996 and approximately 1,275,000 at December 31, 1995. CCC also operates an agency that performs appraisals, sells title insurance and provides other closing-related services for CCC's real estate loans.

      The $.M.A.R.T. loan(R) and $.A.F.E.(R) loan programs involve the solicitation of applications for mortgage and personal loans exclusively through the PFS sales force. At December 31, 1997, the total loans outstanding generated from this program were $2.264 billion, or approximately 21% of total loans outstanding, as compared to $1.524 billion, or approximately 19%, at December 31, 1996 and $1.258 billion, or approximately 17%, at December 31, 1995. See "Life Insurance Services -- Primerica Financial Services." Since early 1998, all new $.M.A.R.T. loan(R) business is being written through Travelers Bank & Trust, fsb.

      The average amount of cash advanced per real estate-secured loan made was approximately $44,700 in 1997, $35,800 in 1996 and $26,300 in 1995. The average amount of cash advanced per personal loan made was approximately $4,400 in 1997, $4,250 in 1996 and $4,200 in 1995. The average real estate-secured loan size increased in 1997 and 1996 due to marketing initiatives that attracted customers for higher balance loans, particularly in first mortgage programs. The average annual yield for loans in 1997 was 14.58%, as compared to 15.24% in 1996 and 15.64% in 1995. The average annual yield for real estate-secured loans in 1997 was 11.73%, as compared to 12.13% in 1996 and 12.33% in 1995, and for personal loans it was 19.66% in 1997, as compared to 19.95% in 1996 and 20.23% in 1995.
The average yield for real estate-secured loans has been affected by the normal run-off of older, higher yielding loans and growth in lower yielding, higher quality loans, while the average yield for personal loans has been affected by a shift in the portfolio to loans partially secured by real estate (classified as personal loans) as well as the industry trends associated with a high level of personal bankruptcies. Consumer Finance Services' average net interest margin for loans was 8.14% in 1997, 8.64% in 1996 and 8.79% in 1995.

      As a result of the Security Pacific acquisition, charge-offs in the second half of 1997 reflect a short-term benefit largely from the transition of that portfolio to CCC's charge-off policies. As a result, the Company expects the charge-off rate to increase somewhat in the first half of 1998. See "-- Delinquent Receivables and Loss Experience."

   Analysis of Consumer Finance Receivables

      For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 10 of Notes to Consolidated Financial Statements.

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

      The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

            Ratio of Receivables Delinquent 60 Days or More to Gross
                          Receivables Outstanding (1)

                                   Real
                                   Estate-
                         Personal  Secured      Credit      Sales       Total
As of December 31,       Loans     Loans        Cards       Finance     Consumer
------------------       -----     -----        -----       -------     --------
    1997                 3.41%     1.61%        1.41%        2.49%      2.35%
    1996                 3.42%     1.50%        1.44%        2.27%      2.38%
    1995                 2.89%     1.42%        1.40%        2.17%      2.14%

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

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                               Real
                               Estate-
Year Ended        Personal     Secured      Credit       Sales        Total
December 31,      Loans        Loans        Cards        Finance      Consumer
------------      -----        -----        -----        -------      --------
   1997           5.39%        0.41%        2.66%        2.86%        2.65%
   1996           5.46%        0.50%        2.75%        3.34%        2.91%
   1995           4.01%        0.64%        2.04%        2.46%        2.28%

      The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables:

          Ratio of Allowance For Losses to Consumer Finance Receivables

                                 As of December 31,
                                ------------------
                                   1997   2.91%
                                   1996   2.97%
                                   1995   2.66%

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

      The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                   Consumer Finance Insurance Premiums Written
                                  (In millions)
                                                       Year Ended December 31,
                                                   ----------------------------
                                                   1997        1996      1995
                                                   ----        ----      ----
Premiums written by AHL and its affiliates
  Writings for consumer finance:
           Credit life                            $   65.4  $   42.7  $   41.8
           Credit disability and other                91.0      63.1      63.6
           Credit property and other                  51.5      18.0       4.1
                                                  --------  --------  --------
                 Total                            $  207.9  $  123.8  $  109.5
                                                  ========  ========  ========
Premiums written by other insurance companies
           Credit property and other              $   26.9  $   42.9  $   51.6
                                                  ========  ========  ========


      The increase in premiums year-over-year is the result of growth in receivables and expanded availability of certain products in additional states.

Credit Card and Other Services

      Travelers Bank & Trust, fsb ("Travelers Bank & Trust") is a federally chartered savings bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). Travelers Bank & Trust was granted a federal savings bank charter on November 25, 1997, upon conversion of The Travelers Bank, a Delaware state-chartered bank. The Travelers Bank USA is a state-chartered bank located in Newark, Delaware, which also provides credit card services and loans to finance consumer goods purchases. Although the Banks have historically limited their activities to credit card operations, since early 1998, all new $.M.A.R.T. loan(R) business is being written through Travelers Bank & Trust.

      The following table sets forth aggregate information regarding credit cards issued by the Banks.

                    Credit Cardholders and Total Outstandings
                              (Dollars in millions)

                                      As of, or for the year ended, December 31,
                                      ------------------------------------------
                                            1997           1996          1995
                                            ----           ----          ----
Approximate total credit cardholders       984,000        791,000      753,000
Approximate gold credit cardholders        792,000        642,000      615,000
Total outstandings                        $1,164.6         $907.1       $761.8
Average annual yield                         10.81%         11.82%       12.51%

      The decrease in the average annual yield in 1997 and 1996 primarily resulted from the offering of promotional rates in both years to encourage the transfer of credit card balances to the Banks. The primary market for the Banks' credit cards consists of households with annual incomes of $40,000 and above.

      The Banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1997, deposits of unaffiliated entities were $45.0 million, as compared to $81.9 million at December 31, 1996 and $97.9 million at December 31, 1995.

      In March 1998, the Banks entered into a securitized transaction pursuant to which they transferred approximately $356.5 million of their credit card receivables to an affiliated special purpose corporation, which transferred such receivables to a trust. The trust then sold to the public $227.5 million of securities securitized by such receivables.

Competition

            The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service, and cultivation of repeat and referral business support and strengthen its competitive position in its consumer finance businesses.

Regulation

      Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Travelers Bank USA, a credit card bank, must undergo periodic examination by the Delaware State Bank Commissioner and the Federal Deposit Insurance Corporation. Travelers Bank & Trust is subject to regulation and examination by the Office of Thrift Supervision. The Banks are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. The Banks are also subject to the Community Reinvestment Act, which assesses the records of the Banks in helping to meet the credit needs in the delineated community of the Banks, including low and moderate income neighborhoods, consistent with a safe and sound banking operation. In addition, a number of federal and state consumer protection laws and regulations are applicable to the Banks including the Truth in Lending Act, which requires disclosure to the consumer of the cost of credit and governs billing dispute resolution, the Equal Credit Opportunity Act, which prohibits discrimination in any aspect of a credit transaction based on race, color, national origin, gender, marital status, age, income from public assistance programs or exercise of rights under the Consumer Protection Act, and the Fair Credit Reporting Act, which is aimed at ensuring the accuracy and fairness of the mechanism by which consumer credit and other information about consumers is assembled and evaluated. Travelers Bank & Trust is also covered by the Home Mortgage Disclosure Act, which requires disclosure of customer demographics, including race, gender and age. The Banks are also subject to certain regulatory restrictions relating to transactions with affiliates. See "Insurance Services - General -- Regulation" at the end of the description of the Life Insurance Services segment for a discussion of the regulatory factors governing the insurance businesses of CCC.

      Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's consumer finance businesses cannot be predicted at this time.

                     PROPERTY & CASUALTY INSURANCE SERVICES

      This segment includes the operations of TAP and its subsidiary and affiliated property-casualty insurance companies, all of which are collectively referred to herein as "TAP." TAP provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. On April 2, 1996, TAP, an indirect majority-owned subsidiary of the Company, purchased from Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) ("Travelers Casualty") and The Standard Fire Insurance Company ("Standard Fire"), Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.2 billion in cash (the "Acquisition"). The Acquisition was treated as a purchase and, accordingly, the Company's consolidated financial statements include the results of Aetna P&C's, operations only from the date of the Acquisition. The Company currently owns approximately 83.4% of TAP's outstanding common stock. See Note 2 of Notes to Consolidated Financial Statements for additional information about the Acquisition and related transactions. For informational purposes, the premium and certain other operational information provided below includes Aetna P&C's businesses prior to the Acquisition.

Commercial Lines

      TAP is the third largest writer of commercial lines insurance in the United States based on 1996 direct written premiums published by A.M. Best Company ("A.M. Best"). TAP's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses and individuals with commercial exposures; and Specialty Accounts, providing a variety of specialty coverages. TAP also has a dedicated group within Commercial Accounts that serves the construction industry. TAP distributes its commercial products through approximately 5,200 brokers and independent agencies located throughout the United States. In 1997, Commercial Lines generated net written premiums of $4.8 billion.

   Selected Product and Market Information

      The following table sets forth by product line and market net written premiums for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table, see "-- Product Lines" and "-- Principal Markets and Methods of Distribution," respectively.

      Many National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the following table.

      Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for TAP's combined businesses prior to such time has been included below for informational purposes only. As used herein, unless the context otherwise requires, "combined" refers to the operations of both Travelers P&C and Aetna P&C, without regard to the date of the Acquisition.

                          Combined Net Written Premiums


                                                            Percentage of Total
                                                            Net Written Premiums
                                   Year Ended December 31,       Year Ended
                                   ----------------------        December 31,
                                   1997     1996     1995           1997
                                   ----     ----     ----           ----
                                         (Dollars in millions)
Net written premiums by product
line:

   Workers' compensation           $1,176   $1,223   $1,312          24.7%
   Commercial multi-peril           1,037    1,223    1,188          21.8
   General liability                  931      836      815          19.6
   Commercial automobile              866      806      888          18.2
   Property                           383      342      457           8.1
   Fidelity and surety                201      215      233           4.2
   Other                              163       45      251           3.4
                                   ------   ------   ------         ------
      Total Commercial Lines (1)   $4,757   $4,690   $5,144         100.0%
                                   ======   ======   ======         ======

Net written premiums by market:

   National Accounts (2)           $  657   $  874   $1,192          13.8%
   Commercial Accounts              1,986    1,725    1,862          41.8
   Select Accounts                  1,432    1,412    1,466          30.1
   Specialty Accounts                 682      679      624          14.3
                                   ------   ------   ------         ------
      Total Commercial Lines (1)   $4,757   $4,690   $5,144         100.0%
                                   ======   ======   ======         ======

----------
(1) 1997 includes a $142 million increase due to a change to conform the Aetna P&C method of recording certain net written premiums to the method employed by Travelers P&C.
(2) The decreases in National Accounts net written premiums during the periods shown primarily reflect the highly competitive marketplace and TAP's selective underwriting practices.

      The following table sets forth service fee income by market for Commercial Lines for the periods indicated and includes information with respect to Aetna P&C only from the date of the Acquisition.

                       Commercial Lines Service Fee Income

                                                 Year Ended December 31,
                                              -----------------------------
                                              1997         1996        1995
                                              ----         ----        ----
                                                 (Dollars in millions)
Service fee income by market:
   National Accounts                          $346         $382        $424
   Commercial Accounts                          19           10           8
                                              ----         ----        ----
      Total Commercial Lines                  $365         $392        $432
                                              ====         ====        ====

   Product Lines

      TAP writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in TAP's Commercial Lines are as follows:

      Workers' Compensation provides coverage for employers' liability for injuries to employees under common law as well as the obligation of an employer under state or federal law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. In addition to the liability exposure that may arise under common law, there are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. Workers' compensation policies are often written in conjunction with other commercial policies. TAP offers three types of workers' compensation products: (i) guaranteed cost insurance products in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience,
(ii) loss sensitive insurance products, including retrospectively rated policies, in which premiums are adjusted based on actual loss experience of the insured during the policy period, and large deductible plans, in which the customer bears the insurance risk up to its deductible amount, and (iii) service programs, which are generally sold to TAP's larger national accounts, where TAP receives fees for providing loss prevention, risk management, claim administration and benefit administration services to organizations pursuant to service agreements. TAP also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market. Workers' compensation comprehensive claim and managed care cost containment services are integrated through TAP's claims management system to maximize cost savings on both service delivery and loss payout.

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

      General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, umbrella and excess insurance.

      Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

      Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from property damage. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

   Principal Markets and Methods of Distribution

      TAP's Commercial Lines are organized into four marketing groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, primarily serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry.

      TAP distributes its commercial products primarily through approximately 5,200 brokers and independent agencies located throughout the United States that are serviced by 98 field offices. TAP seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute TAP's products, TAP considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with TAP's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

      National Accounts

      TAP's National Accounts provides a variety of casualty products to large companies, as well as employee groups, associations and franchises. TAP's National Accounts also includes TAP's alternative market business (the "Alternative Market"), which primarily covers workers' compensation products and services to voluntary and involuntary state pools. National Accounts customers generally select products under retrospectively rated plans, large self-insured retentions or some other loss-responsive arrangement. Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are marketed through national brokers and regional agents with offices throughout the United States.

      National Accounts customers often demand risk service programs where the ultimate cost is based on their own loss experience. Programs offered by TAP include claims settlement, loss control and risk management services and are generally offered in connection with a retrospectively rated insurance policy, a large deductible plan or a self-insured program. Workers' compensation accounted for approximately 69% of the products sold in 1997 to National Accounts customers, based on net written premiums and service fee income.

      The Alternative Market business of TAP's National Accounts sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. Since 1993, most state assigned workers' compensation risk plan contracts have been awarded through a formal state-by-state bid process. Contracts, which are generally for three-year terms, are awarded by state agencies based on quality of service and price. TAP has emerged as the largest workers' compensation assigned risk plan servicing insurer in the industry with approximately 25% share of the market in 1997. Assigned risk plan contracts generated approximately $75 million in service fee income in 1997 for TAP.

      TAP also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated net written premiums of $43 million and service fee income of $4 million in 1997. National Accounts also participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

      Commercial Accounts

      TAP's Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts casualty products target businesses with 75 to 1,000 employees, while its property products target both large and medium sized businesses. TAP offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products.

      Commercial Accounts targets certain industries in which TAP has claims, engineering and underwriting expertise and to which TAP has established dedicated operations. Industry segments include from the manufacturing sector: advanced technology, metal products, mineral products, plastic and rubber products and wood products. Also targeted are colleges and universities, food, retail, financial, property management and the wholesale industries. TAP continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables TAP to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, and to link price to the individual exposure and to control risk. Instead of relying on rating bureaus to establish rates for products, TAP generally uses its proprietary data, which it has compiled from many years of extensive underwriting and pricing experience. Accordingly, subject to applicable state insurance regulations, prices are derived from those proprietary rates and numerous variables that apply to specific risks. TAP believes that relying on extensive proprietary data to assess individual risk characteristics, rather than relying on data from industry rating bureaus, provides it with a competitive advantage in pricing and underwriting commercial risks. TAP uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, TAP's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs.

      Construction. TAP has established dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. TAP offers all product lines to midsize and national customers in the construction market, including both guaranteed cost and loss-responsive products, and wrap-up insurance programs, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable TAP to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their states' laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States. Construction operations contributed approximately 22% of the Commercial Accounts premium-based business in 1997. Additionally, construction operations service-based business contributed $6 million of service fees to TAP in 1997.

      Select Accounts

      Select Accounts serves individuals who have commercial exposures and firms typically with one to 75 employees. Products offered to Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell TAP's Commercial Accounts and Personal Lines products.

      Personnel in TAP's field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. TAP utilizes a marketing and underwriting approach based on agency automation and defined underwriting criteria. Agency automation allows agents access to TAP's price quotation and policy issuance systems and enables agents to provide faster and more cost-effective service to customers with supervision and underwriting control. Agents that do not utilize the automated quotation and policy issuance systems work with TAP's sales and marketing representatives who have point of sale authority. Agents serving Select Accounts are given greater control and discretion over underwriting decisions, within predefined parameters, than brokers selling to larger accounts. Because underwriting criteria and pricing tend to be more standardized for smaller businesses, Select Accounts uses a standard industry classification (S.I.C.) based process to allow agents and field marketing representatives to make underwriting and pricing decisions within predetermined classifications. Business in other classifications is subject to consultative review by in-house underwriters. TAP believes that its breadth of products, highly qualified field staff and its technology offer distinct competitive advantages.

      Specialty Accounts

      Specialty Accounts markets products to national, midsize and small customers, as well as individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. TAP's fast response time on underwriting decisions, industry expertise, broad range of products and quality service are important to maintaining relationships with Specialty Accounts insureds and producers. TAP believes that it has a competitive advantage with respect to many of these products based on its reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts.

      TAP has two separate marketing and underwriting groups within Specialty
Accounts:

      Gulf Specialty focuses on many non-traditional lines of business with a particular emphasis on the financial services market. Products include directors' and officers' liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for professionals and non-professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors medical malpractice, primary and excess property, and various coverages that target the transportation industry. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment industry and to municipalities and provides insurance products for other industry specific programs. In addition, Gulf Specialty has developed a book of excess and surplus lines business through Gulf Underwriters Insurance Company. Effective January 1, 1998, TAP's former Travelers Specialty unit has been combined with Gulf Specialty, and it is anticipated that during 1998 and 1999 renewal policies within the former Travelers Specialty unit will be written as Gulf Specialty policies.

      Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, employment practices liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond Specialty is organized around three broad customer segments: Financial Services, Construction and Commercial Risk and one specialized product niche: National Commercial Surety.

   Pricing and Underwriting

      Pricing levels for property and casualty insurance products by TAP's Commercial Lines are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. TAP's strategy emphasizes a profit-oriented approach rather than a premium volume or market share-oriented approach to underwriting. TAP's National Accounts business sells primarily risk management services and loss sensitive products. Commercial Accounts and Select Accounts primarily sell guaranteed cost products. The market conditions for all Commercial Lines products are characterized by difficult pricing and increased competition.

      A significant portion of Commercial Lines business is written with retrospectively rated insurance policies as well as large deductible policies in which the ultimate cost of insurance for the insured is dependent on the loss experience of the insured. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk to TAP, it introduces credit risk to TAP. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $502 million at December 31, 1997. Collateral, primarily letters of credit and, to a lesser extent, cash collateral, is generally requested for contracts that provide for deferred collection of ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

      Under certain workers' compensation insurance contracts with deductible features, TAP is obligated to pay the claimant the full amount of the claim. TAP is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1997, contractholder receivables and payables on unpaid losses were each approximately $1.9 billion.

      TAP has developed an underwriting methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. This approach utilizes proprietary data gathered and analyzed by TAP with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that TAP does not compromise its underwriting integrity. This process is linked with strong underwriting interaction and review at TAP's local offices and agents' locations.

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

   Geographic Distribution

      The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1997:

        State                                 % of Total
        -----                                 ----------
        New York                               12.6%
        California                              8.0
        Texas                                   6.4
        Massachusetts                           6.4
        Pennsylvania                            4.5
        Florida                                 4.3
        New Jersey                              4.0
        Connecticut                             3.8
        Illinois                                3.7
        North Carolina                          3.3
        All Others (1)                         43.0
                                             --------
        Total                                 100.0%
                                             ========

----------
(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1997 by TAP.

Personal Lines

      TAP is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 1996 direct written premiums published by A.M. Best. In 1997, Personal Lines generated net written premiums of approximately $3.1 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

      Personal Lines distributes products primarily through approximately 5,000 independent agencies located throughout the United States. TAP is also marketing its Personal Lines products through alternative distribution channels, including sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and through the PFS sales force. The property-casualty licensed PFS agents market Personal Lines products under the name TRAVELERS SECURE(R) in 39 states. At the end of 1997, approximately 8,700 members of the PFS sales force were licensed to sell TRAVELERS SECURE(R) products and approximately 10,000 new automobile and homeowners policies are now being sold through this program each month. Approximately one-third of Personal Lines new business originated from alternative distribution channels in 1997.

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

                          Combined Net Written Premiums



                                                                  Percentage of Total
                                                                  Net Written Premiums
                                      Year Ended December 31,          Year Ended
                                  ------------------------------       December 31,
                                   1997        1996       1995           1997
                                  -------     -------    -------        -------

                                       (Dollars in millions)
Net written premiums by product
line:
   Personal automobile            $ 1,950     $ 1,851    $ 1,822           63.4%
   Homeowners and other             1,124         824        721           36.6
                                  -------     -------    -------        -------
      Total Personal Lines        $ 3,074(1)  $ 2,675    $ 2,543          100.0%
                                  =======     =======    =======        =======

----------
(1) In 1997, $371 million of Personal Lines net written premiums were generated by alternative distribution channels.

   Product Lines

      TAP writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 4.4 million policies in force at December 31, 1997. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

      Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. In 1997, TAP introduced a nonstandard automobile product in Texas and Alabama, distributed through independent agents. In February 1998, TAP expanded its nonstandard auto product into New York, and later this year it plans to further expand such product into its larger markets, including Pennsylvania, Florida and Connecticut.

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

   Principal Markets and Methods of Distribution

      TAP's Personal Lines products are distributed primarily through approximately 5,000 independent agencies located throughout the United States, supported by a network of 15 field marketing offices and five customer service centers. Personal Lines also markets through affinity groups, the PFS sales force and under joint marketing arrangements with other insurers. While TAP's principal markets for Personal Lines insurance are in states along the East Coast, in the South, and Texas, Personal Lines is expanding its geographical presence across the United States. In the states of Florida, New Jersey and Massachusetts, TAP operates stand-alone domestic companies to enhance its competitive capability in these highly regulated markets. In addition, in October 1997, TAP commenced operations in its California domestic companies, which sell personal automobile policies.

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

      TAP's Personal Lines continues to distribute its products through the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, TAP has broadened its distribution channels for Personal

Lines products to include sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and sales through members of the PFS sales force, who primarily sell life insurance products issued by affiliates of TAP, as well as mutual funds and other products of the Company. This program is available in 39 states. In general, members of the PFS sales force contact potential customers directly, and then transmit information about the customer to one of four regional telemarketing centers. An authorized telemarketing sales representative contacts the customer to underwrite, sell and ultimately process new business.

      In 1995, Aetna P&C entered into a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped geographically diversify the homeowners line of business. New business referrals began in July 1995 and, on January 1, 1996, Aetna P&C began writing renewal policies. This marketing agreement provided for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

      TAP believes that its focus on service and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. TAP believes that its expense management practices, including prompt and efficient claims handling and high level of automation, allow it to offer a competitively priced product. In addition, TAP is leveraging its service, claims handling and automation experience in the expansion of the distribution of Personal Lines products through its alternative channels.

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

      Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners policies offer (but do not require) automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, earthquakes and tornadoes. In order to reduce its exposure to catastrophe losses, TAP has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in certain markets, tightened underwriting standards and implemented price increases in certain catastrophe-prone areas, subject to restrictions imposed by insurance regulatory authorities. In California, TAP introduced in 1996 an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. TAP uses computer modeling techniques to assess its level of exposure to loss in catastrophe-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York, and in California are subject to state-imposed restrictions, the general effect of which is to make it more difficult for an insurer to reduce exposures.

      Insurers writing property-casualty policies are generally unable to increase rates until some time after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states, including New York and New Jersey, require prior approval of most rate increases.

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

   Geographic Distribution

      The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1997:

            State                              % of Total
            -----                              ----------
            New York                             22.0%
            New Jersey                            9.4
            Texas                                 9.2
            Pennsylvania                          8.7
            Florida                               7.2
            Connecticut                           5.9
            Massachusetts                         5.7
            Virginia                              3.8
            Georgia                               3.2
            All others (1)                       24.9
                                               ---------
            Total                               100.0%
                                               =========

----------
(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1997 by TAP.

Claim Administration

      TAP employs approximately 8,200 claim adjusters, appraisers, investigators, staff attorneys, system specialists and training, management and support personnel in the claim department. These employees manage over 90% of TAP's claims. Approved external vendors, such as claim adjusters, appraisers, investigators and attorneys, are used only when the geographic location or unique issues raised by a claim warrant such use. To be approved, these vendors must have a proven record and have demonstrated cost-consciousness and relevant technical skills.

      TAP is dedicated to providing outstanding service standards to its customers while seeking to reach optimal levels of losses and loss adjustment expenses. During 1997, TAP reorganized the claim department to more effectively meet these goals. The new structure features seven operating regions, and grants to the regions wider authority to address the needs of local customers, underwriters, agents and brokers across Commercial Lines and Personal Lines. In addition, the home office and legal personnel created teams around technical specialties to better support the regional operations. This streamlined structure of the claim department permits TAP to maintain the economies of scale of a larger, established company while enjoying the flexibility of a smaller company that can more quickly respond to the needs of its customers, underwriters, agents and brokers. The home office continues to monitor adherence to claims policies and procedures, the adequacy of case reserves, loss and expense controls and productivity and service standards.

      In 1997, TAP also introduced TravComp, a workers' compensation claim and medical management program that assists adjusters in promptly investigating, validating or rejecting workers' compensation claims. New medical management workstations also permit nurse professionals to access additional information that supports TAP's emphasis on early return to work strategies for these claims. These new technologies, together with better matching of professional skills and authority to specific claim issues, have resulted in workers' compensation cases closing faster and with lower losses and loss adjustment expenses. A new, loss and analytical reporting tool made possible by the implementation of the new workers' compensation process is now available to employers.

      Environmental, asbestos and cumulative injury claims are separately managed by TAP's Special Liability Group. This group is comprised of dedicated legal, claim, finance and engineering professionals. See "-- Environmental, Asbestos and Cumulative Injury Claims."

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

      Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1997, 1996 and 1995 the combined amounts of discount for TAP were $912 million, $1.012 billion and $1.206 billion, respectively.

      For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 12 of Notes to Consolidated Financial Statements.

      The following table sets forth the year-end reserves from 1987 through 1997 and the subsequent changes in those reserves, presented on a historical basis for TAP. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1987-1995 have not been restated to include Aetna P&C. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table are presented in accordance with reporting requirements of the SEC. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1987-1997 year-end reserves and the subsequent changes in those reserves.

      For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1987 included $4 million for a loss that is finally settled in 1997 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1987-1996 shown in the following table.

      Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1987-1997 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "--Environmental, Asbestos and Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

      Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a significant portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. Increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the following table. Retrospective rating is particularly significant for National Accounts business for workers' compensation, and to a lesser extent in general liability and commercial automobile coverages. This mechanism affords TAP significant financial protection against adverse development on a large block of net reserves.

      Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table.

      The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of TAP filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $31 million, $14 million and $(7) million for the years 1997, 1996 and 1995 respectively.

                                                                        Year Ended December 31,
                                                   1987(a)    1988(a)        1989(a)        1990(a)        1991(a)
                                                   -------    -------        -------        -------        -------
                                                                           (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:                $  7,644       $  8,116       $  8,947       $  9,239      $  9,406
Cumulative amounts paid as of
One year later                                    2,376          2,147          2,430          2,419         2,135
Two years later                                   3,631          3,632          3,992          3,932         3,584
Three years later                                 4,648          4,706          5,095          4,993         4,594
Four years later                                  5,402          5,487          5,878          5,755         5,375
Five years later                                  5,978          6,080          6,479          6,351         5,851
Six years later                                   6,443          6,555          6,966          6,746         6,547
Seven years later                                 6,829          6,963          7,304          7,325
Eight years later                                 7,176          7,262          7,822
Nine years later                                  7,445          7,736
Ten years later                                   7,899

Reserves re-estimated as of
One year later                                    7,858          8,292          9,099          9,358         9,446
Two years later                                   8,051          8,497          9,220          9,470         9,755
Three years later                                 8,254          8,698          9,408          9,897        10,038
Four years later                                  8,497          8,912          9,953         10,325        10,154
Five years later                                  8,746          9,488         10,421         10,478        10,251
Six years later                                   9,333          9,970         10,616         10,614        10,495
Seven years later                                 9,813         10,150         10,755         10,870
Eight years later                                 9,966         10,306         11,019
Nine years later                                 10,131         10,598
Ten years later                                  10,457

Cumulative deficiency (redundancy)                2,813          2,482          2,072          1,631         1,089

Gross liability--end of year
Reinsurance recoverables

Net liability--end of year

Gross reestimated liability--latest

Reestimated reinsurance recoverables--latest


Net reestimated liability--latest

Gross cumulative  deficiency (redundancy)


                                                                     Year Ended December 31,
                                                 1992(a)         1993(a)       1994(a)        1995(a)        1996(b)        1997(b)
                                                c
                                                                          (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:                  $9,873       $10,190       $ 10,251       $ 10,102       $ 21,816       $ 21,406
Cumulative amounts paid as of
One year later                                    2,206         1,900          1,852          1,521          3,704
Two years later                                   3,554         3,221          2,888          2,809
Three years later                                 4,561         3,988          4,055
Four years later                                  5,160         4,941
Five years later                                  5,963
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-estimated as of
One year later                                   10,013        10,151          9,942          9,848         21,345
Two years later                                  10,112        10,116          9,766          9,785
Three years later                                10,142         9,990          9,851
Four years later                                 10,148        10,153
Five years later                                 10,364
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative deficiency (redundancy)                  491           (37)          (400)          (317)          (471)

Gross liability--end of year                                 $ 13,805       $ 13,872       $ 14,715       $ 29,967      $ 29,343
Reinsurance recoverables                                        3,615          3,621          4,613          8,151         7,937
                                                             --------       --------       --------       --------       --------

Net liability--end of year                                   $ 10,190       $ 10,251       $ 10,102       $ 21,816      $ 21,406
                                                             ========       ========       ========       ========      ========
Gross reestimated liability--latest                          $ 13,862       $ 13,837       $ 14,381       $ 29,502

Reestimated reinsurance recoverables--latest                    3,709          3,986          4,596          8,157
                                                             --------       --------       --------       --------

Net reestimated liability--latest                            $ 10,153       $  9,851       $  9,785       $ 21,345
                                                             ========       ========       ========       ========
Gross cumulative  deficiency (redundancy)                    $     57       $    (35)      $   (334)      $   (465)
                                                             ========       ========       ========       ========

----------
(a) Reflects reserves of Travelers P&C, excluding Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and Loss Adjustment Expense recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C.
(b) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million acquired on April 2, 1996 and subsequent development recorded by Aetna P&C.

Statutory Combined Ratio and Other Information

      The following table sets forth the statutory loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the Company.

      The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income or expenses are not reflected in the statutory combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time, such as workers' compensation ("long-tail"), also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period ("short-tail"). Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

      The ratios shown in the table below are computed based upon statutory accounting practices, not generally accepted accounting principles ("GAAP"). For information on GAAP combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            Statutory Combined Ratios

                                     Year Ended December 31,
                                   -------------------------
                                   1997     1996        1995
                                   ----     ----        ----
Commercial Lines:
   Loss and LAE ratio              78.4%    96.2%      80.6%
   Underwriting expense ratio      30.6     32.7       24.4

   Combined ratio before
      policyholder dividends      109.0    128.9(1)   105.0
   Combined ratio                 111.0    129.6      106.3
Personal Lines:
   Loss and LAE ratio              63.5     68.7       74.5
   Underwriting expense ratio      28.7     28.9       29.9
   Combined ratio                  92.2     97.6(2)   104.4
Total:
   Loss and LAE ratio              72.4     85.5       78.2
   Underwriting expense ratio      29.9     31.3       26.4
   Combined ratio before
      policyholder dividends      102.3    116.8      104.6
   Combined ratio                 103.5    117.2      105.4

----------
(1) Includes the effect of charges associated with the Acquisition and also includes statutory charges made to conform accounting policies and Company strategies in connection with the Acquisition (but not for GAAP reporting purposes due to purchase accounting). Excluding such charges, the combined ratio before policyholder dividends was 110.0%.

(2) Includes the effect of TAP's review of reserves associated with the Acquisition. The combined ratio excluding this item was 100.1%.

      The following table sets forth information regarding the premium to surplus ratios of TAP. For informational purposes only, the table includes Aetna P&C for all periods presented.

             Schedule of Premium to Surplus Ratios (Statutory Basis)

                                           Year Ended December 31,
                                           -----------------------
                                           1997      1996     1995
                                           ------   ------   ------
                                            (Dollars in millions)

Net written premiums                       $7,832   $7,343   $7,701
Capital and surplus                         6,188    5,423    5,231
Ratio of net written premiums to capital
   and surplus                              1.27x    1.35x    1.47x

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

      TAP's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of TAP's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and TAP's experience in resolving such claims. Environmental loss and loss expense reserves of TAP at December 31, 1997 were $1.119 billion, net of reinsurance of $74 million. Approximately 17% of such loss and loss expense reserves (i.e., approximately $192 million) were case reserves for resolved claims. The balance, approximately 83% of the net aggregate reserve (i.e., approximately $927 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which TAP has not received any specific claims.

      TAP's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by TAP generally occurs on an insured-by-insured basis as opposed to a claim-by-claim basis. The nature of the resolution often is through coverage litigation, which often pertains to more than one claim, as well as through a settlement with an insured. Generally, the settlement between TAP and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect TAP. TAP's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

      The reserving methodology includes an analysis by TAP of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by TAP on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by TAP. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between TAP and the insured; the identification of other insurers; the potential coverage available, if any, including number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

      The duration of TAP's investigation and review of such claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, varies significantly and is dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and the Company and the willingness of the insured and TAP to negotiate, if appropriate, a resolution of any dispute between them pertaining to such claims. Since the foregoing factors vary from claim to claim and insured by insured, TAP cannot provide a meaningful average of the duration of an environmental claim. However, based upon TAP's experience in resolving such claims, the duration may vary from months to several years.

      The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for environmental (Superfund remediation type) claims, TAP establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. TAP adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies. Since the implementation of the claim system conversion in 1997, TAP's method of establishing claims in the foregoing manner now applies to claims tendered under the Travelers P&C and Aetna P&C policies.

      In addition, TAP establishes claim files for bodily injury or property damage claims brought by individual claimants who allege injury or damage as a result of the discharge of wastes or pollutants. As it pertains to such claims tendered on policies issued by Travelers P&C, TAP establishes a claim file on a per claim, per insured, per site basis. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, one thousand claims (five hundred for the bodily injury claims and five hundred for the property damage claims) would be established.

      As it pertains to the bodily injury and property damage claims tendered on Aetna P&C policies, TAP's claim system conversion has not been completed to permit the establishment of such claims in a manner consistent with establishment of Travelers P&C bodily injury and property damage claims. As it pertains to such claims tendered on policies issued by Aetna P&C, TAP currently establishes a claim file on a per insured basis, per site basis. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, five claims would be established for all the bodily injury claims and five claims would be established for all of the property damage claims.

      As of December 31, 1997, calculated as described above, TAP had approximately 40,300 pending environmental-related claims tendered by 1,400 active policyholders. Of the total pending environmental-related claims, 29,800 claims relate to Travelers P&C policies tendered by 569 policyholders and 10,500 claims relate to Aetna P&C policies tendered by 961 policyholders. Approximately 130 of these Aetna P&C policyholders are also included in the 569 Travelers P&C policyholders' count. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants.

      To date, TAP generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. Based upon TAP's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve position is appropriate. As of December 31, 1997, TAP, for approximately

$1.16 billion, has resolved the environmental liabilities presented by 3,931 of the 5,331 policyholders who have tendered environmental claims to TAP. This resolution comprises 74% of the policyholders who have tendered such claims. TAP has reserves of approximately $800 million included in its bulk reserve relating to the remaining 1,400 policyholders (26% of the total) with unresolved environmental claims, as well as for any other policyholder which may tender an environmental claim in the future.

   Asbestos Claims

      In the area of asbestos claims, TAP believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to the 1980s. TAP continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and TAP does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage. Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. TAP continues to receive this type of asbestos claim.

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

      At December 31, 1997, asbestos claims reserves of TAP were $1.114 billion, net of reinsurance of $249 million. Approximately 24% of the net aggregate reserve (i.e., approximately $266 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately

$848 million), of the net asbestos reserve represents incurred but not reported losses for which TAP has not received any specific claims.

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

      The following factors are evaluated in projecting the ultimate reserve for asbestos-related claims: available insurance coverage; limits and deductibles; an analysis of each policyholder's potential liability; jurisdictional involvement; past and projected future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance, and applicable coverage defenses, if any. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for a policyholder by policy year, a ceded projection is calculated based on any applicable facultative and treaty reinsurance and past ceded experience. In addition, a similar review is conducted for asbestos property damage claims. However, due to the relatively minor claim volume, these reserves have remained at a constant level.

      As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

      Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, TAP must review the number of policies issued by TAP to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

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

      Prior to the Acquisition, Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claim approach and resolution between TAP and Aetna P&C regarding CIOTA claims. During the second quarter of 1996, TAP completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using TAP's approach as described above. Based on the results of that review, TAP's general liability insurance reserves were increased $360 million, net of reinsurance ($234 million after tax).

      At December 31, 1997, CIOTA claims reserves of TAP were $1.088 billion, net of reinsurance of $432 million. Approximately 18% of the net aggregate reserve (i.e., approximately $195 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $893 million), of the net CIOTA reserve represents incurred but not reported losses for which TAP has not received any specific claims.

Insurance Pools

      Most of TAP's insurance subsidiaries are members of one of two separate intercompany property and casualty reinsurance pooling arrangements: the Travelers Property Casualty pool and the Gulf pool. Each of these insurance pools permits the participating companies to rely on the capacity of the entire pool rather than on its own capital and surplus. Under the arrangements of each insurance pool, the members share substantially all insurance business that is written and prorate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America ("Travelers C&S of America") does not participate in either pool and is dedicated to the Bond Specialty business.

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

                             LIFE INSURANCE SERVICES

      The Company's Life Insurance Services segment includes the operations of The Travelers Insurance Company ("TIC"), which was incorporated in 1863, The Travelers Life and Annuity Company ("TLAC" and together with TIC, "Travelers Life and Annuity") and the Primerica Financial Services group of companies ("PFS"), including Primerica Life Insurance Company ("Primerica Life"). With $50.0 billion of assets and $422 billion of life insurance in force at December 31, 1997, the Company believes that TIC, TLAC and Primerica Life together constitute one of the largest stock life insurance groups in the United States as measured by these criteria. For information concerning the Company's credit-related insurance businesses, see "Consumer Finance Services."

Primerica Financial Services

   Principal Markets and Methods of Distribution

      The business operations of PFS involve the sale of life insurance, mutual funds and other financial products. PFS consists of an affiliated group of companies engaged in (i) the underwriting and administration of individual term life insurance throughout the United States and in Canada, (ii) securities brokerage, consisting primarily of mutual fund sales, and (iii) the sale of other products approved by the Company, including personal lines property-casualty insurance (TRAVELERS

SECURE(R)) of TAP and mortgage and personal loans ($.M.A.R.T. loan(R) and $.A.F.E.(R) loan) underwritten by CCC. The PFS sales force is composed of approximately 80,000 independent agents. A great majority of the domestic licensed sales force works on a part-time basis.

      The PFS sales force is one of the principal distribution arms for the Company's cross-marketing efforts. Sales of Salomon Smith Barney funds, predominantly The Concert Series(R), by the PFS sales force were $690.2 million and $558.1 million in 1997 and 1996, respectively. The PFS sales force is also the exclusive distributor of Concert Investment Series(sm), an additional group of mutual funds advised by Salomon Smith Barney. Within PrimElite(TM), a variable annuity product offered by the PFS sales force, $214.9 million and $
44.9 million were invested in Salomon Smith Barney funds in 1997 and 1996, respectively. Beginning in 1998, the PrimElite(TM) product will be underwritten by Travelers Life and Annuity. In addition, approximately 8,700 members of the PFS sales force are now licensed to sell automobile and homeowners insurance products under the TRAVELERS SECURE(R) name. This program, which began in 1994 and continues to experience growth in applications and policies, is now available in 39 states. Finally, the $.M.A.R.T. loan(R) and $.A.F.E.(R) loan programs, under which members of the PFS sales force solicit applications for mortgage and personal loans underwritten by CCC, had net receivables outstanding of over $2.2 billion and $1.5 billion at December 31, 1997 and 1996, respectively.

      Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company ("NBL"), primarily offer individual term life insurance. NBL provides statutory disability benefits law insurance, primarily in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands.

      For information concerning PFS Investments Inc. ("PFS Investments"), see "-- Mutual Funds and Asset Management" below.

      Premium revenues, net of reinsurance, for PFS for the years ended December 31, 1997, 1996 and 1995 were $1.035 billion, $1.030 billion and $1.012 billion, respectively. See "Insurance Services - General -- Reinsurance" for a discussion of reinsurance.

      In 1996, PFS began utilizing the Financial Needs Analysis ("FNA"), a diagnostic tool that enhances its ability to address client needs. During 1997, more than 483,000 FNAs were submitted.

   Life Insurance in Force

      The following table provides a reconciliation of beginning and ending life insurance in force for Primerica Life and subsidiaries, and related statistical data for 1995-1997.

                                                   Year Ended December 31,
                                      ------------------------------------------
                                             1997           1996           1995
                                             ----           ----           ----
                                       (In millions of dollars, except as noted)

In force beginning of year            $   359,878    $   348,169    $   334,972
Additions                                  52,598         52,039         53,045
Terminations(1)                           (42,605)       (40,330)       (39,848)
                                      -----------    -----------    -----------
In force end of year                  $   369,871    $   359,878    $   348,169
                                      ===========    ===========    ===========
The amounts in force at end of
 year are before reinsurance ceded
 in the following amounts             $   152,899    $   134,330    $   117,647
                                      ===========    ===========    ===========
At end of year:
 Number of policies in force
   PFS                                  2,146,200      2,141,800      2,115,600
   NBL other individual lines             427,908        418,437        398,988
 Average size of policy
   in force (in dollars)
    PFS                               $   169,093    $   164,694    $   161,125
    NBL other individual lines             16,264         17,055         18,154

----------
(1) Includes terminations due to death, surrenders and lapses.

      AIDS-related claims, net of reinsurance, as a percentage of total net life claims paid by Primerica Life in 1997, 1996 and 1995, were 3.2%, 5.9% and 7.1%, respectively. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

   Mutual Funds and Asset Management

      PFS Investments is a registered broker-dealer through which the PFS sales force markets mutual funds and variable annuities. For the years ended December 31, 1997, 1996 and 1995, PFS' total mutual fund sales were $2.689 billion, $2.327 billion and $1.551 billion, respectively. The PFS sales force began marketing Smith Barney mutual funds through a separate distribution arrangement with PFS Distributors, Inc. in mid-1995 and in March 1996 began selling The Concert Series(R). The Concert Series(R) is a group of mutual funds that invests in various Smith Barney mutual funds instead of directly in stocks, bonds or other securities. Sales of Smith Barney mutual funds accounted for approximately 26%, 24% and 2%, respectively, of PFS' total mutual fund sales in 1997, 1996 and 1995. At December 31, 1997, approximately 27,500 independent agent members of the PFS sales force (including approximately 3,000 licensed in Canada only) were also independent registered securities representatives of PFS Investments and/or PFSL Investments Canada Ltd.

      PFS Investments is also the exclusive retail distributor of Concert Investment Series(sm) mutual funds (formerly Common Sense(R) Trust mutual funds), and certain of the Company's subsidiaries provide underwriting, transfer agency and custodial services to these funds. Sales of shares of Concert Investment Series(sm) accounted for approximately 23%, 27% and 39%, respectively, of total mutual funds sales by PFS for 1997, 1996 and 1995. In December 1994, the Company sold American Capital Management & Research, Inc., a mutual fund company and also the co-sponsor of Concert Investment Series(sm), to The Van Kampen Merritt Companies, Inc. ("VKM"). In December 1997, the Company repurchased the advisory contracts for this series of mutual funds from an affiliate of VKM.

Travelers Life and Annuity

   Principal Products

      Travelers Life and Annuity offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. Travelers Life and Annuity views market specialization and distribution diversification as critical components of profitability. It has updated its individual product portfolio to include a range of competitively priced fixed, indexed and variable annuity, term, universal and variable life and long-term care insurance products for its customers.

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

      Guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Group annuities purchased by employer sponsored plans fulfill retirement obligations to individual employees.

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

                              Premiums and Deposits

                                                        Year Ended December 31,
                                                        ------------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
                                                              (In millions)
Premiums
  Individual life                                       $  116   $  122   $  124
  Long-term care                                           184      128       88
  Individual accident and health(1)                         16       24      200
  Payout annuities                                         229       76       90
                                                        ------   ------   ------
   Total premiums                                          545      350      502
                                                        ------   ------   ------
Deposits
  Universal life insurance                                 172      169      149
  Annuities
   Individual fixed accumulation                           779      621      692
   Individual variable accumulation(2)                   1,775    1,370      956
   Payout annuities                                        102       86       88
  Guaranteed investment contracts                        1,816      764      681
  Group separate accounts and managed funds(3)             557      276      362
  Other fixed funds                                         68      186      115
  Corporate-owned life insurance(4)                          7       30       91
                                                        ------   ------   ------
   Total deposits                                        5,276    3,502    3,134
                                                        ------   ------   ------
   Total premiums and deposits                          $5,821   $3,852   $3,636
                                                        ======   ======   ======

----------
(1) The decline in 1996 reflects the Company's distribution of Transport Holdings Inc., the indirect parent of Transport Life Insurance Company, to the Company's stockholders in September 1995.
(2) The increase in individual variable accumulation deposits reflects successful introduction of variable annuities in the Salomon Smith Barney distribution network and other distribution and product development initiatives.
(3) The 1997, 1996 and 1995 deposits include $353 million, $146 million and $200 million, respectively, of deposits relating to the transfer in house of pension fund assets previously managed externally.
(4) TIC is not currently marketing corporate-owned life insurance. Deposits are attributable to contracts previously issued by the Company's Managed Care and Employee Benefits Operations ("MCEBO") (which were sold in 1995) and transferred to Travelers Life and Annuity effective January 1, 1995.

      For information about reinsurance, see "Insurance Services - General -- Reinsurance."

   Principal Markets and Methods of Distribution

      TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands. TLAC is licensed in 47 states and the District of Columbia to sell and market life insurance and is licensed in 46 states and the District of Columbia to sell and market variable annuity products.

      Individual products are primarily marketed through The Copeland Companies ("Copeland"), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agencies. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace, and accounted for approximately 41% of total individual deferred annuity production in 1997 and approximately 39% in each of 1996 and 1995. Copeland account executives also sell Smith Barney mutual funds. Salomon Smith Barney's Financial Consultants distribute Travelers Life and Annuity's non-qualified deferred annuities and individual life and long-term care products. Salomon Smith Barney's share of Travelers Life and Annuity's total individual deferred annuity production was 38% in each of 1997 and 1996 and 33% in 1995. The nationwide network of independent agencies sold the majority of the individual life and long term care business in each of 1997, 1996 and 1995 and accounted for 21%, 23% and 27%, respectively, of individual annuity premiums and deposits in each of those years. Tower Square Securities, Inc. ("Tower Square Securities"), a wholly owned subsidiary of TIC, is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent agents of TIC.

      TIC has also been expanding the sale of its individual life and long-term care products through other distribution networks. To accomplish this, TIC has entered into strategic alliances with a select number of established producers including Travelers Net Plus, a long-term care specialty distributor that markets primarily through targeted direct mailing, and TowerMark, a joint venture focused on recruiting and supporting agencies serving high-end estate planning customers. In March 1997, Copeland further broadened its distribution channels through its acquisition of Donald F. Smith & Associates, a regional provider of tax-sheltered annuity programs in the healthcare marketplace.

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

   Life Insurance in Force

      The following table provides a reconciliation of beginning and ending Travelers Life and Annuity life insurance in force and related statistical data on a statutory basis for 1995 through 1997.

                                                Year Ended December 31,
                                          -----------------------------------
                                            1997         1996         1995
                                          ---------    ---------    ---------
                                       (In millions of dollars, except as noted)

In force beginning of year                $  50,409    $  49,179    $  48,998
Additions                                     6,476        6,566        6,153
Terminations(1)                              (5,240)      (5,336)      (5,972)
                                          ---------    ---------    ---------
In force end of year                      $  51,645    $  50,409    $  49,179
                                          =========    =========    =========
The amounts in force at end of
   year are before reinsurance ceded
   in the following amounts               $  22,863    $  19,474    $  16,806
                                          =========    =========    =========
At end of year:
   Number of policies in force(2)           528,273      545,682      563,286
   Average size of policy
     in force (in dollars)                $  97,761    $  92,371    $  87,307

----------
(1) Includes terminations due to death, surrenders and lapses. 1995 terminations also include policy terminations attributable to the distribution of Transport Holdings Inc. to the Company's stockholders.
(2) The declines reflect the gradual run-off of old whole life policies written several years ago at relatively low levels of per policy insurance coverage. This was partially offset by the sale of term and universal life policies with significantly higher levels of insurance coverage.

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

      AIDS-related claims paid by Travelers Life and Annuity in 1997, 1996 and 1995 were 0.3%, 0.7% and 1.6%, respectively, as a percentage of total life claims paid, and 0.3%, 0.4% and 0.3%, respectively, as a percentage of total health claims paid. Management believes that current pricing and reserves make adequate provision for AIDS-related claim experience.

Competition and Regulation

      For a description of competition and regulation relating to the Company's life insurance businesses, see "Insurance Services - General."

Investments

      For information on the investment portfolios of the Company's life insurance businesses, see "Insurance Services - General."

                          INSURANCE SERVICES - GENERAL

Ratings

      Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Rating agencies focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

      The following table summarizes the current claims-paying and financial strength ratings of the Company's subsidiaries, including Travelers C&S of America, and insurance pools by A.M. Best, Duff & Phelps Corp., Moody's Investor's Service Inc. and Standard & Poor's Ratings Group. The table also presents the position of each rating in the applicable agency's rating scale.

                                                                    Moody's
                                 A.M. Best        Duff &            Investor's        Standard
                                 Company          Phelps Corp.      Service Inc.      & Poor's
                                 -------          ------------      ------------      --------
TIC                              A+ (2nd of 15)   AA (3rd of 18)    Aa3 (4th of 19)   AA- (4th of 18)
TLAC                             A+ (2nd of 15)   AA (3rd of 18)    Aa3 (4th of 19)   AA- (4th of 18)
Primerica Life                   A  (3rd of 15)   AA (3rd of 18)    Aa3 (4th of 19)   AA  (3rd of 18)

Travelers Property Casualty
   pool(1)                       A  (3rd of 15)   AA- (4th of 18)   Aa3 (4th of 19)   A+ (5th of 18)
Gulf pool(2)                     A+ (2nd of 15)    -                 -                AA (3rd of 18)
Travelers C&S of America         A+ (2nd of 15)   AA- (4th of 18)   Aa3 (4th of 19)   A+ (5th of 18)

----------
(1) The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty and Surety Company of Illinois, Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Missouri, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, The Travelers Indemnity Company of Illinois, Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Property Casualty Insurance Company of Illinois and Travelers Excess and Surplus Lines Company.
(2) The Gulf pool consists of Gulf Insurance Company, Gulf Insurance Company U.K. Limited, Gulf Underwriters Insurance Company, Select Insurance Company, Atlantic Insurance Company and Gulf Group Lloyds.

Reinsurance

      The Company reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 13 of Notes to Consolidated Financial Statements.

   Property and Casualty Insurance

      TAP utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses. TAP utilizes the following types of reinsurance: (i) facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated; (ii) treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and
(iii) catastrophe reinsurance, in which TAP is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

      The following presents TAP's top five reinsurers (excluding Lloyd's of London ("Lloyd's") which is discussed in more detail below) by reinsurance recoverable at December 31, 1997 (in millions):

                                               Reinsurance
          Reinsurer                            Recoverable   A.M. Best Rating of Reinsurer
          ---------                            -----------   -----------------------------
General Reinsurance Corporation                    $444      A++  highest of 15 ratings
American Re-Insurance Company                       428      A+   2nd highest of 15 ratings
Executive Risk Indemnity Inc.                       182      A    3rd highest of 15 ratings
Employers Reinsurance Corporation                    97      A++  highest of 15 ratings
New England Reinsurance Corporation                  77      NR-3 rating not applicable because
(Subsidiary of The Hartford Insurance Group)                      company is in run-off

      As of December 31, 1997, TAP had ceded insurance losses and loss adjustment expenses to Lloyd's of $352 million. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited ("Equitas"). Approximately $266 million of TAP's Lloyd's reinsurance recoverable at year end relates to Equitas liabilities and is currently unrated. The remaining recoverables of $86 million is from Lloyd's continuing market which was recently rated A (3rd highest of 15 ratings) by A.M. Best, whose ratings may be revised or withdrawn at any time.

      The impact of the Lloyd's restructuring on the collectibility of amounts recoverable by TAP from Lloyd's cannot be quantified at this time. The Company believes that it is not likely that the outcome could have a material adverse effect on the Company's operating results, financial condition or liquidity.

      TAP participates in pools with other insurers to provide capacity for unique and high-valued risks such as exposures related to the aviation and nuclear power industries. TAP's maximum net exposure to this type of business at December 31, 1997 was $15 million per risk.

      At December 31, 1997, TAP had $8.2 billion in reinsurance recoverables. Of this amount, $3.4 billion is for pools and associations that relate primarily to workers' compensation service business and have the strength of the participating insurance companies on a joint basis supporting these cessions. Also, $1.3 billion is attributable to structured settlements relating primarily to personal injury claims for which TAP has purchased an annuity and remains contingently liable in the event of a default by the company issuing the annuity. Of the remaining $3.5 billion ceded to reinsurers at December 31, 1997, $755 million was environmental, asbestos and cumulative injury-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31, 1997, $397 million of reinsurance recoverables were collateralized by letters of credit.

      Net Retention Policy. The descriptions below relate to reinsurance arrangements of TAP in effect at January 1, 1998. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to $4.5 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts and Select Accounts and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to TAP are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. In addition, Bond Specialty's accident year results are protected by an aggregate excess of loss treaty that provides 100% of approximately $53 million of reinsurance coverage in excess of a $122 million retention.

      Catastrophe Reinsurance. TAP utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 40% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 40% of losses between $250 million and $750 million.

      For commercial property insurance sold through Commercial Accounts and certain National Accounts, 10% of all losses are reinsured in 1998, subject to an occurrence limitation of $200 million. For Personal Lines homeowners insurance, in 1998, 25% of losses in states along the East Coast are reinsured up to a maximum recovery of $187 million per occurrence. The covered territory of this Homeowners Quota Share includes Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware, Maryland, Virginia, North Carolina, South Carolina, Georgia, Florida and Washington, D.C.

      For the accumulation of net casualty losses arising out of one occurrence, a casualty clash agreement covers 95% of losses between $10 million and $50 million.

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

      The Company's recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company's results of operations in the event of a significant catastrophe in Florida. However, the Company believes that it is not likely that the Company's recovery of less than contracted amounts from FHCF would have a material adverse effect on the Company's financial condition or liquidity.

   Life Insurance

      The Company's policy is to obtain reinsurance on individual life policies for amounts above certain retention limits, which limits vary with age and underwriting classification. During 1997, new universal life business was reinsured under an 80%/20% quota share reinsurance program and new term life business was reinsured under a 90%/10% quota share reinsurance program. Retention on life insurance risks after reinsurance remains up to a maximum of $1.5 million per insured for an ordinary life risk, depending on the subsidiary involved, the type of policy, the year of issue and the age of the insured. Other reinsurance arrangements are made from time to time to cede or assume existing blocks of business.

Competition and Other Factors Affecting Growth

   Property and Casualty Insurance

      The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, captive agents and/or salaried employees). There are approximately 1,140 property-casualty organizations in the United States, comprised of approximately 2,400 property-casualty companies. Of those organizations, the top 200 account for over 90% of the consolidated industry's total net written premiums. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, large deductibles, risk-purchasing groups, risk-retention groups and captive companies.

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

      The National Accounts market is highly competitive. Competition is based primarily on price and breadth of products and services. National Accounts business is generally written through national brokers and regional agents. The Company also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on quality of service and price. The Company has emerged as the largest assigned risk plan service insurer in the industry with approximately 25% of the market in 1997.

      The Commercial Accounts market is highly competitive. Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, reduced overhead and improved efficiency through automation and response time to customer needs are key to success in this market. The construction market has become a focused industry segment for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offering and claim and risk management service. The Company utilizes its specialized underwriters, engineers, auditors and claim handlers who have extensive experience and knowledge of the construction industry to work with agents and brokers to compete effectively in this market.

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

      The market in which Specialty Accounts competes includes small to mid-sized niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, low expense levels and broad product offering base. Bond Specialty's reputation for clear, timely decision-making, a nationwide network of local underwriting and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond Specialty's products to customers of National Accounts, Commercial Accounts, Select Accounts and through other Company units provides further competitive advantages for the Company.

      Personal Lines. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local independent agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with the individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, the direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines has broadened its distribution channels for Personal Lines products to include marketing through the PFS sales force, marketing to sponsoring organizations including employee and affinity groups and establishment of joint marketing arrangements with other insurers. The Company believes that its continued focus on expense management practices enables it to price its products competitively in all of its distribution channels.

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

      PFS Investments is registered as a broker-dealer with the SEC, and in all 50 states, the District of Columbia, Puerto Rico, the Northern Mariana Islands, the U.S. Virgin Islands and Guam. Tower Square Securities is registered as a broker-dealer with the SEC, and in all 50 states, Puerto Rico and the District of Columbia. Similarly, Copeland Equities, Inc., a subsidiary of Copeland, is registered as a broker-dealer with the SEC, in 49 states and the District of Columbia. Each is subject to extensive regulation by those agencies and the securities administrators of those jurisdictions, primarily for the benefits of its customers, including minimum capital and licensing requirements. PFS Investments faces competition not only from large financial services firms offering products and services that cross traditional business boundaries, but also from insurance companies, including other subsidiaries of the Company, offering life insurance products with investment features.

Regulation

   State Regulation

      The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

      The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The ability of TIC and subsidiaries of TAP to pay dividends to the Company in the future will depend on their statutory surplus, future earnings and regulatory restrictions. A maximum of $551 million of statutory surplus is available in 1998 for dividends from TIC to its parent without prior approval of the Connecticut Insurance Department.

Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department.

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

      The Company's property and casualty insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. Earned premiums related to such pools and assigned risks for the Company were $226 million, $379 million and $315 million in 1997, 1996 and 1995, respectively. The related underwriting losses for the Company were $16 million, $39 million and $152 million in 1997, 1996 and 1995, respectively.

      Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions governing relationships among insurance companies and agents, investment banks and commercial banks. The potential impact of such legislation on the Company's insurance businesses cannot be predicted at this time.

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

   Insurance Regulations Concerning Change of Control

      Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. The Company owns, directly or indirectly, certain property and casualty insurance companies domiciled in the States of California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Missouri, New Jersey and Texas and certain life insurance companies domiciled in Connecticut, Massachusetts and Georgia. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of Common Stock representing 10% or more of the voting power of the Company will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by such purchaser in each insurance subsidiary's state of domicile, the relevant Insurance Commissioner determines otherwise. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

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

      In each of the last three years certain of the Company's insurance subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1997.

      For 1997, Travelers Indemnity was outside the usual range for the liabilities to liquid assets ratio. Travelers Indemnity is the lead company for the Travelers Property Casualty pool and is also the parent of 19 insurance companies and several other non-insurance entities. As a result, this ratio is distorted because all of the liabilities are included in the calculation while Travelers Indemnity's significant investment in affiliates, which increased in 1997, is excluded from liquid assets. For 1996, both the two-year overall operating ratio and the two-year reserve development to surplus ratios were outside the usual range for Travelers Casualty and Standard Fire because of actions taken during 1996 and 1995 to strengthen reserves for environmental and asbestos-related claims. In addition, the change in writings ratio produced an unusual value for Standard Fire and the estimated current reserve deficiency to surplus ratio was outside the usual range for Travelers C&S of America, both as a result of a decision in 1995 to combine its two intercompany pooling arrangements (one for Personal Lines and one for Commercial Lines) into one pool. If these two ratios were recalculated to have all items reflect the new agreement, the ratios would not produce unusual values. Concurrent with the change in the intercompany pooling arrangements, capital was reallocated among Aetna P&C insurers, which resulted in an unusual value in the change in surplus ratio for Standard Fire.

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

      The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the relevant Insurance Commissioner to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, at December 31, 1997, the RBC ratios of the Company's insurance subsidiaries were in excess of levels that would require company or regulatory action.

      The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1997, all of the Company's life and property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

   Federal Regulation

      Although the federal government does not directly regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry and on insurance products, some of which are also securities under the federal securities laws. Legislation has been introduced in Congress during the past several sessions that, if enacted, would result in substantially greater federal regulation of the insurance business. Current and proposed federal measures that may affect the property and casualty industry may include: possible changes to CERCLA and the tax laws governing property and casualty insurance companies; proposals regarding natural disaster protection, tort reform (including limits to product liability lawsuits) and the use of credit history; and the enforcement of territorial underwriting in Personal Lines. In addition, proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks.

      The Budget Proposal, as described in "Investment Services -- Regulation," may also adversely impact the Company's insurance businesses.

      It is not possible to predict whether any of the proposed legislation discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

      Certain variable life insurance and individual and group variable annuities, as well as modified guaranteed annuities, and their related separate accounts are subject to regulation by the SEC.

Investments

      This section discusses the investment portfolios of the businesses described in the Company's insurance services segments.

      Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments.

      At December 31, 1997, the investment holdings of the companies included in the insurance services segments were composed primarily of fixed maturities. At December 31, 1997, approximately 96% in total dollar amount of the fixed maturities portfolios of such companies had investment grade ratings. The remaining investments are principally mortgage loans and real estate, discussed below, policy loans and other investments. For additional information regarding these investment portfolios, see Note 6 of Notes to Consolidated Financial Statements and the discussion of Asset Quality in the Property & Casualty Insurance Services Segment discussion in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Consistent with the nature of related contract obligations, the invested assets attributable to group insurance and individual life, accident and health and financial services are primarily long-term fixed income investments such as corporate debt securities, mortgage-backed and asset-backed securities and mortgage loans. A small portion of the invested assets related to these operations is in preferred and common stocks and real estate equity investments. The property-casualty fixed maturities portfolios (principally bonds) are shifted from time to time to respond to the changing economic outlook, insurance underwriting results and the resultant changes in the federal income tax position of the Company and its subsidiaries.

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

   Joint Venture

      In October 1997, TIC and Tishman Speyer Properties ("Tishman"), a worldwide real estate owner, developer and manager, formed a joint real estate venture with an initial equity commitment of $792 million. TIC and certain of its affiliates committed $420 million in real estate equity and $100 million in cash while Tishman committed $272 million in properties and cash. Both companies are serving as asset managers for the venture and Tishman is primarily responsible for the venture's real estate acquisition and development efforts.

   Mortgage Loans and Real Estate Held for Sale

      At December 31, 1997, 1996 and 1995, the mortgage loan portfolio of the businesses included in the Company's insurance services segments consisted of approximately $3.6 billion, $3.8 billion and $4.0 billion, respectively. At December 31, 1997, 1996 and 1995, the real estate held for sale portfolio consisted of approximately $237 million, $459 million and $321 million, respectively. The Company has continued a program of disposing of its underperforming real estate investments, expediting the payoff of certain mortgage loans and reinvesting the proceeds to obtain current market yields. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

      The Company's accelerated liquidation strategy for underperforming real estate and certain mortgage loans has mitigated the negative impact that these underperforming portfolios have had on the Company's investment income. As a result of this strategy and improved real estate markets, the underperforming loans have declined to less than 1% of the portfolio. At December 31, 1997, 1996 and 1995, approximately $19 million, $91 million and $252 million or 0.5%, 2% and 6%, respectively, of the combined mortgage loan portfolio of the Company was classified as underperforming. Underperforming mortgage loans include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market.

      For information regarding the principal balance of mortgage loans at December 31, 1997 by contractual maturity, see Note 6 of Notes to Consolidated Financial Statements. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment premiums. Unscheduled payments and sales of mortgage loans were $770 million in 1997 and $1.0 billion in each of 1996 and 1995. The average remaining life of these mortgages is six years.

      Real estate management evaluates the portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

      The following table summarizes by property type the mortgage loan portfolio and real estate held for sale included in the investment portfolios of the Company as of December 31, 1997, 1996 and 1995. For information summarizing the geographic distribution of the mortgage loan portfolio and real estate assets, see Note 6 of Notes to Consolidated Financial Statements.

Property Type:                     Mortgage Loans             Real Estate
--------------                     --------------             -----------
                              1997     1996     1995     1997     1996     1995
                              ----     ----     ----     ----     ----     ----
                                                (In millions)
Commercial:
   Office                    $1,751   $1,698   $1,551   $   45   $  190   $  177
   Apartment                    317      467      654       24       68        8
   Hotel                        208      244      594       81       63       47
   Retail                       341      518      449       48       60       42
   Industrial                   114      158      181        1       31        9
   Other                         54       41       45       27       34       26
                             ------   ------   ------   ------   ------   ------
Total commercial              2,785    3,126    3,474      226      446      309
Agricultural                    777      686      574       11       13       12
                             ------   ------   ------   ------   ------   ------
   Total                     $3,562   $3,812   $4,048   $  237   $  459   $  321
                             ======   ======   ======   ======   ======   ======

   Derivatives

      See the section entitled "End User Activity" in Note 20 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to the derivatives activity of the Company.

                         CORPORATE AND OTHER OPERATIONS

      In addition to its four business segments, the Company's Corporate and Other segment consists of unallocated expenses and earnings primarily related to interest, corporate administration, and certain corporate investments. In 1995 and through the date of sale in June 1996, this segment also includes the Company's interest in RCM Capital Management, a California Limited Partnership.

      In May 1997, SSBH sold all of the outstanding stock of Basis Petroleum, Inc. ("Basis") to Valero Energy Corporation. Basis owned and operated three oil refineries in the U.S. Gulf Coast region. Basis is presented as a discontinued operation in the Company's Consolidated Financial Statements. The loss on sale was recorded in the fourth quarter of 1996. See Note 2 of Notes to Consolidated Financial Statements.

      In January 1995, the Company sold its group life and related businesses to Metropolitan Life Insurance Company ("MetLife") for $350 million. In connection with the sale, the Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. In January 1995, The MetraHealth Companies, Inc. was formed as a joint venture of the group medical insurance businesses of the Company and MetLife and was subsequently sold in October 1995. These operations have been accounted for as a discontinued operation. In 1995 and 1996 the Company's discontinued operations reflect the medical insurance business not yet transferred, the gains from the sales of these businesses and, in 1995, its equity interest in the earnings of MetraHealth. See Note 3 of Notes to Consolidated Financial Statements.

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

      At December 31, 1997, the Company had approximately 65,600 full-time and 3,300 part-time employees.

Source of Funds

      For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company's subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," and Note 11 of Notes to Consolidated Financial Statements.

Taxation

      For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 1 and 14 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments

      For financial information regarding industry segments of the Company, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 of Notes to Consolidated Financial Statements.

Executive Officers of the Company

      The current executive officers of the Company are indicated below. Periods of offices held include offices with the Company's predecessor, CCC. Ages are given as of March 4, 1998.

                                                                         Officer
Name                      Age   Positions                                Since*
----                      ---   ---------                                ------

Sanford I. Weill          64    Chairman of the Board and Chief             1986
                                 Executive Officer of the Company
James Dimon               41    President and Chief Operating Officer of    1986
                                 the Company; Co-Chairman and Co-Chief
                                 Executive Officer of Salomon Smith Barney
Michael A. Carpenter      50    Vice Chairman of the Company;               1995
                                 Chairman, President and Chief Executive
                                 Officer of TIC and TLAC
Thomas W. Jones           48    Vice Chairman of the Company;               1997
                                 Chief Executive Officer of the
                                 Company's Asset Management division
Jeffrey B. Lane           55    Vice Chairman of the Company                1992
Robert I. Lipp            59    Vice Chairman of the Company; Chairman      1986
                                 of the Board, President and Chief
                                 Executive Officer of TAP
Jon C. Madonna            54    Vice Chairman of the Company;               1997
                                 Vice Chairman of TAP
Deryck C. Maughan         50    Vice Chairman of the Company;               1997
                                 Co-Chairman and Co-Chief Executive
                                 Officer of Salomon Smith Barney
Joseph J. Plumeri II      54    Vice Chairman of the Company; Chief         1993
                                 Executive Officer of PFS

                                                                         Officer
Name                      Age   Positions                                Since*
----                      ---   ---------                                ------

Robert B. Willumstad      52    Vice Chairman of the Company; Chairman      1993
                                 and Chief Executive Officer of CCC
Irwin Ettinger            59    Executive Vice President and Chief          1987
                                 Accounting Officer of the Company
Charles O. Prince, III    48    Executive Vice President, General Counsel   1986
                                 and Secretary of the Company
Steven D. Black           45    Vice Chairman of Salomon Smith Barney       1996
Charles J. Clarke         62    Vice Chairman of TAP; Chairman--            1995
                                 Commercial Lines of TAP
Donald R. Cooper          57    Chief Actuary of the Company                1995
Peter M. Dawkins          59    Chairman, President and Chief Executive     1992
                                 Officer of Travelers Group Diversified
                                 Distribution Services, Inc.
Jay S. Fishman            45    Senior Vice President of the Company;       1991
                                 Vice Chairman of TAP and President and
                                 Chief Executive Officer--Commercial Lines
                                 of TAP
Marjorie Magner           48    President and Chief Operating Officer       1996
                                 of CCC
Heidi G. Miller           44    Senior Vice President and Chief Financial   1992
                                 Officer of the Company
Marc P. Weill             41    Senior Vice President and Chief             1991
                                 Investment Officer of the Company

----------
* Indicates the earlier of the date that such officer became an officer of the Company or the Company's predecessor and the date that such officer became a member of the Company's Planning Group.

      Sanford I. Weill has been a director of the Company since 1986. He has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor, CCC, since 1986; he was also its President from 1986 until 1991. He was President of American Express Company from 1983 to 1985; Chairman of the Board and Chief Executive Officer of American Express Insurance Services, Inc. from 1984 to 1985; Chairman of the Board and Chief Executive Officer, or a principal executive officer, of Shearson Lehman Brothers Inc. from 1965 to 1984; Chairman of the Board of Shearson Lehman Brothers Holdings Inc. from 1984 to 1985; and a founding partner of Shearson's predecessor partnership from 1960 to 1965. Mr. Weill has been a director of TAP since 1996. Mr. Weill's son, Marc P. Weill, is a Senior Vice President and an executive officer of the Company. Mr. Weill is a member of the Business Roundtable and the Business Council. Mr. Weill is Chairman of the Board of Trustees of Carnegie Hall, and a director of the Baltimore Symphony Orchestra. Mr. Weill is a member of the Board of Governors of New York Hospital, Chairman of the Board of Overseers of Cornell University Medical College and a member of the Joint Board of

New York Hospital - Cornell University Medical College. He is on the Board of Overseers of Memorial Sloan-Kettering Cancer Center and is a director of The New York and Presbyterian Hospitals Care Network, Inc. He is a member of Cornell University's Johnson Graduate School of Management Advisory Board and a Board of Trustees Fellow Emeritus of Cornell University. Mr. Weill is Chairman of the National Academy Foundation, whose member programs include the Academy of Finance, the Academy of Travel and Tourism and the Academy of Public Service. Mr. Weill is a member of the United States Treasury Department's Working Group on Child Care.

      Mr. Dimon has been a director of the Company since September 1991. He is President and Chief Operating Officer of the Company. Since the Company's acquisition of Salomon in November 1997, he has also served as Co-Chairman of the Board and Co-Chief Executive Officer of Salomon Smith Barney. From January 1996 until November 1997, Mr. Dimon was Chairman of the Board and Chief Executive Officer of Smith Barney. Mr. Dimon has been a director of TAP since 1996. Mr. Dimon joined the Company in 1986 and since such time has served the Company and certain of its subsidiaries in various positions of increasing responsibility. From 1982 to 1985, Mr. Dimon was a Vice President of American Express Company and Assistant to the President, Sanford I. Weill. Mr. Dimon is a trustee of New York University Medical Center and a director of the Center on Addiction and Substance Abuse, the National Association of Securities Dealers, Inc. and Tricon Global Restaurants, Inc. and a member of the Nominating Committee of the New York Stock Exchange, Inc.

      Mr. Carpenter serves as Chairman, Chief Executive Officer and President of TIC and TLAC and has been a Vice Chairman of the Company since February 1998. From July 1995 until February 1998 he served as an Executive Vice President of the Company. From January 1989 to June 1994, Mr. Carpenter was Chairman of the Board, President and Chief Executive Officer of Kidder, Peabody Group, Inc., an investment banking and brokerage company that was a wholly owned subsidiary of General Electric Company. Mr. Carpenter is a director of General Signal Corporation, ProSource Inc. and the New York City Investment Fund.

      Mr. Jones has been a director of the Company since April 1997 and is a Vice Chairman of the Company. He is also the Chief Executive Officer of the Company's Asset Management division. He was, from January 1995 until August 1997, Vice Chairman and a director of the Teachers Insurance and Annuity Association - College Retirement Equities Fund ("TIAA-CREF"). From January 1993 to August 1997, he was President and Chief Operating Officer of TIAA-CREF. From 1989 to 1993, Mr. Jones was Executive Vice President and Chief Financial Officer of TIAA-CREF. Mr. Jones is a director of Freddie Mac (Federal Home Loan Mortgage Corp.) and Thomas & Betts Corporation and a director and Deputy Chairman of the Federal Reserve Bank of New York. He is a trustee of Cornell University, Brookings Institution and Educational Broadcasting Corporation (Thirteen/WNET).

      Mr. Lane has been a Vice Chairman of the Company since January 1996. He has served as a director of Smith Barney from January 1991 through March 1996 and as a director of SB Holdings from November 1993. Mr. Lane served as Vice Chairman of Smith Barney from January 1991 through January 1996 and as Vice Chairman of SB Holdings from November 1993 through January

1996. He joined the Company in 1990. Prior to joining the Company in 1990, Mr. Lane was President and Chief Operating Officer of Shearson Lehman Brothers Inc.

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

      Mr. Maughan has been a director and a Vice Chairman of the Company since December 1997. He is also Co-Chairman of the Board and Co-Chief Executive Officer of Salomon Smith Barney. He was, until the consummation of the Merger in November 1997, Chairman and Chief Executive Officer of SBI and an Executive Vice President of Salomon. He had served in such capacities since 1992 and 1993, respectively. Mr. Maughan is Vice Chairman of the New York Stock Exchange, Inc. He is a member of the Trilateral Commission, a trustee of Carnegie Hall, a director of the New York City Investment Fund and a member of the Stanford University Graduate School of Business Advisory Council.

      Mr. Plumeri has been Chairman and Chief Executive Officer of PFS since April 1996 and has been a Vice Chairman of the Company since July 1994. He joined the Company in August 1993, serving as President of Smith Barney from that time through July 1994. Mr. Plumeri had worked for Shearson Lehman Brothers Inc. or its predecessors for over 25 years, in various positions of increasing responsibility, until Smith Barney acquired certain businesses from Shearson Lehman Brothers Holdings Inc. ("SLB"). At that time, Mr. Plumeri was a Managing Partner of SLB, and from 1990 until September 1992 he served as President of SLB's Private Client Group.

      Mr. Willumstad has been Chairman and Chief Executive Officer of CCC since June 1993 and has been with that company since 1987. In February 1998, he also became a Vice Chairman of the Company. From 1989 until June 1993, he served as President of the Consumer Finance Services unit of the Company. Mr. Willumstad is a member of the U.S. Region Board of Directors of MasterCard International.

      Mr. Ettinger has been an Executive Vice President of the Company since January 1996. Prior to joining CCC as Senior Vice President in October 1987, he was Partner in charge of the Tax Department of Arthur Young and Company's New York office.

      Mr. Prince has been General Counsel of the Company or its predecessor since 1983, and served as a Senior Vice President from 1986 until January 1996, when he became an Executive Vice President.

      Mr. Black has been Vice Chairman and a director of Salomon Smith Barney since November 1997 and Vice Chairman of Smith Barney since July 1993. He was Vice Chairman of SB Holdings from November 1993 until November 1997 and was Chief Operating Officer of SB Holdings from January 1996 until November 1997. Mr. Black has served as the head of Smith Barney's Capital Markets Division from 1991 to January 1996, and has served in several positions at Smith Barney since 1974.

      Mr. Clarke has been a Vice Chairman of TAP since January 1998. He has been Chairman of Commercial Lines since 1990, and served as Chief Executive Officer of TAP's Commercial Lines from January 1996 through January 1998. Prior thereto, Mr. Clarke was Senior Vice President of the National Accounts and the Reinsurance business units of Travelers P&C. Mr. Clarke has served in various positions at Travelers P&C since 1958.

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

      Mr. Fishman was named Chief Executive Officer of TAP's Commercial Lines in January 1998, and has been President of TAP's Commercial Lines since October 1996. From October 1996 through January 1998, he also served as Chief Operating Officer of TAP's Commercial Lines. Mr. Fishman has been a Vice Chairman of TAP since January 1996, and from January 1996 through January 1998 he was TAP's Chief Administrative Officer. Mr. Fishman has also served as Vice Chairman of The Travelers Insurance Group Inc. since September 1995, and has been Chief Financial Officer and Chief Administrative Officer of that company since December 1993 and June 1996, respectively. Mr. Fishman has also served as Senior Vice President of the Company since October 1991, and served as Treasurer of the Company from 1991 to December 1993. From 1989 to 1991, he held various other positions with the Company and its subsidiaries.

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

      Marc P. Weill has been a Senior Vice President and Chief Investment Officer of the Company since January 1992. He also serves as a director and Chairman of the Board of Travelers Asset Management International Corporation, a registered investment advisor. Mr. Weill has held various other positions with the Company and its subsidiaries since January 1991. He is the son of Sanford I. Weill.

Item 2. PROPERTIES.

      The Company's executive offices are located in New York City. Offices and other properties used by the Company's subsidiaries are located throughout the United States. Several subsidiaries have offices located in foreign countries. Most office locations and other properties are leased on terms and for durations which are reflective of commercial standards in the communities where such offices and other properties are located.

      As of December 31, 1997, leasehold interests of the Company's property-casualty insurance subsidiaries included a total of approximately 5,890,000 square feet of office space at about 248 locations throughout the United States. In addition, TIC owns buildings containing approximately 1,500,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office for TIC and TAP, and TAP leases approximately 1,030,000 square feet of such office space under a ten-year lease that expires on April 1, 2006. TAP also rents from Aetna approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004. The Company's life insurance units also lease approximately 656,000 square feet of office space at about 16 locations throughout the United States, under various leases. TIC and/or TIGI lease two other buildings in Hartford, Connecticut with an aggregate of approximately 707,500 square feet, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

      Salomon Smith Barney owns two office buildings in New York City, which total approximately 627,000 square feet. Salomon Smith Barney also owns an office building in Rutherford, New Jersey, totaling approximately 249,000 square feet and an office building in Tampa, Florida, totaling approximately 135,000 square feet. In addition, Salomon Smith Barney owns an office building in London, England, that contains approximately 212,760 net square feet. The building is subject to a mortgage that becomes due in 2007, but which may be prepaid without premium at any time with notice. Most of Salomon Smith Barney's other offices are located in leased premises, the leases for which expire at various times.

      Salomon Smith Barney leases two buildings located at 388 and 390 Greenwich Street in New York City and totaling approximately 2,300,000 square feet, through 1999. Salomon Smith Barney expects to extend the lease term to 2003. Salomon Smith Barney has a purchase option with respect to these properties. Salomon Smith Barney also leases approximately 1,018,000 square feet of office space at Seven World Trade Center in New York City, through 2010.

      A few other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company owns 26 acres of land in North Castle, New York, on which it has constructed an executive conference and planning center.

      The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 19 of Notes to Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS.

      This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject. Certain additional matters may be described in the periodic reports filed under the Exchange Act by certain subsidiaries of the Company. As a result of the Company's acquisition of Salomon in November 1997, certain matters previously reported by Salomon are described herein and certain other pending matters previously reported by the Company are no longer required to be disclosed herein.

      Pursuant to Rule 12b-23 under the Exchange Act, certain matters described under the caption "Legal Proceedings" in the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346) (the "SSBH Form 10-K") and in the Annual Report on Form 10-K of TAP for the year ended December 31, 1997 (File No. 1-14328) (the "TAP Form 10-K") are incorporated by reference herein. Specifically, the descriptions that appear in the fifth through sixth and the eighth through sixteenth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the SSBH Form 10-K and the descriptions that appear in the second through sixth paragraphs under the caption "Legal Proceedings" beginning on page 53 of the TAP Form 10-K are incorporated by reference herein. Copies of the foregoing descriptions are included as exhibits to this Form 10-K.

      Subsidiaries of the Company have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. These also include numerous matters in which the Company's insurance subsidiaries are named, arising in the normal course of their business. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is listed on the NYSE and the Pacific Exchange under the symbol "TRV." The high and low sale prices, as reported on the consolidated transaction reporting system, for the common stock of the Company for the periods indicated, and the dividends per share, are set forth below.

      In October 1997, the Company's Board of Directors declared a three-for-two split in the Company's common stock, paid in the form of a 50% stock dividend in November 1997. All amounts have been adjusted to give retroactive effect to the stock split effected in 1997.

                                  1996                                    1997                    1998
                -------------------------------------   -------------------------------------     ----
                  1st Q     2nd Q     3rd Q     4th Q     1st Q     2nd Q     3rd Q     4th Q     1st Q*
                  -----     -----     -----     -----     -----     -----     -----     -----     ------
Common Stock
Price

High            $23.500   $22.875   $24.937   $31.667   $38.922   $44.078   $49.078   $57.375   $56.375
Low             $19.000   $18.833   $19.375   $24.563   $29.172   $30.828   $42.000   $43.125   $45.125

Dividends per
Share of
Common Stock    $  .075   $  .075   $  .075   $  .075   $   .10   $   .10   $   .10   $   .10   $  .125

----------
* Through March 4, 1998.

      At March 4, 1998, the Company had approximately 55,600 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

      For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. SELECTED FINANCIAL DATA.

      See "Five-Year Summary of Selected Financial Data" on page 32 of the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 33 of the 1997 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 33 of the 1997 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 91 of the 1997 Annual Report, which material is included as part of
Exhibit 13 to this Form 10-K, and the Independent Auditors' Report filed as
Exhibit 99.02 herewith.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 22, 1998, filed with the SEC (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)   Documents filed as a part of the report:

                  (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                  (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                  (3)   Exhibits:

                        See Exhibit Index.

            (b)   Reports on Form 8-K:

                  On October 7, 1997, the Company filed a Current Report on Form 8-K, dated October 3, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5.864% Cumulative Preferred Stock, Series M, $1.00 par value per share.

                  On October 20, 1997, the Company filed a Current Report on Form 8-K, dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three and nine months ended September 30, 1997, and certain other selected financial data.

                  On October 28, 1997, the Company filed a Current Report on Form 8-K/A (which amended the Form 8-K filed on September 25,
                  1997), filing under Item 7 thereof certain pro forma financial information.

                  On November 28, 1997, the Company filed a Current Report on Form 8-K, dated November 28, 1997, reporting under Item 2 thereof the consummation of the transaction with Salomon Inc, reporting under Item 5 thereof certain material pending legal proceedings and filing under Item 7 thereof certain financial statements and exhibits.

                  No other reports on Form 8-K were filed during the fourth quarter of 1997; however, on January 8, 1998, the Company filed a Current Report on Form 8-K, dated January 6, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due January 15, 2028; on January 28, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1997, and certain other selected financial data; and on February 19, 1998, the Company filed a Current Report on Form 8-K, dated February 17, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 7/8% Notes due February 15, 2098.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description of Exhibit
------            ----------------------

3.01              Restated Certificate of Incorporation of Travelers Group Inc.
                  (the "Company"), Certificate of Amendment to the Restated Certificate of Incorporation, filed April 26, 1995, Certificate of Amendment to the Restated Certificate of Incorporation, filed, April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, Certificate of Designation of 6.213% Cumulative Preferred Stock, Series G, Certificate of Designation of 6.231% Cumulative Preferred Stock, Series H, Certificate of Designation of Series I Cumulative Convertible Preferred Stock, Certificate of Designation of 8.08% Cumulative Preferred Stock, Series J, Certificate of Designation of 8.40% Cumulative Preferred Stock, Series K, Certificate of Designation of 9.50% Cumulative Preferred Stock, Series L, Certificate of Designation of 5.864% Cumulative Preferred Stock, Series M, and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, incorporated by reference to Exhibit 99.01 to the Form 8-A/A of Salomon Smith Barney Holdings Inc. and SI Financing Trust I (File No. 1-04346).

3.02 By-Laws of the Company, as amended through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924).

10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company (as successor to Commercial Credit Company ("CCC")) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

10.02.1* Travelers Group Stock Option Plan (as amended and restated as of April 24, 1996), incorporated by reference to Exhibit
                  10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-9924) (the "Company's 1996 10-K").

10.02.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-9924) (the "Company's September 30, 1996 10-Q").

10.02.3* Amendment No. 15 to the Travelers Group Stock Option Plan (effective July 23, 1997), incorporated by reference to
                  Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the "Company's September 30, 1997 10-Q").

Exhibit
Number            Description of Exhibit
------            ----------------------

10.03* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company's September 30, 1997 10-Q.

10.04* Travelers Group Retirement Benefit Equalization Plan (as amended and restated as of January 1, 1994), incorporated by reference to Exhibit 10.03 to the Company's 1996 10-K.

10.05*            Letter Agreement, dated December 14, 1988, between Joseph A.
                  Califano, Jr. and the Company, incorporated by reference to
                  Exhibit 10.21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-9924).

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

10.08* The Travelers Inc. Executive Performance Compensation Plan (effective April 27, 1994), incorporated by reference to
                  Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9924).

10.09* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company's September 30, 1997 10-Q.

10.10* Agreement, dated December 21, 1993, between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

10.11* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

Exhibit
Number            Description of Exhibit
------            ----------------------

10.12* The Travelers Corporation 1984 Management Incentive Plan (as amended effective January 1, 1991), incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1990 (File No. 1-5799).

10.13* The Travelers Corporation Supplemental Benefit Plan (effective December 20, 1992), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799).

10.14*+ The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

10.15* The Travelers Corporation Directors' Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.16* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Property Casualty Corp. for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

10.17* Letter Agreement, dated as of August 14, 1997, between the Company and Thomas W. Jones, incorporated by reference to
                  Exhibit 10.01 to the Company's September 30, 1997 10-Q.

10.18 Agreement and Plan of Merger, dated as of September 24, 1997, among the Company, Diamonds Acquisition Corp. and Salomon Inc, incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K/A-1, dated September 24, 1997 (File No. 1-9924).

10.19*+ Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 19, 1997).

12.01+            Computation of Ratio of Earnings to Fixed Charges.

13.01+ Pages 32 through 92 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

21.01+            Subsidiaries of the Company.

23.01+            Consent of KPMG Peat Marwick LLP, Independent Certified Public
                  Accountants.

Exhibit
Number            Description of Exhibit
------            ----------------------

23.02+            Consent of Arthur Andersen LLP, Independent Certified Public
                  Accountants.

24.01+            Powers of Attorney.

27.01+            Financial Data Schedule.

27.02+            Restated Financial Data Schedule - 1996.

27.03+            Restated Financial Data Schedule - 1995.

99.01+            Glossary of Insurance Terms.

99.02+            Independent Auditors' Report.

99.03+ The fifth through sixth and the eighth through sixteenth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.04+ The second through sixth paragraphs under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on From 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1997 (File No. 1-14328).

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

      The financial statements required by Form 11-K for 1997 for the Company's employee savings plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

      Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1997 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
+   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                      TRAVELERS GROUP INC.
                                      (Registrant)

                                      By: /s/ Sanford I. Weill
                                          --------------------------------------
                                          Sanford I. Weill, Chairman of
                                          the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1998.

      Signature              Title
      ---------              -----


/s/ Sanford I. Weill
------------------------     Chairman of the Board, Chief Executive Officer
  Sanford I. Weill              (Principal Executive Officer) and Director


 /s/ Heidi G. Miller
------------------------     Senior Vice President and Chief Financial
   Heidi G. Miller              Officer (Principal Financial Officer)


  /s/ Irwin Ettinger
------------------------     Executive Vice President and Chief Accounting
   Irwin Ettinger               Officer (Principal Accounting Officer)


          *
------------------------
    Judith Arron             Director


------------------------
C. Michael Armstrong         Director

      Signature              Title
      ---------              -----


            *
------------------------
   Kenneth J. Bialkin        Director


            *
------------------------
     Edward H. Budd          Director


            *
------------------------
 Joseph A. Califano, Jr.     Director


            *
------------------------
   Douglas D. Danforth       Director


     /s/ James Dimon
------------------------
       James Dimon           Director


            *
------------------------
   Leslie B. Disharoon       Director


            *
------------------------
     Gerald R. Ford          Director


            *
------------------------
     Thomas W. Jones         Director


            *
------------------------
    Ann Dibble Jordan        Director

      Signature              Title
      ---------              -----


            *
------------------------
     Robert I. Lipp          Director


            *
------------------------
    Michael T. Masin         Director


            *
------------------------
    Deryck C. Maughan        Director


------------------------
     Dudley C. Mecum         Director


            *
------------------------
   Andrall E. Pearson        Director


            *
------------------------
     Frank J. Tasco          Director


            *
------------------------
    Linda J. Wachner         Director


            *
------------------------
  Joseph R. Wright, Jr.      Director

      Signature              Title
      ---------              -----


            *
------------------------
      Arthur Zankel          Director


     /s/ James Dimon
*By:
     ------------------------
     James Dimon
     Attorney-in-fact

                              Travelers Group Inc.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

                        ---------------------------------

                                                                Incorporated
                                                              By Reference from
                                                             the Company's 1997
                                                              Annual Report to
                                                   Page        Stockholders at
                                                  Herein       Page Indicated
                                                  ------       --------------

Independent Auditors' Report                       F-2                  92

      Consolidated Statement of Income
      for the year ended December 31,
      1997, 1996 and 1995                                               58

      Consolidated Statement of
      Financial Position at December 31,
      1997 and 1996                                                     59

      Consolidated Statement of Changes
      in Stockholders' Equity for the
      year ended December 31, 1997, 1996
      and 1995                                                          60

      Consolidated Statement of Cash
      Flows for the year ended December
      31, 1997, 1996 and 1995                                           61

      Notes to Consolidated Financial
      Statements                                                      62-91

Schedules:

      Schedule I - Condensed Financial
      Information of Registrant (Parent
      Company only)                                                 F-3 - F-6

      Schedule III - Supplementary
      Insurance Information                                             F-7

      Schedule IV - Reinsurance                                         F-8

* Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                     [Letterhead of KPMG Peat Marwick LLP]

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Travelers Group Inc.:

Under date of January 26, 1998, we reported on the consolidated statement of financial position of Travelers Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. We did not audit the separate consolidated statement of financial condition of Salomon Inc and subsidiaries or the parent company only condensed statement of financial condition of Salomon Inc as of December 31, 1996, or the related consolidated statements of income, changes in stockholders' equity and cash flows or the parent company only condensed statements of income and cash flows for each of the years ended December 31, 1996 and 1995, which parent company only condensed financial statements reflect total assets of $19,964 million and total liabilities of $14,687 million as of December 31, 1996, and net income of $617 million and $457 million for the years ended December 31, 1996 and 1995, respectively. Those consolidated financial statements and parent company only condensed financial statements, which are included in the restated and combined December 31, 1996 and 1995 consolidated financial statements and financial statement schedules (parent company only) of Travelers Group Inc. that resulted from the November 28, 1997 pooling of interests transaction described in Note 1 to the consolidated financial statements, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Salomon Inc and subsidiaries and Salomon Inc (parent company only) for such periods, is based solely on the report of such other auditors.

In our opinion, based on our audits and the report of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


New York, New York
January 26, 1998

                                                                      SCHEDULE I
                              Travelers Group Inc.
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                          Condensed Statement of Income

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                -------     -------     -------

Revenues                                        $     1     $     1     $    (5)
                                                -------     -------     -------

Expenses:
  Interest                                          171         162         129
  Other                                             143         126         104
                                                -------     -------     -------
    Total                                           314         288         233
                                                -------     -------     -------

Pre-tax loss                                       (313)       (287)       (238)
Income tax benefit                                  112         103          85
                                                -------     -------     -------
Loss before equity in net income
  of subsidiaries                                  (201)       (184)       (153)
Equity in net income of subsidiaries
  from continuing operations                      3,305       3,466       2,294
Equity in net income of subsidiaries
  from discontinued operations                       --        (334)        150
                                                -------     -------     -------
Net income                                      $ 3,104     $ 2,948     $ 2,291
                                                =======     =======     =======

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

                                                                      SCHEDULE I
                              Travelers Group Inc.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                    Condensed Statement of Financial Position

                                                                            December 31,
                                                                       ---------------------
                                                                         1997        1996
                                                                       --------    --------
Assets

Investment in subsidiaries at equity                                   $ 24,073    $ 21,018
Advances to and receivables from subsidiaries                                80          88
Cost of acquired businesses in excess of net assets                         422         436
Other-principally investments                                               430         650
                                                                       --------    --------
                                                                       $ 25,005    $ 22,192
                                                                       ========    ========
Liabilities

Junior Subordinated Debentures, held by subsidiary Trusts              $  1,026    $  1,026
Long-term debt                                                            1,695       1,903
Advances from and payables to subsidiaries                                   29          --
Other liabilities                                                           721         546
                                                                       --------    --------
                                                                          3,471       3,475
                                                                       --------    --------

Redeemable preferred stock, held by subsidiary                              226         226
                                                                       --------    --------

Redeemable preferred stock - Series I                                       280         420
                                                                       --------    --------

ESOP Preferred stock - Series C                                             153         164
Guaranteed ESOP obligation                                                  (18)        (35)
                                                                       --------    --------
                                                                            135         129
                                                                       --------    --------
Stockholders' equity

Preferred stock ($1.00 par value; authorized shares: 30 million), at
  aggregate liquidation value                                             1,450       1,125
Common stock ($.01 par value; authorized shares:
  1.5 billion; issued shares: 1997 - 1,234,204,094 and
  1996 -1,384,665,499)                                                       12          14
Additional paid-in capital                                                5,368       7,806
Retained earnings                                                        15,451      12,934
Treasury stock, at cost (1997 - 89,136,729 shares;
  1996 - 243,643,475 shares)                                             (2,183)     (4,123)
Unrealized gain (loss) on investment securities                           1,157         469
Other, principally unearned compensation                                   (362)       (283)
                                                                       --------    --------
                                                                         20,893      17,942
                                                                       --------    --------
                                                                       $ 25,005    $ 22,192
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

                                                                      SCHEDULE I
                              Travelers Group Inc.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                            (In millions of dollars)

                        Condensed Statement of Cash Flows

                                                          Year Ended December 31,
                                                      ------------------------------
                                                        1997       1996       1995
                                                      -------    -------    -------
Cash flows from operating activities

Net income                                            $ 3,104    $ 2,948    $ 2,291
Adjustments to reconcile net income to
    cash provided by operating activities:
Equity in net income of subsidiaries                   (3,305)    (3,132)    (2,444)
Dividends received from subsidiaries, net               1,324      1,808        508
Advances (to) from subsidiaries, net                       37        (83)       132
Other, net                                              1,078        316        217
                                                      -------    -------    -------
Net cash provided by (used in) operating activities     2,238      1,857        704
                                                      -------    -------    -------

Cash flows from investing activities

Capital contribution to subsidiary                       (521)    (1,140)        --
Other investments, primarily short-term, net              240       (408)      (198)
                                                      -------    -------    -------
Net cash provided by (used in) investing activities      (281)    (1,548)      (198)
                                                      -------    -------    -------

Cash flows from financing activities

Dividends paid                                           (587)      (518)      (478)
Issuance of preferred stock                             1,000        250         --
Redemption of preferred stock                            (675)      (112)        --
Redemption of Series I redeemable preferred stock          --         --       (140)
Redemption of redeemable preferred stock (held by
    subsidiary)                                            --         --        (35)
Stock tendered for payment of withholding taxes          (384)      (201)       (94)
Treasury stock acquired                                (1,188)      (642)      (420)
Issuance of long-term debt                                 --         --        700
Issuance of junior subordinated debentures                 --      1,026         --
Payments and redemptions of long-term debt               (185)      (100)        --
Net change in short-term borrowings                        --         --       (101)
Other, net                                                 62        (12)        62
                                                      -------    -------    -------
Net cash provided by (used in) financing activities    (1,957)      (309)      (506)
                                                      -------    -------    -------
Change in cash                                        $    --    $    --    $    --
                                                      -------    -------    -------

Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $   180    $   157    $   112
                                                      =======    =======    =======
Cash received during the period for taxes             $   569    $   263    $   155
                                                      =======    =======    =======

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

                                                                    SCHEDULE III

                      TRAVELERS GROUP INC. AND SUBSIDIARIES
                       Supplementary Insurance Information
                            (In millions of dollars)

                                     Value of
                                   insurance in
                                     force and    Future policy
                                     deferred       benefits,                   Other policy
                                      policy      losses, claims                 claims and                    Net
Segment                             acquisition      and loss      Unearned       benefits      Premium     investment
    1997                               costs         expenses      premiums       payable       Revenue       income
--------                           --------------------------------------------------------------------------------------
Life Insurance Services               $2,306         $  9,728     $       8       $   378        $1,579         $2,038
P&C Insurance Services                   501           29,344         3,867            --         7,225          2,051
Consumer Finance Services*                 5               11           392            54           177             45
Corporate and Other                       --               --            --            --            14             31
                                   --------------------------------------------------------------------------------------
  Total                               $2,812          $39,083        $4,267       $   432        $8,995         $4,165
                                   ======================================================================================

    1996

Life Insurance Services               $2,127         $  9,263     $       9       $   536        $1,404         $1,888
P&C Insurance Services                   426           30,175         3,554            --         6,050          1,658
Consumer Finance Services*                10               12           346            49           155             41
Corporate and Other                       --               --            --            --            24             37
                                   --------------------------------------------------------------------------------------
  Total                               $2,563          $39,450        $3,909       $   585        $7,633         $3,624
                                   ======================================================================================

    1995

Life Insurance Services               $1,953          $ 8,035     $       9       $   496        $1,537         $1,836
P&C Insurance Services                   202           14,758         1,827             -         3,300            744
Consumer Finance Services*                17               16           330            51           139             38
Corporate and Other                        -            1,323             -            75             1              7
                                   -------------------------------------------------------------------------------------
  Total                               $2,172          $24,132        $2,166       $   622        $4,977         $2,625
                                   =====================================================================================

                                                    Amortization
                                    Benefits,       of deferred
                                     claims,           policy
                                     losses      acquisition costs
                                       and           and value          Other
Segment                            settlement       of insurance      operating    Premiums
    1997                            expenses          in force        expenses      written
--------                           -----------------------------------------------------------
Life Insurance Services                $2,173          $   292         $   385       $1,596
P&C Insurance Services                  5,484            1,127           1,385        7,832
Consumer Finance Services*                 62                5              21          235
Corporate and Other                        (5)               -              21            -
                                   -----------------------------------------------------------
  Total                                $7,714           $1,424          $1,812       $9,663
                                   ===========================================================

    1996

Life Insurance Services                $2,002          $   280         $   345       $1,416
P&C Insurance Services                  5,283              905           1,406        6,360
Consumer Finance Services*                 50                7              21          182
Corporate and Other                        31                -              49            4
                                   -----------------------------------------------------------
  Total                                $7,366           $1,192          $1,821       $7,962
                                   ===========================================================

    1995

Life Insurance Services                $2,173             $283         $   406       $1,367
P&C Insurance Services                  2,806              512             632        3,607
Consumer Finance Services*                 51                8               2          161
Corporate and Other                       (13)               -              69          132
                                   -----------------------------------------------------------
  Total                                $5,017             $803          $1,109       $5,267
                                   ===========================================================

* Includes credit life insurance operations.

                                                                     SCHEDULE IV

                      Travelers Group Inc. and Subsidiaries
                                   Reinsurance
                            (In millions of dollars)

                   Column A                      Column B         Column C         Column D        Column E        Column F
                   --------
                                                                                                                     % of
                                                                  Ceded to         Assumed                          Amount
                                                    Gross          Other          From other         Net            Assumed
Year ended December 31, 1997                        Amount       Companies        Companies         Amount          To Net
----------------------------                        ------       ---------        ---------         ------          ------

Life insurance in force                           $ 424,815     $(175,910)        $     145       $ 249,050            0.06%
                                                  =========     =========         =========       =========       =========

Premiums

  Life insurance                                  $   1,667     $    (279)        $       2       $   1,390            0.1%
  Accident and health insurance                         371           (62)                2             311            0.6%
  Property and casualty insurance                     8,268        (1,751)              777           7,294           10.7 %
                                                  ---------     ---------         ---------       ---------
                                                  $  10,306     $  (2,092)        $     781       $   8,995
                                                  =========     =========         =========       =========

Year ended December 31, 1996
----------------------------

Life insurance in force                           $ 413,351     $(154,021)        $     150       $ 259,480            0.06%
                                                  =========     =========         =========       =========       =========

Premiums
  Life insurance                                  $   1,523     $    (296)        $       6       $   1,233            0.5%
  Accident and health insurance                         400           (98)                2             304            0.7%
  Property and casualty insurance                     7,239        (1,806)              663           6,096           10.9%
                                                  ---------     ---------         ---------       ---------
                                                  $   9,162     $  (2,200)        $     671       $   7,633
                                                  =========     =========         =========       =========

Year ended December 31, 1995
----------------------------

Life insurance in force                           $ 400,622     $(134,828)        $     139       $ 265,933            0.05%
                                                  =========     =========         =========       =========       =========

Premiums
  Life insurance                                  $   1,496     $    (272)        $       1       $   1,225            0.1%
  Accident and health insurance                         497           (87)                2             412            0.5%
  Property and casualty insurance                     4,302        (1,412)              450           3,340           13.5%
                                                  ---------     ---------         ---------       ---------
                                                  $   6,295     $  (1,771)        $     453       $   4,977
                                                  =========     =========         =========       =========

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description of Exhibit
------            ----------------------

3.01              Restated Certificate of Incorporation of Travelers Group Inc.
                  (the "Company"), Certificate of Amendment to the Restated Certificate of Incorporation, filed April 26, 1995, Certificate of Amendment to the Restated Certificate of Incorporation, filed, April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, Certificate of Designation of 6.213% Cumulative Preferred Stock, Series G, Certificate of Designation of 6.231% Cumulative Preferred Stock, Series H, Certificate of Designation of Series I Cumulative Convertible Preferred Stock, Certificate of Designation of 8.08% Cumulative Preferred Stock, Series J, Certificate of Designation of 8.40% Cumulative Preferred Stock, Series K, Certificate of Designation of 9.50% Cumulative Preferred Stock, Series L, Certificate of Designation of 5.864% Cumulative Preferred Stock, Series M, and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, incorporated by reference to Exhibit 99.01 to the Form 8-A/A of Salomon Smith Barney Holdings Inc. and SI Financing Trust I (File No. 1-04346).

3.02 By-Laws of the Company, as amended through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924).

10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company (as successor to Commercial Credit Company ("CCC")) and Sanford I. Weill, incorporated by reference to Exhibit 10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-6594).

10.02.1* Travelers Group Stock Option Plan (as amended and restated as of April 24, 1996), incorporated by reference to Exhibit
                  10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-9924) (the "Company's 1996 10-K").

10.02.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-9924) (the "Company's September 30, 1996 10-Q").

10.02.3* Amendment No. 15 to the Travelers Group Stock Option Plan (effective July 23, 1997), incorporated by reference to
                  Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the "Company's September 30, 1997 10-Q").

Exhibit
Number            Description of Exhibit
------            ----------------------

10.03* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company's September 30, 1997 10-Q.

10.04* Travelers Group Retirement Benefit Equalization Plan (as amended and restated as of January 1, 1994), incorporated by reference to Exhibit 10.03 to the Company's 1996 10-K.

10.05*            Letter Agreement, dated December 14, 1988, between Joseph A.
                  Califano, Jr. and the Company, incorporated by reference to
                  Exhibit 10.21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-9924).

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

10.08* The Travelers Inc. Executive Performance Compensation Plan (effective April 27, 1994), incorporated by reference to
                  Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9924).

10.09* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company's September 30, 1997 10-Q.

10.10* Agreement, dated December 21, 1993, between the Company and Edward H. Budd, incorporated by reference to Exhibit 10.22 to the Company's 1993 10-K.

10.11* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

Exhibit
Number            Description of Exhibit
------            ----------------------

10.12* The Travelers Corporation 1984 Management Incentive Plan (as amended effective January 1, 1991), incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1990 (File No. 1-5799).

10.13* The Travelers Corporation Supplemental Benefit Plan (effective December 20, 1992), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1992 (File No. 1-5799).

10.14*+ The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

10.15* The Travelers Corporation Directors' Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.16* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Property Casualty Corp. for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

10.17* Letter Agreement, dated as of August 14, 1997, between the Company and Thomas W. Jones, incorporated by reference to
                  Exhibit 10.01 to the Company's September 30, 1997 10-Q.

10.18 Agreement and Plan of Merger, dated as of September 24, 1997, among the Company, Diamonds Acquisition Corp. and Salomon Inc, incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K/A-1, dated September 24, 1997 (File No. 1-9924).

10.19*+ Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 19, 1997).

12.01+            Computation of Ratio of Earnings to Fixed Charges.

13.01+ Pages 32 through 92 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

21.01+            Subsidiaries of the Company.

23.01+            Consent of KPMG Peat Marwick LLP, Independent Certified Public
                  Accountants.

Exhibit
Number            Description of Exhibit
------            ----------------------

23.02+            Consent of Arthur Andersen LLP, Independent Certified Public
                  Accountants.

24.01+            Powers of Attorney.

27.01+            Financial Data Schedule.

27.02+            Restated Financial Data Schedule - 1996.

27.03+            Restated Financial Data Schedule - 1995.

99.01+            Glossary of Insurance Terms.

99.02+            Independent Auditors' Report.

99.03+ The fifth through sixth and the eighth through sixteenth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.04+ The second through sixth paragraphs under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on From 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1997 (File No. 1-14328).

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

      The financial statements required by Form 11-K for 1997 for the Company's employee savings plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

      Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1997 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications and Investor Relations Department, Travelers Group Inc., 388 Greenwich Street, New York, New York 10013.

----------
      * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
      + Filed herewith.