Form 10-Q
period 1998-03-31
TRAVELERS GROUP INC
filed 1998-05-14
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                             -----------------------
                          COMMISSION FILE NUMBER 1-9924
                             -----------------------

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

                             ----------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/    NO   / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

          COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998: 1,150,046,708

                              TRAVELERS GROUP INC.

                                TABLE OF CONTENTS
                                -----------------


                         Part I - Financial Information

Item 1.  Financial Statements:                                          PAGE NO.
                                                                        -------

         Condensed Consolidated Statement of Income (Unaudited) -
           Three Months Ended March 31, 1998 and 1997                          3

         Condensed Consolidated Statement of Financial Position -
           March 31, 1998 (Unaudited) and December 31, 1997                    4

         Condensed Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited) - Three Months Ended March 31, 1998                     5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1998 and 1997                          6

         Notes to Condensed Consolidated Financial Statements (Unaudited)      7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  13

                           Part II - Other Information

Item 1.  Legal Proceedings                                                    28

Item 4.  Submission of Matters to a Vote of Security Holders                  28

Item 5.  Other Information                                                    29

Item 6.  Exhibits and Reports on Form 8-K                                     30

Exhibit Index                                                                 31

Signatures                                                                    33

                      TRAVELERS GROUP INC. and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (In millions, except per share amounts)

                                                                        Three Months Ended
                                                                            March 31,
                                                               ---------------------------------
                                                                     1998                   1997
------------------------------------------------------------------------------------------------
REVENUES
Insurance premiums                                                 $2,340                 $2,224
Commissions and fees                                                1,434                  1,206
Interest and dividends                                              4,421                  3,498
Finance related interest and other charges                            407                    306
Principal transactions                                                780                    762
Asset management and administration fees                              498                    389
Other income                                                          488                    315
------------------------------------------------------------------------------------------------
  Total revenues                                                   10,368                  8,700
------------------------------------------------------------------------------------------------
EXPENSES
Policyholder benefits and claims                                    1,994                  1,905
Non-insurance compensation and benefits                             1,782                  1,548
Insurance underwriting, acquisition and operating                     812                    805
Interest                                                            3,177                  2,378
Provision for consumer finance credit losses                           87                     72
Other operating                                                       756                    645
------------------------------------------------------------------------------------------------
   Total expenses                                                   8,608                  7,353
------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                    1,760                  1,347
Provision for income taxes                                            609                    483
Minority interest, net of income taxes                                 58                     49
------------------------------------------------------------------------------------------------
Net income                                                         $1,093                 $  815
================================================================================================

BASIC EARNINGS PER SHARE:
Net income                                                          $0.95                  $0.71
================================================================================================
Weighted average common shares outstanding                        1,116.2                1,103.9
================================================================================================

DILUTED EARNINGS PER SHARE:
Net income                                                          $0.91                  $0.67
================================================================================================
Adjusted weighted average common shares outstanding               1,173.1                1,182.0
================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                  TRAVELERS GROUP INC. and Subsidiaries
                         CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                        (In millions of dollars)

                                                                              MARCH 31,     December 31,
                                                                                 1998           1997
--------------------------------------------------------------------------- --------------- --------------
ASSETS
Cash and cash equivalents (including segregated cash and other deposits)        $   3,943     $   4,033
Investments                                                                        64,156        61,834
Securities borrowed or purchased under agreements to resell                       115,936       109,734
Brokerage receivables                                                              41,303        15,627
Trading securities and commodities owned                                          124,567       139,732
Net consumer finance receivables                                                   11,144        10,816
Reinsurance recoverables                                                            9,622         9,579
Value of insurance in force and deferred policy acquisition costs                   2,868         2,812
Cost of acquired businesses in excess of net assets                                 3,425         3,446
Separate and variable accounts                                                     12,943        11,319
Other receivables                                                                   7,695         5,733
Other assets                                                                       10,873        11,890
--------------------------------------------------------------------------- --------------- --------------
Total assets                                                                     $408,475      $386,555
=========================================================================== =============== ==============
LIABILITIES
Investment banking and brokerage borrowings                                     $  18,195      $ 11,464
Short-term borrowings                                                               3,804         3,979
Long-term debt                                                                     29,288        28,352
Securities loaned or sold under agreements to repurchase                          118,312       120,921
Brokerage payables                                                                 56,624        12,763
Trading securities and commodities sold not yet purchased                          65,177        96,166
Contractholder funds                                                               15,188        14,848
Insurance policy and claims reserves                                               43,766        43,782
Separate and variable accounts                                                     12,932        11,309
Accounts payable and other liabilities                                             20,451        19,553
--------------------------------------------------------------------------- --------------- --------------
  Total liabilities                                                               383,737       363,137
--------------------------------------------------------------------------- --------------- --------------

Redeemable preferred stock - Series I                                                 280           280
--------------------------------------------------------------------------- --------------- --------------
TRV or subsidiary  obligated  mandatorily  redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt
 securities of --                                    TRV                            1,200         1,000
--------------------------------------------------------------------------- --------------- --------------
                                                     TAP                              900           900
--------------------------------------------------------------------------- --------------- --------------
                                                     Salomon Smith Barney             745           345
--------------------------------------------------------------------------- --------------- --------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at
 aggregate liquidation value                                                        1,450         1,450
Common stock ($.01 par value; authorized shares: 1.5 billion;
  issued shares: 1998 - 1,243,283,392 and 1997 - 1,234,204,094)                        12            12
Additional paid-in capital                                                          5,872         5,368
Retained earnings                                                                  16,369        15,451
Treasury stock, at cost (1998 - 91,338,990 shares and 1997 -
 89,136,729 shares)                                                                (2,630)       (2,183)
Accumulated other changes in equity from nonowner sources                           1,115         1,147
Unearned compensation                                                                (575)         (352)
--------------------------------------------------------------------------- --------------- --------------
  Total stockholders' equity                                                       21,613        20,893
--------------------------------------------------------------------------- --------------- --------------
Total liabilities and stockholders' equity                                       $408,475      $386,555
=========================================================================== =============== ==============

See Notes to Condensed Consolidated Financial Statements.

                                   TRAVELERS GROUP INC. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                         (In millions of dollars)

THREE MONTHS ENDED MARCH 31, 1998                                              Amount            Shares
------------------------------------------------------------------------ ----------------- -----------------
PREFERRED STOCK, AT AGGREGATE LIQUIDATION VALUE                                             (in thousands)
Balance, beginning of year                                                    $ 1,450             4,900
------------------------------------------------------------------------ ----------------- -----------------
Balance, end of period                                                        $ 1,450             4,900
======================================================================== ================= =================
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                                    $ 5,380         1,234,204
Issuance of shares pursuant to employee benefit plans                             330
Conversion of Series C Preferred Stock                                            153             6,942
Exercise of warrants                                                               27             2,137
Other                                                                              (6)
------------------------------------------------------------------------ ----------------- -----------------
Balance, end of period                                                          5,884         1,243,283
------------------------------------------------------------------------ ----------------- -----------------
RETAINED EARNINGS
Balance, beginning of year                                                     15,451
Net income                                                                      1,093
Common dividends                                                                 (144)
Preferred dividends                                                               (31)
------------------------------------------------------------------------ -----------------
Balance, end of period                                                         16,369
------------------------------------------------------------------------ -----------------
TREASURY STOCK, AT COST
Balance, beginning of year                                                     (2,183)          (89,137)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes             (25)            5,578
Treasury stock acquired                                                          (422)           (7,780)
------------------------------------------------------------------------ ----------------- -----------------
Balance, end of period                                                         (2,630)          (91,339)
------------------------------------------------------------------------ ----------------- -----------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year                                                      1,147
Net change in unrealized gains and losses on investment securities,
  net of tax                                                                      (36)
Net translation adjustments, net of tax                                             4
------------------------------------------------------------------------ -----------------
Balance, end of period                                                          1,115
------------------------------------------------------------------------ -----------------
UNEARNED COMPENSATION
Balance, beginning of year                                                       (352)
Issuance of restricted stock, net of amortization                                (223)
------------------------------------------------------------------------ -----------------
Balance, end of period                                                           (575)
------------------------------------------------------------------------ -----------------
TOTAL COMMON STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING                20,163         1,151,944
======================================================================== ================= =================
TOTAL STOCKHOLDERS' EQUITY                                                    $21,613
======================================================================== =================

See Notes to Condensed Consolidated Financial Statements.

                                 TRAVELERS GROUP INC. and Subsidiaries
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                       (In millions of dollars)

THREE MONTHS ENDED MARCH 31,                                                                 1998         1997
--------------------------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $1,093        $815
Amortization of deferred policy acquisition costs and value of insurance in force             363         354
Additions to deferred policy acquisition costs                                               (418)       (446)
Other non cash changes                                                                        148         188
Changes in:
  Trading securities and commodities, net                                                 (15,824)     (2,338)
  Securities borrowed, loaned and repurchase agreements, net                               (8,811)        101
  Brokerage receivables net of brokerage payables                                          18,185      (1,232)
Other, net                                                                                   (170)        (75)
---------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                      (5,434)     (2,633)
--------------------------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Consumer loans originated or purchased                                                     (1,387)     (1,044)
Consumer loans repaid or sold                                                               1,018         666
Purchases of fixed maturities and equity securities                                        (6,821)     (7,083)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                                 4,776       6,278
  Mortgage loans                                                                                -          23
  Real estate and real estate joint ventures                                                  106          16
Proceeds from maturities of investments:
  Fixed maturities                                                                            847         874
  Mortgage loans                                                                              374         149
Other investments, primarily short-term, net                                                 (866)       (579)
Assets securing collateralized mortgage obligations                                            31          17
Other, net                                                                                    (44)       (132)
--------------------------------------------------------------------------------------- ----------- -----------
  Net cash provided by (used in) investing activities                                      (1,966)       (815)
--------------------------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                               (175)       (149)
Issuance of redeemable preferred stock of subsidiaries                                        600           -
Treasury stock acquired                                                                      (422)       (248)
Stock tendered for payment of withholding taxes                                              (315)        (97)
Issuance of long-term debt                                                                  2,182       2,511
Payments and redemptions of long-term debt                                                 (1,230)     (1,522)
Net change in short-term borrowings (including investment banking and brokerage
   borrowings)                                                                              6,556       2,860
Collateralized mortgage obligations                                                           (55)        (17)
Contractholder fund deposits                                                                1,213         798
Contractholder fund withdrawals                                                              (879)       (727)
Other, net                                                                                   (165)        (12)
--------------------------------------------------------------------------------------- ----------- -----------
  Net cash provided by (used in) financing activities                                        7,310       3,397
--------------------------------------------------------------------------------------- ----------- -----------
Change in cash and cash equivalents                                                           (90)        (51)
Cash and cash equivalents at beginning of period                                            4,033       3,260
--------------------------------------------------------------------------------------- ----------- -----------
Cash and cash equivalents at end of period                                                 $3,943     $ 3,209
--------------------------------------------------------------------------------------- ----------- -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                                         $   329    $    273
======================================================================================= =========== ===========

Interest expense recorded for financial statement purposes did not differ materially from the amount of interest paid.

See Notes to Condensed Consolidated Financial Statements.

                   TRAVELERS GROUP INC. and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three-month period ended March 31, 1998 and 1997 are unaudited and include the accounts of Travelers Group Inc. (TRV) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The condensed consolidated financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

    Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.


    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.  PENDING MERGER
    --------------

    On April 5, 1998, TRV and Citicorp agreed to combine in a merger of equals, with the stockholders of each company owning approximately 50% of the outstanding common stock of the combined company after the merger.
    TRV's stockholders will retain their existing shares, which will automatically represent shares of Citigroup Inc., the new name of TRV following the merger. Each share of Citicorp Common Stock will be exchanged for 2.5 shares of Citigroup Common Stock. The transaction will be effected through a merger of Citicorp into a newly formed, wholly owned subsidiary of TRV. The merger, which is anticipated to be completed in the third quarter of 1998, is expected to be accounted for under the pooling of interests method, and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of Citicorp. The merger and/or related transactions are subject to customary closing conditions, including regulatory approvals and the affirmative vote of a majority of the stockholders of each of TRV and Citicorp.

    TRV has applied to the Federal Reserve Board to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the
    BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules the Company's existing businesses can be retained and operated for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board if, in its judgment, an extension would not be detrimental to the public interest.

    Upon consummation of the Merger, and as a direct result of TRV becoming a bank holding company, the BHCA will impose certain restrictions on the Company's operations going forward, including the ability to make acquisitions of certain insurance underwriters. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude the Company from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that its compliance with applicable law following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

    There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, the Company will evaluate its alternatives in order to comply with whatever laws are then applicable.

3.  MERGER WITH SALOMON
    -------------------

    On November 28, 1997, a newly formed wholly owned subsidiary of TRV merged with and into Salomon Inc (Salomon) (the Salomon Merger). Thereafter, Smith Barney Holdings Inc. (Smith Barney), a wholly owned subsidiary of TRV, was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney), which is the primary vehicle through which the Company engages in investment banking, proprietary trading, retail brokerage and asset management. The Salomon Merger was accounted for as a pooling of interests and constituted a tax-free exchange. As a result of the Salomon Merger, Salomon Smith Barney recorded in the fourth quarter of 1997 a restructuring charge of $838 million ($496 million after tax). This restructuring charge reflects severance and other termination-related costs to be incurred in connection with staff reductions ($161 million), costs in connection with planned abandonment of certain facilities, premises and other assets ($663 million), and other costs related directly to the Salomon Merger ($14 million). At March 31, 1998, the reserve balance associated with the above charge was $729 million, reflecting $109 million of charges principally related to severance costs.

4.  CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED
    -------------------------------------------------------------------------

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS No. 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At March 31, 1998, the impact of FAS No. 127 on the Company's condensed consolidated statement of financial position was an increase to total assets and liabilities of approximately $15 billion. In addition, as a result of FAS No. 127, certain inventory positions, primarily, "Non-U.S. government and government agency securities" have been reclassified to receivables or payables.

    Effective January 1, 1998 the Company adopted FAS No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholders' equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. The adoption of FAS No. 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities held by the insurance subsidiaries in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
(millions)                                           1998             1997
                                                   ---------         --------
Net income                                           $1,093             $815
Other changes in equity from nonowner sources           (32)            (609)
                                                   ---------         --------
   Total changes in equity from nonowner sources     $1,061             $206
                                                   =========         ========

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The Company has not yet determined the impact that SOP 98-1 will have on its consolidated financial statements or when it will be implemented.

5.  EARNINGS PER SHARE
    ------------------

                                                      Three months ended
                                                           March 31,
                                                 ------------------------------
(in  millions, except per share amounts)            1998               1997
                                                 -----------        -----------
Net income                                          $1,093           $    815
Preferred dividends                                    (31)               (36)
                                                 -----------        -----------
Net income available to common stockholders for
   basic EPS                                         1,062                779
Effect of dilutive securities                            6                 10
                                                 -----------        -----------
Net income available to common stockholders
   for diluted EPS                                  $1,068           $    789
                                                 ===========        ===========

Weighted average common shares
   outstanding applicable to basic EPS              1,116.2            1,103.9
Effect of dilutive securities:
   Convertible securities                              13.2               26.7
   Employee stock plans                                37.6               44.4
   Warrants                                             6.1                7.0
                                                 -----------        -----------
Adjusted weighted average common shares
   outstanding applicable to diluted EPS            1,173.1            1,182.0
                                                 ===========        ===========
Basic earnings per share                          $    0.95          $     0.71
                                                 ===========        ===========
Diluted earnings per share                        $    0.91          $     0.67
                                                 ===========        ===========

6.   DEBT
     ----

    Investment banking and brokerage borrowings consisted of the following:

    (MILLIONS)                   MARCH 31, 1998          December 31, 1997
    ----------                --------------------     --------------------
    Commercial paper                 $13,182                  $  7,110
    Bank borrowings                    2,271                     2,415
    Other                              2,742                     1,939
                                   ---------                  ---------
                                     $18,195                   $11,464
                                   =========                  =========

    Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings, such as deposit liabilities, used to finance Salomon Smith Barney's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen, German mark and U.K. sterling. All commercial paper outstanding at March 31, 1998 and December 31, 1997 was U.S. dollar denominated.

    Salomon Smith Barney has a $1.250 billion revolving credit agreement with a bank syndicate that extends through May 2000, and a $750 million 364-day revolving credit agreement that extends through May 1998. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 1998, this requirement was exceeded by approximately $3.0 billion. At March 31, 1998, there were no borrowings outstanding under either facility.

    Salomon Brothers Inc (SBI), an indirect wholly owned subsidiary of Salomon Smith Barney, has a $2.1 billion committed secured standby bank credit facility for financing securities positions. The facility contains certain restrictive covenants that require, among other things, that SBI maintain minimum levels of excess net capital and net worth (as defined in the agreement). At March 31, 1998, SBI's excess net capital exceeded the minimum required under the facility by $531 million and SBI's net worth exceeded the minimum amount required by $976 million. Salomon Brothers International Limited (SBIL), an indirect wholly owned subsidiary of Salomon Smith Barney, has a $1.0 billion committed securities repurchase facility. The facility is subject to restrictive covenants including a requirement that SBIL maintain minimum levels of tangible net worth and excess financial resources (as defined in the agreement). At March 31, 1998, SBIL exceeded these requirements by $4.3 billion and $566 million, respectively. At March 31, 1998, there were no outstanding borrowings under either facility.

    In the second quarter of 1998, Salomon Smith Barney expects to increase the amount available under its committed uncollateralized revolving lines of credit to $5.0 billion and terminate the facilities for SBI and SBIL.

    Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

    Short-term borrowings consisted of commercial paper outstanding as follows:

    (MILLIONS)                           MARCH 31, 1998     December 31, 1997
    ----------                           --------------     -----------------
    Commercial Credit Company                 $3,776              $3,871
    Travelers Property Casualty Corp.             28                 108
                                             --------            -------
                                              $3,804              $3,979
                                             ========            =======

    Long-term debt, including its current portion, consisted of the following:

    (MILLIONS)                           MARCH 31, 1998     December 31, 1997
    ----------                           --------------     -----------------
    Travelers Group Inc.                   $   2,227            $  1,695
    Commercial Credit Company                  6,400               6,300
    Salomon Smith Barney Holdings Inc.        19,373              19,064
    Travelers Property Casualty Corp.          1,250               1,249
    The Travelers Insurance Group Inc.            38                  44
                                           ---------            --------
                                           $  29,288            $ 28,352
                                           =========            ========

    TRV, Commercial Credit Company (CCC), Travelers Property Casualty Corp.
    (TAP) and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

    TRV, CCC and TIC have a five-year revolving credit facility which expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this facility is limited to $250 million. At March 31, 1998, $500 million was allocated to TRV, $450 million was allocated to CCC and $50 million was allocated to TIC. Under this facility, the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $11 billion. At March 31, 1998, there were no borrowings outstanding under this facility.

    At March 31, 1998, CCC also had a committed and available revolving credit facility on a stand-alone basis of $4.4 billion, of which $3.4 billion expires in 2002 and $1.0 billion in July 1998.

    CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1998, CCC would have been able to remit $622 million under its most restrictive covenants.

    TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $3.6 billion. At March 31, 1998, there were no borrowings outstanding under this facility.

    TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its subsidiaries are limited to $805 million in 1998 without the prior approval of the Connecticut Insurance Department. TAP received $110 million of dividends from its insurance subsidiaries during the first three months of 1998.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first three months of 1998.

7.  TRADING DERIVATIVES
    -------------------

    The following table discloses the notional amounts of derivative financial instruments held by Salomon Smith Barney for trading purposes as of March 31, 1998 and December 31, 1997:

                                                        MARCH 31, 1998                  December 31, 1997
                                                 ------------------------------    ---------------------------
                                                           CURRENT MARKET OR                Current Market or
                                                               FAIR VALUE                      Fair Value
                                                 NOTIONAL --------------------  Notional  --------------------
(billions)                                       AMOUNTS   ASSETS  LIABILITIES  Amounts   Assets   Liabilities
------------------------------------------------ -------- -------- ----------- --------- -------- ------------
Exchange-issued products:
   Futures contracts (a)                          $987.2   $   -   $   -        $940.5    $   -   $   -
   Other exchange-issued products:
      Equity contracts                               9.7      0.2      0.5        10.6       0.2      0.4
      Fixed income contracts                       225.4      0.1      0.1       138.1        -       -
      Commodities contracts                          3.0       -       -           3.5        -       -
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Total exchange-issued products                   1,225.3      0.3      0.6     1,092.7       0.2      0.4
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Over-the-counter swaps, swap options,
 caps and floors:
   Swaps                                         1,507.8                       1,328.3
   Swaps options written                            48.1                          38.6
   Swap options purchased                           57.0                          48.8
   Caps and floors                                 167.8                         161.4
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Total OTC swaps, swap options, caps and floors   1,780.7      6.1      7.0     1,577.1       5.8      6.7
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
OTC foreign exchange contracts and options:
   Forward currency contracts                      136.8      1.2      1.1       111.3       1.0      1.0
   Options written                                  51.7       -       0.5        41.3        -       0.6
   Options purchased                                44.8      0.6      -          37.7       0.6      -
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Total OTC foreign exchange contracts and           233.3      1.8      1.6       190.3       1.6      1.6
options
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Other options and contractual commitments:
   Options and warrants on equities and equity
     indices                                        64.7      2.7      3.4        54.8       1.8      2.7
   Options and forward contracts on
     fixed-income securities                       468.6      0.2      0.2       343.4       0.3      0.1
   Commodities contracts                            12.1      0.3      0.2        14.3       0.4      0.2
------------------------------------------------ -------- -------- ----------  --------- -------- ---------
Total contractual commitments                   $3,784.7    $11.4    $13.0    $3,272.6     $10.1    $11.7
================================================ ======== ======== ==========  ========= ======== =========

(a) Margin on futures contracts is included in brokerage receivables/payables on the Condensed Consolidated Statement of Financial Condition.

8.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
    ----------------------------------------------------------------

    In January 1998, Travelers Capital IV, a wholly owned subsidiary trust of TRV, issued 8 million 6.850% Trust Preferred Securities (the TRV IV Preferred Securities) with a liquidation preference of $25 per TRV IV Preferred Security to the public and 247,440 common securities to TRV, the proceeds of which were invested by Travelers Capital IV in $206 million of 6.850% Junior Subordinated Deferrable Interest Debentures issued by TRV (the TRV Debentures). The $206 million of TRV Debentures is the sole asset of Travelers Capital IV. The TRV Debentures mature on January 22, 2038 and are redeemable by TRV in whole or in part at any time after January 22, 2003. Travelers Capital IV will use the proceeds from any such redemption to redeem a like amount of TRV IV Preferred Securities and common securities. Distributions on the TRV IV Preferred Securities and common securities are cumulative and payable quarterly in arrears. TRV's obligations under the agreements that relate to the TRV IV Preferred Securities, the Trust and the TRV Debentures constitute a full and unconditional guarantee by TRV of the Trust's obligations under the TRV IV Preferred Securities.

    In January 1998, SSBH Capital I, a wholly owned subsidiary trust of Salomon Smith Barney, issued 16 million 7.2% Trust Preferred Securities (SSBH Capital Preferred Securities) with a liquidation preference of $25 per SSBH Capital Preferred Security to the public and 494,880 common securities to Salomon Smith Barney, the proceeds of which were invested by SSBH Capital I in $412 million of 7.2% Subordinated Deferrable Interest Debentures issued by Salomon Smith Barney (the Salomon Smith Barney Debentures). The $412 million of Salomon Smith Barney Debentures is the sole asset of SSBH Capital
    I. The Salomon Smith Barney Debentures mature on January 28, 2038 and are redeemable by Salomon Smith Barney in whole or in part at any time after January 28, 2003. SSBH Capital I will use the proceeds from any such redemption to redeem a like amount of SSBH Capital Preferred Securities and common securities. Distributions on the SSBH Capital Preferred Securities and common securities are cumulative and payable quarterly in arrears. Salomon Smith Barney's obligations under the agreements that relate to the SSBH Capital Preferred Securities, the Trust and the Salomon Smith Barney Debentures constitute a full and unconditional guarantee by Salomon Smith Barney of the Trust's obligations under the SSBH Capital Preferred Securities.

9.  CONTINGENCIES
    -------------

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

    The reserves carried for environmental and asbestos claims at March 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

    In the ordinary course of business TRV and/or its subsidiaries are also defendants or co-defandants in various litigation matters, other than those described above. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                              Three Months Ended March 31,
                                             ------------------------------
(in millions, except per share amounts)        1998                  1997
-------------------------------------------- ---------            ---------
Revenues                                      $ 10,368              $  8,700
                                             =========            ==========
Net income                                    $  1,093              $    815
                                             =========            ==========
Earnings per share:
  Basic                                       $   0.95              $   0.71
                                             =========            ==========
  Diluted                                     $   0.91              $   0.67
                                             =========            ==========
Weighted average common shares
 outstanding (Basic)                           1,116.2               1,103.9
                                             =========            ==========
Adjusted weighted average common shares
 outstanding (Diluted)                         1,173.1               1,182.0
                                             =========            ==========

RESULTS OF OPERATIONS

Consolidated results of operations include the accounts of TRV and its subsidiaries (collectively, the Company). Consolidated net income for the quarter ended March 31, 1998 was $1.093 billion, and includes reported investment portfolio gains of $86 million after tax and minority interest. This compares with net income of $815 million in the 1997 period, which included reported investment portfolio gains of $9 million after tax. Excluding portfolio gains and losses, income from operations for the first quarter of 1998 increased $201 million or 25% over the comparable period in 1997, reflecting improved performance at all business units.

The following discussion presents in more detail each segment's performance.

      SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
      ------------------------------------------------------------------

INVESTMENT SERVICES

                                           Three Months Ended March 31,
                                  ---------------------------------------------
                                           1998                  1997
--------------------------------- ---------------------- ----------------------
(millions)                          REVENUES  NET INCOME   Revenues  Net Income
--------------------------------- ---------- ----------- ---------- -----------


Investment banking and brokerage      $5,832      $443       $4,691      $368
Asset management                         225        60          186        44
--------------------------------- ---------- ----------- ---------- -----------
Salomon Smith Barney                  $6,057      $503       $4,877      $412
================================= ========== =========== ========== ===========

Salomon Smith Barney reported net income of $503 million for the quarter ended March 31, 1998, an increase of 22% from the $412 million reported for the quarter ended March 31, 1997. Revenues, net of interest expense, increased 16% to $3.134 billion in the 1998 quarter compared to $2.708 billion in the 1997 quarter. Salomon Smith Barney's return on equity was 23.1% in the first quarter of 1998, up from 21.7% in the first quarter of 1997 and significantly better than the 12.5% in the fourth quarter of 1997. The pretax profit margin was 25.9% in the first quarter of 1998, significantly improved from 16.6% in the fourth quarter of 1997.

SALOMON SMITH BARNEY REVENUES

                                             Three Months ended March 31,
                                             ---------------------------
(millions)                                        1998          1997
-------------------------------------------- ------------- -------------

Commissions                                     $   795       $   716
Investment banking                                  628           484
Principal transactions                              780           762
Asset management and administration fees            498           389
Interest income, net*                               395           322
Other income                                         38            35
-------------------------------------------- ------------- -------------
Net revenues*                                    $3,134        $2,708
============================================ ============= =============

* Net of interest expense of $2.923 billion and $2.169 billion for the three-month period ended March 31, 1998 and 1997, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Commission revenues increased 11% to $795 million in the first quarter of 1998 from $716 million in the first quarter of 1997. This increase is a result of strong activity in sales of listed and over-the-counter securities and mutual fund commissions.

Investment banking revenues increased 30% to $628 million in the first quarter of 1998 up from $484 million in the first quarter of 1997. The increase in investment banking revenues is primarily attributable to an increase in merger and acquisition advisory fees as well as revenue growth from unit trust, equities, high yield and investment grade debt underwriting.

Principal transaction revenues were $780 million in the first quarter of 1998, up slightly from $762 million in the first quarter of 1997. The increase in principal transaction revenues was a result of higher revenues from commodities trading conducted by Phibro Inc. and was somewhat offset by a decline in equities trading.

Asset management and administration fees increased 28% to $498 million in the first quarter of 1998, up from $389 million in the first quarter of 1997. This reflects broad growth in all recurring fee-based products. At March 31, 1998, internally managed assets were $178.3 billion and total assets under fee-based management were $245.4 billion compared to $139.2 billion and $185.9 billion, respectively, at March 31, 1997.

Net interest and dividends increased 23% to $395 million in the first quarter of 1998, up from $322 million in the first quarter of 1997.

Compensation and benefits expense, as a percentage of net revenues, for the first quarter of 1998 was 54.9% compared to 54.6% in the first quarter of 1997 and non-compensation expense as a percentage of net revenues was 19.2% in the 1998 quarter compared to 20.3% in the 1997 quarter. Salomon Smith Barney continues to maintain its focus on controlling fixed expenses.

ASSETS UNDER FEE-BASED MANAGEMENT
                                                       At March 31,
                                              ----------------------------
(billions)                                       1998                1997
--------------------------------------------- ----------------------------
Money market funds                             $  51.6             $  43.9
Mutual funds                                      56.0                40.5
Managed accounts                                  57.4                46.3
                                              --------            --------
   Salomon Smith Barney Asset Management         165.0               130.7
Financial Consultant managed accounts             13.3                 8.5
                                              --------            --------
   Total internally managed accounts             178.3               139.2
Consulting Group externally managed assets        67.1                46.7
                                              --------            --------
   Total assets under fee-based management      $245.4              $185.9
                                              ========            ========

Although included in Salomon Smith Barney's overall results, the following highlights the revenues and operating earnings of the asset management division:

                                                       At March 31,
                                              ----------------------------
(millions)                                       1998                1997
--------------------------------------------- ----------------------------
Revenues:
 Investment advisory, administration and
   distribution fees                             $202                $168
 Unit Investment Trust revenues - net              13                   9
 Other revenues                                    10                   9
                                              -------              ------
 Total revenues                                  $225                $186
                                              =======              ======
Operating earnings                               $ 60                $ 44
                                              =======              ======

The division's 36% increase in earnings reflects continued strength in mutual funds, managed accounts, and its share of unit trust revenues, as well as the acquisition of $5.9 billion of Common Sense(R) Trust assets at year-end 1997.

Assets under fee-based management for Salomon Smith Barney Asset Management break down to 31% in money market funds, 34% in mutual funds and 35% in accounts managed for high net worth individuals, pension funds, corporations and other institutions. Investment advisory, administration and distribution fees rose 20% to $202 million in the first quarter of 1998, reflecting a 26% increase in assets under fee-based management from the comparable period last year.

In the mutual fund sector, there was a significant increase not only in dollar inflows but also in performance, with the number of Morningstar 4- and 5- star funds rising to 23, up from 15 in the prior year period.

New products successfully introduced include the Total Return Bond Fund as well as a unit investment trust consisting of Real Estate Investment Trusts.

CONSUMER FINANCE SERVICES

                                     Three Months Ended March 31,
                            -----------------------------------------------
(millions)                           1998                   1997
--------------------------- ---------- ------------ ---------- ------------
                             REVENUES   NET INCOME   Revenues   Net income
--------------------------- ---------- ------------ ---------- ------------
Consumer Finance Services        $485          $60       $377          $47
=========================== ========== ============ ========== ============


Earnings in the first quarter of 1998 were $60 million compared to $47 million in the first quarter of 1997. This segment's performance, in a traditionally slow quarter, reflects the integration of Security Pacific Financial Services (Security Pacific) into the Commercial Credit branch system since July 1997, continued internal receivables growth and an improved charge-off rate.

Net receivables owned reached a record $11.4 billion, up 35% from the prior year period and up $335 million or 3% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Most of the receivables growth was in real estate-secured loans, which reflects the strength of this product among Primerica Financial Services (PFS) representatives. On a managed basis, including securitized assets, receivables totaled $11.6 billion, an increase of $404 million from year-end 1997.

During the first quarter of 1998, the average yield on owned receivables was 14.18%, down from 14.65% in the first quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At March 31, 1998, the owned portfolio consisted of 47% real estate-secured loans, 35% personal loans, 11% credit cards and 7% sales finance and other.

Delinquencies in excess of 60 days on owned receivables were 2.33% at March 31, 1998, down slightly from 2.35% at year-end 1997, but up from 2.25% at March 31, 1997. The charge-off rate on owned receivables of 2.75% in the first quarter of 1998 was improved from the 2.95% rate in the first quarter of 1997. As expected, it was up from the 2.42% rate in the fourth quarter of 1997, which contained a short-term benefit from the transition of Security Pacific's portfolio to the Company's charge-off policies. The charge-off rate is expected to return to lower levels during the second half of 1998.

                                            As of, or for, the
                                       Three Months Ended March 31,
                                       -------------- ---------------
                                           1998            1997
                                       -------------- ---------------
Allowance for credit losses as a %
  of net outstandings                     2.91%           2.97%

Charge-off rate for the period            2.75%           2.95%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end      2.33%           2.25%

LIFE INSURANCE SERVICES

                                           Three Months Ended March 31,
                                  ----------------------------------------------
(millions)                                1998                   1997
-------------------------------- ---------- ------------ ---------- ------------
                                  REVENUES   NET INCOME   Revenues   Net income
-------------------------------- ---------- ------------ ---------- ------------
Travelers Life and Annuity (1)    $   772       $168         $618      $ 105
Primerica Financial Services (2)      401         95          375         79
-------------------------------- ---------- ------------ ---------- ------------
Total Life Insurance Services     $ 1,173       $263         $993      $ 184
================================ ========== ============  ========= ============

(1) Net income includes $50 million and $4 million of reported investment portfolio gains in 1998 and 1997, respectively.

(2) Net income includes $1 million of reported investment portfolio gains in 1997.

TRAVELERS LIFE AND ANNUITY

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before portfolio gains increased 17% to $118 million in the first quarter of 1998, from $101 million in the comparable 1997 period. These record earnings were largely driven by strong investment income and double-digit growth in individual and group annuity account balances as well as long-term care premiums. Positive earnings momentum attributable to strong sales growth of less capital-intensive products - including variable life insurance and annuities - continues to be partially offset by a gradual decline in the amount of higher margin business written in prior years.

In deferred annuities, significant sales through Salomon Smith Barney Financial Consultants and Copeland, combined with favorable market returns from variable annuities, drove account balances to $17.5 billion at March 31, 1998, up 29% or $4.0 billion from a year ago. Net written premium and deposits for the quarter were up 43% to $819.8 million, of which more than 80% was generated by cross-selling through Salomon Smith Barney Financial Consultants and Copeland. Net written premium and deposits through Salomon Smith Barney rose 94% to $348 million, reflecting the momentum of a fourth quarter 1997 cross-selling initiative, while Copeland's net written premium and deposits increased 31% to $319 million, reflecting growth in its core business and continued success with the Salomon Smith Barney joint venture in the small company segment of the 401(k) market.

Payout and group annuity account balances and benefit reserves reached $12.2 billion at March 31, 1998, up 10% from a year ago. The revitalization of this business is reflected in the 33% increase in net written premiums and deposits (excluding the Company's employee pension plan deposits) in the first quarter of 1998 to $859.9 million, up from $647.1 million in the comparable 1997 period.

For individual life insurance, net written premiums and deposits in the first quarter of 1998 were $85.2 million, up 22% from $69.8 million in the first quarter of 1997. Single deposits doubled to $23.8 million, and new periodic premium sales increased 22%, reflecting a doubling of sales at Salomon Smith Barney. For the first quarter of 1998, sales by Salomon Smith Barney increased to over 40% of new periodic premium and single deposits. Life insurance in force was $52.4 billion at March 31, 1998, up $1.9 billion from a year ago.

Earned premiums for the growing long-term care insurance product line increased 31% to $45.6 million in the first quarter of 1998 from $34.9 million in the first quarter of 1997. During the first quarter of 1998 sales through Salomon Smith Barney increased to over 15% of total sales.

PRIMERICA FINANCIAL SERVICES

Earnings before portfolio gains for the first quarter of 1998 increased 21% to $95 million from $78 million in the first quarter of 1997, reflecting continued success at cross-selling a range of products, growth in life insurance in force, favorable mortality experience and disciplined expense management.

Life insurance in force reached a record $372.5 billion at March 31, 1998, up 3% from the prior year quarter, reflecting good policy persistency and stable sales growth. New term life insurance sales during the first quarter of 1998 were $13.0 billion in face value, up from $12.0 billion in the first quarter of 1997. Although the number of policies issued declined quarter-over-quarter, the average face amount per policy issued during the first quarter of 1998 rose 16% to $222,600.

Cross-selling ventures demonstrated continued success. During the first quarter of 1998, earnings related to the distribution of non-life insurance products accounted for $19.6 million, or 21%, of PFS's operating earnings, an increase of 39% from the prior year quarter.

Sales of mutual funds (at net asset value) were $768.7 million for the first quarter of 1998, a 6% increase over first quarter 1997 sales of $722.0 million despite some softness in the Canadian mutual fund market. During the first quarter 1998, Salomon Smith Barney funds accounted for almost 60% of PFS's U.S. sales and approximately 44% of total sales.

Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Commercial Credit was up 15% to $332.5 million in the first quarter of 1998. The TRAVELERS SECURE(R) line of property and casualty insurance products showed strong growth, with premiums up almost four-fold to $38 million and the number of policies sold in the first quarter of 1998 up 123% to 37,192. The number of agents licensed to sell auto and homeowners insurance jumped 51% to over 10,000 people. Variable annuity sales also climbed, reaching net written premiums and deposits of $126.3 million in the first quarter of 1998.

One of the primary factors in PFS's cross-selling success, the FINANCIAL NEEDS ANALYSIS, continues to help the company's Personal Financial Analysts define and address their client's needs. More than 140,000 FNA'S were submitted in the quarter of 1998, indicating the potential that more than one-half million people will have an analysis done for them before year-end 1998.

PROPERTY & CASUALTY INSURANCE SERVICES

                                                        Three Months Ended March 31,
                                                 ----------------------- -------------------
(millions)                                                1998                  1997
------------------------------------------------ ----------------------- -------------------
                                                                NET                   Net
                                                              INCOME                income
                                                 REVENUES     (LOSS)     Revenues   (loss)
------------------------------------------------ ---------- ------------ ---------- --------
Commercial (1) (2)                                  $1,697       $260     $  1,624     $201
Personal (1) (3)                                       893        116          805      105
Financing costs and other (1)                            4        (29)           2      (33)
Minority interest                                        -        (58)           -      (49)
------------------------------------------------ ---------- ------------ ---------- --------
Total Property & Casualty Insurance Services        $2,594       $289       $2,431     $224
================================================ ========== ============ ========== ========

(1) Before minority interest.
(2) Net income includes $35 million and $8 million of reported investment portfolio gains in 1998 and 1997, respectively.
(3) Net income includes $8 million of reported investment portfolio gains in 1998 and $3 million of reported investment portfolio losses in 1997.

Earnings before portfolio gains and minority interest increased 13% to $304 million in the first quarter of 1998 from $268 million in the first quarter of 1997. This increase in earnings was primarily the result of increased after-tax net investment income and continued productivity improvements.

COMMERCIAL LINES

Earnings before portfolio gains increased 16% to $225 million in the first quarter of 1998 from $193 million in the first quarter of 1997, primarily reflecting continued expense savings, favorable loss experience and no catastrophe losses in the first quarter of 1998 versus $4.9 million in catastrophe losses, after taxes and reinsurance, in the prior year period.

Commercial Lines net written premiums for the first quarter of 1998 totaled $1.212 billion, compared to $1.338 billion in the first quarter of 1997. The first quarter of 1997 net written premiums included an adjustment of $142 million due to a change to conform the Aetna P&C method with The Travelers Indemnity Company and its subsidiaries (Travelers P&C) method of recording certain net written premiums. Excluding this adjustment, net written premiums increased slightly. Net written premiums continue to be unfavorably impacted by the difficult pricing environment and also reflect the Company's disciplined approach to underwriting and risk management.

Fee income for the first quarter of 1998 was $82 million, a $15 million decrease from the first quarter of 1997. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by National Accounts writing of more service fee-based product versus premium-based product.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $186.6 million for the first quarter of 1998 decreased $35 million from the first quarter of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation as well as National Accounts writing less premium-based product versus service fee-based product and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business and the business retention ratio were moderately higher in the first quarter of 1998 than in the first quarter of 1997, reflecting an increase in claim service-only business as well as continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $462.6 million in the first quarter of 1998 compared to $560.5 million in the first quarter of 1997. The first quarter of 1997 net written premiums included an adjustment of $127.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums increased reflecting the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Commercial Accounts new business in the first quarter of 1998 was moderately lower than in the first quarter of 1997, reflecting the Company's focus on obtaining new accounts where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the first quarter of 1998 than in the first quarter of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $378.6 million in the first quarter of 1998 compared to $363.7 million in the first quarter of 1997. The first quarter 1997 net written premiums included an adjustment of $15.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the increase in Select Accounts net written premiums reflects the continued benefit from the broader industry and product line expertise of the combined company, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was significantly higher in the first quarter of 1998 compared to the first quarter of 1997. The Select Accounts business retention ratio remained strong in the first quarter of 1998 and was virtually the same as the first quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $184.0 million in the first quarter of 1998 compared to $192.6 million in the first quarter of 1997. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the first quarter of 1998 was 106.8% compared to 109.1% in the first quarter of 1997. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the first quarter of 1998 was 108.1% compared to 107.4% in the first quarter of 1997.

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1997 first quarter statutory and GAAP combined ratios for Commercial Lines include an adjustment due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first quarter of 1997 would have been 110.5% and 110.6%, respectively. The decrease in the first quarter of 1998 statutory and GAAP combined ratios compared to the first quarter of 1997 statutory and GAAP combined ratios excluding this adjustment was due to lower catastrophe losses, continued productivity improvements and favorable loss experience, partially offset by lower fee income.

PERSONAL LINES

Earnings before portfolio gains/losses were $108 million in the first quarter of 1998, about equal with the first quarter of 1997. The 1998 results were driven by growth in premium income and strong net investment income and were offset by catastrophe losses, after taxes and reinsurance, of $8.6 million, compared to no such losses in the 1997 quarter, and an increase in investments in service centers and market expansions.

Total net written premiums in the first quarter of 1998 grew 14% over the prior year to $806.0 million, excluding a one-time adjustment in 1997 of $68.7 million due to a change in the quota share arrangement. This increase reflects growth in target markets served by independent agents and growth in the affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. Business retention continued to be strong.

The statutory combined ratio for Personal Lines in the first quarter of 1998 was 93.2% compared to 90.1% in the 1997 first quarter. The GAAP combined ratio for Personal Lines in the first quarter of 1998 was 92.3% compared to 88.6% in the 1997 first quarter.

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1997 first quarter statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first quarter of 1997 would have been 89.8% and 91.2%, respectively. The increase in the first quarter of 1998 statutory and GAAP combined ratios compared to the first quarter of 1997 excluding this adjustment was primarily due to the higher level of catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line.

FINANCING COSTS AND OTHER

The primary component of net income (loss) in the first quarter of 1998 was interest expense of $27 million after tax, compared to $26 million after tax in the first quarter of 1997, reflecting financing costs associated with the acquisition of Aetna P&C.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $193 million) consists of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $887 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997.

ENVIRONMENTAL LOSSES                  THREE MONTHS ENDED   Three Months Ended
(millions)                              MARCH 31, 1998       March 31, 1997
                                      ------------------   ------------------

Beginning reserves:
  Direct                                    $1,193               $1,369
  Ceded                                        (74)                (127)
                                          ---------            ---------
  Net                                        1,119                1,242
Incurred losses and loss expenses:
  Direct                                        20                   18
  Ceded                                         (6)                  (1)
Losses paid:
  Direct                                        75                   50
  Ceded                                        (22)                  (4)
Ending reserves:
  Direct                                     1,138                1,337
  Ceded                                        (58)                (124)
                                          ---------            ---------
  Net                                       $1,080               $1,213
                                          =========            =========

ASBESTOS CLAIMS

At March 31, 1998, approximately 24% of the net aggregate reserve (i.e., approximately $261 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately $848 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

ASBESTOS LOSSES                       THREE MONTHS ENDED   Three Months Ended
(millions)                              MARCH 31, 1998       March 31, 1997
                                      ------------------   ------------------

Beginning reserves:
  Direct                                    $1,363              $1,443
  Ceded                                       (249)               (370)
                                         ---------           ---------
  Net                                        1,114               1,073
Incurred losses and loss expenses:
  Direct                                        29                  20
  Ceded                                        (12)                 (7)
Losses paid:
  Direct                                        52                  52
  Ceded                                        (30)                (23)
Ending reserves:
  Direct                                     1,340               1,411
  Ceded                                       (231)               (354)
                                         ---------           ---------
  Net                                       $1,109              $1,057
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

The reserves carried for environmental and asbestos claims at March 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At March 31, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $188 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $888 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA LOSSES                         THREE MONTHS ENDED  Three Months Ended
(millions)                             MARCH 31, 1998      March 31, 1997
                                     ------------------  ------------------

Beginning reserves:
  Direct                                  $1,520              $1,560
  Ceded                                     (432)               (446)
                                         ---------           ---------
  Net                                      1,088               1,114
Incurred losses and loss expenses:
  Direct                                      (3)                  6
  Ceded                                        7                   -
Losses paid:
  Direct                                      17                   8
  Ceded                                       (1)                 (5)
Ending reserves:
  Direct                                   1,500               1,558
  Ceded                                     (424)               (441)
                                         ---------           ---------
  Net                                     $1,076              $1,117
                                         =========           =========

CORPORATE AND OTHER

                                         Three Months Ended March 31,
                             ------------------------- ------------------------
(millions)                             1998                     1997
---------------------------- ------------------------- ------------------------
                                          NET INCOME               Net income
                              REVENUES     (EXPENSE)    Revenues    (expense)
---------------------------- ------------ ------------ ----------- ------------
Total Corporate and Other            $59        $(22)         $22        $(52)
============================ ============ ============ =========== ============

Net treasury and corporate staff expenses for the first quarter of 1998 were up slightly from the prior year period. The decline in total operating expense for the segment reflects income from the disposition of a real estate development property.

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

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. At March 31, 1998, $500 million was allocated to TRV, $450 million was allocated to CCC and $50 million was allocated to TIC. Under this facility, TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $11 billion. At March 31, 1998, there were no borrowings outstanding under this facility.

As of March 31, 1998, TRV had unused credit availability of $500 million under the five-year revolving credit facility. TRV may borrow under this revolving credit facility at various interest rate options (LIBOR, CD and base rate) and compensates the banks for the facility through commitment fees.

COMMERCIAL CREDIT COMPANY (CCC)

CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of March 31, 1998, CCC had unused credit availability of $3.850 billion under five-year revolving credit facilities, including the $450 million referred to above, and $1.0 billion under a 364-day facility. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1998, CCC would have been able to remit $622 million to its parent under its most restrictive covenants.

TRAVELERS PROPERTY CASUALTY CORP. (TAP)

TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. TAP may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through commitment fees. Under this facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $3.6 billion. At March 31, 1998, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP has received $110 million of dividends from its insurance subsidiaries during the first three months of 1998.

SALOMON SMITH BARNEY

Salomon Smith Barney's total assets were $294 billion at March 31, 1998, up from $277 billion at December 31, 1997. Due to the nature of trading activities, including matched book activities, it is not uncommon for asset levels to fluctuate from period to period. Salomon Smith Barney's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

Salomon Smith Barney has a committed uncollateralized revolving line of credit totaling $2.0 billion and may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensate the banks for the facility through commitment fees. In addition, Salomon Brothers Inc, a wholly owned subsidiary of Salomon Smith Barney, has a $2.1 billion committed secured standby bank credit facility for financing securities positions which enables it to borrow on a secured basis using a variety of financial instruments as collateral and Salomon Brothers International Limited, a wholly owned subsidiary of Salomon Smith Barney, has a committed securities repurchase facility in the amount of $1 billion. At March 31, 1998, there were no outstanding borrowings under these facilities. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

In the second quarter of 1998, Salomon Smith Barney expects to increase the amount available under its committed uncollateralized revolving lines of credit to $5.0 billion and terminate the facilities for SBI and SBIL.

Unsecured term debt is a significant component of the Salomon Smith Barney's long-term capital. Term debt totaled $19.4 billion at March 31, 1998, compared with $19.1 billion at December 31, 1997.

Salomon Smith Barney's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of borrowings generally fluctuates in response to changes in the level of securities inventories, customer balances, the amount of reverse repurchase transactions outstanding (i.e., purchases of securities under agreements to resell the same security) and securities borrowed transactions. As these activities increase, borrowings generally increase to fund the additional activities. Availability of financing can vary depending upon market conditions, credit ratings and the overall availability of credit to the securities industry. Salomon Smith Barney seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

Salomon Smith Barney monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, Salomon Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that its access to uncollateralized financing is impaired. Its liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis which is utilized to determine the ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, Salomon Smith Barney monitors its leverage and capital ratios on a daily basis.

Salomon Smith Barney's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of Salomon Smith Barney's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The trading portfolio of high yield securities owned is carried at market or fair value and totaled $6.6 billion at March 31, 1998, the largest high yield exposure to one counterparty was $401 million.

THE TRAVELERS INSURANCE COMPANY (TIC)

At March 31, 1998, TIC had $24.5 billion of life and annuity product deposit funds and reserves. Of that total, $13.0 billion is not subject to discretionary withdrawal based on contract terms. The remaining

$11.5 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.1 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.2 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.2 billion of liabilities is surrenderable without charge. More than 15.1% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. TIC may borrow under this revolving credit facility at various rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. As of March 31, 1998, TIC had unused credit availability of $50 million under the five-year revolving credit facility referred to above.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first quarter of 1998.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in the interest rate environment and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         For information concerning the City of Denver's imposition of a fee relating to a Superfund site, see the description that appears in the tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. ("SSBH") for the year ended December 31, 1997 (File No. 1-4346), which description is incorporated by reference herein. For a recent development in this matter, see the description that appears in the paragraph under the caption "Legal Proceedings" on page 16 of the Quarterly Report on Form 10-Q of SSBH for the quarter ended March 31, 1998 (File No. 1-4346), which description is incorporated by reference herein. Copies of the foregoing descriptions are included as exhibits to this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on April 22, 1998. At the meeting, (i) 19 persons were elected to serve as directors of the Company, (ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1998 was ratified and (iii) an amendment to the Company's Restated Certificate of Incorporation to increase to 3 billion the shares of common stock authorized for issuance was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                     For         Against/Withheld   Abstained      Broker Non-Votes
                               ----------------  -----------------  -------------  ----------------
Election of Directors:
  Nominee
  C. Michael Armstrong         1,005,730,928        4,147,088
  Judith Arron                 1,004,983,404        4,894,612
  Kenneth J. Bialkin           1,001,892,584        7,985,432
  Joseph A. Califano, Jr       1,000,885,200        8,992,816
  James Dimon                  1,005,725,407        4,152,609
  Leslie B. Disharoon          1,005,670,757        4,207,259
  The Hon. Gerald R. Ford      1,004,513,980        5,364,036
  Thomas W. Jones              1,005,499,966        4,378,050
  Ann Dibble Jordan            1,005,070,120        4,807,896
  Robert I. Lipp               1,005,726,643        4,151,373
  Michael T. Masin             1,005,557,783        4,320,233
  Deryck C. Maughan            1,005,473,489        4,404,527
  Dudley C. Mecum              1,005,651,156        4,226,860
  Andrall E. Pearson           1,005,517,188        4,360,827
  Frank J. Tasco               1,005,534,970        4,343,046
  Linda J. Wachner             1,005,351,825        4,526,191
  Sanford I. Weill             1,005,386,597        4,491,419
  Joseph R. Wright, Jr         1,005,920,120        3,957,896
  Arthur Zankel                1,005,756,323        4,121,693

Ratification of Auditors:      1,006,792,197        1,418,971        1,666,848            0

Approval of Amendment
    to Restated Certificate
    of Incorporation:            949,302,219       57,027,091        3,548,706            0



Item 5.  Other Information.

         On April 5, 1998, the Company and Citicorp agreed to combine in a merger of equals. The consolidated financial statements of Citicorp and its subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, and certain pro forma financial information with respect to the proposed transaction, have previously been filed by the Company with Current Reports on Form 8-K. In connection with the proposed transaction, certain historical financial information from Citicorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and certain additional pro forma financial information, are being filed as Exhibits 99.03 and 99.04, respectively, to this Form 10-Q and are incorporated herein by reference.

     Information about Citicorp is available through the periodic and other reports that it files with the Securities and Exchange Commission (the "SEC"). Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC and those maintained by the New York Stock Exchange, Inc., where Citicorp's common stock is listed. In addition, the SEC maintains a site on the World Wide Web, at http://www.sec.gov, that contains such reports and other information about publicly traded companies, including Citicorp.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

          See Exhibit Index.

      (b) Reports on Form 8-K:

         On January 8, 1998, the Company filed a Current Report on Form 8-K, dated January 6, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due January 15, 2028.

         On January 28, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1997, and certain other selected financial data.

         On February 19, 1998, the Company filed a Current Report on Form 8-K, dated February 17, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 7/8% Notes due February 15, 2098.

         No other reports on Form 8-K were filed during the first quarter of 1998; however, on April 7, 1998, the Company filed a Current Report on Form 8-K, dated April 6, 1998, reporting under Item 5 thereof that it had entered into a definitive merger agreement with Citicorp and filing the merger agreement as an exhibit under Item 7 thereof; on April 9, 1998, the Company filed a Current Report on Form 8-K, dated April 8, 1998, filing under Items 5 and 7 thereof certain pro forma and historical financial information; and on April 23, 1998, the Company filed a Current Report on Form 8-K, dated April 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1998, and certain other selected financial data.

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number      Description of Exhibit
-------     -----------------------

3.01+ Restated Certificate of Incorporation of Travelers Group Inc. (the "Company"), Certificate of Amendment to the Restated Certificate of Incorporation, filed April 26, 1995, Certificate of Amendment to the Restated Certificate of Incorporation, filed, April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 22, 1998, Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, Certificate of Designation of 6.213% Cumulative Preferred Stock, Series G, Certificate of Designation of 6.231% Cumulative Preferred Stock, Series H, Certificate of Designation of Series I Cumulative Convertible Preferred Stock, Certificate of Designation of 8.08% Cumulative Preferred Stock, Series J, Certificate of Designation of 8.40% Cumulative Preferred Stock, Series K, Certificate of Designation of 9.50% Cumulative Preferred Stock, Series L, Certificate of Designation of 5.864% Cumulative Preferred Stock, Series M, and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y.

3.02 By-Laws of the Company, as amended through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924).

10.01+ Amendment to the Salomon Inc Equity Partnership Plan for Key Employees (effective March 25, 1998).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

27.01+      Financial Data Schedule.

99.01+ The tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. ("SSBH") for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.02+ The paragraph under the caption "Legal Proceedings" on page 16 of the Quarterly Report on Form 10-Q of SSBH for the fiscal quarter ended March 31, 1998 (File No. 1-4346).

99.03+ Certain historical financial information from Citicorp's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1998.

99.04+ Unaudited Pro Forma Condensed Combined Statement of Financial Position as of March 31, 1998, Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended March 31, 1998 and 1997, and the notes thereto.


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

--------------------------
+  Filed herewith.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRAVELERS GROUP INC.

Date:  May 13, 1998                    By          Heidi Miller
                                            ----------------------------
                                                   Heidi Miller
                                             Senior Vice President and
                                              Chief Financial Officer
                                               (Principal Financial
                                                     Officer)

Date:  May 13, 1998                    By          Irwin Ettinger
                                            ------------------------------
                                                   Irwin Ettinger
                                            Executive Vice President and
                                              Chief Accounting Officer
                                                (Principal Accounting
                                                      Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number      Description of Exhibit
-------     -----------------------

3.01+ Restated Certificate of Incorporation of Travelers Group Inc. (the "Company"), Certificate of Amendment to the Restated Certificate of Incorporation, filed April 26, 1995, Certificate of Amendment to the Restated Certificate of Incorporation, filed, April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 22, 1998, Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, Certificate of Designation of 6.213% Cumulative Preferred Stock, Series G, Certificate of Designation of 6.231% Cumulative Preferred Stock, Series H, Certificate of Designation of Series I Cumulative Convertible Preferred Stock, Certificate of Designation of 8.08% Cumulative Preferred Stock, Series J, Certificate of Designation of 8.40% Cumulative Preferred Stock, Series K, Certificate of Designation of 9.50% Cumulative Preferred Stock, Series L, Certificate of Designation of 5.864% Cumulative Preferred Stock, Series M, and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y.

3.02 By-Laws of the Company, as amended through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9924).

10.01+ Amendment to the Salomon Inc Equity Partnership Plan for Key Employees (effective March 25, 1998).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

27.01+      Financial Data Schedule.

99.01+ The tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. ("SSBH") for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.02+ The paragraph under the caption "Legal Proceedings" on page 16 of the Quarterly Report on Form 10-Q of SSBH for the fiscal quarter ended March 31, 1998 (File No. 1-4346).

99.03+ Certain historical financial information from Citicorp's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1998.

99.04+ Unaudited Pro Forma Condensed Combined Statement of Financial Position as of March 31, 1998, Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended March 31, 1998 and 1997, and the notes thereto.


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

--------------------------
+  Filed herewith.