Form 10-K405/A
period 1997-12-31
TRAVELERS GROUP INC
filed 1998-06-29
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                  FORM 10-K/A-1

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

                           [Cover page 2 of 2 pages.]

                                EXPLANATORY NOTE

      This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group Inc. 401(k) Savings Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

10.14* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

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

10.19* Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 19, 1997).

12.01             Computation of Ratio of Earnings to Fixed Charges.

13.01 Pages 32 through 92 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

21.01             Subsidiaries of the Company.

23.01             Consent of KPMG Peat Marwick LLP, Independent Certified Public
                  Accountants.

Exhibit
Number            Description of Exhibit
------            ----------------------

23.02             Consent of Arthur Andersen LLP, Independent Certified Public
                  Accountants.

23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.05.

24.01             Powers of Attorney.

27.01             Financial Data Schedule.

27.02             Restated Financial Data Schedule - 1996.

27.03             Restated Financial Data Schedule - 1995.

99.01             Glossary of Insurance Terms.

99.02             Independent Auditors' Report.

99.03 The fifth through sixth and the eighth through sixteenth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.04 The second through sixth paragraphs under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on From 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1997 (File No. 1-14328).

99.05+            1997 Financial Statements of Travelers Group 401(k) Savings
                  Plan.

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

----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
+   Filed with Form 10-K/A-1.

Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1998.

                                      TRAVELERS GROUP INC.
                                      (Registrant)

                                      By: /s/ Irwin Ettinger
                                          --------------------------------------
                                          Irwin Ettinger
                                          Executive Vice President

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

10.14* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

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

10.19* Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 19, 1997).

12.01             Computation of Ratio of Earnings to Fixed Charges.

13.01 Pages 32 through 92 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

21.01             Subsidiaries of the Company.

23.01             Consent of KPMG Peat Marwick LLP, Independent Certified Public
                  Accountants.

Exhibit
Number            Description of Exhibit
------            ----------------------

23.02             Consent of Arthur Andersen LLP, Independent Certified Public
                  Accountants.

23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.05.

24.01             Powers of Attorney.

27.01             Financial Data Schedule.

27.02             Restated Financial Data Schedule - 1996.

27.03             Restated Financial Data Schedule - 1995.

99.01             Glossary of Insurance Terms.

99.02             Independent Auditors' Report.

99.03 The fifth through sixth and the eighth through sixteenth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.04 The second through sixth paragraphs under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on From 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1997 (File No. 1-14328).

99.05+            1997 Financial Statements of Travelers Group 401(k) Savings
                  Plan.

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

----------
      * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
      + Filed with Form 10-K/A-1.

Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.