Form 10-Q
period 1998-06-30
TRAVELERS GROUP INC
filed 1998-08-13
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                                 ---------------

                          Commission file number 1-9924

                                 ---------------

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

                                 ---------------

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

           Common stock outstanding as of July 31, 1998: 1,156,175,348

                              Travelers Group Inc.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.  Financial Statements:                                         Page No.
                                                                       --------

         Condensed Consolidated Statement of Income (Unaudited) -
           Three and Six Months Ended June 30, 1998 and 1997               3

         Condensed Consolidated Statement of Financial Position -
           June 30, 1998 (Unaudited) and December 31, 1997                 4

         Condensed Consolidated Statement of Changes in Stockholders'
           Equity (Unaudited) - Six Months Ended June 30, 1998             5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1998 and 1997                         6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              15

                           Part II - Other Information

Item 1.  Legal Proceedings                                                35

Item 4.  Submission of Matters to a Vote of Security Holders              35

Item 6.  Exhibits and Reports on Form 8-K                                 36

Exhibit Index                                                             37

Signatures                                                                39

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                     (In millions, except per share amounts)

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------       -----------------------
                                                                             1998        1997            1998         1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues
Insurance premiums                                                         $2,395       $2,220          $4,735       $4,444
Commissions and fees                                                        1,432        1,172           2,866        2,378
Interest and dividends                                                      4,556        4,047           8,977        7,545
Finance related interest and other charges                                    421          321             828          627
Principal transactions                                                        315          709           1,095        1,471
Asset management and administration fees                                      553          399           1,051          788
Other income                                                                  424          316             912          631
-------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                                           10,096        9,184          20,464       17,884
-------------------------------------------------------------------------------------------------------------------------------
Expenses
Policyholder benefits and claims                                            2,047        1,906           4,041        3,811
Non-insurance compensation and benefits                                     1,609        1,511           3,391        3,059
Insurance underwriting, acquisition and operating                             811          799           1,623        1,604
Interest                                                                    3,333        2,792           6,510        5,170
Provision for consumer finance credit losses                                   91           73             178          145
Other operating                                                               382          654           1,138        1,299
-------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                           8,273        7,735          16,881       15,088
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                            1,823        1,449           3,583        2,796
Provision for income taxes                                                    630          517           1,239        1,000
Minority interest, net of income taxes                                         52           49             110           98
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $1,141       $  883          $2,234       $1,698
===============================================================================================================================

Basic earnings per share:
Net income                                                                  $0.99        $0.77           $1.94        $1.47
===============================================================================================================================
Weighted average common shares outstanding                                1,117.7      1,101.1         1,116.8      1,102.5
===============================================================================================================================

Diluted earnings per share:
Net income                                                                  $0.95        $0.73           $1.87        $1.40
===============================================================================================================================
Adjusted weighted average common shares outstanding                       1,172.1      1,178.0         1,170.5      1,179.6
===============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Financial Position
                            (In millions of dollars)

                                                                                                 June 30,        December 31,
                                                                                                   1998              1997
------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          (Unaudited)
Cash and cash equivalents (including segregated cash and other deposits)                          $   4,895       $   4,033
Investments                                                                                          64,442          61,834
Securities borrowed or purchased under agreements to resell                                         131,318         109,734
Brokerage receivables                                                                                22,734          15,627
Trading securities and commodities owned                                                            138,766         139,732
Net consumer finance receivables                                                                     11,824          10,816
Reinsurance recoverables                                                                              9,487           9,579
Value of insurance in force and deferred policy acquisition costs                                     2,942           2,812
Cost of acquired businesses in excess of net assets                                                   3,412           3,446
Separate and variable accounts                                                                       13,878          11,319
Other receivables                                                                                     6,057           5,733
Other assets                                                                                         10,321          11,890
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $420,076        $386,555
==============================================================================================================================
Liabilities
Investment banking and brokerage borrowings                                                       $  18,682        $ 11,464
Short-term borrowings                                                                                 4,392           3,979
Long-term debt                                                                                       30,551          28,352
Securities loaned or sold under agreements to repurchase                                            124,258         120,921
Brokerage payables                                                                                   27,053          12,763
Trading securities and commodities sold not yet purchased                                            95,348          96,166
Contractholder funds                                                                                 15,550          14,848
Insurance policy and claims reserves                                                                 43,744          43,782
Separate and variable accounts                                                                       13,868          11,309
Accounts payable and other liabilities                                                               21,078          19,553
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                                 394,524         363,137
------------------------------------------------------------------------------------------------------------------------------

Redeemable preferred stock - Series I                                                                   280             280
------------------------------------------------------------------------------------------------------------------------------
TRV or subsidiary obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debt securities of --      TRV                            1,200           1,000
------------------------------------------------------------------------------------------------------------------------------
                                                                       TAP                              900             900
------------------------------------------------------------------------------------------------------------------------------
                                                                       Salomon Smith Barney             745             345
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate
  liquidation value                                                                                   1,450           1,450
Common stock ($.01 par value; authorized shares: 3.0 billion;
  issued shares: 1998 - 1,246,983,244 and 1997 - 1,234,204,094)                                          12              12
Additional paid-in capital                                                                            5,988           5,368
Retained earnings                                                                                    17,309          15,451
Treasury stock, at cost (1998 - 96,341,294 shares and 1997 - 89,136,729 shares)                      (3,118)         (2,183)
Accumulated other changes in equity from nonowner sources                                             1,263           1,147
Unearned compensation                                                                                  (477)           (352)
------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                         22,427          20,893
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $420,076        $386,555
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            (In millions of dollars)


Six months ended June 30, 1998                                                                  Amount               Shares
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (in thousands)
Preferred stock, at aggregate liquidation value
Balance, beginning of year                                                                     $ 1,450                4,900
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                         $ 1,450                4,900
==================================================================================================================================
Common stock and additional paid-in capital
Balance, beginning of year                                                                     $ 5,380            1,234,204
Issuance of shares pursuant to employee benefit plans                                              399
Conversion of Series C Preferred Stock                                                             153                6,942
Exercise of warrants                                                                                75                5,837
Other                                                                                               (7)
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                           6,000            1,246,983
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                                                                      15,451
Net income                                                                                       2,234
Common dividends                                                                                  (314)
Preferred dividends                                                                                (62)
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                          17,309
-------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of year                                                                      (2,183)             (89,137)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes                             (108)               6,961
Treasury stock acquired                                                                           (827)             (14,165)
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                          (3,118)             (96,341)
----------------------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year                                                                       1,147
Net change in unrealized gains and losses on investment securities, net of tax                     117
Net translation adjustments, net of tax                                                             (1)
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                           1,263
-------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of year                                                                        (352)
Issuance of restricted stock, net of amortization                                                 (125)
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                            (477)
-------------------------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                                 20,977            1,150,642
==================================================================================================================================
Total stockholders' equity                                                                     $22,427
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Six Months ended June 30,                                                               1998        1997
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                          $  2,234    $  1,698
Amortization of deferred policy acquisition costs and value of insurance in force        743         709
Additions to deferred policy acquisition costs                                          (874)       (854)
Other non cash changes                                                                   416         373
Changes in:
    Trading securities and commodities, net                                              148     (17,321)
    Securities borrowed, loaned and repurchase agreements, net                       (18,247)     10,835
    Brokerage receivables net of brokerage payables                                    7,183         229
Other, net                                                                             3,281       1,486
--------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                 (5,116)     (2,845)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Consumer loans originated or purchased                                                (3,055)     (2,236)
Consumer loans repaid or sold                                                          2,078       1,391
Purchases of fixed maturities and equity securities                                  (13,472)    (12,819)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities                            9,125       9,895
  Mortgage loans                                                                          --         105
  Real estate and real estate joint ventures                                              78          25
Proceeds from maturities of investments:
  Fixed maturities                                                                     2,699       1,571
  Mortgage loans                                                                         597         316
Other investments, primarily short-term, net                                          (1,270)       (632)
Proceeds from sale of Basis Petroleum                                                     --         365
Other, net                                                                              (320)       (353)
--------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                 (3,540)     (2,372)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Dividends paid                                                                          (376)       (297)
Issuance of preferred stock                                                               --         391
Issuance of redeemable preferred stock of subsidiaries                                   600          --
Treasury stock acquired                                                                 (827)       (603)
Stock tendered for payment of withholding taxes                                         (402)       (156)
Issuance of long-term debt                                                             4,027       4,596
Payments and redemptions of long-term debt                                            (1,912)     (1,934)
Net change in short-term borrowings (including investment banking and brokerage
   borrowings)                                                                         7,631       3,525
Contractholder fund deposits                                                           2,481       1,772
Contractholder fund withdrawals                                                       (1,788)     (1,310)
Other, net                                                                                84         (57)
--------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                  9,518       5,927
--------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                      862         710
Cash and cash equivalents at beginning of period                                       4,033       3,260
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  4,895    $  3,970
========================================================================================================

Supplemental disclosure of cash flow information:
Income taxes paid                                                                   $    404    $    713
========================================================================================================

Interest expense recorded for financial statement purposes did not differ materially from the amount of interest paid.

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited and include the accounts of Travelers Group Inc.
      (TRV) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The condensed consolidated financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements and related notes included in TRV's Annual Report to Stockholders for the year ended December 31, 1997.

      Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

      Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

      At TRV's Annual Meeting of Stockholders on April 22, 1998, shareholders approved an amendment to the Restated Certificate of Incorporation to increase the common stock authorized for issuance from 1.5 billion shares to 3 billion shares. At a Special Meeting of Stockholders of TRV held on July 22, 1998, shareholders approved another amendment to the Restated Certificate of Incorporation to increase the common stock authorized for issuance to 6 billion shares.

2.    Pending Transactions

      Merger with Citicorp

      On April 5, 1998, TRV and Citicorp agreed to combine in a merger of equals (the Merger), with the stockholders of each company owning approximately 50% of the outstanding common stock of the combined company after the merger. TRV's stockholders will retain their existing shares, which will automatically represent shares of Citigroup Inc., the new name of TRV following the Merger. Each share of Citicorp Common Stock will be exchanged for 2.5 shares of Citigroup Common Stock. The transaction will be effected through a merger of Citicorp into a newly formed, wholly owned subsidiary of TRV. The Merger, which is anticipated to be completed in the third quarter of 1998, is expected to be accounted for under the pooling of interests method, and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of Citicorp. The Merger and/or related transactions are subject to customary closing conditions, including regulatory approvals. On July 22, 1998, the stockholders of each of TRV and Citicorp approved the Merger.

      TRV has applied to the Federal Reserve Board to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the
      BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, the Company has two years from the date it becomes a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest.

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

      There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Prior to expiration of the BHCA Compliance Period, the Company will evaluate its alternatives in order to comply with whatever laws are then applicable.

      The Nikko Securities Co., Ltd.

      In early June, The Nikko Securities Co., Ltd. (Nikko) and TRV announced their intention to form a global strategic alliance. The proposed agreement calls for the formation of a joint venture, called Nikko Salomon Smith Barney Limited, which will provide investment banking, sales, trading and research services for corporate and institutional clients in Japan and overseas. It will combine the Japanese institutional and corporate business of Salomon Smith Barney with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will continue under the management of Nikko. Nikko Salomon Smith Barney will be owned 51% by Nikko and 49% by Salomon Smith Barney.

      In addition, TRV has agreed to purchase 9.5% of Nikko's common stock outstanding plus bonds convertible into an additional 15.5% common equity interest in Nikko on a fully diluted basis, for a purchase price of approximately $1.5 billion.

      A definitive joint venture agreement is expected to be signed by the end of August 1998, concurrent with TRV's purchase of Nikko's common stock and convertible bonds, and it is anticipated that the joint venture will be operational in January 1999 subject to applicable regulatory approvals.

3.    Merger with Salomon

      On November 28, 1997, a newly formed, wholly owned subsidiary of TRV merged with and into Salomon Inc (Salomon) (the Salomon Merger). Thereafter, Smith Barney Holdings Inc. (Smith Barney), a wholly owned subsidiary of TRV, was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney), which is the primary vehicle through which the Company engages in investment banking, proprietary trading, retail brokerage and asset management. The Salomon Merger was accounted for as a pooling of interests and constituted a tax-free exchange. As a result of the Salomon Merger, Salomon Smith Barney recorded in the fourth quarter of 1997 a restructuring charge of $838 million ($496 million after tax). The material components of the restructuring reserve were as follows:

                                           Original Restructuring     Charges and Credits        Restructuring Reserve
      (millions)                                  Reserve            through June 30, 1998     Balance at June 30, 1998
      ---------------------------------------------------------------------------------------------------------------------
      Seven World Trade Center lease                   $610                    ($324)*                    $286
      Other facilities                                   53                      (18)                       35
      ---------------------------------------------------------------------------------------------------------------------
          Total facilities                              663                     (342)                      321

      Severance                                         161                     (122)                       39
      Other                                              14                       (3)                       11
      ---------------------------------------------------------------------------------------------------------------------
                                                       $838                    ($467)                     $371**
      ---------------------------------------------------------------------------------------------------------------------

* In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sub-lease which indicated that excess space would be disposed of on terms more favorable than had originally been estimated. A current reassessment of space needs, including the pending merger with Citicorp, could indicate a need for increased occupancy by the Company of space previously considered excess, and could result in a further adjustment to reduce the restructuring reserve.
**    Reflects $146 million cash component and $225 million non-cash component.

      The cash component of these costs will be funded from working capital and will not require any incremental funding source.

      All of the amounts were determined in accordance with accounting guidelines set forth in Emerging Issues Task Force Issue No. 94-3 and represent costs that are not associated with future revenues and are either (1) incremental or (2) contractual with no economic benefit.

      At June 30, 1998, the cash and non-cash balances of the restructuring reserve related to facilities are $97 million and $224 million, respectively. Lease costs represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term and the remaining cash costs are expected to be paid in 1998 and 1999.

      Non-cash costs of other facilities reflect the write-off of leasehold improvements, furniture and equipment upon abandonment and represent the remaining depreciated book value at the estimated dates of abandonment. Depreciation of these assets will be continued during the period they are in use.

      The facilities are located primarily in the United States and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

      Severance costs, which covered approximately 1,900 employees, primarily in the United States, are expected to be paid by the end of 1998.

      None of the amounts included in the restructuring charge represent operating losses or income.

4.    Changes in Accounting Principles and Accounting Standards not yet Adopted

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS No. 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At June 30, 1998, the impact of FAS No. 127 on the Company's condensed consolidated statement of financial position was an increase to total assets and liabilities of approximately $6.1 billion. In addition, as a result of FAS No. 127, certain inventory positions, primarily, "Non-U.S. government and government agency securities" have been reclassified to receivables or payables.

      Effective January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholders' equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. The adoption of FAS No. 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities held by the insurance subsidiaries in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources is as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                     ---------------------------     ---------------------------
(millions)                                              1998            1997            1998            1997
                                                     -----------     -----------     -----------     -----------
Net income                                              $1,141         $   883          $2,234         $1,698
Other changes in equity from nonowner sources              148             569             116            (40)
                                                     -----------     -----------     -----------     -----------
   Total changes in equity from nonowner sources        $1,289          $1,452          $2,350         $1,658
                                                     ===========     ===========     ===========     ===========

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not permit reflecting the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

5.    Earnings Per Share

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                    ----------------------    ----------------------
(in millions, except per share amounts)               1998          1997        1998         1997
                                                    ---------    ---------    ---------    ---------
Net income                                          $   1,141    $     883    $   2,234    $   1,698
Preferred dividends                                       (31)         (36)         (62)         (72)
                                                    ---------    ---------    ---------    ---------
Net income available to common stockholders for
   basic EPS                                            1,110          847        2,172        1,626
Effect of dilutive securities                               6           10           12           20
                                                    ---------    ---------    ---------    ---------
Net income available to common stockholders
   for diluted EPS                                  $   1,116    $     857    $   2,184    $   1,646
                                                    =========    =========    =========    =========

Weighted average common shares
   outstanding applicable to basic EPS                1,117.7      1,101.1      1,116.8      1,102.5
Effect of dilutive securities:
   Convertible securities                                13.2         26.6         13.2         26.6
   Employee stock plans                                  37.8         43.3         37.2         43.6
   Warrants                                               3.4          7.0          3.3          6.9
                                                    ---------    ---------    ---------    ---------
Adjusted weighted average common shares
   outstanding applicable to diluted EPS              1,172.1      1,178.0      1,170.5      1,179.6
                                                    =========    =========    =========    =========

Basic earnings per share                            $    0.99    $    0.77    $    1.94    $    1.47
                                                    =========    =========    =========    =========

Diluted earnings per share                          $    0.95    $    0.73    $    1.87    $    1.40
                                                    =========    =========    =========    =========

6.    Debt

      Investment banking and brokerage borrowings consisted of the following:

      (millions)                         June 30, 1998        December 31, 1997
      ----------                         -------------        -----------------
      Commercial paper                       $14,187               $  7,110
      Other short-term borrowings              4,495                  4,354
                                         ------------             -----------
                                             $18,682                $11,464
                                         ============             ===========

      Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings, such as deposit liabilities, used to finance Salomon Smith Barney's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen, German mark and U.K. sterling. All commercial paper outstanding at June 30, 1998 and December 31, 1997 was U.S. dollar denominated.

      Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 1998, this requirement was exceeded by approximately $3.4 billion. At June 30, 1998, there were no borrowings outstanding under either facility.

      Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

      Short-term borrowings consisted of commercial paper outstanding as follows:

      (millions)                           June 30, 1998      December 31, 1997
      ----------                           -------------      -----------------
      Commercial Credit Company                $4,392               $3,871
      Travelers Property Casualty Corp.             -                  108
                                             ----------           ---------
                                               $4,392               $3,979
                                             ==========           =========

      Long-term debt, including its current portion, consisted of the following:

      (millions)                             June 30, 1998    December 31, 1997
      ----------                             -------------    -----------------
      Travelers Group Inc.                      $  1,975          $  1,695
      Salomon Smith Barney Holdings Inc.          20,988            19,064
      Commercial Credit Company                    6,300             6,300
      Travelers Property Casualty Corp.            1,250             1,249
      The Travelers Insurance Group Inc.              38                44
                                             ------------        ----------
                                                 $30,551           $28,352
                                             ============        ==========

      TRV, Commercial Credit Company (CCC), Travelers Property Casualty Corp.
      (TAP) and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Each maintains unused credit availability under its respective bank lines of credit (as discussed below) at least equal to the amount of its outstanding commercial paper. Each may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

      TRV, CCC and TIC have a five-year revolving credit facility which expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this facility is limited to $250 million. At August 6, 1998, $700 million was allocated to TRV and $300 million was allocated to CCC. Under this facility, the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $11.4 billion. At June 30, 1998, there were no borrowings outstanding under this facility.

      Currently, CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five-year facilities expiring in 2002 and $1.350 billion in a 364-day facility expiring in July 1999.

      CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1998, CCC would have been able to remit $672 million under its most restrictive covenants.

      TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $3.8 billion. At June 30, 1998, there were no borrowings outstanding under this facility.

      TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its subsidiaries are limited to $805 million in 1998 without the prior approval of the

      Connecticut Insurance Department. TAP received $220 million of dividends from its insurance subsidiaries during the first six months of 1998.

      TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first six months of 1998.

7.    Trading Derivatives

      The following table discloses the notional amounts of derivative financial instruments held by Salomon Smith Barney for trading purposes as of June 30, 1998 and December 31, 1997:

                                                                   June 30, 1998                     December 31, 1997
                                                        -----------------------------------   -------------------------------
                                                                       Current Market or                   Current Market or
                                                                           Fair Value                        Fair Value
                                                         Notional     --------------------    Notional   --------------------
(billions)                                               Amounts      Assets   Liabilities    Amounts    Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                $1,110.4       $   --    $  --         $940.5     $   --    $  --
   Other exchange-issued products:
      Equity contracts                                       7.6          0.2      0.3           10.6        0.2      0.4
      Fixed income contracts                               167.9          0.1      0.1          138.1         --       --
      Commodities contracts                                  2.3           --       --            3.5         --       --
-----------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                           1,288.2          0.3      0.4        1,092.7        0.2      0.4
-----------------------------------------------------------------------------------------------------------------------------
Over-the-counter swaps, swap options, caps and floors:
   Swaps                                                 1,685.5                              1,328.3
   Swaps options written                                    52.8                                 38.6
   Swap options purchased                                   66.4                                 48.8
   Caps and floors                                         171.5                                161.4
-----------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors           1,976.2          6.5      6.4        1,577.1        5.8      6.7
-----------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts                              138.6          1.3      1.2          111.3        1.0      1.0
   Options written                                          72.6           --      0.7           41.3         --      0.6
   Options purchased                                        58.5          0.8       --           37.7        0.6       --
-----------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options           269.7          2.1      1.9          190.3        1.6      1.6
-----------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices      58.1          3.1      3.7           54.8        1.8      2.7
   Options and forward contracts on fixed-income
   securities                                              511.1          0.3      0.3          343.4        0.3      0.1
   Commodities contracts                                    10.1          0.3      0.2           14.3        0.4      0.2
-----------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                           $4,113.4        $12.6    $12.9       $3,272.6      $10.1    $11.7
=============================================================================================================================

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

      The reserves carried for environmental and asbestos claims at June 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

Item 2.    MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                                          -----------------------------------------------
                                            Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                          -----------------------------------------------
(in millions, except per share amounts)      1998        1997        1998         1997
-----------------------------------------------------------------------------------------
Revenues                                  $  10,096   $   9,184   $   20,464   $   17,884
                                          =========   =========   ==========   ==========

Net income                                $   1,141   $     883   $    2,234   $    1,698
                                          =========   =========   ==========   ==========
Earnings per share:
   Basic                                  $    0.99   $    0.77   $     1.94   $     1.47
                                          =========   =========   ==========   ==========
   Diluted                                $    0.95   $    0.73   $     1.87   $     1.40
                                          =========   =========   ==========   ==========
Weighted average common shares
   outstanding (Basic)                      1,117.7     1,101.1      1,116.8      1,102.5
                                          =========   =========   ==========   ==========
Adjusted weighted average common shares
    outstanding (Diluted)                   1,172.1     1,178.0      1,170.5      1,179.6
                                          =========   =========   ==========   ==========

Results of Operations

Consolidated results of operations include the accounts of Travelers Group Inc.
(TRV) and its subsidiaries (collectively, the Company). Consolidated net income for the quarter ended June 30, 1998 was $1.141 billion, and includes reported investment portfolio gains of $28 million after tax and minority interest and a credit of $191 million representing a reduction in the restructuring reserve recorded in the fourth quarter of 1997 in connection with the Salomon Inc merger (see Note 3 of Notes to Condensed Consolidated Financial Statements). This compares with net income of $883 million in the 1997 period, which included reported investment portfolio gains of $6 million after tax and minority interest. Excluding portfolio gains and losses and the restructuring reserve credit, income from operations for the second quarter of 1998 increased $45 million or 5% over the comparable period in 1997, primarily reflecting improved performance at the consumer finance and insurance operations, offset by a decline in earnings at Salomon Smith Barney.

Consolidated net income for the six months ended June 30, 1998 was $2.234 billion, compared to $1.698 billion in the 1997 period. In addition to the reserve adjustment discussed above, the 1998 six-month period includes portfolio gains of $114 million compared to $15 million in portfolio gains in the 1997 period. Excluding these items, net income for the first six months of 1998 increased $246 million or 15% above the comparable period in 1997.

The following discussion presents in more detail each segment's performance.

        Segment Results for the Three Months Ended June 30, 1998 and 1997

Investment Services

                                                          Three Months Ended June 30,
                                        -------------------------------------------------------------------
                                                    1998                             1997
-----------------------------------------------------------------------------------------------------------
(millions)                                Revenues         Net income        Revenues        Net income
-----------------------------------------------------------------------------------------------------------
Investment banking and brokerage (1)        $5,582            $538            $5,116            $404
Asset management                               227              63               194              49
-----------------------------------------------------------------------------------------------------------
Salomon Smith Barney                        $5,809            $601            $5,310            $453
===========================================================================================================

(1) Net income in 1998 includes a $191 million after-tax credit to income resulting from adjustment of the restructuring reserve related to the merger with Salomon Inc.

Salomon Smith Barney reported earnings (before the above mentioned restructuring credit) of $410 million for the quarter ended June 30, 1998, compared to $453 million reported for the quarter ended June 30, 1997 reflecting lower earnings from principal transactions as a result of losses in global arbitrage and commodities trading. Revenues, net of interest expense were $2.742 billion in the 1998 quarter, relatively even with $2.732 billion in the 1997 quarter. Salomon Smith Barney's return on equity (before the restructuring credit) was 18.2% in the second quarter of 1998, down from 23.2% in the second quarter of 1997 and 23.1% in the first quarter of 1998. The pretax profit margin (before the restructuring credit) was 23.5% in the second quarter of 1998, down from 27.1% in the second quarter of 1997.

Salomon Smith Barney Revenues

                                                   Three Months ended June 30,
                                             -----------------------------------
(millions)                                           1998              1997
--------------------------------------------------------------------------------

Commissions                                       $   784           $   686
Investment banking                                    640               475
Principal transactions                                315               709
Asset management and administration fees              553               399
Interest income, net*                                 401               430
Other income                                           49                33
--------------------------------------------------------------------------------
Net revenues*                                     $ 2,742           $ 2,732
================================================================================

* Net of interest expense of $3.067 billion and $2.578 billion for the three-month period ended June 30, 1998 and 1997, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Commission revenues increased 14% to $784 million in the second quarter of 1998 from $686 million in the second quarter of 1997. This increase is a result of strong activity in sales of over-the-counter and listed securities and mutual fund commissions.

Investment banking revenues increased 35% to $640 million in the second quarter of 1998 up from $475 million in the second quarter of 1997. The increase in investment banking revenues reflect increases in all debt and equity underwriting categories including equities, high yield, public finance, high grade and unit trusts, as well as higher merger and acquisition advisory fees.

Principal transactions revenues declined sharply to $315 million, down $394 million from last year's second quarter and $464 million from the first quarter of 1998. The drop was a result of losses principally in the U.S. fixed income arbitrage business and from commodities trading conducted by Phibro Inc. In early July, the decision was made to restructure and significantly reduce the risk profile of the U.S. arbitrage group's activities because of the lessening profit opportunities and the growing risk and volatility of the markets.

Asset management and administration fees increased 39% to $553 million in the second quarter of 1998, up from $399 million in the second quarter of 1997. This reflects broad growth in all recurring fee-based products. At June 30, 1998, internally managed assets were $183.9 billion and total assets under fee-based management were $253.2 billion compared to $150.1 billion and $203.2 billion, respectively, at June 30, 1997.

Net interest and dividends decreased to $401 million in the second quarter of 1998, from $430 million in the second quarter of 1997 due to a decrease in the level of net interest-earning assets, partially offset by increased margin lending to clients.

Compensation and benefits expense, as a percentage of net revenues, for the second quarter of 1998 was 56.3% compared to 52.8% in the second quarter of 1997 and non-compensation expense (before the restructuring credit) as a percentage of net revenues was 20.2% in the 1998 quarter compared to 20.1% in the 1997 quarter. Salomon Smith Barney continues to maintain its focus on controlling fixed expenses.

Assets Under Fee-Based Management

                                                           At June 30,
                                                --------------------------------
(billions)                                            1998          1997
--------------------------------------------------------------------------------

Money market funds                                 $  51.1        $  44.3
Mutual funds                                          57.6           43.8
Managed accounts                                      60.9           52.2
--------------------------------------------------------------------------------
   Salomon Smith Barney Asset Management             169.6          140.3
Financial Consultant managed accounts                 14.3            9.8
--------------------------------------------------------------------------------
   Total internally managed accounts                 183.9          150.1
Consulting Group externally managed assets            69.3           53.1
--------------------------------------------------------------------------------
   Total assets under fee-based management         $ 253.2        $ 203.2
================================================================================

Although included in Salomon Smith Barney's overall results, the following highlights the revenues and operating earnings of the asset management division:

                                                                   Three months ended June 30,
                                                                --------------------------------
(millions)                                                           1998           1997
------------------------------------------------------------------------------------------------
Revenues:
   Investment advisory, administration and distribution fees        $ 214          $ 173
   Unit Investment Trust revenues - net                                 7              7
   Other revenues                                                       6             14
------------------------------------------------------------------------------------------------
   Total revenues                                                   $ 227          $ 194
================================================================================================
Operating earnings                                                  $  63          $  49
================================================================================================

The division's 29% increase in earnings reflects continued strength in mutual funds, managed accounts, and its share of unit trust revenues, as well as the acquisition of $5.9 billion of Common Sense(R) Trust assets at year-end 1997.

At June 30, 1998, assets under fee-based management for Salomon Smith Barney Asset Management consisted of 30% in money market funds, 34% in mutual funds and 36% in accounts managed for high net worth individuals, pension funds, corporations and other institutions. Investment advisory, administration and distribution fees rose 24% to $214 million in the second quarter of 1998, reflecting a 21% increase in assets under fee-based management from the comparable period last year.

In the mutual fund sector, dollar inflows increased and performance continued to show improvement. In addition, during the first half of the year, sales of proprietary mutual funds rose 48%, and they accounted for an increasing percentage - 28% in the second quarter of 1998 compared to 25% in the 1997 period - of Salomon Smith Barney's total mutual fund sales.

New products successfully introduced recently include the closed-end Salomon Brothers High Income Fund II which raised $985 million. In addition, the acquisition of the asset management business of J.P. Morgan Australia, with $4.8 billion (U.S.) under management closed in July 1998.

Consumer Finance Services

                                         Three Months Ended June 30,
                            ----------------------------------------------------
(millions)                           1998                       1997
--------------------------------------------------------------------------------
                             Revenues     Net income     Revenues    Net income
--------------------------------------------------------------------------------

Consumer Finance Services      $514            $69         $380          $54
================================================================================

Earnings in the second quarter of 1998 were $69 million compared to $54 million in the second quarter of 1997. This segment's performance reflects continued internal receivables growth in all major products, an improved charge-off rate and the integration of Security Pacific Financial Services (Security Pacific) into the Commercial Credit Company branch system since July 1997.

Net receivables owned reached a record $12.1 billion, up 34% from the prior year period and up $1.032 billion or 9% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Most of the receivables growth was in real estate-secured loans, which reflects the strength of this product among Primerica Financial Services (PFS) representatives as well as strong sales in the branch network. On a managed basis, including securitized assets, receivables totaled $12.3 billion, an increase of $1.1 billion from year-end 1997.

During the second quarter of 1998, the average yield on owned receivables was 14.15%, down from 14.42% in the second quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate loans, which have lower margins. At June 30, 1998, the owned portfolio consisted of 47% real estate-secured loans, 34% personal loans, 12% credit cards and 7% sales finance and other.

The charge-off rate on owned receivables of 2.66% in the second quarter of 1998 continued to improve from 2.82% in the second quarter of 1997 and from 2.75% in the first quarter of 1998. Delinquencies over 60 days on owned receivables were 2.23% at June 30, 1998, up from 2.14% at June 30 1997, which did not include Security Pacific, and down from 2.33% at March 31, 1998.

                                                    As of, or for the
                                               Three Months Ended June 30,
                                            --------------------------------
                                                  1998          1997
                                            --------------------------------
Allowance for credit losses as a % of
  net outstandings                                2.87%         2.91%

Charge-off rate for the period                    2.66%         2.82%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end              2.23%         2.14%

Life Insurance Services

                                                Three Months Ended June 30,
                                   -----------------------------------------------------
                                              1998                      1997
                                   -----------------------------------------------------
(millions)                            Revenues     Net income   Revenues     Net income
----------------------------------------------------------------------------------------
Travelers Life and Annuity(1)         $   800          $152      $   666        $ 115
Primerica Financial Services(2)           421           104          375           81
----------------------------------------------------------------------------------------
Total Life Insurance Services         $ 1,221          $256      $ 1,041        $ 196
========================================================================================

(1) Net income includes $22 million and $10 million of reported investment portfolio gains in 1998 and 1997, respectively.

(2) Net income includes $1 million of reported investment portfolio losses in 1997.

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

Earnings before portfolio gains increased 24% to $130 million in the second quarter of 1998, from $105 million in the comparable 1997 period. These record earnings were largely driven by double-digit growth in business volume in all product lines and strong investment income. The substantial increase in investment income for the quarter resulted primarily from participation in partnership investment interests.

In deferred annuities, significant sales through Salomon Smith Barney Financial Consultants and Copeland, combined with favorable market returns from variable annuities, drove account balances to $18.151 billion at June 30, 1998, up 23% or $3.434 billion from a year ago. Net written premium and deposits for the quarter were up 23% to $774.3 million, of which more than 75% was generated by cross-selling through Salomon Smith Barney Financial Consultants and Copeland. Net written premium and deposits through Salomon Smith Barney rose 18% to $269 million, while Copeland's net written premium and deposits increased 21% to $315 million, reflecting growth in its core business and continued success with the Salomon Smith Barney joint venture in the small company segment of the 401(k) market. New annuity products have also been introduced to the Primerica Financial Services distribution network, and there has been a launch of a pilot program through Citibank's branch network.

Payout and group annuity account balances and benefit reserves reached $12.673 billion at June 30, 1998, up 10% from a year ago. The revitalization of this business is reflected in the 63% increase in net written premiums and deposits (excluding the Company's employee pension plan deposits) in the second quarter of 1998 to $1.028 billion, up from $632.0 million in the comparable 1997 period.

For individual life insurance, net written premiums and deposits in the second quarter of 1998 were $82.7 million, up 22% from $68.0 million in the second quarter of 1997. Single deposits rose nearly 50% to $20.5 million. Sales by Salomon Smith Barney in the second quarter of 1998 increased to over 30% of new periodic premium and single deposits. Life insurance in force was $53.2 billion at June 30, 1998, up $2.5 billion from a year ago.

Earned premiums for the growing long-term care insurance product line increased 25% to $48.7 million in the second quarter of 1998 from $39.1 million in the second quarter of 1997. Sales through Salomon Smith Barney and other TRV subsidiaries represented over 25% of total sales for the quarter.

Primerica Financial Services

Earnings before portfolio gains for the second quarter of 1998 increased 26% to $104 million from $82 million in the second quarter of 1997, reflecting continued success at cross-selling a range of products, growth in life insurance in force, favorable mortality experience and disciplined expense management.

Life insurance in force reached a record $377.5 billion at June 30, 1998, up 3% from June 30, 1997, reflecting good policy persistency and stable sales growth. New term life insurance sales during the second quarter of 1998 were $15.8 billion in face value, up from $14.1 billion in the second quarter of 1997. Although the number of policies issued declined quarter-over-quarter, the average face amount per policy issued during the second quarter of 1998 continued to rise, reaching $224,975.

Cross-selling ventures demonstrated continued success. During the second quarter of 1998, earnings related to the distribution of non-life insurance products accounted for $23.0 million, or 22%, of PFS's operating earnings, an increase of 73% from the prior year quarter.

Sales of mutual funds (at net asset value) were $833.2 million for the second quarter of 1998, a 24% increase over second quarter 1997 sales of $669.4 million despite some softness in the Canadian mutual fund market. During the second quarter 1998, Salomon Smith Barney funds accounted for 56% of PFS's U.S. sales and 48% of total sales.

Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Commercial Credit was up almost 25% to $421.2 million in the second quarter of 1998. The TRAVELERS SECURE(R) line of property and casualty insurance products showed strong growth, with premiums up 267% to $55.8 million and the number of policies sold in the second quarter of 1998 up 80% to almost 40,000. Since the beginning of 1998 the number of agents licensed to sell auto and homeowners insurance jumped almost 30% to over 11,100 individuals. Variable annuity sales also climbed, reaching net written premiums and deposits of $175.2 million in the second quarter of 1998.

One of the primary factors in PFS's cross-selling success, the Financial Needs Analysis (FNA), continues to help the company's Personal Financial Analysts define and address their client's needs. More than 271,000 FNA's were submitted since the beginning of 1998, indicating the potential that more than one-half million people will have an analysis performed for them before year-end 1998.

Property & Casualty Insurance Services

                                                        Three Months Ended June 30,
                                              -------------------------------------------
(millions)                                             1998                    1997
-----------------------------------------------------------------------------------------
                                                              Net                    Net
                                                            income                 income
                                              Revenues      (loss)     Revenues    (loss)
-----------------------------------------------------------------------------------------
Commercial(1)(2)                               $1,620     $  235        $1,612     $  209
Personal(1)(3)                                    910        107           815         97
Financing costs and other(1)                        2        (29)            4        (30)
Minority interest                                  --        (52)           --        (49)
-----------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services   $2,532     $  261        $2,431     $  227
=========================================================================================

(1)   Before minority interest.
(2) Net income includes $7 million of reported investment portfolio gains in 1998.
(3) Net income includes $4 million of reported investment portfolio losses in 1997.

Earnings before portfolio gains and minority interest increased 9% to $306 million in the second quarter of 1998 from $280 million in the second quarter of 1997. This increase in earnings was primarily the result of increased after-tax net investment income and continued productivity improvements and expense savings, partially offset by increased catastrophe losses.

Commercial Lines

Earnings before portfolio gains increased 9% to $228 million in the second quarter of 1998 from $209 million in the second quarter of 1997, primarily reflecting strong net investment income and continued expense savings, partially offset by increased losses from catastrophes and other weather-related events. Catastrophe losses in the second quarter of 1998 were $10.4 million after taxes and reinsurance, primarily due to tornadoes in Nashville, Tennessee, compared to insignificant losses in the prior year period.

Commercial Lines net written premiums for the second quarter of 1998 totaled $1.121 billion, compared to $1.141 billion in the second quarter of 1997. The decrease was driven by lower premiums from involuntary workers' compensation pools. Also, net written premium levels continue to be unfavorably impacted by the difficult pricing environment and reflect the Company's disciplined approach to underwriting and risk management.

Fee income for the second quarter of 1998 was $76.9 million, a $14.5 million decrease from the second quarter of 1997. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $121.6 million for the second quarter of 1998 decreased $28.1 million from the second quarter of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business and the business retention ratio were significantly lower in the second quarter of 1998 than in the second quarter of 1997, reflecting the addition of one large account in the second quarter of 1997 and the loss of one large account in the second quarter of 1998.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $440.8 million in the second quarter of 1998 compared to $453.0 million in the second quarter of 1997. The decrease in net written premiums reflected continued pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management, partially offset by growth through programs designed to leverage underwriting experience in specific industries. Commercial Accounts new business in the second quarter of 1998 was significantly lower than in the second quarter of 1997. Commercial Accounts business retention ratio was moderately lower in the second quarter of 1998 than in the second quarter of 1997. New business and business retention ratios reflected the Company's focus on maintaining its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $393.7 million in the second quarter of 1998 compared to $369.6 million in the second quarter of 1997. The increase in Select Accounts net written premiums was due to a decrease in ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was virtually the same in the second quarter of 1998 and 1997. Select Accounts business retention ratio remained strong in the second quarter of 1998 and was virtually the same as the second quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $164.7 million in the second quarter of 1998 compared to $168.4 million in the second quarter of 1997. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the second quarter of 1998 was 109.8% compared to 109.7% in the second quarter of 1997. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the second quarter of 1998 was 109.9% compared to 110.0% in the second quarter of 1997. Although the combined ratios remained relatively flat, the loss and loss adjustment expense ratio component increased in the second quarter of 1998 compared to the second quarter of 1997 due to higher catastrophe and other weather-related property losses and lower fee income, and was offset by a decrease in the underwriting expense ratio component due to continued expense savings.

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

Personal Lines

Earnings before portfolio gains/losses were $107 million in the second quarter of 1998, compared to $101 million in the second quarter of 1997. The 1998 results were driven by strong net investment income and an increase in production and were partially offset by higher catastrophe losses and an increase in investments in service centers and market expansions. Catastrophe losses, after taxes and reinsurance, were $13.1 million in the second quarter of 1998 compared to $4.5 million in the 1997 quarter. The 1998 catastrophe losses were due to tornadoes and wind and hail storms in the Southeast and Midwest.

Net written premiums in the second quarter of 1998 grew 17% over the prior year to $873.9 million. This increase reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. Business retention continued to be strong.

The statutory combined ratio for Personal Lines in the second quarter of 1998 was 92.9% compared to 92.8% in the 1997 second quarter. The GAAP combined ratio for Personal Lines in the second quarter of 1998 was 91.5% compared to 92.1% in the 1997 second quarter. Although the combined ratios remained relatively flat, the loss and loss adjustment expense ratio component increased in the second quarter of 1998 compared to the second quarter of 1997 due to the higher level of catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, and was offset by a decrease in the underwriting expense ratio component due to benefits from productivity improvements as premium levels increase.

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

Financing Costs and Other

The primary component of net income (loss) in the second quarter of 1998 and 1997 was interest expense of $26 million after tax, reflecting financing costs associated with the 1996 acquisition of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C).

Corporate and Other

                                          Three Months Ended June 30,
                            ----------------------------------------------------
(millions)                           1998                       1997
--------------------------------------------------------------------------------
                                          Net income                 Net income
                            Revenues      (expense)    Revenues      (expense)
--------------------------------------------------------------------------------
Total Corporate and Other        $20          $(46)         $22          $(47)
================================================================================

Net treasury and corporate staff expenses for the second quarter of 1998 were approximately even with the prior year period.

         Segment Results for the Six Months Ended June 30, 1998 and 1997

The overall operating trends for the six months ended June 30, 1998 and 1997 were substantially the same as those of the second quarter periods except as noted below:

Investment Services

                                                              Six Months Ended June 30,
                                      ---------------------------------------------------------------------------
                                                   1998                                     1997
-----------------------------------------------------------------------------------------------------------------
(millions)                               Revenues        Net income             Revenues          Net Income
-----------------------------------------------------------------------------------------------------------------

Investment banking and brokerage(1)       $11,414          $   981              $  9,807              $772
Asset management                              452              123                   380                93
-----------------------------------------------------------------------------------------------------------------
Salomon Smith Barney                      $11,866          $ 1,104              $ 10,187              $865
=================================================================================================================

(1) Net income in 1998 includes a $191 million after-tax credit to the restructuring charge related to the merger with Salomon Inc.

For the six months ended June 30, 1998 Salomon Smith Barney reported earnings (before the restructuring reserve credit) of $913 million, an increase of 6% from the $865 million reported for the six months ended June 30, 1997. Revenues, net of interest expense, increased 8% to $5.876 billion in the 1998 period compared to $5.440 billion in the 1997 period. Salomon Smith Barney's return on equity (before the restructuring credit) was 20.6% in the first half of 1998, down from 22.5% in the first half of 1997. The pretax profit margin (before the restructuring credit) was 24.8% in the first half of 1998, down from 26.1% in the first half of 1997.

Salomon Smith Barney Revenues

                                                     Six Months Ended June 30,
                                               ---------------------------------
(millions)                                            1998                1997
--------------------------------------------------------------------------------

Commissions                                          $1,579             $1,402
Investment banking                                    1,268                959
Principal transactions                                1,095              1,471
Asset management and administration fees              1,051                788
Interest income, net*                                   796                752
Other income                                             87                 68
================================================================================
Net revenues*                                        $5,876             $5,440
================================================================================

* Net of interest expense of $5.990 billion and $4.747 billion for the six-month period ended June 30, 1998 and 1997, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Commission revenues increased 13% to $1.579 billion in the 1998 period from $1.402 billion in the 1997 period. Investment banking revenues increased 32% to $1.268 billion in the 1998 period, up from $959 million in the 1997 period. Principal transaction revenues declined to $1.095 billion in the 1998 period from $1.471 billion in the 1997 period. Asset management and administration fees increased 34% to $1.051 billion in the 1998 period, up from $788 million in the 1997 period. Net interest and dividends increased 6% to $796 million in the 1998 period, up from $752 million in the 1997 period.

Compensation and benefits expense, as a percentage of net revenues, for the six months of 1998 was 55.6% compared to 53.7% in the first six months of 1997 and non-compensation expense (before the restructuring credit) as a percentage of net revenues was 19.6% in the 1998 period compared to 20.2% in the 1997 period.

The following highlights the revenues and operating earnings of the asset management division:

                                                                  Six Months Ended June 30,
                                                               ------------------------------------
(millions)                                                          1998               1997
---------------------------------------------------------------------------------------------------

Revenues:
   Investment advisory, administration and distribution fees         $416               $341
   Unit Investment Trust revenues - net                                20                 16
   Other revenues                                                      16                 23
---------------------------------------------------------------------------------------------------
   Total revenues                                                    $452               $380
===================================================================================================
Operating earnings                                                   $123               $ 93
===================================================================================================

The division's 32% increase in earnings reflects continued strength in mutual funds, managed accounts, and its share of unit trust revenues, as well as the acquisition of $5.9 billion of Common Sense(R) Trust assets at year-end 1997.

Investment advisory, administration and distribution fees rose 22% to $416 million in the first six months of 1998, compared to $341 million in the comparable period last year.

Consumer Finance Services

                                           Six Months Ended June 30,
                           -----------------------------------------------------
(millions)                          1998                       1997
--------------------------------------------------------------------------------
                             Revenues   Net income     Revenues      Net income
--------------------------------------------------------------------------------

Consumer Finance Services        $999         $129         $757            $101
================================================================================

During the first six months of 1998, the average yield on owned receivables was 14.17%, down from 14.53% in the first six months of 1997. The charge-off rate on owned receivables of 2.71% in the first six months of 1998 was improved from the 2.88% rate in the first six months of 1997.

Life Insurance Services

                                                   Six Months Ended June 30,
                                 -----------------------------------------------------------------
                                           1998                                 1997
                                 -----------------------------------------------------------------
(millions)                         Revenues       Net income            Revenues        Net income
--------------------------------------------------------------------------------------------------
Travelers Life and Annuity(1)        $1,572             $320              $1,284             $220
Primerica Financial Services            822              199                 750              160
--------------------------------------------------------------------------------------------------
Total Life Insurance Services        $2,394             $519              $2,034             $380
==================================================================================================

(1) Net income includes $72 million and $15 million of reported investment portfolio gains in 1998 and 1997, respectively.

Travelers Life and Annuity

Deferred annuities, net written premium and deposits for the first six months of 1998 were up 33% to $1.594 billion from $1.202 billion in the first six months of 1997.

Group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) in the first six months of 1998 were $1.883 billion, up from $1.279 billion in the comparable 1997 period.

For individual life insurance, net written premiums and deposits in the first six months of 1998 were $167.9 million, up 22% from $137.8 million in the first six months of 1997. Single deposits were $44.3 million compared to $25.6 million in the 1997 period.

Earned premiums for the growing long-term care insurance product line increased 27% to $94.3 million in the first six months of 1998 from $74.0 million in the first six months of 1997.

Primerica Financial Services

New term life insurance sales during the first six months of 1998 were $28.8 billion in face value, up from $26.1 billion in the first six months of 1997.

During the first six months of 1998, earnings related to the distribution of non-life insurance products accounted for $42.6 million, or 21%, of PFS's operating earnings, an increase of 55% from the prior year period.

Sales of mutual funds (at net asset value) were $1.602 billion for the first six months of 1998, a 15% increase over the first six months of 1997 sales of $1.391 billion.

Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products was up 20% to $753.7 million in the first six months of 1998. The TRAVELERS SECURE(R) line of property and casualty insurance products showed strong growth, with premiums up almost four-fold to $93.8 million. Variable annuity sales also climbed, reaching net written premiums and deposits of $301.5 million in the first six months of 1998.

Property & Casualty Insurance Services

                                                             Six Months Ended June 30,
                                                 --------------------------------------------------
(millions)                                               1998                       1997
---------------------------------------------------------------------------------------------------
                                                                 Net                        Net
                                                               income                     income
                                                  Revenues     (loss)        Revenues     (loss)
---------------------------------------------------------------------------------------------------
Commercial(1)(2)                                    $3,317       $495        $  3,236      $410
Personal(1)(3)                                       1,803        223           1,620       202
Financing costs and other(1)                             6        (58)              6       (63)
Minority interest                                       --       (110)             --       (98)
---------------------------------------------------------------------------------------------------
Total Property & Casualty Insurance Services        $5,126       $550        $  4,862      $451
===================================================================================================

(1)   Before minority interest.
(2) Net income includes $42 million and $8 million of reported investment portfolio gains in 1998 and 1997, respectively.
(3) Net income includes $8 million of reported investment portfolio gains in 1998 and $7 million of reported investment portfolio losses in 1997.

Commercial Lines

Commercial Lines net written premiums for the first six months of 1998 totaled $2.333 billion, compared to $2.479 billion in the first six months of 1997. The first six months of 1997 net written premiums included an adjustment of $142 million due to a change to conform the Aetna P&C method with The Travelers Indemnity Company and its subsidiaries (Travelers P&C) method of recording certain net written premiums.

Fee income for the first six months of 1998 was $158.9 million, a $29.5 million decrease from the first six months of 1997.

National Accounts net written premiums of $308.2 million for the first six months of 1998 decreased $63.1 million from the first six months of 1997. National Accounts new business in the first six months of 1998 was significantly lower compared to the first six months of 1997. National Accounts business retention ratio was moderately lower in the first six months of 1998 compared to the first six months of 1997. New business and business retention ratios reflect the addition of one large account in the second quarter of 1997 and the loss of one large account in the second quarter of 1998. Excluding the above, National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts net written premiums were $903.4 million in the first six months of 1998 compared to $1.014 billion in the first six months of 1997. The 1997 net written premiums included an adjustment of $127.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums increased slightly reflecting lower ceded premiums, partially offset by pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. For the first six months of 1998, new premium business in Commercial Accounts significantly declined compared to the first six months of 1997, reflecting the Company's focus on obtaining new business accounts where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in the first six months of 1998 remained substantially the same compared to the first six months of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums were $772.3 million in the first six months of 1998 compared to $733.3 million in the first six months of 1997. The 1997 net written premiums included an adjustment of $15.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. New premium business in Select Accounts was moderately higher in the first six months of 1998 compared to the first six months of 1997, reflecting the broader industry and product line expertise of the Company. Select Accounts business retention ratio remained strong in the first half of 1998 and was virtually the same as that in the first half of 1997.

Specialty Accounts net written premiums were $348.7 million in the first six months of 1998 compared to $361.0 million in the first six months of 1997.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the first six months of 1998 was 108.2% compared to 109.3% in the first six months of 1997. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the first six months of 1998 was 108.9% compared to 108.5% in the first six months of 1997.

The 1997 first six months statutory and GAAP combined ratios for Commercial Lines include an adjustment due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 1997 would have been 110.1% and 110.3%, respectively. The decrease in the first six months of 1998 statutory and GAAP combined ratios compared to the first six months of 1997 statutory and GAAP combined ratios, excluding this adjustment, was due to continued productivity improvements and favorable loss experience, partially offset by higher catastrophe and other weather-related losses and lower fee income.

Personal Lines

Total net written premiums in the first six months of 1998 grew 16% over the prior year to $1.680 billion, excluding a one-time adjustment in 1997 of $68.7 million due to a change in the quota share reinsurance arrangement.

The statutory combined ratio for Personal Lines in the first six months of 1998 was 93.1% compared to 91.5% in the 1997 first six months. The GAAP combined ratio for Personal Lines in the first six months of 1998 was 91.9% compared to 90.4% in the first six months of 1997.

The 1997 first six months statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first six months of 1997 would have been 91.3% and 91.7%, respectively. The increase in the first six months of 1998 statutory and GAAP combined ratios compared to the first six months of 1997 statutory and GAAP combined ratios, excluding this adjustment, was due to higher catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

Financing Costs and Other

The primary component of net income (loss) in the first six months of 1998 was interest expense of $53 million after tax, compared to $52 million after tax in the first six months of 1997, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

Environmental Claims

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 1998, approximately 19% of the net aggregate reserve (i.e., approximately $191 million) consists of case reserve for resolved claims. The balance, approximately 81% of the net aggregate reserve (i.e., approximately $819 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997.

Environmental Losses                    Six Months Ended       Six Months Ended
(millions)                                June 30, 1998         June 30, 1997
                                       ------------------     ------------------

Beginning reserves:
  Direct                                      $1,193                $1,369
  Ceded                                          (74)                 (127)
                                           -----------           -----------
  Net                                          1,119                 1,242
Incurred losses and loss expenses:
  Direct                                          54                    38
  Ceded                                          (27)                   (2)
Losses paid:
  Direct                                         189                   100
  Ceded                                          (53)                  (45)
Ending reserves:
  Direct                                       1,058                 1,307
  Ceded                                          (48)                  (84)
                                           -----------           -----------
  Net                                         $1,010                $1,223
                                           ===========           ===========

Asbestos Claims

At June 30, 1998, approximately 29% of the net aggregate reserve (i.e., approximately $314 million) is for pending asbestos claims. The balance, approximately 71% (i.e., approximately $771 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses                            Six Months Ended     Six Months Ended
(millions)                                  June 30, 1998        June 30, 1997
                                           ----------------     ----------------

Beginning reserves:
  Direct                                        $1,363               $1,443
  Ceded                                           (249)                (370)
                                             -----------          -----------
  Net                                            1,114                1,073
Incurred losses and loss expenses:
  Direct                                            62                   37
  Ceded                                            (28)                 (14)
Losses paid:
  Direct                                            98                   89
  Ceded                                            (35)                 (58)
Ending reserves:
  Direct                                         1,327                1,391
  Ceded                                           (242)                (326)
                                             -----------          -----------
  Net                                           $1,085               $1,065
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

The reserves carried for environmental and asbestos claims at June 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At June 30, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $189 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $866 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses                              Six Months Ended      Six Months Ended
(millions)                                  June 30, 1998        June 30, 1997
                                          ----------------      ----------------

Beginning reserves:
  Direct                                       $1,520               $1,560
  Ceded                                          (432)                (446)
                                             -----------          -----------
  Net                                           1,088                1,114
Incurred losses and loss expenses:
  Direct                                          (18)                  12
  Ceded                                            15                   --
Losses paid:
  Direct                                           35                   36
  Ceded                                            (5)                 (15)
Ending reserves:
  Direct                                        1,467                1,536
  Ceded                                          (412)                (431)
                                             -----------          -----------
  Net                                          $1,055               $1,105
                                             ===========          ===========

Corporate and Other

                                          Six Months Ended June 30,
                           -----------------------------------------------------
(millions)                         1998                      1997
--------------------------------------------------------------------------------
                                        Net income                  Net income
                           Revenues     (expense)    Revenues       (expense)
--------------------------------------------------------------------------------
Total Corporate and Other       $79         $(68)         $44           $(99)
================================================================================

Net treasury and corporate staff expenses for the first six months of 1998 were up from the prior year period. The decline in total operating expense for the segment reflects income from the disposition of a real estate development property in the first quarter of 1998.

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

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. At August 6, 1998, $700 million was allocated to TRV and $300 million was allocated to CCC. Under this facility, TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $11.4 billion. At June 30, 1998, there were no borrowings outstanding under this facility.

As of August 6, 1998, TRV had unused credit availability of $700 million under the five-year revolving credit facility. TRV may borrow under this revolving credit facility at various interest rate options (LIBOR, CD and base rate) and compensates the banks for the facility through commitment fees.

Commercial Credit Company (CCC)

CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. Currently CCC has unused credit availability of $3.700 billion under five-year revolving credit facilities, including the $300 million referred to above, and $1.350 billion under a 364-day facility. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1998, CCC would have been able to remit $672 million to its parent under its most restrictive covenants.

Travelers Property Casualty Corp. (TAP)

TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. TAP may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through commitment fees. Under this facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $3.8 billion. At June 30, 1998, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP has received $220 million of dividends from its insurance subsidiaries during the first six months of 1998.

Salomon Smith Barney

Salomon Smith Barney's total assets were $304 billion at June 30, 1998, up from $277 billion at December 31, 1997. Due to the nature of trading activities, including matched book activities, it is not uncommon for asset levels to fluctuate from period to period. Salomon Smith Barney's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 1998, this requirement was exceeded by approximately $3.4 billion. At June 30, 1998, there were no outstanding borrowings under either facility. Salomon Smith

Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of the Salomon Smith Barney's long-term capital. Term debt totaled $21.0 billion at June 30, 1998, compared with $19.1 billion at December 31, 1997.

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

Salomon Smith Barney monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, Salomon Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that its access to uncollateralized financing is temporarily impaired. Its liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis which is utilized to determine the ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, Salomon Smith Barney monitors its leverage and capital ratios on a daily basis.

Salomon Smith Barney's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of Salomon Smith Barney's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The trading portfolio of high yield securities owned is carried at market or fair value and totaled $7.4 billion at June 30, 1998, the largest high yield exposure to one counterparty was $649 million.

The Travelers Insurance Company (TIC)

At June 30, 1998, TIC had $25.0 billion of life and annuity product deposit funds and reserves. Of that total, $13.2 billion is not subject to discretionary withdrawal based on contract terms. The remaining $11.8 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.2 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.1 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.5 billion of liabilities is surrenderable without charge. More than 14% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. TIC may borrow under this revolving credit facility at various rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first six months of 1998.

Future Application of Accounting Standards

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the pending Citicorp merger and the pending global strategic alliance with The Nikko Securities Co., Ltd.; customer responsiveness to both new products and distribution channels; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      For information concerning nine purported class actions, with substantially the same allegations, commenced in various courts against certain subsidiaries of Travelers Property Casualty Corp. ("TAP"), see the description that appears in the third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1997 (File No. 1-14328), which description is incorporated by reference herein. For information concerning six additional purported class actions, with substantially the same allegations as those described above, recently commenced in various courts against certain subsidiaries of TAP, see the description that appears in the first paragraph under the caption "Legal Proceedings" on page 25 of the Quarterly Report on Form 10-Q of TAP for the quarter ended June 30, 1998 (File No. 1-14328), which description is incorporated by reference herein. Copies of the foregoing descriptions are included as exhibits to this Form 10-Q.

      For information concerning a complaint filed by the Antitrust Division of the U.S. Department of Justice against 24 market makers in certain NASDAQ stocks, including Salomon Brothers Inc and Smith Barney Inc., see the description that appears in the fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. ("SSBH") for the year ended December 31, 1997 (File No. 1-4346), which description is incorporated by reference herein. For recent developments in this matter, see the description that appears in the first paragraph under the caption "Legal Proceedings" on page 20 of the Quarterly Report on Form 10-Q of SSBH for the quarter ended June 30, 1998 (File No. 1-4346), which description is incorporated by reference herein. Copies of the foregoing descriptions are included as exhibits to this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Stockholders of Travelers Group Inc. (the "Company") was held on July 22, 1998. At the meeting, (i) The Agreement and Plan of Merger, dated as of April 5, 1998 by and between the Company and Citicorp and the transactions contemplated thereby, including the issuance of the Company's common stock pursuant to the merger (the "Merger") of Citicorp with and into a subsidiary of the Company and the change of the Company's name to "Citigroup Inc." following the Merger was approved and (ii) an amendment to the Company's Restated Certificate of Incorporation to increase to 6 billion the shares of common stock authorized for issuance was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                   For      Against/Withheld         Abstained    Broker Non-Votes
                                   ---      ----------------         ---------    ----------------

Approval of Transactions
Related to the Merger:         884,910,919         7,586,649         2,786,362        132,569,928

Approval of Amendment
to Restated Certificate
of Incorporation:              972,353,319        50,815,270         4,685,269             0

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            On April 6, 1998, the Company filed a Current Report on Form 8-K, dated April 6, 1998, reporting under Item 5 thereof that it had entered into a definitive merger agreement with Citicorp and filing a related exhibit under Item 7 thereof.

            On April 9, 1998, the Company filed a Current Report on Form 8-K, dated April 8, 1998, filing under Items 5 and 7 thereof certain pro forma and historical financial information related to the Citicorp transaction.

            On April 22, 1998, the Company filed a Current Report on Form 8-K, dated April 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1998, and certain other selected financial data.

            On June 8, 1998, the Company filed a Current Report on Form 8-K, dated June 1, 1998, reporting under Item 5 thereof certain proposed transactions between the Company and The Nikko Securities Co., Ltd.

            No other reports on Form 8-K were filed during the second quarter of 1998; however, on July 22, 1998, the Company filed a Current Report on Form 8-K, dated July 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1998, and certain other selected financial data.

                                  EXHIBIT INDEX

Exhibit
Number        Description of Exhibit
------        ----------------------

3.01          Restated Certificate of Incorporation of Travelers Group Inc.
              (the "Company"), Certificate of Amendment to the Restated Certificate of Incorporation, filed April 26, 1995, Certificate of Amendment to the Restated Certificate of Incorporation, filed, April 24, 1996, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, Certificate of Amendment to the Restated Certificate of Incorporation, filed April 22, 1998, Certificate of Designation of 6.365% Cumulative Preferred Stock, Series F, Certificate of Designation of 6.213% Cumulative Preferred Stock, Series G, Certificate of Designation of 6.231% Cumulative Preferred Stock, Series H, Certificate of Designation of Series I Cumulative Convertible Preferred Stock, Certificate of Designation of 8.08% Cumulative Preferred Stock, Series J, Certificate of Designation of 8.40% Cumulative Preferred Stock, Series K, Certificate of Designation of 9.50% Cumulative Preferred Stock, Series L, Certificate of Designation of 5.864% Cumulative Preferred Stock, Series M, and Certificate of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9924).

3.02 By-Laws of the Company, as amended through April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9924).

10.01+ Amendment to the Salomon Inc Equity Partnership Plan for Key Employees (effective March 25, 1998).

12.01+        Computation of Ratio of Earnings to Fixed Charges.

27.01+        Financial Data Schedule.

99.01+ The third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of Travelers Property Casualty Corp. ("TAP") for the fiscal year ended December 31, 1997 (File No. 1-14328).

99.02+ The paragraph under the caption "Legal Proceedings" on page 25 of the Quarterly Report on Form 10-Q of TAP for the quarter ended June 30, 1998 (File No. 1-14328).

99.03+ The fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of Salomon Smith Barney Holdings Inc. ("SSBH") for the fiscal year ended December 31, 1997 (File No. 1-4346).

99.04+ The first paragraph under the caption "Legal Proceedings" on page 20 of the Quarterly Report on Form 10-Q of SSBH for the quarter ended June 30, 1998 (File No. 1-4346).

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

----------
+  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Travelers Group Inc.


Date:  August 13, 1998                  By            /s/ Heidi Miller
                                              ----------------------------------
                                                         Heidi Miller
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 13, 1998                  By            /s/ Irwin Ettinger
                                              ----------------------------------
                                                         Irwin Ettinger
                                                  Executive Vice President and
                                                    Chief Accounting Officer
                                                 (Principal Accounting Officer)