Form 10-Q
period 1998-09-30
CITIGROUP INC
filed 1998-11-13
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q


         /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to _______

                               ------------------

                         Commission file number-1-9924

                               ------------------

                                 Citigroup Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                           52-1568099
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                    399 Park Avenue, New York, New York 10040
               (Address of principal executive offices) (Zip Code)

                                 (212) 559-1000
              (Registrant's telephone number, including area code)

                              Travelers Group Inc.
                    388 Greenwich Street, New York, NY 10013
                            (Former name and address)

                               ------------------

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

         Common stock outstanding as of October 31, 1998: 2,271,966,743

                              Travelers Group Inc.

                                TABLE OF CONTENTS

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV) in a transaction accounted for under the pooling of interests method. Generally accepted accounting principles do not permit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include a period subsequent to the date of consummation. The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997 include only the accounts and results of TRV and its subsidiaries (collectively, the Company). On October 8, 1998, TRV changed its name to Citigroup Inc. (Citigroup). The pooling of interests method of accounting requires the restatement of all periods presented as if TRV and Citicorp had always been combined. Therefore, beginning in the fourth quarter of 1998, which will include the date of consummation of the merger (October 8, 1998), financial statements for all periods presented will be restated to include the accounts and results of Citicorp.

                         Part I - Financial Information


Item 1.    Financial Statements:                                                                  Page No.
                                                                                                  --------
    Condensed Consolidated Statement of Income (Unaudited) -
      Three and Nine Months Ended September 30, 1998 and 1997 .....................................   3

    Condensed Consolidated Statement of Financial Position -
      September 30, 1998 (Unaudited) and December 31, 1997 ........................................   4

    Condensed Consolidated Statement of Changes in Stockholders' Equity
      (Unaudited) - Nine Months Ended September 30, 1998 ..........................................   5

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1998 and 1997 ...............................................   6

    Notes to Condensed Consolidated Financial Statements (Unaudited) ..............................   7


Item 2.    Management's Discussion and Analysis of Financial
    Condition and Results of Operations ...........................................................  16


                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K .......................................................  37

Exhibit Index .....................................................................................  38

Signatures ........................................................................................  39

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                     (In millions, except per share amounts)

                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                         ---------------------------     ---------------------------
                                                                                 1998          1997              1998          1997
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Revenues
Insurance premiums ......................................................      $2,423        $2,226          $  7,158       $ 6,670
Commissions and fees ....................................................       1,332         1,389             4,198         3,767
Interest and dividends ..................................................       4,386         4,274            13,363        11,819
Finance related interest and other charges ..............................         448           372             1,276           999
Principal transactions ..................................................     (1,331)           790             (236)         2,261
Asset management and administration fees ................................         563           448             1,614         1,236
Other income ............................................................         401           462             1,313         1,093
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
  Total revenues (1) ....................................................       8,222         9,961            28,686        27,845
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Expenses
Policyholder benefits and claims ........................................       2,099         1,898             6,140         5,709
Non-insurance compensation and benefits .................................         997         1,703             4,388         4,762
Insurance underwriting, acquisition and operating .......................         756           820             2,379         2,424
Interest ................................................................       3,295         3,080             9,805         8,250
Provision for consumer finance credit losses ............................          85            63               263           208
Other operating .........................................................         684           715             1,822         2,014
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
   Total expenses .......................................................       7,916         8,279            24,797        23,367
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Income before income taxes and minority interest ........................         306         1,682             3,889         4,478
Provision for income taxes ..............................................          54           598             1,293         1,598
Minority interest, net of income taxes ..................................          53            55               163           153
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Net income (1) ..........................................................        $199        $1,029           $ 2,433       $ 2,727
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Basic earnings per share (1):
Net income ..............................................................       $0.15         $0.90             $2.09         $2.38
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Weighted average common shares outstanding ..............................     1,120.3       1,100.9           1,118.6       1,102.1
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Diluted earnings per share (1):
Net income ..............................................................       $0.15         $0.85             $2.02         $2.25
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
Adjusted weighted average common shares outstanding .....................     1,166.2       1,179.8           1,168.0       1,180.5
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------
------------------------------------------------------------------------ ------------- ------------- --- ------------- -------------

(1) See Note 2 of Notes to Condensed Consolidated Financial Statements for pro forma Citigroup financial data.

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
             Condensed Consolidated Statement of Financial Position
                            (In millions of dollars)

                                                                                               September 30,      December 31,
                                                                                                   1998              1997
------------------------------------------------------------------------------------------- ------------------- ----------------
Assets                                                                                      (Unaudited)
Cash and cash equivalents (including segregated cash and other deposits) .....................       $   5,737        $   4,033
Investments ..................................................................................          67,305           61,834
Securities borrowed or purchased under agreements to resell ..................................          94,951          109,734
Brokerage receivables ........................................................................          23,515           15,627
Trading securities and commodities owned .....................................................         106,695          139,732
Net consumer finance receivables .............................................................          12,402           10,816
Reinsurance recoverables .....................................................................           9,537            9,579
Value of insurance in force and deferred policy acquisition costs ............................           3,009            2,812
Cost of acquired businesses in excess of net assets ..........................................           3,455            3,446
Separate and variable accounts ...............................................................          13,149           11,319
Other receivables ............................................................................           6,080            5,733
Other assets .................................................................................          12,211           11,890
------------------------------------------------------------------------------------------- ------------------- ----------------
Total assets (1) .............................................................................        $358,046         $386,555
------------------------------------------------------------------------------------------- ------------------- ----------------
------------------------------------------------------------------------------------------- ------------------- ----------------
Liabilities
Investment banking and brokerage borrowings ..................................................       $  16,128         $ 11,464
Short-term borrowings ........................................................................           5,812            3,979
Long-term debt ...............................................................................          30,412           28,352
Securities loaned or sold under agreements to repurchase .....................................          88,609          120,921
Brokerage payables ...........................................................................          24,264           12,763
Trading securities and commodities sold not yet purchased ....................................          71,915           96,166
Contractholder funds .........................................................................          16,255           14,848
Insurance policy and claims reserves .........................................................          43,926           43,782
Separate and variable accounts ...............................................................          13,138           11,309
Accounts payable and other liabilities .......................................................          22,285           19,553
------------------------------------------------------------------------------------------- ------------------- ----------------
  Total liabilities ..........................................................................         332,744          363,137
------------------------------------------------------------------------------------------- ------------------- ----------------

Redeemable preferred stock - Series I ........................................................             280              280
------------------------------------------------------------------------------------------- ------------------- ----------------
TRV or subsidiary obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated debt securities of -- TRV ........................           1,200            1,000
------------------------------------------------------------------------------------------- ------------------- ----------------
                                                                  TAP ........................             900              900
------------------------------------------------------------------------------------------- ------------------- ----------------
                                                                  Salomon Smith Barney .......             745              345
------------------------------------------------------------------------------------------- ------------------- ----------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate
  liquidation value ..........................................................................           1,450            1,450
Common stock ($.01 par value; authorized shares: 6.0 billion;
  issued shares: 1998 - 1,251,276,187 and 1997 - 1,234,204,094) ..............................              13               12
Additional paid-in capital ...................................................................           6,149            5,368
Retained earnings ............................................................................          17,358           15,451
Treasury stock, at cost (1998 -107,609,115 shares and 1997 - 89,136,729 shares) ..............         (3,756)          (2,183)
Accumulated other changes in equity from nonowner sources ....................................           1,464            1,147
Unearned compensation ........................................................................           (501)            (352)
------------------------------------------------------------------------------------------- ------------------- ----------------
  Total stockholders' equity (1) .............................................................          22,177           20,893
------------------------------------------------------------------------------------------- ------------------- ----------------
Total liabilities and stockholders' equity ...................................................        $358,046         $386,555
------------------------------------------------------------------------------------------- ------------------- ----------------
------------------------------------------------------------------------------------------- ------------------- ----------------

(1) See Note 2 of Notes to Condensed Consolidated Financial Statements for pro forma Citigroup financial data.

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            (In millions of dollars)

Nine Months Ended September 30, 1998                                                                   Amount                Shares
---------------------------------------------------------------------------------------- --------------------- ---------------------
Preferred stock, at aggregate liquidation value                                                                      (in thousands)
Balance, beginning of year ....................................................................       $ 1,450                 4,900
---------------------------------------------------------------------------------------- --------------------- ---------------------
Balance, end of period ........................................................................       $ 1,450                 4,900
---------------------------------------------------------------------------------------- --------------------- ---------------------
---------------------------------------------------------------------------------------- --------------------- ---------------------
Common stock and additional paid-in capital
Balance, beginning of year ....................................................................       $ 5,380             1,234,204
Issuance of shares pursuant to employee benefit plans .........................................           505
Conversion of Series C Preferred Stock ........................................................           153                 6,942
Exercise of warrants ..........................................................................           131                10,130
Other .........................................................................................           (7)
---------------------------------------------------------------------------------------- --------------------- ---------------------
Balance, end of period ........................................................................         6,162             1,251,276
---------------------------------------------------------------------------------------- --------------------- ---------------------
Retained earnings
Balance, beginning of year ....................................................................        15,451
Net income ....................................................................................         2,433
Common dividends ..............................................................................         (433)
Preferred dividends ...........................................................................          (93)
---------------------------------------------------------------------------------------- ---------------------
Balance, end of period ........................................................................        17,358
---------------------------------------------------------------------------------------- ---------------------
Treasury stock, at cost
Balance, beginning of year ....................................................................       (2,183)              (89,137)
Issuance of shares pursuant to employee benefit plans, net of shares
  tendered for payment of option exercise price and withholding taxes .........................          (50)                 9,973
Treasury stock acquired .......................................................................       (1,523)              (28,445)
---------------------------------------------------------------------------------------- --------------------- ---------------------
Balance, end of period ........................................................................       (3,756)             (107,609)
---------------------------------------------------------------------------------------- --------------------- ---------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year ....................................................................         1,147
Net change in unrealized gains and losses on investment securities, net of tax ................           315
Net translation adjustments, net of tax .......................................................             2
---------------------------------------------------------------------------------------- ---------------------
Balance, end of period ........................................................................         1,464
---------------------------------------------------------------------------------------- ---------------------
Unearned compensation
Balance, beginning of year ....................................................................         (352)
Issuance of restricted stock, net of amortization .............................................         (149)
---------------------------------------------------------------------------------------- ---------------------
Balance, end of period ........................................................................         (501)
---------------------------------------------------------------------------------------- ---------------------
Total common stockholders' equity and common shares outstanding ...............................        20,727             1,143,667
---------------------------------------------------------------------------------------- --------------------- ---------------------
---------------------------------------------------------------------------------------- --------------------- ---------------------
Total stockholders' equity ....................................................................       $22,177
---------------------------------------------------------------------------------------- --------------------- ---------------------
---------------------------------------------------------------------------------------- --------------------- ---------------------

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Nine Months Ended September 30,                                                                       1998           1997
--------------------------------------------------------------------------------------------- ------------- --------------
Cash flows from operating activities
Net income ...................................................................................   $   2,433      $   2,727
Amortization of deferred policy acquisition costs and value of insurance in force ............       1,129          1,073
Additions to deferred policy acquisition costs ...............................................      (1,330)        (1,272)
Other non cash changes .......................................................................         642            556
Changes in:
    Trading securities and commodities, net ..................................................       8,786        (29,854)
    Securities borrowed, loaned and repurchase agreements, net ...............................     (17,529)        21,307
    Brokerage receivables net of brokerage payables ..........................................       3,613          1,434
Other, net ...................................................................................       2,289          2,670
--------------------------------------------------------------------------------------------- ------------- --------------
  Net cash provided by (used in) operating activities ........................................          33         (1,359)
--------------------------------------------------------------------------------------------- ------------- --------------

Cash flows from investing activities
Consumer loans originated or purchased .......................................................      (4,819)        (3,552)
Consumer loans repaid or sold ................................................................       3,172          2,233
Purchases of fixed maturities and equity securities ..........................................     (20,936)       (19,516)
Proceeds from sales of investments and real estate:
  Fixed maturities available for sale and equity securities ..................................      14,991         14,330
  Mortgage loans .............................................................................           -            312
  Real estate and real estate joint ventures .................................................          85            387
Proceeds from maturities of investments:
  Fixed maturities ...........................................................................       3,797          2,572
  Mortgage loans .............................................................................         773            507
Other investments, primarily short-term, net .................................................     (2,743)          (553)
Business acquisition .........................................................................           -        (1,618)
Proceeds from sale of Basis Petroleum ........................................................           -            365
Other, net ...................................................................................       (534)          (367)
--------------------------------------------------------------------------------------------- ------------- --------------
  Net cash provided by (used in) investing activities ........................................     (6,214)        (4,900)
--------------------------------------------------------------------------------------------- ------------- --------------

Cash flows from financing activities
Dividends paid ...............................................................................       (526)          (443)
Issuance of preferred stock ..................................................................           -            783
Issuance of redeemable preferred stock of subsidiaries .......................................         600              -
Redemption of preferred stock ................................................................           -          (675)
Treasury stock acquired ......................................................................     (1,523)          (865)
Stock tendered for payment of withholding taxes ..............................................       (511)          (280)
Issuance of long-term debt ...................................................................       6,341          8,149
Payments and redemptions of long-term debt ...................................................     (4,474)        (3,577)
Net change in short-term borrowings (including investment banking and brokerage
   borrowings) ...............................................................................       6,497          2,862
Contractholder fund deposits .................................................................       3,852          2,450
Contractholder fund withdrawals ..............................................................     (2,450)        (1,991)
Other, net ...................................................................................          79          (120)
--------------------------------------------------------------------------------------------- ------------- --------------
  Net cash provided by (used in) financing activities ........................................       7,885          6,293
--------------------------------------------------------------------------------------------- ------------- --------------
Change in cash and cash equivalents ..........................................................       1,704             34
Cash and cash equivalents at beginning of period .............................................       4,033          3,260
--------------------------------------------------------------------------------------------- ------------- --------------
Cash and cash equivalents at end of period ...................................................     $ 5,737        $ 3,294
--------------------------------------------------------------------------------------------- ------------- --------------
--------------------------------------------------------------------------------------------- ------------- --------------
Supplemental disclosure of cash flow information:
Income taxes paid ............................................................................     $   633        $ 1,093
--------------------------------------------------------------------------------------------- ------------- --------------
--------------------------------------------------------------------------------------------- ------------- --------------

Interest expense recorded for financial statement purposes did not differ materially from the amount of interest paid.

See Notes to Condensed Consolidated Financial Statements.

                      Travelers Group Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------
     On October 8, 1998, Citicorp merged (the Merger) with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV) in a transaction accounted for under the pooling of interests method. Generally accepted accounting principles (GAAP) do not permit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include a period subsequent to the date of consummation. The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997 include only the accounts and results of TRV and its subsidiaries (collectively, the Company). On October 8, 1998, TRV changed its name to Citigroup Inc. (Citigroup). The pooling of interests method of accounting requires the restatement of all periods presented as if TRV and Citicorp had always been combined. Therefore, beginning in the fourth quarter of 1998, which will include the date of consummation of the Merger (October 8, 1998), financial statements for all periods presented will be restated to include the accounts and results of Citicorp. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The condensed consolidated financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements and related notes included in TRV's Annual Report to Stockholders for the year ended December 31, 1997.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

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

2.   Recent Transactions
     -------------------
     Citicorp Merger
     ---------------

     As previously discussed, on October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of TRV and, subsequently, TRV changed its name to Citigroup. Under the terms of the Merger, 1.13 billion shares of Citigroup common stock were issued in exchange for all the outstanding shares of Citicorp common stock based on an exchange ratio of
     2.5 shares of Citigroup common stock for each share of Citicorp common stock. Each share of TRV common stock automatically represents one share of Citigroup common stock. Following the exchange, former shareholders of Citicorp and TRV each own approximately 50% of the outstanding common stock of Citigroup. Each outstanding share of Citicorp preferred stock was converted into one share of a corresponding series of preferred stock of Citigroup having substantially identical terms.

     Upon consummation of the Merger, the Company became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the
     BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, the Company has two years from October 8, 1998 to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws following the Merger will not have a material adverse effect on the Company's financial condition or results of operations. The Company will evaluate its alternatives in order to comply with whatever laws are applicable at the expiration of the BHCA Compliance Period and any extensions thereof.

     The following supplemental information reflects certain historical financial data for each of TRV and Citicorp and the combined amounts for Citigroup, including the effects of adjustments to conform the accounting policies as if the Merger had been consummated at the date of the financial statements.

                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                        --------------------------------- --- ----------------------------------
      (millions)                                                    1998            1997                  1998             1997
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------
      Revenues:
          TRV ..............................................     $ 8,222        $  9,961               $28,686          $27,845
          Citicorp .........................................       9,372           8,860                28,306           25,698
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------
          Citigroup ........................................     $17,594         $18,821               $56,992          $53,543
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------

      Net income:
          TRV ..............................................     $   199        $  1,029               $ 2,433         $  2,727
          Citicorp .........................................         530             511                 2,692            2,530
          Adjustments to conform accounting policies .......           -               4                     5               10
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------
          Citigroup ........................................     $   729        $  1,544              $  5,130         $  5,267
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------
      Earnings per share - Citigroup:
          Basic ............................................     $  0.30       $    0.66              $   2.21        $    2.25
          Diluted ..........................................     $  0.30       $    0.63              $   2.14        $    2.15
      ------------------------------------------------- ----------------- --------------- --- ----------------- ----------------


      (millions)                       September 30, 1998             (millions)                         September 30, 1998
      ------------------------------- --------------------- --------- ------------------------------- --------------------------
      Assets:                                                         Stockholders' equity:
          TRV .................................   $358,046                TRV ......................................    $22,177
          Citicorp ............................    343,340                Citicorp .................................     21,146
          Adjustments to conform                                          Adjustments to conform
             accounting policies ..............       (72)                   accounting policies ...................      (233)
      ------------------------------- ---------------------           ------------------------------- --------------------------
          Citigroup ...........................   $701,314                Citigroup ................................    $43,090
      ------------------------------- ---------------------           ------------------------------- --------------------------


     The Nikko Securities Co., Ltd.
     ------------------------------

     In August 1998, The Nikko Securities Co., Ltd. (Nikko), Salomon Smith Barney Holdings Inc. (Salomon Smith Barney) and TRV signed an agreement to form a global strategic alliance. The agreement calls for the formation of a joint venture, called Nikko Salomon Smith Barney Limited, which will provide investment banking, sales, trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney will combine the Japanese institutional and corporate business of Salomon Smith Barney with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will continue under the management of Nikko. Nikko Salomon Smith Barney will be owned 51% by Nikko and 49% by Salomon Smith Barney. It is anticipated that the joint venture will be operational in the first quarter of 1999, subject to applicable regulatory approvals.

     In addition, in August 1998 TRV purchased 9.5% of Nikko's outstanding common stock plus bonds convertible into an additional 15.5% common equity interest in Nikko on a fully diluted basis for a purchase price of $1.5 billion.

3.   Merger with Salomon
     -------------------

     On November 28, 1997, a newly formed, wholly owned subsidiary of TRV merged with and into Salomon Inc (Salomon) (the Salomon Merger). Thereafter, Smith Barney Holdings Inc., a wholly owned subsidiary of TRV, was merged with and into Salomon to form Salomon Smith Barney, which is the primary vehicle through which the Company engages in investment banking, proprietary trading, retail brokerage and asset management. The Salomon Merger was accounted for as a pooling of interests and constituted a tax-free exchange. As a result of the Salomon Merger, Salomon Smith Barney recorded a restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

                                                                      Charges and Credits     Restructuring Reserve Balance
                                           Original Restructuring           through                        at
     (millions)                                   Reserve             September 30, 1998           September 30, 1998
     ------------------------------------ ------------------------- ------------------------ --------------------------------
     Seven World Trade Center lease .............  $610                     ($324)*                        $286
     Other facilities ...........................    53                       (21)                           32
     ------------------------------------ ----------------------- -------------------------- --------------------------------
         Total facilities .......................   663                      (345)                          318

     Severance ..................................   161                      (137)                           24
     Other ......................................    14                        (3)                           11
     ------------------------------------ ----------------------- -------------------------- --------------------------------
                                                   $838                     ($485)*                        $353**
     ------------------------------------ ----------------------- -------------------------- --------------------------------

* In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sub-lease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. A current reassessment of space needs, including the recent merger with Citicorp, could indicate a need for increased occupancy by the Company of space previously considered excess, and could result in a further adjustment to reduce the restructuring reserve.
**  Reflects $129 million cash component and $224 million non-cash component.

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

     At September 30, 1998, the portion of the cash and non-cash balances of the restructuring reserve that related to facilities were $96 million and $222 million, respectively. Lease costs represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term and the remaining cash costs are expected to be paid in 1998 and 1999.

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

4.   Changes in Accounting Principles and Accounting Standards not yet Adopted
     -------------------------------------------------------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS No. 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At September 30, 1998, the impact of FAS No. 127 on the Company's condensed consolidated statement of financial position was an increase to total assets and liabilities of approximately $3.6 billion. In addition, as a result of FAS No. 127, certain inventory positions, primarily, "Non-U.S. government and government agency securities" have been reclassified to receivables or payables.

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

                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                  ---------------------------     ---------------------------
(millions)                                                           1998            1997            1998            1997
                                                                  -----------     -----------     -----------     -----------
Net income ......................................................     $  199       $   1,029          $2,433          $2,727
Other changes in equity from nonowner sources, net of tax .......        201             495             317             455
                                                                  -----------     -----------     -----------     -----------
   Total changes in equity from nonowner sources ................     $  400          $1,524          $2,750          $3,182
                                                                  -----------     -----------     -----------     -----------
                                                                  -----------     -----------     -----------     -----------

     In the 1998 third quarter, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 was not significant.

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products may reconsider their risk management strategies, since the new standard will not permit reflecting the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. SOP 98-7 does not address when deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative catch-up adjustment. The Company does not expect the adoption of SOP 98-7 to have a material impact on results of operations, financial condition or liquidity.

5.   Earnings Per Share
     ------------------

                                                               Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                         -------------------------------     -------------------------------
(in millions, except per share amounts)                      1998              1997              1998              1997
                                                         -------------     -------------     -------------     -------------
Net income ............................................          $199            $1,029            $2,433            $2,727
Preferred dividends ...................................           (31)              (33)              (93)             (105)
                                                         -------------     -------------     -------------     -------------
Net income available to common stockholders for
   basic EPS ..........................................           168               996             2,340             2,622
Effect of dilutive securities .........................             6                10                19                30
                                                         -------------     -------------     -------------     -------------
Net income available to common stockholders
   for diluted EPS ....................................          $174            $1,006            $2,359            $2,652
                                                         -------------     -------------     -------------     -------------
                                                         -------------     -------------     -------------     -------------

Weighted average common shares
   outstanding applicable to basic EPS ................       1,120.3           1,100.9           1,118.6           1,102.1
Effect of dilutive securities:
   Convertible securities .............................          13.2              26.5              13.2              26.4
   Employee stock plans ...............................          32.0              45.0              33.1              45.0
   Warrants ...........................................            .7               7.4               3.1               7.0
                                                         -------------     -------------     -------------     -------------
Adjusted weighted average common shares
   outstanding applicable to diluted EPS ..............       1,166.2           1,179.8           1,168.0           1,180.5
                                                         -------------     -------------     -------------     -------------
                                                         -------------     -------------     -------------     -------------
Basic earnings per share ..............................     $    0.15        $     0.90         $    2.09         $    2.38
                                                         -------------     -------------     -------------     -------------
                                                         -------------     -------------     -------------     -------------
Diluted earnings per share ............................     $    0.15        $     0.85         $    2.02         $    2.25
                                                         -------------     -------------     -------------     -------------
                                                         -------------     -------------     -------------     -------------

6.  Debt
    ----

     Investment banking and brokerage borrowings consisted of the following:

     (millions)                                               September 30, 1998             December 31, 1997
     ----------                                            -------------------------      -------------------------
     Commercial paper ......................................       $ 11,825                        $  7,110
     Other short-term borrowings ...........................          4,303                           4,354
                                                                ------------                     -----------
                                                                    $16,128                         $11,464
                                                                ------------                     -----------
                                                                ------------                     -----------

     Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings, such as deposit liabilities, used to finance Salomon Smith Barney's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen, German mark and U.K. sterling. All commercial paper outstanding at September 30, 1998 and December 31, 1997 was U.S. dollar denominated.

     Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 1998, this requirement was exceeded by approximately $2.8 billion. At September 30, 1998, there were no borrowings outstanding under either facility.

     Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

     Short-term borrowings consisted of commercial paper outstanding as follows:

     (millions)                                                September 30, 1998            December 31, 1997
     ---------                                            ---------------------------    -------------------------
     Travelers Group Inc. .......................................    $   682                     $      -
     Commercial Credit Company ..................................      5,130                        3,871
     Travelers Property Casualty Corp. ..........................          -                          108
                                                                   ----------                    ---------
                                                                      $5,812                       $3,979
                                                                   ----------                    ---------
                                                                   ----------                    ---------

     Long-term debt, including its current portion, consisted of the following:

     (millions)                                               September 30, 1998         December 31, 1997
     ---------                                             -------------------------     ------------------------
     Travelers Group Inc. .......................................   $ 1,974                      $ 1,695
     Salomon Smith Barney Holdings Inc. .........................    20,905                       19,064
     Commercial Credit Company ..................................     6,250                        6,300
     Travelers Property Casualty Corp. ..........................     1,250                        1,249
     The Travelers Insurance Group Inc. .........................        33                           44
                                                                ------------                   ----------
                                                                    $30,412                      $28,352
                                                                ------------                   ----------
                                                                ------------                   ----------

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

     TRV, CCC and TIC have a five-year revolving credit facility which expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this facility is limited to $250 million. At September 30, 1998, $700 million was allocated to TRV and $300 million was allocated to CCC. Under this facility, the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $10.9 billion. TRV and CCC also have $200 million in 364-day facilities which expire in August 1999 and may be allocated to either of TRV or CCC. At September 30, 1998, $150 million was allocated to TRV and $50 million was allocated to CCC. In addition TRV and CCC also have a $500 million 60-day facility which expires in November 1998 and may be allocated to either of TRV or CCC. At September 30, 1998 all of this facility was allocated to CCC. At September 30, 1998, there were no borrowings outstanding under any of these facilities.

     CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five-year facilities expiring in 2002 and $1.350 billion in a 364-day facility that expires in July 1999.

     CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1998, CCC would have been able to remit $751 million under its most restrictive covenants.

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $4.0 billion. At September 30, 1998, there were no borrowings outstanding under this facility.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its subsidiaries are limited to $805 million in 1998 without the prior approval of the Connecticut Insurance Department. TAP received $430 million of dividends from its insurance subsidiaries during the first nine months of 1998.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first nine months of 1998.

7.    Trading Derivatives
      -------------------

     The following table discloses the notional amounts of derivative financial instruments held by Salomon Smith Barney for trading purposes as of September 30, 1998 and December 31, 1997:

                                                                    September 30, 1998                       December 31, 1997
                                                           ----------------------------------    ----------------------------------
                                                                        Current Market or                      Current Market or
                                                           Notional         Fair Value            Notional        Fair Value
                                                                      -----------------------                ----------------------
(billions)                                                  Amounts    Assets    Liabilities      Amounts     Assets    Liabilities
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Exchange-issued products:
   Futures contracts (a) ................................     $977.3      $   -        $   -         $940.5      $   -       $   -
   Other exchange-issued products:
      Equity contracts ..................................       11.0        0.3          0.4           10.6        0.2         0.4
      Fixed income contracts ............................      224.8        0.1          0.1          138.1          -           -
      Commodities contracts .............................        1.6          -            -            3.5          -           -
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Total exchange-issued products ..........................    1,214.7        0.4          0.5        1,092.7        0.2         0.4
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Over-the-counter swaps, swap options, caps and floors:
   Swaps ................................................    2,096.1                                1,328.3
   Swaps options written ................................       68.4                                   38.6
   Swap options purchased ...............................       79.4                                   48.8
   Caps and floors ......................................      196.2                                  161.4
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Total OTC swaps, swap options, caps and floors ..........    2,440.1        9.1          9.3        1,577.1        5.8         6.7
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
OTC foreign exchange contracts and options:
   Forward currency contracts ...........................      140.1        1.2          1.1          111.3        1.0         1.0
   Options written ......................................       77.4          -          0.8           41.3          -         0.6
   Options purchased ....................................       65.1        0.9            -           37.7        0.6           -
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Total OTC foreign exchange contracts and options ........      282.6        2.1          1.9          190.3        1.6         1.6
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Other options and contractual commitments:
   Options and warrants on equities and equity indices ..       53.3        3.2          3.8           54.8        1.8         2.7
   Options  and   forward   contracts   on   fixed-income ..   643.9        0.5          0.6          343.4        0.3         0.1
     securities
   Commodities contracts ................................        9.7        0.2          0.1           14.3        0.4         0.2
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------
Total contractual commitments ...........................   $4,644.3      $15.5        $16.2       $3,272.6      $10.1       $11.7
---------------------------------------------------------- ---------- ---------- ------------ -- ----------- ---------- -----------

(a) Margin on futures contracts is included in brokerage receivables/payables on the Condensed Consolidated Statement of Financial Condition.

8.   Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
     ----------------------------------------------------------------

     In January 1998, Travelers Capital IV (now known as Citigroup Capital IV), a wholly owned subsidiary trust of TRV, issued 8 million 6.850% Trust Preferred Securities (the TRV IV Preferred Securities) with a liquidation preference of $25 per TRV IV Preferred Security to the public and 247,440 common securities to TRV, the proceeds of which were invested by Travelers Capital IV in $206 million of 6.850% Junior Subordinated Deferrable Interest Debentures issued by TRV (the TRV Debentures). The $206 million of TRV Debentures is the sole asset of Travelers Capital IV. The TRV Debentures mature on January 22, 2038 and are redeemable by TRV in whole or in part at any time after January 22, 2003. Travelers Capital IV will use the proceeds from any such redemption to redeem a like amount of TRV IV Preferred Securities and common securities. Distributions on the TRV IV Preferred Securities and common securities are cumulative and payable quarterly in arrears. TRV's obligations under the agreements that relate to the TRV IV Preferred Securities, the Trust and the TRV Debentures constitute a full and unconditional guarantee by TRV of the Trust's obligations under the TRV IV Preferred Securities.

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

     The reserves carried for environmental and asbestos claims at September 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

Item 2.       MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                                         -------------------------- ------------------------
                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                         ------------- ------------ -----------  -----------
(in millions, except per share amounts)        1998          1997       1998         1997
---------------------------------------- ------------- ------------ -----------  -----------
Revenues ..............................   $      8,222   $   9,961   $   28,686   $   27,845
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------
Net income ............................   $        199   $   1,029   $    2,433   $    2,727
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------
Earnings per share:
   Basic ..............................   $       0.15   $    0.90   $     2.09   $     2.38
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------
   Diluted ............................   $       0.15   $    0.85   $     2.02   $     2.25
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------
Weighted average common shares
   outstanding (Basic) ................        1,120.3     1,100.9      1,118.6      1,102.1
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------
Adjusted weighted average common shares
    outstanding (Diluted) .............        1,166.2     1,179.8      1,168.0      1,180.5
                                          ------------   ---------   ----------   ----------
                                          ------------   ---------   ----------   ----------


Citicorp Merger

As discussed in Notes 1 and 2 of Notes to the Condensed Consolidated Financial Statements, on October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV) (the Merger) in a transaction accounted for under the pooling of interests method. Generally accepted accounting principles (GAAP) do not permit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include a period subsequent to the date of consummation. The accompanying financial data as of September 30, 1998 and 1997 and December 31, 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997 include only the accounts and results of TRV and its subsidiaries (collectively, the Company). On October 8, 1998, TRV changed its name to Citigroup Inc. (Citigroup). The pooling of interests method of accounting requires the restatement of all periods presented as if TRV and Citicorp had always been combined. Therefore, beginning in the fourth quarter of 1998, which will include the date of consummation of the Merger (October 8, 1998), financial statements for all periods presented will be restated to include the accounts and results of Citicorp.

Results of Operations

Consolidated net income for the quarter ended September 30, 1998 was $199 million, and includes reported investment portfolio gains of $25 million after tax and minority interest. This compares with net income of $1.029 billion in the 1997 period, which included reported investment portfolio gains of $82 million after tax and minority interest.

The 1998 third quarter effective tax rate is approximately 18%, reflecting the impact of municipal bond interest at Travelers Property Casualty Corp (TAP) and Salomon Smith Barney Holdings Inc. (Salomon Smith Barney) on a lower overall level of earnings, plus lower state tax expense at Salomon Smith Barney.

Consolidated net income for the nine months ended September 30, 1998 was $2.433 billion, compared to $2.727 billion in the 1997 period. The 1998 nine-month period includes portfolio gains of $140 million compared to $97 million in portfolio gains in the 1997 period and a credit of $191 million in the second quarter of 1998 representing a reduction in the restructuring reserve recorded in the fourth quarter of 1997 in connection with the Salomon Inc merger (see
Note 3 of Notes to Condensed Consolidated Financial Statements).

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended September 30, 1998 and 1997
     ----------------------------------------------------------------------

Investment Services

                                                                  Three Months Ended September 30,
                                             ----------------------------------------------------------------------------
                                                           1998                                     1997
-------------------------------------------- ---------------------------------- --- -------------------------------------
(millions)                                       Revenues        Net income             Revenues          Net income
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
Investment banking and brokerage ................      $3,691           $(395)                 $5,661               $449
Asset management ................................         244               70                    213                 59
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
Salomon Smith Barney ............................      $3,935           $(325)                 $5,874               $508
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------

Salomon Smith Barney reported an after tax loss of $325 million for the quarter ended September 30, 1998. Included in this is an after-tax loss of $700 million related to Global Arbitrage and Russian-related credit losses. Extreme volatility in the global fixed income markets affected trading results negatively for the quarter, while Private Client and Asset Management performance continued at high levels. Total revenues, net of interest expense, were $921 million in the 1998 quarter compared to $3.033 billion in the 1997 quarter.

Salomon Smith Barney Revenues

                                                                      Three Months Ended
                                                                        September 30,
                                                      ---- -----------------------------------------
(millions)                                                             1998                    1997
----------------------------------------------------- ---- ----------------- ---- ------------------
Commissions ...........................................             $   797                 $   783
Investment banking ....................................                 531                     597
Principal transactions ................................             (1,331)                     790
Asset management and administration fees ..............                 563                     448
Interest income, net* .................................                 325                     366
Other income ..........................................                  36                      49
----------------------------------------------------- ---- ----------------- ---- ------------------
Net revenues* .........................................                $921                  $3,033
----------------------------------------------------- ---- ----------------- ---- ------------------
----------------------------------------------------- ---- ----------------- ---- ------------------

* Net of interest expense of $3.014 billion and $2.841 billion for the three-month period ended September 30, 1998 and 1997, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Commission revenues in the third quarter of 1998 were relatively unchanged from the prior year quarter. An increase in listed commissions was offset by decreases in other commissions.

Investment banking revenues decreased to $531 million in the third quarter of 1998 compared with $597 million in the 1997 quarter. Record merger and acquisition fees were more than offset by declines in equity, high yield, high grade debt, and unit trust underwritings. Salomon Smith Barney held its number one rank in municipal underwriting for the third quarter of 1998.

Principal transaction revenues decreased in the third quarter of 1998 to a loss of $1.331 billion. Decreases in fixed income trading results include losses due to risk reduction of U.S. fixed income arbitrage, losses in other Global Arbitrage, and losses in the customer business. These were partially offset by an increase in equity trading results. Fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Included in these results are Russian-related credit losses.

Asset management and administration fees increased 26% to a record $563 million in the third quarter of 1998, up from $448 million in the third quarter of 1997. This reflects broad growth in all recurring fee-based products. At September 30, 1998, internally managed assets were $183.4 billion and total assets under fee-based management were $247.3 billion compared to $157.8 billion and $216.2 billion, respectively, at September 30, 1997.

Net interest and dividends decreased to $325 million in the third quarter of 1998, from $366 million in the third quarter of 1997 due to a decrease in the level of net interest-earning assets.

Total non-interest expenses were $1.445 billion in the third quarter of 1998 compared to $2.203 billion in the 1997 quarter, reflecting a reduction in compensation and benefits of $711 million, largely related to performance based compensation accruals.

Assets Under Fee-Based Management

                                                                                    At September 30,
                                                                         ------------------- -----------------
 (billions)                                                                            1998              1997
 ----------------------------------------------------------------------- ------------------- -----------------
 Money market funds .....................................................           $  55.1           $  45.3
 Mutual funds ...........................................................              53.5              46.4
 Managed accounts .......................................................              61.0              55.0
 ----------------------------------------------------------------------- ------------------- -----------------
    Salomon Smith Barney Asset Management ...............................             169.6             146.7
 Financial Consultant managed accounts ..................................              13.8              11.1
 ----------------------------------------------------------------------- ------------------- -----------------
    Total internally managed accounts ...................................             183.4             157.8
 Consulting Group externally managed assets .............................              63.9              58.4
 ----------------------------------------------------------------------- ------------------- -----------------
    Total assets under fee-based management .............................            $247.3            $216.2
 ----------------------------------------------------------------------- ------------------- -----------------
 ----------------------------------------------------------------------- ------------------- -----------------

Although included in Salomon Smith Barney's overall results, the following highlights the revenues and operating earnings of the asset management division:

                                                                            Three Months Ended September 30,
                                                                       --------------------- ---------------------
 (millions)                                                                            1998                  1997
 --------------------------------------------------------------------- --------------------- ---------------------
 Revenues:
    Investment advisory, administration and distribution fees .................        $217                  $186
    Unit Investment Trust revenues - net ......................................          18                    19
    Other revenues ............................................................           9                     8
 --------------------------------------------------------------------- --------------------- ---------------------
    Total revenues ............................................................        $244                  $213
 --------------------------------------------------------------------- --------------------- ---------------------
 --------------------------------------------------------------------- --------------------- ---------------------
 Operating earnings ...........................................................       $  70                 $  59
 --------------------------------------------------------------------- --------------------- ---------------------
 --------------------------------------------------------------------- --------------------- ---------------------

The division's 19% increase in earnings reflects continued strength in mutual funds, retail and institutional managed accounts, and its share of unit trust revenues. The pretax profit margin from this unit was 47.8%, up from 46.2% in the prior-year period, and among the highest in the industry.

At September 30, 1998, assets under fee-based management for Salomon Smith Barney Asset Management (SSBAM) consisted of 33% in money market funds, 31% in mutual funds and 36% in accounts managed for high net worth individuals, pension funds, corporations and other institutions. The slight increase in money market funds as a percentage of the total reflects investor reaction to recent market volatility. Investment advisory, administration and distribution fees rose 16% to $217 million in the third quarter of 1998, paralleling a 16% increase in assets under fee-based management from the comparable period last year.

During the quarter, SSBAM completed its acquisition of the Australian asset management business of JP Morgan, which added $4.8 billion in assets under fee-based management. Included in this projected market growth are the rapid changes taking place in the retirement market in Australia.

Consumer Finance Services

                                                             Three Months Ended September 30,
                                         -------------------------------------------------------------------------
 (millions)                                             1998                                 1997
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
                                                 Revenues         Net income         Revenues          Net income
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
 Consumer Finance Services .....................     $543                $84             $448                 $66
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
 --------------------------------------- ----------------- ------------------ ---------------- -------------------

Earnings in the third quarter of 1998 were $84 million compared to $66 million in the third quarter of 1997. This excellent performance reflects continued internal receivables growth in all major products, an improved charge-off rate, and the integration of Security Pacific Financial Services into the Commercial Credit branch system since July 1997.

Receivables owned reached a record of $12.67 billion, up 19% from the prior year period, and up $1.62 billion or 15% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Much of the growth in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. loan-Registered Trademark- program, as well as solid sales in the branch network. On a managed basis, including securitized assets, receivables totaled $13.01 billion, an increase of $1.77 billion since year-end 1997.

During the third quarter of 1998, the average yield on owned receivables was 14.21%, down from 14.57% in the third quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate-secured loans, which have lower margins. At September 30, 1998, the owned portfolio consisted of 48% real estate-secured loans, 34% personal loans, 11% credit cards, and 7% sales finance and other.

The charge-off rate on owned receivables of 2.39% in the third quarter of 1998 continued to improve from 2.50% in the third quarter of 1997 and from 2.66% in the second quarter of 1998. Delinquencies over 60 days on owned receivables were 2.27% at September 30, 1998, down from 2.35% at year-end 1997, but up from 2.17% at the end of the comparable quarter last year, which contained a short-term benefit from the transition of Security Pacific's portfolio to Commercial Credit's charge-off policies.

                                                                  As of or for the
                                                          Three Months Ended September 30,
                                                     ------------------------ ------------------
                                                              1998                  1997
                                                     ------------------------ ------------------
Allowance for credit losses as a % of
  net outstandings ........................................   2.87%                 3.05%
Charge-off rate for the period ............................   2.39%                 2.50%
60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end ......................   2.27%                 2.17%

Life Insurance Services

                                                                  Three Months Ended September 30,
                                                 ------------------------------ ----- ------------------------------
                                                             1998                                 1997
                                                 ------------------------------ ----- ------------------------------
(millions)                                         Revenues      Net income             Revenues      Net income
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
Travelers Life and Annuity (1) ...................    $   721             $128             $   716            $ 150
Primerica Financial Services (2) .................        414              100                 385               87
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
Total Life Insurance Services ....................     $1,135             $228              $1,101             $237
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------

(1) Net income includes $5 million and $43 million of reported investment portfolio gains in 1998 and 1997, respectively.
(2) Net income includes $1 million and $2 million of reported investment portfolio gains in 1998 and 1997, respectively.

Travelers Life and Annuity

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues. Earnings before portfolio gains increased 16% to $123 million in the third quarter of 1998, from $107 million in the comparable 1997 period. Earnings growth for the quarter reflects strong double-digit business volume growth in annuity account balances and life and long term care premiums. A decline in investment income yields for the quarter, which vary by product line, results primarily from participation in partnership investment interests being negatively impacted by the downturn in marketplace conditions. This decline was substantially offset by a favorable reserve settlement in the runoff group life and health business.

In deferred annuities, significant sales through the established distribution channels of Salomon Smith Barney Financial Consultants and Copeland were complemented by the successful third quarter launches of the Primerica Financial Services (PFS) and Citibank branch network cross-selling initiatives. Total premium deposits for the third quarter of 1998 increased 52% to $872.9 million.

Account balances aggregated $17.5 billion at September 30, 1998, up 12% from a year ago, but down 3% since June 30, 1998, reflecting the downturn in the market value of the variable annuity account balances.

Payout and group annuity account balances and benefit reserves reached $13.3 billion at September 30, 1998, up 14% from a year ago. The revitalization of this business is reflected in the 208% increase in net written premiums and deposits (excluding the Company's employee pension plan deposits) in the third quarter of 1998 to $1.082 billion, up from $350.5 million in the comparable 1997 period.

For individual life insurance, net premiums and deposits in the third quarter of 1998 were $78.5 million, up 13% from $69.5 million in the third quarter of 1997. Single deposits rose to $17.1 million, and new periodic premium sales increased 73%, reflecting a 30% increase in sales at Salomon Smith Barney. Sales by Salomon Smith Barney in the third quarter of 1998 increased to over 33% of new periodic premium and single deposits. Life insurance in force was $54.2 billion at September 30, 1998, up $3.3 billion from a year ago.

Earned premiums for the growing long term care insurance product line increased 26% in the third quarter of 1998 to $51.8 million, from $41.2 million in the third quarter of 1997.

Strong sustained operating performance over the past several quarters was recognized by Standard & Poor's in their September 1998 upgrade of TIC's claims-paying rating to AA (Excellent). This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

Primerica Financial Services
Earnings before portfolio gains for the third quarter of 1998 increased 17% to $99 million from $85 million in the third quarter of 1997, reflecting continued success at cross-selling a range of products, growth in life insurance in force, favorable mortality experience and disciplined expense management.

Life insurance in force reached a record $380.6 billion at September 30, 1998, up 3% from September 30, 1997, reflecting good policy persistency and stable sales growth. New term life insurance sales during the third quarter of 1998 were $14.2 billion in face value, up 8% from $13.1 billion in the third quarter of 1997. Although the number of policies issued declined quarter-over-quarter, the average face amount per policy issued during the third quarter of 1998 rose 11%, reaching $223,485.

Cross-selling initiatives continued to enhance PFS's earnings. During the third quarter of 1998, earnings related to the distribution of non-life insurance products accounted for $22.0 million, or 22%, of PFS's operating earnings, an increase of 28% from the prior year quarter. Sales of mutual funds (at net asset value) were $725.0 million for the third quarter of 1998, a 14% increase over third quarter 1997 sales of $635.9 million despite significant market volatility in both the U.S. and Canada. During the third quarter of 1998, Salomon Smith Barney funds accounted for 61% of PFS's U.S. sales and 53% of PFS's total sales. Cash advanced on $.M.A.R.T. loan-Registered Trademark- and $.A.F.E.-Registered Trademark- loan products underwritten by Commercial Credit was $351.1 million in the third quarter of 1998, up 11% from the comparable period in 1997. The TRAVELERS SECURE-Registered Trademark- line of property and casualty insurance products showed strong growth, with premiums up 213% to $60.8 million and the number of policies sold in the third quarter of 1998 up 60% to 41,483 from the comparable 1997 period. The number of agents licensed to sell auto and homeowners insurance jumped to almost 12,700 individuals at September 30, 1998, a 46% increase since the beginning of the year. Variable annuity continued to show momentum, reaching net written premiums and deposits of $171.9 million in the third quarter of 1998.

One of the primary factors in PFS's cross-selling success, the Financial Needs Analysis (FNA), continues to help the company's Personal Financial Analysts define and address their clients' needs. Nearly 404,000 FNA's were submitted in the first nine months of 1998.

Property & Casualty Insurance Services

                                                                     Three Months Ended September 30,
                                                           ---------------------------- ------------------------
(millions)                                                            1998                       1997
---------------------------------------------------------- ---------------------------- ------------------------
                                                                              Net                        Net
                                                                            income                     income
                                                             Revenues       (loss)        Revenues     (loss)
---------------------------------------------------------- ------------- -------------- ------------- ----------
Commercial (1) (2) .....................................         $1,655           $247        $1,651       $255
Personal (1) (3) .......................................            944             95           853        101
Financing costs and other (1) ..........................              2           (27)             3       (29)
Minority interest ......................................              -           (53)             -       (55)
---------------------------------------------------------- ------------- -------------- ------------- ----------
Total Property & Casualty Insurance Services ...........         $2,601           $262        $2,507       $272
---------------------------------------------------------- ------------- -------------- ------------- ----------
---------------------------------------------------------- ------------- -------------- ------------- ----------

(1) Before minority interest.
(2) Net income includes $16 million and $31 million of reported investment portfolio gains in 1998 and 1997, respectively
(3) Net income includes $5 million and $6 million of reported investment portfolio gains in 1998 and 1997, respectively.

Earnings before portfolio gains and minority interest increased to $294 million in the third quarter of 1998 from $290 million in the third quarter of 1997. Results for the third quarter of 1998 were solid compared to the third quarter of 1997, especially in view of the current quarter's catastrophe losses, after taxes and reinsurance, of $36.7 million and unusually high losses from other weather-related claims. Contributing to the increase in earnings were lower expenses and increased production in Personal Lines.

Commercial Lines

Earnings before portfolio gains increased to $231 million in the third quarter of 1998 from $224 million in the third quarter of 1997. The 3% increase reflects continued expense savings and a decline in asbestos and environmental incurred losses, partially offset by increased losses from catastrophes and other weather-related events.

Commercial Lines net written premiums for the third quarter of 1998 totaled $1.168 billion, compared to $1.176 billion in the third quarter of 1997. Net written premium levels continue to be unfavorably impacted by the difficult pricing environment and reflect TAP's disciplined approach to underwriting and risk management.

Fee income for the third quarter of 1998 was $74.2 million, a $16.2 million decrease from the third quarter of 1997. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, TAP's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products as opposed to service fee-based products.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $175.3 million for the third quarter of 1998 increased $24.2 million from the third quarter of 1997. This increase was primarily the result of two new large accounts written in the third quarter of 1998, partially offset by pricing declines due to the highly competitive marketplace and TAP's continued disciplined approach to underwriting and risk management. National Accounts new business was significantly higher in the third quarter of 1998 than in the third quarter of 1997, reflecting the addition of two large accounts in the third quarter of 1998. National Accounts business retention ratio was significantly higher in the third quarter of 1998 than in the third quarter of 1997, due to the loss of one large account in the third quarter of 1997.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $446.0 million in the third quarter of 1998 compared to $502.3 million in the third quarter of 1997. The decrease in net written premiums reflected continued pricing declines due to the highly competitive marketplace and TAP's continued disciplined approach to underwriting and risk management, partially offset by growth through programs designed to leverage underwriting experience in specific industries. Commercial Accounts new business in the third quarter of 1998 was significantly lower than in the third quarter of 1997. The decrease in new business reflected TAP's focus on maintaining its selective underwriting policy. Commercial Accounts business retention ratio remained strong and was virtually the same in the third quarter of 1998 and 1997.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $365.7 million in the third quarter of 1998 compared to $353.9 million in the third quarter of 1997. The increase in Select Accounts net written premiums was due to a decrease in ceded premiums, partially offset by the highly competitive marketplace and TAP's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts in the third quarter of 1998 was significantly lower than in the third quarter of 1997. The decrease in new business reflected TAP's focus on maintaining its selective underwriting policy. Select Accounts business retention ratio remained strong in the third quarter of 1998 and was virtually the same as the third quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $181.2 million in the third quarter of 1998 compared to $169.1 million in the third quarter of 1997. This increase primarily reflects strong production in excess and surplus lines.

Catastrophe losses, net of taxes and reinsurance, were $15 million in the third quarter of 1998, primarily due to Hurricane Georges. There were no catastrophe losses in the third quarter of 1997.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the third quarter of 1998 was 108.0% compared to 109.2% in the third quarter of 1997. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the third quarter of 1998 was 107.9% compared to 108.0% in the third quarter of 1997. Although the combined ratios remained relatively flat, the loss and loss adjustment expense ratio component increased in the third quarter of 1998 compared to the third quarter of 1997 due to higher catastrophe and other weather-related property losses and lower fee income, and was offset by a decrease in the underwriting expense ratio component due to continued expense reductions.

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

Personal Lines

Earnings before portfolio gains were $90 million in the third quarter of 1998, compared to $95 million in the third quarter of 1997. The 1998 results reflect higher catastrophe losses, partially offset by an increase in production and net investment income compared to the third quarter of 1997. Catastrophe losses, net of taxes and reinsurance, were $21.8 million in the third quarter of 1998. There were no catastrophe losses in the third quarter of 1997. The 1998 catastrophe losses were primarily due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast.

Net written premiums in the third quarter of 1998 grew 17% over the prior year to $908.7 million. This increase reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE-Registered Trademark-program. The TRAVELERS SECURE-Registered Trademark-program markets Personal Lines products through the independent agents of PFS. The growth in independent agent premiums has been primarily due to TAP's success in pursuing book-of-business transfers within certain independent insurance agencies. Many independent agencies are consolidating their business to a smaller number of insurance carriers resulting in transfers of business to their preferred carriers.

The statutory combined ratio for Personal Lines in the third quarter of 1998 was 96.3% compared to 93.0% in the 1997 third quarter. The GAAP combined ratio for Personal Lines in the third quarter of 1998 was 94.5% compared to 93.2% in the 1997 third quarter. The loss and loss adjustment expense ratio component increased in the third quarter of 1998 compared to the third quarter of 1997 due to the higher level of catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, and was offset by a decrease in the underwriting expense ratio component due to benefits from productivity improvements as premium levels increase.

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

Financing Costs and Other

The primary component of net income (loss) in the third quarter of 1998 and 1997 was interest expense of $26 million after tax, reflecting financing costs associated with the 1996 acquisition of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C).

Corporate and Other

                                                                    Three Months Ended September 30,
                                                      ------------------------------- ------------------------------
(millions)                                                         1998                           1997
----------------------------------------------------- ------------------------------- ------------------------------
                                                                        Net income                     Net income
                                                         Revenues       (expense)       Revenues       (expense)
----------------------------------------------------- --------------- --------------- -------------- ---------------
Total Corporate and Other (1) ..............................      $8           $(50)            $31           $(54)
----------------------------------------------------- --------------- --------------- -------------- ---------------
----------------------------------------------------- --------------- --------------- -------------- ---------------

(1) Net income (expense) includes $1 million and $6 million of reported investment portfolio gains in 1998 and 1997, respectively.

Net treasury and corporate staff expenses for the third quarter of 1998 include a reduction in incentive compensation accruals and an increase in net treasury expense.

      Segment Results for the Nine Months Ended September 30, 1998 and 1997
      ---------------------------------------------------------------------

The overall operating trends for the nine months ended September 30, 1998 and 1997 were substantially the same as those of the third quarter periods except as noted below:

Investment Services

                                                                   Nine Months Ended September 30,
                                             ----------------------------------------------------------------------------
                                                           1998                                     1997
-------------------------------------------- ---------------------------------- --- -------------------------------------
(millions)                                       Revenues        Net income             Revenues          Net Income
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
Investment banking and brokerage (1) ..............   $15,105          $   586                $15,468             $1,221
Asset management ..................................       696              193                    593                152
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
Salomon Smith Barney ..............................   $15,801          $   779                $16,061             $1,373
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------
-------------------------------------------- ----------------- ---------------- --- ------------------ ------------------

(1) Net income in 1998 includes a $191 million after-tax credit to the restructuring charge related to the merger with Salomon Inc.

For the nine months ended September 30, 1998 Salomon Smith Barney reported earnings (before the restructuring reserve credit) of $588 million. Total revenues, net of interest expense, were $6.797 billion in the 1998 period compared to $8.473 billion in the 1997 period.

Salomon Smith Barney Revenues

                                                                            Nine Months Ended September 30,
                                                                      --------------------------------------------
(millions)                                                                             1998                  1997
--------------------------------------------------------------------- ---------------------- ---------------------
Commissions ................................................................         $2,376                $2,185
Investment banking .........................................................          1,799                 1,556
Principal transactions .....................................................          (236)                 2,261
Asset management and administration fees ...................................          1,614                 1,236
Interest income, net* ......................................................          1,121                 1,118
Other income ...............................................................            123                   117
--------------------------------------------------------------------- ---------------------- ---------------------
Net revenues* ..............................................................         $6,797                $8,473
--------------------------------------------------------------------- ---------------------- ---------------------
--------------------------------------------------------------------- ---------------------- ---------------------

* Net of interest expense of $9.004 billion and $7.588 billion for the nine-month period ended September 30, 1998 and 1997, respectively. Revenues included in the condensed consolidated statement of income are before deductions for interest expense.

Commission revenues increased 9% to $2.376 billion in the 1998 period from $2.185 billion in the 1997 period. Investment banking revenues increased 16% to $1.799 billion in the 1998 period, up from $1.556 billion in the 1997 period, primarily due to increased merger and acquisition advisory fees. Principal transaction revenues decreased in the 1998 period to a loss of $236 million. Asset management and administration fees increased 31% to $1.614 billion in the 1998 period, up from $1.236 billion in the 1997 period.

The following highlights the revenues and operating earnings of the asset management division:

                                                                             Nine Months Ended September 30,
                                                                        --------------------- --------------------
 (millions)                                                                             1998                 1997
 ---------------------------------------------------------------------- --------------------- --------------------
 Revenues:
    Investment advisory, administration and distribution fees ......................    $633                 $527
    Unit Investment Trust revenues - net ...........................................      38                   35
    Other revenues .................................................................      25                   31
 ---------------------------------------------------------------------- --------------------- --------------------
    Total revenues .................................................................    $696                 $593
 ---------------------------------------------------------------------- --------------------- --------------------
 ---------------------------------------------------------------------- --------------------- --------------------
 Operating earnings ................................................................    $193                 $152
 ---------------------------------------------------------------------- --------------------- --------------------
 ---------------------------------------------------------------------- --------------------- --------------------

The division's 27% increase in earnings reflects continued strength in mutual funds, managed accounts, and its share of unit trust revenues, as well as the acquisition of $5.9 billion of Common Sense-Registered Trademark- Trust assets at year-end 1997.

Investment advisory, administration and distribution fees rose 20% to $633 million in the first nine months of 1998, compared to $527 million in the comparable period last year.

Consumer Finance Services

                                                             Nine Months Ended September 30,
                                         -------------------------------------------------------------------------
 (millions)                                             1998                                 1997
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
                                                 Revenues         Net income         Revenues          Net income
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
 Consumer Finance Services ....................... $1,542               $213           $1,205                $167
 --------------------------------------- ----------------- ------------------ ---------------- -------------------
 --------------------------------------- ----------------- ------------------ ---------------- -------------------

During the first nine months of 1998, the average yield on owned receivables was 14.18%, down from 14.55% in the first nine months of 1997. The charge-off rate on owned receivables of 2.60% in the first nine months of 1998 was improved from the 2.74% rate in the first nine months of 1997.

Life Insurance Services

                                                                  Nine Months Ended September 30,
                                                 ------------------------------ ----- ------------------------------
                                                             1998                                 1997
                                                 ------------------------------ ----- ------------------------------
(millions)                                         Revenues      Net income             Revenues      Net income
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
Travelers Life and Annuity (1) ...................     $2,293             $449              $2,000             $370
Primerica Financial Services (2) .................      1,236              298               1,135              247
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
Total Life Insurance Services ....................     $3,529             $747              $3,135             $617
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------
------------------------------------------------ ------------- ---------------- ----- ------------- ----------------


(1) Net income includes $77 million and $58 million of reported investment portfolio gains in 1998 and 1997, respectively.
(2) Net income includes $1 million and $2 million of reported investment portfolio gains in 1998 and 1997, respectively.

Travelers Life and Annuity

Deferred annuities, net written premium and deposits for the first nine months of 1998 were up 39% to $2.467 billion from $1.776 billion in the first nine months of 1997.

Payout and group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) in the first nine months of 1998 were $2.970 billion, up from $1.630 billion in the comparable 1997 period.

For individual life insurance, net written premiums and deposits in the first nine months of 1998 were $246.4 million, up 19% from $207.3 million in the first nine months of 1997. Single deposits were $61.4 million compared to $39.2 million in the 1997 period.

Earned premiums for the growing long-term care insurance product line increased 27% to $146.1 million in the first nine months of 1998 from $115.2 million in the first nine months of 1997.

Primerica Financial Services

New term life insurance sales during the first nine months of 1998 were $43.0 billion in face value, up from $39.2 billion in the first nine months of 1997.

During the first nine months of 1998, earnings related to the distribution of non-life insurance products accounted for $64.6 million, or 22%, of PFS's operating earnings, an increase of 45% from the prior year period.

Sales of mutual funds (at net asset value) were $2.327 billion for the first nine months of 1998, a 15% increase over the first nine months of 1997 sales of $2.027 billion.

Cash advanced on $.M.A.R.T. loan-Registered Trademark- and $.A.F.E.-Registered Trademark- loan products was up 14% to $1.078 billion in the first nine months of 1998. The TRAVELERS SECURE-Registered Trademark-line of property and casualty insurance products showed strong growth, with premiums up almost four-fold to $154.6 million. Variable annuity sales also climbed, reaching net written premiums and deposits of $473.4 million in the first nine months of 1998.

Property & Casualty Insurance Services

                                                                     Nine Months Ended September 30,
                                                           ---------------------------- ------------------------
(millions)                                                            1998                       1997
---------------------------------------------------------- ---------------------------- ------------------------
                                                                              Net                        Net
                                                                            income                     income
                                                             Revenues       (loss)        Revenues     (loss)
---------------------------------------------------------- ------------- -------------- ------------- ----------
Commercial (1) (2) ....................................          $4,971           $742      $  4,887       $666
Personal (1) (3) ......................................           2,747            318         2,473        303
Financing costs and other (1) .........................               9            (85)            9        (93)
Minority interest .....................................               -           (163)            -       (153)
---------------------------------------------------------- ------------- -------------- ------------- ----------
Total Property & Casualty Insurance Services ..........          $7,727           $812        $7,369       $723
---------------------------------------------------------- ------------- -------------- ------------- ----------
---------------------------------------------------------- ------------- -------------- ------------- ----------

(1) Before minority interest.
(2) Net income includes $59 million and $39 million of reported investment portfolio gains in 1998 and 1997, respectively.
(3) Net income includes $12 million of reported investment portfolio gains in 1998 and $1 million of reported investment portfolio losses in 1997.

Commercial Lines

Commercial Lines net written premiums for the first nine months of 1998 totaled $3.501 billion, compared to $3.656 billion in the first nine months of 1997. The first nine months of 1997 net written premiums included an adjustment of $142 million due to a change to conform the Aetna P&C method with The Travelers Indemnity Company and its subsidiaries (Travelers P&C) method of recording certain net written premiums. Without this adjustment, net written premiums were about level with the prior year.

Fee income for the first nine months of 1998 was $233.1 million, a $45.7 million decrease from the first nine months of 1997.

National Accounts net written premiums of $483.5 million for the first nine months of 1998 decreased $38.9 million from the first nine months of 1997. National Accounts new business in the first nine months of 1998 was significantly higher compared to the first nine months of 1997. New business reflects the addition of two large accounts in the third quarter of 1998. National Accounts business retention ratio was virtually the same in the first nine months of 1998 compared to the first nine months of 1997. National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts net written premiums were $1.349 billion in the first nine months of 1998 compared to $1.516 billion in the first nine months of 1997. The 1997 net written premiums included an adjustment of $127.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums decreased $40 million reflecting the highly competitive marketplace and TAP's continued disciplined approach to underwriting and risk management. For the first nine months of 1998, new premium business in Commercial Accounts significantly declined compared to the first nine months of 1997, reflecting TAP's focus on obtaining new business accounts where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in the first nine months of 1998 remained strong and was virtually the same compared to the first nine months of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums were $1.138 billion in the first nine months of 1998 compared to $1.087 billion in the first nine months of 1997. The 1997 net written premiums included an adjustment of $15.0 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. New premium business in Select Accounts was moderately lower in the first nine months of 1998 compared to the first nine months of 1997, reflecting TAP's focus on maintaining its selective underwriting policy. Select Accounts business retention ratio remained strong in the first nine months of 1998 and was virtually the same as that in the first nine months of 1997.

Specialty Accounts net written premiums were $529.9 million in the first nine months of 1998 compared to $530.1 million in the first nine months of 1997.

Catastrophe losses, net of taxes and reinsurance, were $25.3 million and $5.1 million in the first nine months of 1998 and 1997, respectively. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter.

The statutory combined ratio (before policyholder dividends) for Commercial Lines in the first nine months of 1998 was 108.1% compared to 109.3% in the first nine months of 1997. The GAAP combined ratio (before policyholder dividends) for Commercial Lines in the first nine months of 1998 was 108.5% compared to 108.3% in the first nine months of 1997.

The 1997 first nine months statutory and GAAP combined ratios for Commercial Lines include an adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 1997 would have been 109.9% and 109.5%, respectively. The decrease in the first nine months of 1998 statutory and GAAP combined ratios compared to the first nine months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to continued expense reductions and a decline in asbestos and environmental incurred losses, partially offset by higher catastrophe and other weather-related losses and lower fee income.

Personal Lines

Total net written premiums in the first nine months of 1998 grew 16% over the prior year to $2.589 billion, excluding a one-time adjustment in 1997 of $68.7 million due to a change in the quota share reinsurance arrangement.

Catastrophe losses, after taxes and reinsurance, were $43.5 million in the first nine months of 1998 compared to $4.5 million in the first nine months of 1997. The 1998 catastrophe losses were due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northwest in the third quarter, tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

The statutory combined ratio for Personal Lines in the first nine months of 1998 was 94.2% compared to 91.9% in the 1997 first nine months. The GAAP combined ratio for Personal Lines in the first nine months of 1998 was 92.8% compared to 91.3% in the first nine months of 1997.

The 1997 first nine months statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first nine months of 1997 would have been 91.8% and 92.1%, respectively. The increase in the first nine months of 1998 statutory and GAAP combined ratios compared to the first nine months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to higher catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

Financing Costs and Other

The primary component of net income (loss) in the first nine months of 1998 and 1997 was interest expense of $79 million after tax, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

Environmental Claims

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 1998, approximately 16% of the net aggregate reserve (i.e., approximately $149 million) consists of case reserve for resolved claims. The balance, approximately 84% of the net aggregate reserve (i.e., approximately $761 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

Environmental Losses                                       Nine Months Ended                 Nine Months Ended
(millions)                                                September 30, 1998                 September 30, 1997
                                                      ----------------------------      -----------------------------
Beginning reserves:
  Direct ................................................         $1,193                            $1,369
  Ceded .................................................            (74)                             (127)
                                                              -----------                       -----------
  Net ...................................................          1,119                             1,242
Incurred losses and loss expenses:
  Direct ................................................             96                                55
  Ceded .................................................            (57)                               (1)
Losses paid:
  Direct ................................................            292                               181
  Ceded .................................................            (44)                              (48)
Ending reserves:
  Direct ................................................            997                             1,243
  Ceded .................................................            (87)                              (80)
                                                              -----------                       -----------
  Net....................................................         $  910                            $1,163
                                                              -----------                       -----------
                                                              -----------                       -----------

Asbestos Claims

At September 30, 1998, approximately 22% of the net aggregate reserve (i.e., approximately $226 million) is for pending asbestos claims. The balance, approximately 78% (i.e., approximately $794 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

Asbestos Losses                                            Nine Months Ended                 Nine Months Ended
(millions)                                                 September 30, 1998                September 30, 1997
                                                      -----------------------------     -----------------------------
Beginning reserves:
  Direct ..............................................           $1,363                            $1,443
  Ceded ...............................................             (249)                             (370)
                                                              -----------                       -----------
  Net .................................................            1,114                             1,073
Incurred losses and loss expenses:
  Direct ..............................................              119                                60
  Ceded ...............................................              (69)                              (15)
Losses paid:
  Direct ..............................................              193                               114
  Ceded ...............................................              (49)                              (60)
Ending reserves:
  Direct ..............................................            1,289                             1,389
  Ceded                                                             (269)                             (325)
                                                              -----------                       -----------
  Net..................................................           $1,020                            $1,064
                                                              -----------                       -----------
                                                              -----------                       -----------


Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $184 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $864 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

CIOTA Losses                                               Nine Months Ended                 Nine Months Ended
(millions)                                                September 30, 1998                 September 30, 1997
                                                      ----------------------------      -----------------------------
Beginning reserves:
  Direct .........................................                $1,520                            $1,560
  Ceded ..........................................                  (432)                             (446)
                                                              -----------                       -----------
  Net ............................................                 1,088                             1,114
Incurred losses and loss expenses:
  Direct .........................................                   (15)                               26
  Ceded ..........................................                    22                                (6)
Losses paid:
  Direct .........................................                    52                                51
  Ceded ..........................................                    (5)                              (14)
Ending reserves:
  Direct .........................................                 1,453                             1,535
  Ceded ..........................................                  (405)                             (438)
                                                              -----------                       -----------
  Net.............................................                $1,048                            $1,097
                                                              -----------                       -----------
                                                              -----------                       -----------

Corporate and Other

                                                                     Nine Months Ended September 30,
                                                      ------------------------------- ------------------------------
(millions)                                                         1998                           1997
----------------------------------------------------- ------------------------------- ------------------------------
                                                                        Net income                     Net income
                                                         Revenues       (expense)       Revenues       (expense)
----------------------------------------------------- --------------- --------------- -------------- ---------------
Total Corporate and Other (1) .........................          $87          $(118)            $75          $(153)
----------------------------------------------------- --------------- --------------- -------------- ---------------
----------------------------------------------------- --------------- --------------- -------------- ---------------

(1) Net income (expense) includes $1 million and $6 million of reported investment portfolio gains in 1998 and 1997, respectively.

Net treasury and corporate staff expenses for the first nine months of 1998 were up from the prior year period. The decline in total operating expense for the segment reflects income from the disposition of a real estate development property in the first quarter of 1998.

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

TRV, Commercial Credit Company (CCC) and The Travelers Insurance Company (TIC) have a five-year revolving credit facility with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. This facility expires in June 2001. At September 30, 1998, $700 million was allocated to TRV and $300 million was allocated to CCC. Under this facility, TRV is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $10.9 billion. TRV and CCC also have $200 million in 364-day facilities which expire in August 1999 and may be allocated to either of TRV or CCC. At September 30, 1998, $150 million was allocated to TRV and $50 million was allocated to CCC. In addition TRV and CCC also have a $500 million 60-day facility which expires in November 1998 and may be allocated to either of TRV or CCC. At September 30, 1998 all of this facility was allocated to CCC. At September 30, 1998, there were no borrowings outstanding under any of these facilities.

At September 30, 1998, TRV had unused credit availability of $700 million under the five-year revolving credit facility and $150 million under the 364-day facilities. TRV may borrow under these revolving credit facilities at various interest rate options (LIBOR, CD and base rate) and compensates the banks for the facility through commitment fees.

Commercial Credit Company (CCC)

CCC also issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. Currently CCC has unused credit availability of $3.7 billion under five-year revolving credit facilities, including the $300 million referred to above, and $1.4 billion in 364-day facilities including the $50 million referred to above, and $500 million under the 60-day facility referred to above. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1998, CCC would have been able to remit $751 million to its parent under its most restrictive covenants.

Travelers Property Casualty Corp. (TAP)

TAP also issues commercial paper directly to investors and maintains unused credit availability under a committed revolving credit agreement at least equal to the amount of commercial paper outstanding.

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. TAP may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through commitment fees. Under this facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $4.0 billion. At September 30, 1998, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP has received $430 million of dividends from its insurance subsidiaries during the first nine months of 1998.

Salomon Smith Barney

Salomon Smith Barney's total assets were $238 billion at September 30, 1998, compared to $277 billion at December 31, 1997. Due to the nature of trading activities, including matched book activities, it is not uncommon for asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). Salomon Smith Barney's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

Financial instruments and commodities owned and contractual commitments declined as a result of decreased inventory positions in U.S. and Non-government and agency securities. The decline in U.S. government and government agency securities can, in part, be attributed to the risk reduction of the U.S. Fixed Income Arbitrage business while the decline in Non-U.S. government and government agency long and short securities is primarily FAS No. 127 related. Financial instruments and commodities sold, not yet purchased and contractual commitments decreased as a result of a decline in Non-U.S. government and government agency securities. This decline is the result of a decrease in inventory positions of Japanese and United Kingdom government bonds.

Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 1998, this requirement was exceeded by approximately $2.8 billion. At September 30, 1998, there were no outstanding borrowings under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Term debt totaled $20.9 billion at September 30, 1998, compared with $19.1 billion at December 31, 1997.

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

Salomon Smith Barney's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of Salomon Smith Barney's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The trading portfolio of high yield securities owned is carried at market or fair value and totaled $4.9 billion at September 30, 1998, the largest high yield exposure to one counterparty was $280 million.

As of October 1, 1998, Salomon Smith Barney had mark-to-market exposure to hedge funds of $2.122 billion, collateralized by $2.167 billion of cash and government securities, resulting in excess collateral of $45 million. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $48 million. No single hedge fund had a mark-to-market deficit of more than $8 million in excess of collateral held from that hedge fund. Mark-to-market exposure includes those hedge funds that owe Salomon Smith Barney on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements.

In addition, Salomon Smith Barney has no unsecured loans or loan commitments to hedge funds. Salomon Smith Barney has no investments in hedge funds other than an investment in Long-Term Capital Management, LP, made in concert with a consortium of banks and securities firms.

The following table shows the results of Salomon Smith Barney's value at risk
(VAR) analysis, which includes substantially all of its financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at September 30, 1998 and December 31, 1997. The VAR relating to non-trading instruments has been excluded from this analysis.

--------------------------------------- -------------------- --------------------
                                              September 30,         December 31,

(millions)                                             1998                 1998
--------------------------------------- -------------------- --------------------
Interest rate ....................................      $46                  $41

Equities .........................................        4                    8

Commodities ......................................        8                    8

Currency .........................................       18                    9

Diversification benefit ..........................      (24)                 (22)
--------------------------------------- -------------------- --------------------

Total ............................................      $52                  $44
--------------------------------------- -------------------- --------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating the above market amounts, Salomon Smith Barney used a 95% confidence level and a one day interval. The standard deviations and correlation assumptions are based on historical data and reflect a horizon of one year or more and no more than five years. VAR reflects the risk profile of Salomon Smith Barney at a point in time and is not a predictor of future results.

The Travelers Insurance Company (TIC)

At September 30, 1998, TIC had $25.3 billion of life and annuity product deposit funds and reserves. Of that total, $13.7 billion is not subject to discretionary withdrawal based on contract terms. The remaining $11.6 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.2 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.1 billion of the life insurance and individual annuity liabilities, which are subject to discretionary withdrawal and have an average surrender charge of 4.8%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.3 billion of liabilities is surrenderable without charge. More than 15% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC issues commercial paper to investors and maintains unused committed revolving credit facilities at least equal to the amount of commercial paper outstanding. TIC may borrow under this revolving credit facility at various rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $551 million of statutory surplus is available in 1998 for such dividends without the prior approval of the Connecticut Insurance Department, of which $110 million has been paid during the first nine months of 1998.

Year 2000 Date Conversion

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs to address the year 2000 issue and developed a comprehensive plan to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failure or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company is in the process of implementing necessary changes, in accordance with its Year 2000 plan, to bring all its critical business systems into year 2000 compliance by early 1999. As part of and following, achievement of year 2000 compliance, systems have been, and will continue to be, subjected to a certification process which validates the renovated code before it is certified for use in production. In addition, the Company is developing contingency plans to be used in the event of an unexpected failure, which may result from the complex interrelationships among our clients, business partners, and other parties upon whom it relies. These plans are expected to be in place by December 31, 1998.

The total pre-tax cost associated with the required modifications and conversions is expected to be between $200 million and $275 million and is being expensed as incurred in the period 1996 through 1999, and is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has communicated with them on their plans to address and resolve year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

An additional year 2000 issue for TAP is the potential future impact of its insurance coverages. It is possible that year 2000 related losses may emerge in future periods. TAP has taken certain initiatives to mitigate the risks surrounding the year 2000 issue including addressing year 2000 issues, where applicable, in the underwriting process and modifying certain contract language. Property and casualty indemnity losses for possible future year 2000 claims and litigation costs to defend or deny such claims if any, are not reasonably estimable at this time.

Future Application of Accounting Standards

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates and the level of personal bankruptcies; the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner; the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the Citicorp merger and the pending global strategic alliance with The Nikko Securities Co., Ltd.; customer responsiveness to both new products and distribution channels; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives. Readers also are directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits:

                  See Exhibit Index.

         (b)  Reports on Form 8-K:

                  On July 22, 1998, the Company filed a Current Report on Form 8-K, dated July 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1998, and certain other selected financial data.

                  On August 18, 1998, the Company filed a Current Report on Form 8-K, dated August 18, 1998, filing under Items 5 and 7 thereof certain pro forma and historical financial information related to the pending merger with Citicorp.

                  On September 2, 1998, the Company filed a Current Report on Form 8-K, dated August 31, 1998, reporting under Item 5 thereof certain results of operations of Salomon Smith Barney Holdings Inc. during the July-August 1998 period.

                  No other reports on Form 8-K were filed during the third quarter of 1998; however, on October 8, 1998, the Company filed a Current Report on Form 8-K, dated October 8, 1998, reporting under Item 2 thereof the consummation of the merger with Citicorp and under Item 5 thereof certain results of its operations for the quarter ended September 30, 1998, and certain other selected financial data; on October 23, 1998, the Company filed a Current Report on Form 8-K, dated October 21, 1998, reporting under Item 5 thereof its results of its operations for the quarter ended September 30, 1998, and certain other selected financial data; on October 26, 1998, the Company filed a Current Report on Form 8-K, dated October 26, 1998, filing under Items 5 and 7 thereof certain supplemental financial information relating to its merger with Citicorp; on November 2, 1998, the Company filed a Current Report on Form 8-K, dated October 29, 1998, reporting under
                  Item 7 thereof the offer and sale of the Company's Floating Rate Senior Notes due February 3, 2000; and on November 2, 1998, the Company filed a Current Report on Form 8-K, dated November 1, 1998, reporting under Item 5 thereof certain information regarding the integration of its corporate business and related executive matters.

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
 Number           Description of Exhibit
 -------          ----------------------
 3.01 +           Restated  Certificate  of  Incorporation  of Citigroup Inc. (the  "Company"),  Certificate of
                  Amendment to the Restated Certificate of Incorporation,  filed April 26, 1995, Certificate of
                  Amendment to the Restated  Certificate of Incorporation,  filed, April 24, 1996,  Certificate of Amendment to the Restated Certificate of Incorporation,  filed April 23, 1997, Certificate of Amendment to the Restated Certificate of Incorporation,  filed April 22, 1998, Certificate
                  of  Amendment  to  the  Restated  Certificate  of  Incorporation,   filed  October  8,  1998,
                  Certificate of Designation of 6.365%  Cumulative  Preferred  Stock,  Series F, Certificate of
                  Designation of 6.213%  Cumulative  Preferred  Stock,  Series G, Certificate of Designation of
                  6.231%  Cumulative  Preferred  Stock,  Series  H,  Certificate  of  Designation  of  Series I
                  Cumulative  Convertible  Preferred  Stock,  Certificate of  Designation  of 8.08%  Cumulative
                  Preferred Stock,  Series J,  Certificate of Designation of 8.40% Cumulative  Preferred Stock,
                  Series  K,  Certificate  of  Designation  of 9.50%  Cumulative  Preferred  Stock,  Series  L,
                  Certificate of Designation of 5.864%  Cumulative  Preferred Stock,  Series M, and Certificate
                  of Designation of Cumulative Adjustable Rate Preferred Stock, Series Y.

 3.02 +           By-Laws of the Company effective October 8, 1998.

 4.01+            Fourth  Supplemental  Indenture,  dated as of November  2, 1998,  between the Company and The
                  Bank of New York, as Trustee, under the Indenture dated as of March 15, 1987.

 12.01+           Computation of Ratio of Earnings to Fixed Charges.

 12.02+           Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

 27.01+           Financial Data Schedule.

 99.01  +         Certain historical  financial  information from Citicorp's  Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries.
The Company will furnish copies of any such instrument to the SEC upon request.

-----------------------
    +   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Citigroup Inc.







Date:  November 12, 1998                                                  By               Heidi Miller
                                                                                -----------------------------------
                                                                                           Heidi Miller
                                                                                     Chief Financial Officer
                                                                                  (Principal Financial Officer)








Date:  November 12, 1998                                                  By               Irwin Ettinger
                                                                                -------------------------------------
                                                                                           Irwin Ettinger
                                                                                      Chief Accounting Officer
                                                                                   (Principal Accounting Officer)






Date:  November 12, 1998                                                  By              Roger W. Trupin
                                                                                -------------------------------------
                                                                                          Roger W. Trupin
                                                                                             Controller