Form 10-K405
period 1998-12-31
CITIGROUP INC
filed 1999-03-08
CIK 831001

    FINANCIAL INFORMATION

    THE COMPANY                                                   2
    FIVE-YEAR SUMMARY OF
       SELECTED FINANCIAL DATA                                    4
    MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                  5
    GLOBAL CONSUMER                                               7
       Banking/Lending                                            7
           Citibanking North America                              7
           Mortgage Banking                                       8
           Cards                                                  8
           Consumer Finance Services                              9
       Insurance                                                  9
           Travelers Life and Annuity                             9
           Primerica Financial Services                          10
           Personal Lines                                        11
       International Consumer                                    12
           Europe, Midd


le East, & Africa                         12
           Asia Pacific                                          12
           Latin America                                         13
           Global Private Bank                                   14
       e-Citi                                                    14
       Other Consumer                                            14
       Consumer Portfolio Review                                 15
       Global Consumer Outlook                                   17
    GLOBAL CORPORATE AND
       INVESTMENT BANK                                           19
       Salomon Smith Barney                                      20
       Emerging Markets                                          21
       Global Relationship Banking                               22
       Commercial Lines Insurance                                22
       Global Corporate and
           Investment Bank Outlook                               28
    ASSET MANAGEMENT                                             29
    CORPORATE/OTHER                                              30
    INVESTMENT ACTIVITIES                                        30
    DISCONTINUED OPERATIONS                                      30
    YEAR 2000                                                    31
    FUTURE APPLICATION OF
       ACCOUNTING STANDARDS                                      31
    FORWARD-LOOKING STATEMENTS                                   31
    MANAGING GLOBAL RISK                                         32
       The Credit Risk Management Process                        32
       The Market Risk Management Process                        33
       Management of Cross-Border
           Risk at Citigroup                                     36
    LIQUIDITY AND CAPITAL RESOURCES                              37
    REPORT OF MANAGEMENT                                         41
    INDEPENDENT AUDITORS' REPORT                                 41
    CONSOLIDATED FINANCIAL STATEMENTS--
       CITIGROUP INC. AND SUBSIDIARIES                           42
       CONSOLIDATED STATEMENT OF INCOME                          42
       CONSOLIDATED STATEMENT OF
           FINANCIAL POSITION                                    43
       CONSOLIDATED STATEMENT OF
           CHANGES IN STOCKHOLDERS' EQUITY                       44
       CONSOLIDATED STATEMENT OF
           CASH FLOWS                                            45
       NOTES TO CONSOLIDATED
           FINANCIAL STATEMENTS                                  46
    FINANCIAL DATA SUPPLEMENT                                    80
       Average Balances and Interest Rates,
           Taxable Equivalent Basis                              80
       Analysis of Changes in Net
           Interest Revenue                                      82
       Ratios                                                    83
       Loans Outstanding                                         83
       Loan Maturities and Sensitivity to
           Changes in Interest Rates                             84
       Cash-Basis, Renegotiated, and
           Past Due Loans                                        84
       Other Real Estate Owned and Assets
           Pending Disposition                                   85
       Foregone Interest Revenue on Loans                        85
       Details of Credit Loss Experience                         85
       Average Deposit Liabilities in Offices
           Outside the U.S.                                      86
       Time Deposits in U.S. Offices
           Maturity Profile                                      86
       Short-Term and Other Borrowings                           86
    10-K CROSS REFERENCE INDEX                                   94

THE COMPANY

Citigroup Inc. (together with its subsidiaries, the "Company") is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management, and Investment Activities.

      The Company's Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services and credit and charge card services, personalized wealth management services for high net worth clients, and life, auto and homeowners insurance. The businesses included in the Company's Global Corporate and Investment Bank segment serve corporations, financial institutions, governments and other participants in developed and emerging markets throughout the world. These businesses provide, among other things, investment banking, retail brokerage, corporate banking and cash management products and services and commercial insurance. Asset Management includes asset management services provided to mutual funds, institutional and individual investors. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, unallocated expenses, corporate administration, and variances between the consolidated and local tax rate for banking segments.

Global Consumer

Global Consumer delivers a wide array of banking and lending services, including the issuance of credit and charge cards, and personal insurance products in 57 countries around the world.

      Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class. Citibanking North America delivers banking services to customers through the branch network and through electronic delivery systems. Through its Mortgage Banking unit, Global Consumer makes mortgage and student loans to customers across North America.

      The Cards unit offers products such as MasterCard and VISA, Diners Club and private label credit cards. The April 1998 acquisition of Universal Card Services from AT&T added approximately $15 billion in credit card receivables. Global Consumer accounts for approximately 15% of the U.S. credit card receivables market. Worldwide, Global Consumer has approximately 53 million card member accounts.

      The Consumer Finance Services unit of Global Consumer provides community-based lending services through the branch network system of Commercial Credit Company ("CCC"). As of December 31, 1998, Consumer Finance Services maintained 980 loan offices in 45 states, including 19 servicing centers for $.M.A.R.T. loans(R) and $.A.F.E.(R) loans sold through the independent agents (the "Primerica sales force") of Primerica Financial Services ("Primerica"), a subsidiary of Citigroup. Loans to consumers include real estate-secured loans, unsecured and partially secured personal loans and loans to finance consumer goods purchases.

      The Insurance units of Global Consumer, through The Travelers Life and Annuity Company ("TLAC") offer fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses domestically. These products are primarily marketed through The Copeland Companies ("Copeland"), an indirect wholly owned subsidiary of The Travelers Insurance Company ("TIC"), Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.

      The business operations of Primerica involve the sale in North America of life insurance as well as other products manufactured by the Company, including mutual funds manufactured by Salomon Smith Barney and others, mortgages and personal loans of CCC, automobile and homeowners insurance of Travelers Property Casualty Corp. ("TAP") and Citibank personal checking and other accounts. The Primerica sales force is composed of approximately 150,000 independent representatives. A great majority of the sales force works on a part-time basis.

      Through TAP, a subsidiary in which Citigroup has an approximate 84% interest, Global Consumer writes virtually all types of property and casualty insurance covering personal risks. TAP is the second largest writer of personal lines insurance through independent agents in the U.S. based on 1997 direct written premiums published by A.M. Best Company. The Personal Lines unit of TAP had approximately 5.1 million policies in force at December 31, 1998. The primary coverages are personal automobile and homeowners insurance sold to individuals. These products are distributed through approximately 5,000 independent agencies located throughout the United States, most of which represent several unrelated property and casualty companies. Personal Lines also uses alternative distribution channels, including sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and through the Primerica sales force.

      The International unit of Global Consumer provides full-service banking and lending, including credit and charge cards, in Europe, Middle East and Africa, Asia Pacific (including Japan and Australia) and Latin America. Citibank's Global Private Bank provides personalized wealth management services for high net worth clients through 97 offices in 31 countries, generating fee income from investment funds management, trust and fiduciary services and custody services. Its Relationship Managers use their knowledge about their clients' individual needs and goals to bring them an array of personal banking services.

      Through e-Citi, Global Consumer focuses on the development of electronic banking initiatives, including Internet-based transactional banking products. These initiatives help place customers' entire financial relationships at their fingertips.

Global Corporate and Investment Bank

Global Corporate and Investment Bank provides investment advice, financial planning and extensive retail brokerage services, banking and other financial services and commercial insurance products throughout the United States and in 98 foreign countries.

      Global Corporate and Investment Bank through Salomon Smith Barney delivers investment banking services that encompass a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities for United States and foreign corporations and for state, local and other governmental and government-sponsored authorities. Global Corporate and Investment Bank also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major United States and international exchanges on behalf of customers and for its own account. It also executes proprietary trading strategies on its own behalf, principally in fixed income securities and in commodities. During 1998, these trading strategies were significantly scaled down. In August 1998, Salomon Smith Barney entered into a strategic alliance with The Nikko Securities Co., Ltd. to provide investment banking, sales and trading and research services for corporate and institutional clients in Japan and other overseas markets. The joint venture began operating in the first quarter of 1999.

      Global Corporate and Investment Bank is a major participant in foreign exchange and in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

      Citibank has a long-standing presence in emerging markets, which include all locations outside the economies of North America, Western Europe, and Japan. Citibank's Emerging Markets business offers a wide array of products and services that help multinational and local companies fulfill their financial goals or needs. Initially, Citibank typically enters a country to serve global customers, providing them with cash management, short-term loans, and foreign-exchange services. As the market begins to develop, Citibank offers trade services, project finance, and fixed-income issuance and trading and, thereafter, introduces securities custody, loan syndications and derivatives services. Finally, as services for locally headquartered companies become significant, consumer banking services may be offered. The Company's strategy in emerging markets also targets middle market businesses, and is designed to increase the Company's presence in the country and to help establish Citibank as a local "hometown" bank, as well as a leading international bank.

      The Global Relationship Bank provides banking and financial services to multinational companies and their subsidiaries all over the world. This business is organized by customer rather than by region or product. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, securities custody and structured products.

      TAP's Commercial Lines unit offers a broad array of property and casualty insurance and insurance-related services which it distributes through approximately 5,200 brokers and independent agencies located throughout the United States. TAP is the third largest writer of commercial lines insurance in the U.S. based on 1997 direct written premiums published by A.M. Best Company. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by TAP's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals.

Asset Management

The Asset Management group is comprised of three primary asset management business platforms: Salomon Brothers Asset Management, Smith Barney Asset Management and Citibank Global Asset Management. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts and unit investment trusts.

      Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies, high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution opportunities within the Citigroup structure, through Asset Management's own sales force or through independent sources.

      As of December 31, 1998, aggregate assets under management exceeded $327 billion with about $100 billion in each of the equity, fixed income and liquidity product categories. Approximately $225 billion is managed in the United States, $60 billion in Europe, $15 billion in Japan, $10 billion in Latin America, $8 billion in Asia Pacific and $5 billion in Australia.

Investment Activities

In addition to the Company's three business segments, its Investment Activities segment consists primarily of the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Corporate/Other

Corporate/Other includes net treasury results, revenues derived from charging banking segments for funds employed, based upon a marginal cost of funds concept, corporate staff and similar expenses, and the offset created by attributing income taxes to core business activities on a local tax-rate basis for Citicorp.

      The periodic reports of Citicorp, CCC, Salomon Smith Barney Holdings Inc. ("SSBH"), TAP, The Student Loan Corporation ("STU"), the Travelers Insurance Company ("TIC"), and the Travelers Life and Annuity Company ("TLAC"), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

      The principal executive offices of the Company are located at 153 East 53rd Street, New York, New York 10043; telephone number 212-559-1000.

                                                 Citigroup Inc. and Subsidiaries

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)

In Millions of Dollars, Except Per Share Amounts                      1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                   $  76,431     $  72,306     $  65,101     $  58,957     $  54,369
Total revenues, net of interest expense                             48,936        47,782        43,765        36,567        31,841
Provisions for benefits, claims, and credit losses                  11,116         9,911         9,566         7,193         7,260
Operating expenses(2)                                               28,551        27,121        23,475        20,460        19,151
Income from continuing operations(2)                                 5,807         6,705         7,073         5,610         4,182
Discontinued operations                                                 --            --          (334)          150           180
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $   5,807     $   6,705     $   6,739     $   5,760     $   4,362
==================================================================================================================================
Earnings per share(3)
Basic earnings per share:
  Income from continuing operations                              $    2.49     $    2.86     $    2.97     $    2.41     $    1.75
  Net income                                                          2.49          2.86          2.83          2.48          1.83
Diluted earnings per share:
  Income from continuing operations                                   2.43          2.74          2.84          2.19          1.60
  Net income                                                          2.43          2.74          2.71          2.25          1.68
Dividends declared per common share(4)                               0.555         0.400         0.300         0.267         0.192
----------------------------------------------------------------------------------------------------------------------------------
At December 31,
Total assets                                                     $ 668,641     $ 697,384     $ 626,906     $ 559,146     $ 537,540
Total deposits                                                     228,649       199,121       184,955       167,131       155,726
Long-term debt                                                      48,671        47,387        43,246        40,723        40,171
Mandatorily redeemable securities of subsidiary trusts               4,320         2,995         2,545            --            --
Redeemable preferred stock                                             140           280           420           560           700
Common stockholders' equity                                         40,395        38,498        35,213        31,000        24,646
Total stockholders' equity                                          42,708        41,851        38,416        35,183        29,945
----------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges and preferred
  stock dividends                                                     1.32x         1.41x         1.48x         1.35x         1.21x
Return on average common stockholders' equity(5)                     13.95%        17.49%        19.42%        18.88%        16.56%
Common stockholders' equity to assets                                 6.04%         5.52%         5.62%         5.54%         4.58%
Total stockholders' equity to assets                                  6.39%         6.00%         6.13%         6.29%         5.57%
----------------------------------------------------------------------------------------------------------------------------------
Income Analysis(6)
Total revenues, net of interest expense                          $  48,936     $  47,782     $  43,765     $  36,567     $  31,841
Effect of credit card securitization activity(7)                     2,187         1,713         1,392           917           934
Net cost to carry(8)                                                     8            (5)          (46)           23            89
Capital building transactions                                           --            --            --            --           (80)
----------------------------------------------------------------------------------------------------------------------------------
Adjusted revenues, net of interest expense                          51,131        49,490        45,111        37,507        32,784
----------------------------------------------------------------------------------------------------------------------------------
Adjusted operating expenses(9)                                      27,812        25,475        23,533        20,565        19,142
----------------------------------------------------------------------------------------------------------------------------------
Provisions for benefits, claims, and credit losses(10)              11,116         9,911         9,566         7,193         7,260
Effect of credit card securitization activity(7)                     2,187         1,713         1,392           917           934
Net cost to carry and net OREO benefits                                (48)          (77)          (90)          (82)           98
Acquisition-related costs                                               --            --          (541)           --            --
----------------------------------------------------------------------------------------------------------------------------------
Adjusted provisions for benefits, claims, and credit costs          13,255        11,547        10,327         8,028         8,292
----------------------------------------------------------------------------------------------------------------------------------
Restructuring charges and merger-related costs                        (795)       (1,718)           --            --            --
Acquisition-related costs                                               --            --          (650)           --            --
Operating loss from discontinued operations                             --            --           123            --            --
Gain on sale of stock by subsidiary                                     --            --           363            --            --
Gain on sale of subsidiaries and affiliates                             --            --            --            --           226
Capital building transactions                                           --            --            --            --            80
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes and minority interest                            9,269        10,750        11,087         8,914         5,656
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                           3,234         3,833         3,967         3,304         1,474
Minority interest, net of income taxes                                 228           212            47            --            --
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                    5,807         6,705         7,073         5,610         4,182
Discontinued operations, net of tax                                     --            --          (334)          150           180
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $   5,807     $   6,705     $   6,739     $   5,760     $   4,362
==================================================================================================================================

(1) All periods have been restated to reflect the mergers of Travelers Group and Citicorp on October 8, 1998 and Salomon Inc on November 28, 1997. The results of the property casualty business of Aetna P&C are included from the date of acquisition, April 2, 1996. (See Note 2 of Notes to Consolidated Financial Statements).

(2) The years ended December 31, 1998 and 1997 include net restructuring charges (and in 1998 merger-related costs) of $795 million ($535 million after-tax) and $1,718 million ($1,046 million after-tax), respectively.

(3)   All amounts have been adjusted to reflect various stock splits.

(4)   Amounts represent Travelers' historical dividends per common share.

(5) The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividend requirements. Excluding gains and losses on discontinued operations, return on average common stockholders' equity was 13.95% in 1998, 17.49% in 1997, 20.43% in 1996,
      18.34% in 1995 and 15.79% in 1994.

(6) The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 42 to the basis employed by management for assessing financial results.

(7) Commencing in 1997, includes effect related to credit card receivables held for sale.

(8) Principally the net cost to carry commercial cash-basis loans and other real estate owned (OREO).

(9) Excludes restructuring charges and net OREO benefits (principally gains and losses on sales, direct revenue and expense, and writedowns of commercial OREO), and in 1996, operating loss from discontinued operations and acquisition-related costs.

(10) Includes a provision in excess of net credit losses to increase the allowance for credit losses by $107 million, $128 million, $242 million, $309 million, and $751 million for 1998, 1997, 1996, 1995 and 1994, respectively.

                                                 Citigroup Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger with Citicorp

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV) (the Merger). Following the Merger, TRV changed its name to Citigroup Inc. (Citigroup). Under the terms of the Merger, approximately 1.1 billion shares of Citigroup common stock were issued in exchange for all of the outstanding shares of Citicorp common stock based on an exchange ratio of 2.5 shares of Citigroup common stock for each share of Citicorp common stock. Each share of TRV common stock automatically represented one share of Citigroup common stock. Following the exchange, former shareholders of Citicorp and TRV each owned approximately 50% of the outstanding common stock of Citigroup. Each outstanding share of Citicorp preferred stock was converted into one share of a corresponding series of preferred stock of Citigroup having identical terms (See Note 18 of Notes to Consolidated Financial Statements--Series O through Series V).

      The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if TRV and Citicorp had always been combined. The consolidated statement of changes in stockholders' equity reflects the accounts of Citigroup together with its subsidiaries (the Company) as if the additional preferred and common stock had been issued during all the periods presented.

      Upon consummation of the Merger, the Company became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, the Company has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws following the Merger will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

      There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, the Company will evaluate its alternatives in order to comply with whatever laws are then applicable.

Merger with Salomon

On November 28, 1997, a newly formed, wholly owned subsidiary of the Company merged with and into Salomon Inc (Salomon) (the Salomon Merger). Under the terms of the Salomon Merger, approximately 188.5 million shares of Citigroup common stock were issued in exchange for all of the outstanding shares of Salomon common stock, based on an exchange ratio of 1.695 shares of Citigroup common stock for each share of Salomon common stock. Shares of each of Salomon's series of preferred stock outstanding were exchanged for a corresponding series of Citigroup preferred stock having substantially identical terms, except that the Citigroup preferred stock issued in conjunction with the Salomon Merger has certain voting rights. Thereafter, Smith Barney Holdings Inc. (Smith Barney), a wholly owned subsidiary of Citigroup, was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney). The Salomon Merger was accounted for under the pooling of interests method.

Acquisition of Aetna P&C

On April 2, 1996, Travelers Property Casualty Corp. (TAP), an indirect majority-owned subsidiary of Citigroup, acquired the domestic property and casualty insurance subsidiaries of Aetna Services, Inc. (Aetna P&C) for approximately $4.2 billion in cash. This acquisition was financed in part by the issuance by TAP of common stock resulting in a minority interest in TAP of approximately 18% at that time (currently 16%). The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of Aetna P&C's operations from the date of acquisition. TAP also owns The Travelers Indemnity Company and its subsidiaries (Travelers P&C). TAP's insurance subsidiaries are the primary vehicles through which the Company engages in the property and casualty insurance business.

Business Focus

The table below shows the business income (loss) for each of Citigroup's businesses:

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Global Consumer
Citibanking North America                           $ 113     $   71    $   (12)
Mortgage Banking                                      175        117         64
Cards                                                 737        523        713
Consumer Finance Services                             264        213        199
-------------------------------------------------------------------------------
  Banking/Lending                                   1,289        924        964
--------------------------------------------------------------------------------
Travelers Life & Annuity                              496        424        360
Primerica Financial Services                          400        335        273
Personal Lines                                        319        300        193
-------------------------------------------------------------------------------
  Insurance                                         1,215      1,059        826
--------------------------------------------------------------------------------
  Total North America                               2,504      1,983      1,790
--------------------------------------------------------------------------------
Europe, Middle East, & Africa                         155        138        190
Asia Pacific                                          410        428        496
Latin America                                         163        273        281
Global Private Bank                                   254        281        231
-------------------------------------------------------------------------------
  Total International                                 982      1,120      1,198
--------------------------------------------------------------------------------
e-Citi                                               (142)       (79)       (51)
Other                                                 (86)        24         46
-------------------------------------------------------------------------------
Total Global Consumer                               3,258      3,048      2,983
-------------------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                                  408      1,438      1,638
Emerging Markets                                      690        909      1,000
Global Relationship Banking                           220        559        510
Commercial Lines Insurance                            723        632        499
-------------------------------------------------------------------------------
Total Global Corporate and Investment Bank          2,041      3,538      3,647
--------------------------------------------------------------------------------
Asset Management                                      273        243        208
Corporate/Other                                      (159)      (370)      (451)
-------------------------------------------------------------------------------
Business Income                                     5,413      6,459      6,387
Investment Activities                                 929      1,292        594
-------------------------------------------------------------------------------
Core Income                                         6,342      7,751      6,981
Restructuring charges and
  merger-related costs                               (535)    (1,046)        --
Gain on sale of stock by subsidiary                    --         --        363
Acquisition-related costs                              --         --       (346)
Loss on disposition of subsidiary                      --         --       (259)
-------------------------------------------------------------------------------
Net Income                                        $ 5,807    $ 6,705    $ 6,739
===============================================================================

Results of Operations

Citigroup reported 1998 core income of $6.342 billion ($2.66 per diluted common share), down $1.409 billion or 18% from $7.751 billion ($3.18 per diluted share) in 1997, both excluding the after-tax effects of restructuring charges (and in 1998 merger-related costs) of $535 million in 1998 and $1.046 billion in 1997. Net income including the charges was $5.807 billion ($2.43 per diluted share), down $898 million or 13% from $6.705 billion ($2.74 per diluted share) in 1997. Citigroup 1997 core income was up $770 million or 11% from $6.981 billion ($2.81 per diluted share) in 1996, excluding the after-tax effect of restructuring charges in 1997 and the $242 million of net charges related to acquisitions and dispositions in 1996. Net income in 1997 including those amounts was down $34 million or 1% from $6.739 billion ($2.71 per diluted share) in 1996. Excluding the charges, return on common equity was 14.9% for 1998 compared to 20.2% a year ago.

      Core income in 1998 was sharply impacted by the global economic turmoil experienced during the year as income decreased 42% in Global Corporate and Investment Bank to $2.041 billion, reflecting events in Russia and Asia, and decreased 28% in Investment Activities to $929 million. Partially offsetting this was a 7% increase in Global Consumer to $3.258 billion, complemented by a 12% increase in SSB Citi Asset Management Group (Asset Management) core income to $273 million. The $770 million increase in 1997 core income compared to 1996 primarily reflected strong performance in Investment Activities and the Global Consumer Insurance business, up $698 million and $233 million, respectively, partially offset by a $200 million decline in Salomon Smith Barney.

      Global Consumer core income growth in 1998 was led by the Banking/Lending and Insurance businesses in North America, up 40% to $1.289 billion and 15% to $1.215 billion, respectively, partially offset by a 12% decrease in International due to global economic conditions. Global Consumer core income was also reduced by spending on global advertising, marketing, and distribution development initiatives, and spending on the technological enhancements of e-Citi. The decline in Global Corporate and Investment Bank reflected decreases of 72% in Salomon Smith Barney to $408 million, 61% in Global Relationship Banking to $220 million, and 24% in Emerging Markets to $690 million, partially offset by an increase of 14% to $723 million in Commercial Lines Insurance.

      Adjusted revenues of $51.1 billion and $49.5 billion in 1998 and 1997 were up $1.6 billion or 3% from 1997 and $4.4 billion or 10% from 1996. Revenues in Global Consumer in 1998 increased $3.2 billion or 14% to $25.9 billion, led primarily by Cards, up $1.7 billion or 31%, including the $1.1 billion impact of the Universal Card Services (UCS) acquisition. Also contributing to Global Consumer growth were the Insurance businesses, up $858 million or 11% and Consumer Finance Services up $271 million or 25%. Revenues in Global Consumer in 1997 increased $1.8 billion or 9% to $22.7 billion, led by a $1.1 billion or 17% increase in Insurance and a $657 million or 8% increase in Banking/Lending. Global Corporate and Investment Bank revenues of $21.7 billion in 1998 were down $1.5 billion or 6%, principally reflecting a Salomon Smith Barney decline of $1.9 billion or 18% to $8.3 billion, driven by a sharp drop in principal transactions revenue. Emerging Markets increased by 8% to $3.4 billion, Commercial Lines Insurance was up 3% to $6.5 billion, and Global Relationship Banking was unchanged at $3.5 billion. Global Corporate and Investment Bank revenues of $23.2 billion in 1997 were up $1.5 billion or 7%, led by increases of $879 million or 16% in Commercial Lines, $319 million or 10% in Global Relationship Banking, and $176 million or 6% in Emerging Markets. Asset Management revenues growth of $192 million or 18% and $172 million or 20% in 1998 and 1997, respectively, reflected continued growth in assets under management. Corporate/Other revenues of $932 million and $838 million in 1998 and 1997, respectively, were up $94 million in 1998 and down $64 million in 1997, primarily reflecting treasury activities. The $395 million decrease in Investment Activities 1998 revenues was a result of lower venture capital revenues, while the $978 million increase in 1997 revenues reflected increased investment and net asset sales and venture capital revenues.

      Adjusted net interest revenues (taxable equivalent basis), including the effect of credit card securitization, of $22.6 billion were up $2.4 billion or 12% from 1997, reflecting the acquisitions of UCS and certain consumer businesses in Latin America, and business volume growth in most other markets, which was partially offset by the effect of foreign currency translation. Adjusted net interest revenues of $20.2 billion in 1997 were up $1.1 billion or 6% from 1996, reflecting business volume growth in most markets which was partially offset by the effect of foreign currency translation. Commissions and fees revenues of $11.6 billion were up $653 million or 6%, led by growth in Cards, including UCS, and were up $830 million or 8% in 1997, also led by growth in Cards. Insurance premiums of $9.9 billion in 1998 were up $855 million or 10% and were up $1.362 billion or 18% in 1997 reflecting solid growth in all sectors. Asset management and administration fees of $2.3 billion were up $577 million or 34% in 1998 and up $325 million or 23% in 1997 as a result of continued growth in assets under management. These increases were partially offset by a drop of $2.5 billion in principal transactions revenues to $1.8 billion in 1998, reflecting the difficult trading conditions in the markets for Global Corporate and Investment Bank during the second half of the year, and a $297 million decline in 1997.

      Adjusted operating expenses in 1998 of $27.8 billion, which exclude the restructuring charges, and in 1998 merger-related costs, were up $2.3 billion or 9% from 1997, and grew $1.9 billion or 8% from 1996. Expenses increased in Global Consumer by 16% in 1998 and 10% in 1997, reflecting UCS (in 1998), global advertising, marketing, and distribution initiatives, and electronic banking development efforts. Global Corporate and Investment Bank expenses were up 2% in 1998 and 8% in 1997, primarily attributable to increased spending on technology, volume-related increases, and costs associated with implementing plans to gain market share in selected emerging market countries.

      Restructuring charges and merger-related costs of $795 million in 1998 represented $1.122 billion of exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period and $65 million of costs associated with administratively closing the Merger, partially offset by a $392 million reduction in the 1997 restructuring charges due to changes in estimates. The $1.718 billion of restructuring charges in 1997 consisted of $880 million related to cost management programs and customer service initiatives in the Citicorp businesses, and $838 million related to the Salomon Smith Barney merger. See Note 15 of Notes to Consolidated Financial Statements for additional details.

      Adjusted provisions for benefits, claims, and credit costs were $13.3 billion in 1998 compared with $11.5 billion and $10.3 billion in 1997 and 1996, respectively. Policyholder benefits and claims increased 8% to $8.4 billion in 1998 and 5% to $7.7 billion in 1997. The adjusted provision for credit losses increased 28% to $4.9 billion in 1998 and 9% to $3.8 billion in 1997. Global Consumer managed net credit losses in 1998 were $4.4 billion and the related loss ratio was 2.70%, compared with $3.8 billion and 2.61% in 1997 and $3.4 billion and 2.41% in 1996. The increases in the 1998 net credit losses primarily reflected the UCS acquisition. The managed consumer loan delinquency ratio (90 days or more past due) was 2.12%, a decrease from 2.23% and 2.54% at the end of 1997 and 1996, respectively.

      Global Corporate and Investment Bank adjusted net credit costs increased to $367 million from net benefits of $35 million in 1997 and $12 million in 1996, primarily reflecting the turmoil in Asia and Russia. Commercial cash-basis loans and OREO of $2.1 billion at year-end were up from $1.8 billion a year earlier, primarily reflecting the economic conditions in Asia, and down from $2.2 billion in 1996.

      The provision for benefits, claims, and credit losses as shown on the Consolidated Statement of Income was $11.1 billion in 1998, compared to $9.9 billion and $9.6 billion in 1997 and 1996, respectively, reflecting the increases described above.

      Total capital (Tier 1 and Tier 2) was $55.0 billion or 11.43% of net risk-adjusted assets, and Tier 1 capital was $41.8 billion or 8.68% at December 31, 1998. See page 38 for the components of Tier 1 and Tier 2 capital.

GLOBAL CONSUMER

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense           $23,743    $20,992    $19,513
Effect of credit card securitization activity       2,187      1,713      1,392
Net cost to carry cash-basis loans and OREO           (17)        (2)       (10)
-------------------------------------------------------------------------------
Adjusted revenues                                  25,913     22,703     20,895
-------------------------------------------------------------------------------
Total operating expenses(1)                        12,423     10,678      9,183
Restructuring charges                                (706)      (580)        --
Net OREO benefits (costs)(2)                            4          4         (5)
-------------------------------------------------------------------------------
Adjusted operating expenses                        11,721     10,102      9,178
-------------------------------------------------------------------------------
Operating margin                                   14,192     12,601     11,717
-------------------------------------------------------------------------------
Provisions for benefits, claims, and
  credit losses(1)(3)                               6,968      6,314      5,918
Effect of credit card securitization activity       2,187      1,713      1,392
Net cost to carry and net OREO (benefits) costs       (21)        (6)        (5)
-------------------------------------------------------------------------------
Adjusted provisions for benefits, claims, and
  credit costs                                      9,134      8,021      7,305
-------------------------------------------------------------------------------
Business income before taxes and
  minority interest                                 5,058      4,580      4,412
Income taxes                                        1,731      1,470      1,396
Minority interest, after-tax                           69         62         33
-------------------------------------------------------------------------------
Business income                                     3,258      3,048      2,983
Restructuring charges, after-tax                      446        351         --
Acquisition-related benefits, after-tax                --         --         26
-------------------------------------------------------------------------------
Net income                                        $ 2,812    $ 2,697    $ 3,009
===============================================================================

(1)   Excludes acquisition-related benefits in 1996.

(2) Includes amounts related to writedowns, gains and losses on sales, and direct expense related to OREO for certain real estate lending activities.

(3) Includes a provision in excess of net credit losses to increase the allowance for credit losses by $129 million, $128 million, and $242 million in 1998, 1997, and 1996, respectively.

      Global Consumer--which provides banking, lending, and personal insurance products and services, including credit and charge cards, to customers around the world--reported business income of $3.258 billion in 1998, up $210 million or 7% from 1997, reflecting strong growth in the businesses across North America. Results in the International businesses declined during 1998, reflecting economic conditions, including weakened currencies, in Asia Pacific and Latin America. Net income of $2.812 billion in 1998 and $2.697 billion in 1997, included restructuring charges of $706 million ($446 million after-tax) and $580 million ($351 million after-tax), respectively. Business income in 1997 of $3.048 billion was up $65 million from 1996.

      The 1998 restructuring initiatives are designed to realize synergies and operating efficiencies including regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring and integration of overlapping marketing and product management groups. Global Consumer also expects to improve results by exiting several non-strategic operations. The 1997 restructuring charge was for the consolidation of data centers and operations processing and customer service facilities, the reconfiguration of electronic and other distribution channels, the outsourcing of various technological functions, and the rationalization of administrative and management functions. See Note 15 of Notes to Consolidated Financial Statements for a discussion of restructuring charges.

BANKING/LENDING

Citibanking North America

In Millions of Dollars                              1998       1997        1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense          $ 1,989    $ 1,875     $ 1,619
Adjusted operating expenses(1)                     1,705      1,611       1,507
-------------------------------------------------------------------------------
Operating margin                                     284        264         112
Credit costs(2)                                      111        131         140
-------------------------------------------------------------------------------
Business income (loss) before taxes                  173        133         (28)
Income taxes (benefits)                               60         62         (16)
-------------------------------------------------------------------------------
Business income (loss)                               113         71         (12)
Restructuring charges, after-tax                      89        124          --
-------------------------------------------------------------------------------
Net income (loss)                                $    24    $   (53)    $   (12)
===============================================================================
Average assets (in billions of dollars)          $    12    $    11     $    12
Return on assets                                    0.20%        NM          NM
===============================================================================
Excluding restructuring charges
Return on assets                                    0.94%      0.65%         NM
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

NM Not Meaningful.

      Citibanking North America--which delivers banking services to customers through Citibank's branch network and electronic delivery systems--reported business income of $113 million in 1998, up $42 million or 59% from 1997 reflecting higher revenues, improved credit costs, and a lower effective tax rate. Net income (loss) of $24 million in 1998 and ($53) million in 1997, included restructuring charges of $139 million ($89 million after-tax) and $203 million ($124 million after-tax), respectively. Business income of $71 million in 1997 was up significantly from a loss of $12 million in 1996, principally reflecting higher revenues.

      Revenues, net of interest expense, were $1.989 billion in 1998, up from $1.875 billion in 1997 and $1.619 billion in 1996, reflecting growth in customer deposits and higher investment product fees and commissions. The 1997 increase also reflects higher spreads and a $64 million assessment in 1996 to recapitalize the U.S. Savings Association Insurance fund (SAIF). Average customer deposits were $39.6 billion in 1998, up from $37.1 billion in 1997 and $34.9 billion in 1996.

      Adjusted operating expenses in 1998 were up $94 million or 6% from 1997 and grew $104 million or 7% in 1997, reflecting business volume growth.

      Credit costs improved to $111 million in 1998 from $131 million in 1997 and $140 million in 1996. The net credit loss ratio was 1.49% in 1998, down from 1.61% in 1997 and 1.72% in 1996.

      Business income in both 1998 and 1997 benefited from a lower effective tax rate. The effective tax rates on business income (loss) before taxes were 35%, 47%, and 57%, in 1998, 1997, and 1996, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

Mortgage Banking

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense             $ 558       $519      $ 458
Adjusted operating expenses(1)                        243        234        219
-------------------------------------------------------------------------------
Operating margin                                      315        285        239
Credit costs(2)                                        20         87        134
-------------------------------------------------------------------------------
Business income before taxes and
  minority interest                                   295        198        105
Income taxes                                          115         81         41
Minority interest                                       5         --         --
-------------------------------------------------------------------------------
Business income                                       175        117         64
Restructuring charges, after-tax                        6         12         --
-------------------------------------------------------------------------------
Net income                                          $ 169       $105      $  64
===============================================================================
Average assets (in billions of dollars)             $  25       $ 24      $  22
Return on assets                                     0.68%      0.44%      0.29%
===============================================================================
Excluding restructuring charges
Return on assets                                     0.70%      0.49%      0.29%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

      Mortgage Banking--which provides mortgages and student loans to customers across North America--reported business income of $175 million in 1998, up $58 million or 50% from 1997, reflecting lower credit costs and higher revenues resulting from increased business volumes. Net income of $169 million in 1998 and $105 million in 1997, included restructuring charges of $9 million ($6 million after-tax) and $20 million ($12 million after-tax), respectively. 1997 business income of $117 million was up from $64 million in 1996.

      As shown in the following table, Mortgage Banking grew accounts, loans, and mortgage originations in both 1998 and 1997.

In Billions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
Accounts (in millions)(1)                        2.8           2.5           2.2
Average loans(1)                             $  23.9       $  22.3       $  20.8
Mortgage originations                           16.1           8.2           5.3
================================================================================

(1)   Includes student loans.

      Revenues, net of interest expense, of $558 million in 1998 grew $39 million or 8% from 1997 and in 1997 were up $61 million or 13% from 1996, reflecting increased mortgage originations, including refinancing activity, and growth in the student loan portfolio. Adjusted operating expenses were up $9 million or 4% in 1998 and grew $15 million or 7% in 1997, reflecting additional business volumes.

      Credit costs of $20 million in 1998 declined from $87 million in 1997 and $134 million in 1996. The 1998 net credit loss ratio of 0.31%, was down from 0.51% and 0.64% in 1997 and 1996, respectively, reflecting continued improvement in the mortgage portfolio. Credit costs included a benefit of $55 million and $28 million in 1998 and 1997, respectively, arising from a reduction in the allowance for credit losses attributed to Mortgage Banking, reflecting continued credit improvement in the mortgage portfolio.

Cards

In Millions of Dollars                                 1998      1997      1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense              $4,921    $3,717    $3,848
Effect of credit card securitization activity         2,187     1,713     1,392
-------------------------------------------------------------------------------
Adjusted revenues                                     7,108     5,430     5,240
Adjusted operating expenses(1)                        2,692     1,832     1,737
-------------------------------------------------------------------------------
Operating margin                                      4,416     3,598     3,503
Adjusted credit costs(2)                              3,253     2,808     2,407
-------------------------------------------------------------------------------
Business income before taxes                          1,163       790     1,096
Income taxes                                            426       267       383
-------------------------------------------------------------------------------
Business income                                         737       523       713
Restructuring charges, after-tax                         39        36        --
-------------------------------------------------------------------------------
Net income                                           $  698    $  487    $  713
===============================================================================
Average assets (in billions of dollars)              $   28    $   25    $   21
Return on assets                                       2.49%     1.95%     3.40%
===============================================================================
Excluding restructuring charges
Return on assets(3)                                    2.63%     2.09%     3.40%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses (on a managed basis).

(3) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.13% in 1998, 0.97% in 1997, and 1.51% in 1996.

      In 1998, Citibank acquired Universal Card Services from AT&T. As of December 31, 1998, UCS added $16.9 billion in managed customer receivables and 14 million accounts to Cards. In 1998, UCS contributed $1.082 billion to revenues, $693 million to expenses, and $500 million to credit costs, resulting in a net loss of approximately $72 million. These amounts included $320 million (pretax) of UCS acquisition premium costs (including funding costs associated with the acquisition purchase premium).

      Cards--U.S. bankcards (including Travelers Bank), Diners Club, and private label cards--reported business income of $737 million, up $214 million or 41% from 1997 reflecting significant improvements in the U.S. bankcards business. Net income of $698 million in 1998 and $487 million in 1997, included restructuring charges of $58 million ($39 million after-tax) and $59 million ($36 million after-tax), respectively. Business income of $523 million in 1997 was down from $713 million in 1996, reflecting higher credit costs in U.S. bankcards.

      Adjusted revenues of $7.108 billion increased $1.678 billion or 31% from 1997, reflecting the acquisition of UCS, and in other U.S. bankcards portfolios increased delinquency charges due to pricing actions and higher interchange fee revenue. Revenues in 1997 increased $190 million or 4% principally in U.S. bankcards reflecting business volume growth and increased delinquency charges, partially offset by lower spreads.

      As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced strong growth in the year reflecting the acquisition of UCS and the impact of enhanced target marketing efforts in 1998 and 1997.

                                                           Increase from 1997
-----------------------------------------------------------------------------
In Billions of Dollars                             1998          %   % Ex UCS
-----------------------------------------------------------------------------
Accounts (in millions)                               41         58          4
Cards in force (in millions)                         69         68         10
Charge volumes                                  $ 140.6         32         11
End-of-period receivables                          69.6         40          6
=============================================================================

      Adjusted operating expenses of $2.692 billion were up $860 million or 47%, reflecting the acquisition of UCS and increased target marketing efforts in U.S. bankcards. Expenses in 1997 increased $95 million or 5% from 1996, principally in U.S. bankcards, reflecting costs associated with risk management initiatives and increased marketing efforts.

      Adjusted credit costs in 1998 were $3.253 billion, up from $2.808 billion in 1997 and $2.407 billion in 1996. Managed net credit losses in U.S. bankcards were $3.123 billion, or 5.33% of average managed loans (excluding UCS $2.623 billion or 5.53% of average managed loans) compared to $2.662 billion or 5.74% in 1997 and $2.169 billion or 4.95% in 1996. The decline in the net credit loss ratio in 1998 reflects moderating industry-wide bankruptcy trends and the effect of previously implemented credit risk management initiatives.

      Adjusted credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $62 million, $85 million, and $183 million in 1998, 1997, and 1996, respectively. The decline in the additional provision reflects credit improvements in the U.S. bankcards portfolio.

Consumer Finance Services

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense            $1,338     $1,067     $  917
Adjusted operating expenses(1)                        504        422        316
-------------------------------------------------------------------------------
Operating margin                                      834        645        601
Credit costs(2)                                       419        316        296
-------------------------------------------------------------------------------
Business income before taxes                          415        329        305
Income taxes                                          151        116        106
-------------------------------------------------------------------------------
Business income                                       264        213        199
Restructuring charges, after-tax                        1         --         --
-------------------------------------------------------------------------------
Net income                                         $  263     $  213     $  199
===============================================================================
Average assets (in billions of dollars)            $   12     $    9     $    8
Return on assets                                     2.19%      2.37%      2.49%
===============================================================================
Excluding restructuring charges
Return on assets                                     2.20%      2.37%      2.49%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

      Consumer Finance Services includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) of Commercial Credit Company. Also included are related credit insurance services provided through subsidiaries. The credit card operations of Commercial Credit Company are included in Cards, and accordingly, all data has been restated to reflect this.

      Business income was $264 million in 1998 compared to $213 million in 1997 and $199 million in 1996. The 24% increase in 1998 reflects continued internal receivables growth in all major products, an improved charge-off rate, and the integration of Security Pacific Financial Services (Security Pacific) into the Commercial Credit branch system since July 1997. The 7% increase in 1997 reflects strong receivables growth in all major products, largely as a result of investments made over the prior year in marketing, training and systems enhancements. Net receivables at December 31, 1998 reached a record $11.9 billion compared to $9.8 billion at year-end 1997 and $7.1 billion at year-end 1996. Much of the growth in 1998 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. loan-Registered Trademark- program, as well as solid sales in the branch network. The receivables increase in 1997 reflects strong internal growth as well as the July 31, 1997 acquisition of Security Pacific, which contributed approximately $1.2 billion in receivables growth. Internal sources grew receivables 21% over year-end 1996 levels. The internal growth during 1998 and 1997 was led by the Primerica generated portfolio, which grew 31% to $2.95 billion in 1998 and 49% to $2.26 billion in 1997.

      While total interest margin increased in 1998 from the 1997 and 1996 periods due to the increase in the portfolio, average net interest margin declined 10 basis points in 1998 to 8.46% and declined 46 basis points in 1997 to 8.56%, reflecting a decline in the average yield to 14.88% in 1998 and 15.24% in 1997. These declines were partially offset by a decrease in cost of funds over the period. The decline in the average yield has resulted from a shift in the portfolio mix towards lower yielding, higher quality real estate loans, particularly first mortgage loans. Consumer Finance borrows from the corporate treasury operations of Commercial Credit Company (CCC), a holding company subsidiary of Citigroup that raises funds externally. For fixed rate loan products, Consumer Finance is charged agreed-upon rates that generally have been set within a narrow range. For variable rate loan products, Consumer Finance is charged rates based on prevailing short-term rates. CCC's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in the Corporate/Other segment. Overall rates charged to Consumer Finance approximated 6.42% in 1998, 6.68% in 1997 and 6.84% in 1996.

      The net credit loss ratio of 2.74% in 1998 was down from 2.82% in 1997 and 3.14% in 1996. As a result of the Security Pacific acquisition, net credit losses in the second half of 1997 reflect a short-term benefit largely from the transition of that portfolio to Commercial Credit's charge-off policies. Credit costs included a provision in excess of net credit losses of $59 million, $21 million, and $38 million for 1998, 1997, and 1996, reflecting growth in the portfolio.

      As of December 31, 1998, CCC had 980 branches, making it one of the largest domestic branch networks in the consumer finance industry.

INSURANCE

Travelers Life and Annuity

In Millions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $3,006     $2,670     $2,322
Policyholder claims and benefits                     1,871      1,677      1,474
Adjusted operating expenses(1)                         376        348        297
--------------------------------------------------------------------------------
Business income before taxes                           759        645        551
Income taxes                                           263        221        191
--------------------------------------------------------------------------------
Business income(2)                                     496        424        360
Restructuring charges, after-tax                         8         --         --
--------------------------------------------------------------------------------
Net income                                          $  488     $  424     $  360
================================================================================

(1)   Excludes restructuring charges.

(2) Excludes investment gains/losses included in Investment Activities segment.

      Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. In 1998, Travelers Life and Annuity products were also introduced into the Primerica and Citibank distribution networks. Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium and deposits collected are not included in revenues.

      Business income was $496 million in 1998 compared to $424 million in 1997 and $360 million in 1996. The 17% improvement in 1998 reflects strong double-digit business volume growth in annuity account balances and life and long term care premiums, an increase in net investment income despite a decline in investment income yields during 1998, which vary by product line, resulting primarily from participation in partnership investment interests being negatively impacted by volatile market conditions. This decline in yields was substantially offset by earnings on an increased capital base created by business volume growth. Business income was also impacted by a favorable reserve settlement in the runoff group life and health business. The 18% improvement in 1997 was largely driven by strong investment income as well as by double-digit growth in individual and group annuity account balances and long-term care insurance premiums.

      The successful cross-selling initiative of Travelers Life and Annuity products through the Primerica, Citibank, Copeland, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through a nationwide network of independent agents, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

      The following table shows net written premiums and deposits by product line for the three years ended December 31, 1998:

In Millions of Dollars                             1998        1997        1996
-------------------------------------------------------------------------------
Deferred annuities
  Fixed                                         $   774     $   779     $   621
  Variable                                        2,651       1,775       1,370
Payout annuities                                    429         310         142
GIC and other annuities                           3,690       2,109       1,100
Individual life insurance
  Direct periodic premiums and deposits             322         290         286
  Single premium deposits                            85          56          59
  Reinsurance                                       (66)        (58)        (53)
Individual long-term care insurance                 213         184         128
-------------------------------------------------------------------------------
                                                $ 8,098     $ 5,445     $ 3,653
===============================================================================

      Significant deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $19.8 billion at December 31, 1998, up 23% from $16.1 billion at year-end 1997 and $13.2 billion at year-end 1996. Net written premiums and deposits increased 35% in 1998 to $3.43 billion from $2.55 billion in 1997 and $1.99 billion in 1996. The strong sales reflect the marketing initiatives at Salomon Smith Barney, as well as Copeland's successful penetration of the small company segment of the 401(k) market and a new product introduction in the Primerica distribution channel.

      Payout and group annuity account balances and benefit reserves reached $13.84 billion at December 31, 1998, up 16% from $11.94 billion at year-end 1997, and the $10.86 billion at year-end 1996. The revitalization of the payout and group annuities business reflects strong sales of new payout annuities and guaranteed investment contracts (GIC). Net written premiums and deposits (excluding the Company's employee pension plan deposits) in 1998 were $4.12 billion, up 70% from $2.42 billion in 1997 and $1.24 billion in 1996.

      Direct periodic premiums and deposits for individual life insurance of $322 million in 1998 were 11% ahead of the $290 million in 1997 and $286 million in 1996. Life insurance in force was $55.4 billion at December 31, 1998, up from $51.6 billion at year-end 1997 and $50.4 billion at year-end 1996.

      Net written premiums for the growing long-term care insurance line reached $213 million in 1998 compared to $184 million in 1997 and $128 million in 1996.

Primerica Financial Services

In Millions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $1,654     $1,522     $1,415
Policyholder claims and benefits                       484        497        528
Adjusted operating expenses(1)                         546        502        460
--------------------------------------------------------------------------------
Business income before taxes                           624        523        427
Income taxes                                           224        188        154
--------------------------------------------------------------------------------
Business income(2)                                     400        335        273
Restructuring charges, after-tax                         2         --         --
--------------------------------------------------------------------------------
Net income                                          $  398     $  335     $  273
================================================================================

(1)   Excludes restructuring charges.

(2) Excludes investment gains/losses included in Investment Activities segment.

      Business income was $400 million in 1998 compared to $335 million in 1997 and $273 million in 1996. The 19% improvement in 1998 reflects continued success at cross-selling a range of products, growth in life insurance in force, favorable mortality experience and disciplined expense management. The 23% increase in 1997 results principally reflects strong sales of mutual funds and variable annuities, continued growth in life insurance in force, as well as favorable mortality experience and disciplined expense management. Substantial increases in total production and cross-selling initiatives were achieved during 1998 as Primerica continued to benefit from greater application of the Financial Needs Analysis (FNA)--the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs. More than 535,000 FNAs were submitted during 1998, an 18% increase over the 454,000 submitted in 1997. Earned premiums net of reinsurance were $1.057 billion, $1.035 billion, and $1.030 billion in 1998, 1997, and 1996, including $987 million, $967 million, and $954 million for Primerica individual term life policies.

      Total face amount of issued term life insurance was $57.4 billion in 1998 compared to $52.6 billion in 1997 and $52.0 billion in 1996. The number of policies issued was 223,600 in 1998, compared to 228,900 in 1997 and 247,600 in 1996. The average face value (in thousands) per policy issued was $223 in 1998 compared to $200 in 1997 and $185 in 1996. Life insurance in force at year-end 1998 reached $383.7 billion, up from $369.9 billion at year-end 1997 and $359.9 billion at year-end 1996, and continued to reflect good policy persistency.

      Over the last several years, Primerica has focused upon the strategic expansion of its business beyond life insurance and now offers a greater variety of financial products and services, delivered through its sales force. Primerica has traditionally offered mutual funds to customers as a means to invest the relative savings realized through the purchase of term life insurance as compared to traditional whole life insurance. Sales of mutual funds were $2.942 billion in 1998 compared to $2.689 billion in 1997 and $2.327 billion in 1996. During 1998, Salomon Smith Barney funds accounted for 60% of Primerica's U.S. sales and 50% of Primerica's total sales. Variable annuities continued to show momentum, reaching net written premiums and deposits of $652 million in 1998 up from $347 million in 1997. Cash advanced on $.M.A.R.T. loan-Registered Trademark- and $.A.F.E.-Registered Trademark- loan products underwritten by Commercial Credit was $1.46 billion in 1998, up 13% from the comparable period in 1997. The TRAVELERS SECURE-Registered Trademark- line of property and casualty insurance products showed strong growth, with premiums up 192% to $213 million in 1998 compared to $73 million in 1997. The number of agents licensed to sell auto and homeowners insurance jumped to almost 14,100 individuals at December 31, 1998, a 63% increase since the beginning of the year.

Personal Lines

In Millions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $3,666     $3,276     $2,658
Operating expenses(1)                                  930        884        665
Claims and claim adjustment expenses(1)              2,181      1,853      1,660
--------------------------------------------------------------------------------
Business income before taxes and
  minority interest                                    555        539        333
Income taxes                                           172        177        107
Minority interest                                       64         62         33
--------------------------------------------------------------------------------
Business income(2)                                     319        300        193
Acquisition-related benefits, net,
  after-tax and minority interest                       --         --         26
--------------------------------------------------------------------------------
Net income                                          $  319     $  300     $  219
================================================================================

(1)   Excludes acquisition-related adjustments.

(2) Excludes investment gains/losses included in Investment Activities segment and acquisition-related adjustments.

      Business income was $319 million in 1998 compared to $300 million in 1997 and $193 million in 1996. The 1998 increase was primarily due to higher net investment income and increased production, partially offset by higher catastrophe losses and a decrease in favorable prior year reserve development. The 1997 increase primarily reflected the inclusion in 1997 of Aetna P&C for the entire year compared to only nine months in 1996, lower catastrophe losses, an increase in favorable prior year reserve development of approximately $40 million, primarily in the automobile bodily injury line, and production-related growth, partially offset by investments in service centers and market expansions.

      The following table shows net written premiums by product line for the three years ended December 31:

In Millions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
Personal automobile                           $2,328        $1,950        $1,645
Homeowners and other                           1,162         1,124           714
--------------------------------------------------------------------------------
                                              $3,490        $3,074        $2,359
================================================================================

      Certain production statistics related to Aetna P&C operations are provided in the following narrative for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

      Personal Lines net written premiums for 1998 were $3.490 billion compared to $3.074 billion in 1997 and $2.359 billion in 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums in 1996 were $2.675 billion. The 1998 and 1997 increases compared to 1997 and 1996, respectively, primarily reflected growth in sales in target markets served by independent agents and growth in affinity marketing, joint marketing arrangements and TRAVELERS SECURE-Registered Trademark-. In addition, the 1997 increase compared to 1996 was partially attributable to lower ceded premiums due to a change in a reinsurance arrangement in January 1997. The growth in premiums from the independent agent distribution channel has been primarily due to pursuing transfers of books of business to the Company within certain independent insurance agencies. Frequently, Personal Lines will pay these agencies an incentive to cover their expenses related to the transfer and include a competitive inducement to move the book. Many independent agencies are consolidating their business to a smaller number of insurance carriers resulting in transfers of business to their preferred carriers.

      Catastrophe losses, net of taxes and reinsurance, were $44 million in 1998 compared to $10 million in 1997 and $58 million in 1996. Catastrophe losses in 1998 were primarily due to Hurricanes Bonnie and Georges, severe first quarter winter storms and second and third quarter hail and wind storms. Catastrophe losses in 1996 were primarily due to Hurricane Fran, severe first quarter winter storms and second quarter hail and wind storms.

      Statutory and GAAP combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                               1998          1997          1996
-------------------------------------------------------------------------------
Statutory
Loss and LAE ratio(1)                          66.7%         63.5%         68.7%
Underwriting expense ratio                     27.2          28.7          28.9
Combined ratio                                 93.9          92.2          97.6
-------------------------------------------------------------------------------
GAAP
Loss and LAE ratio(1)                          66.7%         63.5%         68.8%
Underwriting expense ratio                     26.5          28.3          28.3
Combined ratio                                 93.2          91.8          97.1
===============================================================================

(1)   LAE represents loss adjustment expenses.

      GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, certain 1996 purchase accounting adjustments recorded in connection with the Aetna P&C acquisition resulted in a charge to statutory expenses.

      The 1997 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the 1997 statutory and GAAP combined ratios would have been 92.1% and 92.5%, respectively. The increase in the 1998 statutory and GAAP combined ratios compared to the 1997 statutory and GAAP combined ratios excluding this adjustment was primarily due to higher catastrophe and other weather-related losses and reduced favorable prior year reserve development, partially offset by a decrease in the underwriting expense ratio due to a lower commission expense ratio associated with the alternative distribution channels. The 1996 statutory and

GAAP combined ratios for Personal Lines include a benefit resulting from the Company's review of reserves associated with the acquisition of Aetna P&C. Excluding this item, the 1996 statutory and GAAP combined ratios were 100.1% and 99.7%, respectively. The decrease in the 1997 statutory and GAAP combined ratios, excluding the adjustment associated with the change in the quota share reinsurance arrangement, compared to the 1996 statutory and GAAP combined ratios excluding the adjustment associated with the acquisition of Aetna P&C was due to lower catastrophe losses and favorable prior year reserve development, primarily in the automobile bodily injury line.

INTERNATIONAL CONSUMER

Europe, Middle East, & Africa

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense            $1,954     $1,864     $1,989
Adjusted operating expenses(1)                      1,346      1,323      1,368
-------------------------------------------------------------------------------
Operating margin                                      608        541        621
Credit costs(2)                                       292        274        303
-------------------------------------------------------------------------------
Business income before taxes                          316        267        318
Income taxes                                          161        129        128
-------------------------------------------------------------------------------
Business income                                       155        138        190
Restructuring charges, after-tax                      125         65         --
-------------------------------------------------------------------------------
Net income                                         $   30     $   73     $  190
===============================================================================
Average assets (in billions of dollars)            $   21     $   21     $   24
Return on assets                                     0.14%      0.35%      0.79%
===============================================================================
Excluding restructuring charges
Return on assets                                     0.74%      0.66%      0.79%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

      Europe, Middle East, & Africa (EMEA)--which provides banking and lending services, including credit and charge cards, to customers throughout the region--reported business income of $155 million in 1998, up $17 million or 12% from 1997. Net income of $30 million in 1998 and $73 million in 1997, included restructuring charges of $239 million ($125 million after-tax) and $112 million ($65 million after-tax), respectively. Business income of $138 million in 1997 was down from $190 million in 1996, reflecting the effect of foreign currency translation and the 1996 gain associated with the sale of the consumer mortgage portfolio in the United Kingdom.

      As shown in the following table, EMEA reported 7% account growth in 1998 primarily reflecting loan growth, including credit cards. In 1997 accounts grew 3%; however, customer deposits and loans were reduced by the effect of foreign currency translation.

In Billions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
Accounts (in millions)                           9.5           8.9           8.6
Average customer deposits                    $  16.7       $  16.8       $  18.0
Average loans                                   15.8          15.1          17.3
================================================================================

      Revenues, net of interest expense, of $1.954 billion in 1998 grew $90 million or 5% from 1997 reflecting growth across all countries except India and Pakistan where revenues declined as a result of economic conditions. In 1998, foreign currency translation reduced revenue growth by approximately 3 percentage points. Revenues in 1997 declined $125 million or 6% from 1996 reflecting the effect of foreign currency translation that reduced revenue growth by approximately 11 percentage points and the 1996 gain associated with the sale of the consumer mortgage portfolio in the United Kingdom, partially offset by business volume growth.

      Adjusted operating expenses of $1.346 billion were up $23 million or 2% from 1997. Expenses in 1997 declined $45 million or 3% from 1996. Foreign currency translation reduced expense growth by approximately 4 and 10 percentage points in 1998 and 1997, respectively. Excluding the effect of foreign currency translation, expenses in 1998 and 1997 reflected higher business volumes and costs associated with expansion efforts in Central and Eastern Europe and Africa.

      Credit costs in 1998 were $292 million, compared to $274 million in 1997 and $303 million in 1996. The net credit loss ratio was 1.71% in 1998, compared to 1.77% in 1997 and 1.68% in 1996. Foreign currency translation reduced credit costs by approximately $8 million and $37 million in 1998 and 1997, respectively.

      Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $19 million, $7 million, and $12 million in 1998, 1997, and 1996, respectively, reflecting an increase in loans in 1998, and a higher net credit loss ratio in 1997 compared to 1996.

      Business income in both 1998 and 1997 was reduced by a higher effective tax rate. The effective tax rates on business income before taxes were 51%, 48%, and 40%, in 1998, 1997, and 1996, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

Asia Pacific

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense            $1,773     $1,799     $1,838
Adjusted operating expenses(1)                        968      1,024        977
-------------------------------------------------------------------------------
Operating margin                                      805        775        861
Credit costs(2)                                       251        201        167
-------------------------------------------------------------------------------
Business income before taxes                          554        574        694
Income taxes                                          144        146        198
-------------------------------------------------------------------------------
Business income                                       410        428        496
Restructuring charges, after-tax                       64         60         --
-------------------------------------------------------------------------------
Net income                                         $  346     $  368     $  496
===============================================================================
Average assets (in billions of dollars)            $   28     $   28     $   25
Return on assets                                     1.24%      1.31%      1.98%
===============================================================================
Excluding restructuring charges
Return on assets                                     1.46%      1.53%      1.98%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

      Asia Pacific (including Japan and Australia)--which provides banking and lending services, including credit and charge cards, to customers throughout the region--reported business income of $410 million in 1998, down from $428 million and $496 million in 1997 and 1996, respectively, reflecting economic conditions in the region, including weakened currencies. Foreign currency translation reduced business income by approximately $127 million in 1998 and $34 million in 1997. The effect of foreign currency translation moderated during the second half of 1998. Net income of $346 million in 1998 and $368 million in 1997, included restructuring charges of $83 million ($64 million after-tax) and $97 million ($60 million after-tax), respectively.

      As shown in the following table, Asia Pacific accounts grew 19% and 13% in 1998 and 1997, respectively, principally reflecting growth in customer deposits due to the "flight-to-quality" in the region, particularly in Japan. Customer deposits grew 18% and 8% (32% and 16% excluding the effect of foreign currency translation) in 1998 and 1997, respectively.

In Billions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
Accounts (in millions)                           7.4           6.2           5.5
Average customer deposits                    $  36.1       $  30.5       $  28.2
Average loans                                   20.2          20.8          19.6
================================================================================

      Revenues, net of interest expense, of $1.773 billion declined $26 million from 1997 and in 1997 were down $39 million from 1996, reflecting the effect of foreign currency translation and spread compression in certain countries, offset by account and business volume growth due to the "flight-to-quality" in the region. The 1997 decline in revenues also reflects the 1996 gain associated with the sale of an affiliate. Foreign currency translation reduced revenue growth by approximately 22 and 8 percentage points in 1998 and 1997, respectively.

      Adjusted operating expenses in 1998 were down $56 million or 5% from 1997 reflecting the effect of foreign currency translation, partially offset by costs associated with business volume growth. Expenses in 1997 increased $47 million or 5% from 1996, reflecting account and business volume growth. Foreign currency translation reduced expense growth by approximately 15 and 8 percentage points in 1998 and 1997, respectively.

      Credit costs in 1998 were $251 million, up from $201 million in 1997 and $167 million in 1996. The net credit loss ratio was 1.12% in 1998, up from 0.82% in 1997 and 0.81% in 1996, reflecting economic conditions in the region. Foreign currency translation reduced credit costs by approximately $70 million and $26 million in 1998 and 1997, respectively.

      Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $24 million, $30 million, and $8 million in 1998, 1997, and 1996, respectively, reflecting higher credit losses in the portfolio.

Latin America

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense            $1,562     $1,446     $1,304
Adjusted operating expenses(1)                      1,071        923        790
-------------------------------------------------------------------------------
Operating margin                                      491        523        514
Credit costs(2)                                       265        192        192
-------------------------------------------------------------------------------
Business income before taxes                          226        331        322
Income taxes                                           63         58         41
-------------------------------------------------------------------------------
Business income                                       163        273        281
Restructuring charges, after-tax                       67         20         --
-------------------------------------------------------------------------------
Net income                                         $   96     $  253     $  281
===============================================================================
Average assets (in billions of dollars)            $   12     $    8     $    7
Return on assets                                     0.80%      3.16%      4.01%
===============================================================================
Excluding restructuring charges
Return on assets                                     1.36%      3.41%      4.01%
===============================================================================

(1)   Excludes restructuring charges.

(2)   Represents provision for credit losses.

      Latin America--which provides banking and lending services, including credit and charge cards, to customers throughout the region--reported business income of $163 million in 1998 down from $273 million and $281 million in 1997 and 1996, respectively, primarily reflecting lower earnings in Credicard, a Brazilian Card affiliate. Net income of $96 million in 1998 and $253 million in 1997, included restructuring charges of $88 million ($67 million after-tax) and $33 million ($20 million after-tax), respectively.

      As shown in the following table, Latin America experienced strong business volume growth in 1998 and 1997, including the effect of certain acquisitions made in 1998. Customer deposit growth also reflects a "flight-to-quality" in the region during 1998.

In Billions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
Accounts (in millions)                           6.7           4.9           4.2
Average customer deposits                    $  10.2       $   8.2       $   7.8
Average loans                                    7.8           6.6           5.4
================================================================================

      Revenues, net of interest expense, of $1.562 billion were up $116 million or 8% from 1997 reflecting account and business volume growth and certain acquisitions in the region, partially offset by lower earnings in Credicard and reduced spreads. In 1998, foreign currency translation reduced revenue growth by approximately 5 percentage points. 1997 revenues were up $142 million or 11% from 1996, reflecting business volume growth offset by lower earnings in Credicard.

      Adjusted operating expenses in 1998 grew $148 million or 16% from 1997 reflecting acquisitions in the region, spending on new strategic alliances, and increased collection efforts. In 1998, foreign currency translation reduced expense growth by approximately 8 percentage points. Expenses in 1997 increased $133 million or 17% from 1996 reflecting account growth, business expansion efforts, and spending on technology initiatives.

      Credit costs were $265 million in 1998, up from $192 million in both 1997 and 1996 reflecting economic conditions and loan growth. The net credit loss ratio was 3.07% in 1998, compared to 2.66% in 1997 and 3.44% in 1996.

      Credit costs include a provision in excess of net credit losses to increase the allowance for credit losses by $26 million, $17 million, and $7 million in 1998, 1997, and 1996, respectively, reflecting the higher credit loss experience in the portfolio during 1998 and portfolio growth.

      Business income in 1998 and 1997 was also reduced by a higher effective tax rate. The effective tax rates on business income before taxes were 28%, 18%, and 13%, in 1998, 1997, and 1996, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

Global Private Bank

In Millions of Dollars                            1998        1997        1996
------------------------------------------------------------------------------
Adjusted revenues(1)                           $ 1,061     $ 1,018     $   929
Adjusted operating expenses(2)                     725         670         637
------------------------------------------------------------------------------
Operating margin                                   336         348         292
Adjusted credit benefits (3)                       (16)        (19)         (1)
------------------------------------------------------------------------------
Business income before taxes                       352         367         293
Income taxes                                        98          86          62
------------------------------------------------------------------------------
Business income                                    254         281         231
Restructuring charges, after-tax                    43          18          --
------------------------------------------------------------------------------
Net income                                     $   211     $   263     $   231
==============================================================================
Average assets (in billions of dollars)        $    17     $    17     $    16
Return on assets                                  1.24%       1.55%       1.44%
==============================================================================
Excluding restructuring charges
Return on assets                                  1.49%       1.65%       1.44%
==============================================================================

(1)   Excludes net cost to carry cash-basis loans and OREO.

(2)   Excludes restructuring charges and net OREO benefits (costs).

(3) Represents provision for credit losses, net cost to carry, and net OREO benefits (costs).

      Global Private Bank--which provides personalized wealth management services for high net-worth clients around the world--reported business income in 1998 of $254 million, down $27 million or 10% from 1997, primarily reflecting lower earnings in Asia Pacific. Net income of $211 million in 1998 and $263 million in 1997, included restructuring charges of $70 million ($43 million after-tax) and $28 million ($18 million after-tax), respectively. 1997 business income of $281 million was up from $231 million in 1996, reflecting revenue growth across all regions along with higher credit benefits in the United States.

      Client business volumes under management were $116 billion at the end of the year, up from $101 billion in 1997 and $96 billion in 1996, reflecting growth in all regions except Asia Pacific. Growth was led by the custody business, investment funds management, banking, and trust and fiduciary relationships.

      Adjusted revenues in 1998 were $1.061 billion, up $43 million or 4% from 1997, reflecting strong growth in client-related foreign exchange and growth in other fee revenues. Revenues for 1997 were $1.018 billion, up $89 million or 10% from 1996, reflecting growth in fees from new investment products introduced during the year and an increase in client-related foreign exchange.

      Adjusted operating expenses of $725 million in 1998 were up $55 million or 8% from 1997, reflecting an increased sales force and higher product management costs. Expenses of $670 million in 1997 were up $33 million or 5% from 1996, reflecting a rise in staffing needed to support higher business volumes, as well as increased spending on technology initiatives.

      Adjusted credit benefits for 1998 were $16 million, compared with $19 million in 1997 and $1 million in 1996. 1998 credit benefits reflect increased income on cash basis loans and higher recoveries in Europe and the United States, offset by higher write-offs in Asia Pacific and Latin America. 1997 credit benefits improved from 1996, as the U.S. business continued to benefit from recoveries, gains on sale of OREO, and income on cash-basis loans.

      Business income in 1998 and 1997 was also reduced by a higher effective tax rate. The effective tax rates on business income before taxes were 28%, 23%, and 21%, in 1998, 1997, and 1996, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

e-CITI

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense             $ 147      $ 112      $  88
Adjusted operating expenses(1)                        379        239        163
-------------------------------------------------------------------------------
Operating margin                                     (232)      (127)       (75)
Credit costs                                            3          4          5
-------------------------------------------------------------------------------
Business loss before taxes                           (235)      (131)       (80)
Income tax benefit                                    (93)       (52)       (29)
-------------------------------------------------------------------------------
Business loss                                        (142)       (79)       (51)
Restructuring charges, after-tax                        2         16         --
-------------------------------------------------------------------------------
Net loss                                            $(144)     $ (95)     $ (51)
===============================================================================

(1)   Excludes restructuring charges.

      e-Citi--the business that manages the Company's Internet strategy and execution, including the creation and delivery of electronic financial services and e-commerce initiatives, such as Direct Access and other Internet-based transactional banking products, and provides to customers certain other electronic banking services such as Global Debit Card Services--reported business losses of $142 million in 1998, compared to $79 million in 1997 and $51 million in 1996. Net losses of $144 million in 1998 and $95 million in 1997, included restructuring charges of $3 million ($2 million after-tax) and $28 million ($16 million after-tax), respectively.

      Revenues, net of interest expense, were $147 million in 1998, up from $112 million in 1997 and $88 million in 1996, reflecting business volume increases in certain electronic banking services.

      Adjusted operating expenses of $379 million increased from $239 million and $163 million in 1997 and 1996, respectively, reflecting Internet-based financial services and e-commerce initiatives, and additional investment spending on certain other electronic banking services.

OTHER CONSUMER

In Millions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $  97      $ 105      $ 118
Operating expenses                                     236         90         42
--------------------------------------------------------------------------------
Business income (loss) before taxes                   (139)        15         76
Income taxes (benefits)                                (53)        (9)        30
--------------------------------------------------------------------------------
Net income (loss)                                    $ (86)     $  24      $  46
================================================================================

      Other Consumer--which includes certain treasury operations and global marketing and other programs--reported a net loss of $86 million in 1998, compared to net income of $24 million and $46 million in 1997 and 1996, respectively, primarily reflecting higher spending on global advertising, marketing, and distribution development initiatives.

CONSUMER PORTFOLIO REVIEW

Managed loans of $181.6 billion as of December 31, 1998 were up from $149.8 billion and $145.4 billion as of December 31, 1997 and 1996, respectively. The increase in managed consumer loans from December 31, 1997 reflects the acquisition of UCS and worldwide portfolio growth.

      In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percentage of average loans. Pricing and credit policies reflect the risk and credit loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

      The table on page 16 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolio in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

      In North America, Mortgage Banking and Citibanking credit trends continue to improve from both 1997 and 1996 levels. Mortgage Banking loans delinquent 90 days or more of $625 million at December 31, 1998 declined from $715 million at December 31, 1997 and $903 million at December 31, 1996. Citibanking North America delinquencies of $87 million declined from $142 million and $231 million, respectively. Similarly, Mortgage Banking net credit losses of $75 million in 1998 declined from $115 million in 1997 and $133 million in 1996. Citibanking North America net credit losses of $124 million declined from $135 million and $147 million, respectively.

      U.S. bankcards managed loans delinquent 90 days or more were $1.0 billion or 1.45% ($812 million or 1.55% excluding UCS) at December 31, 1998, compared with $868 million or 1.77% at December 31, 1997 and $897 million or 1.89% at December 31, 1996. Net credit losses in 1998 were $3.1 billion and the related loss ratio was 5.33% ($2.6 billion and 5.53% excluding UCS), compared with $2.7 billion and 5.74% in 1997 and $2.2 billion and 4.95% in 1996. The improvement in 1998 from 1997 in both the delinquency and net credit loss ratios reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives. Citigroup continues to write off bankrupt accounts upon notice of filing of bankruptcy.

      Consumer Finance Services loans delinquent 90 days or more of $172 million and the related ratio of 1.44% at December 31, 1998 increased from $133 million or 1.36% at December 31, 1997 and $94 million or 1.33% at December 31, 1996. Net credit losses in 1998 were $291 million and the related loss ratio was 2.74%, compared with $233 million and 2.82% in 1997 and $209 million and 3.14% in 1996. The increase in both dollar delinquencies and net credit losses principally reflects loan growth.

      In Europe, Middle East, & Africa, credit trends have been stable to improving in most countries. Loans delinquent 90 days or more were $937 million with a related ratio of 5.49% at December 31, 1998, compared with $905 million or 6.00% at December 31, 1997 and $959 million or 5.91% at December 31, 1996. Net credit losses in 1998 were $270 million and the related loss ratio was 1.71%, compared with $267 million and 1.77% in 1997 and $291 million and 1.68% in 1996.

      In Asia Pacific and Latin America, delinquencies and net credit losses have increased from both 1997 and 1996 due to economic conditions in the regions. Asia Pacific loans delinquent 90 days or more of $498 million at December 31, 1998 increased from $259 million at December 31, 1997 and $256 million at December 31, 1996. Net credit losses of $227 million in 1998 increased from $171 million in 1997 and $159 million in 1996. Foreign currency translation reduced net credit losses in Asia Pacific by approximately $70 million and $26 million in 1998 and 1997, respectively. Latin America loans delinquent 90 days or more of $288 million at December 31, 1998 increased from $173 million at December 31, 1997 and $124 million at December 31, 1996. Net credit losses of $239 million in 1998 increased from $175 million in 1997 and $185 million in 1996. The increase in Latin America delinquencies and net credit losses also reflects loan growth.

      Global Private Bank loans delinquent 90 days or more were $193 million at December 31, 1998, compared with $110 million at December 31, 1997 and $193 million at December 31, 1996. The increase in delinquencies from 1997 reflects an increase in Asia Pacific and Europe, the Middle East and Africa, partially offset by improvements in North America. Net credit losses in 1998 were $5 million, compared with net recoveries of $13 million in 1997 and net credit losses of $4 million in 1996. The increase in net credit losses from 1997 reflects higher write-offs in Asia Pacific and Latin America, partially offset by improvements in North America.

      Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.1 billion at December 31, 1998 and $1.0 billion at both December 31, 1997 and 1996. Included in these amounts are U.S. government-guaranteed student loans of $267 million at December 31, 1998, up from $240 million and $239 million at December 31, 1997 and 1996, respectively, reflecting growth in the loan portfolio. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $790 million, $762 million, and $770 million, respectively. The majority of these other loans are written off upon reaching a stipulated number of days past due.

      Citigroup's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At December 31, 1998, interest accrual had been suspended on $2.3 billion of consumer loans, primarily consisting of mortgage, installment, revolving, and Private Banking loans, compared with $2.0 billion at December 31, 1997 and $2.3 billion at December 31, 1996. The increase from 1997 reflects increases in Asia Pacific, Latin America, and the Global Private Bank, partially offset by improvements in Mortgage Banking.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                         Total                                        Average
                                         Loans           90 Days or More Past Due(1)    Loans                  Net Credit Losses(1)
----------------------------------------------    -------------------------------     -------    -------------------------------
In Millions of Dollars,
Except Loan Amounts in Billions           1998       1998        1997        1996        1998       1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------
Citibanking North America              $   8.4    $    87     $   142     $   231     $   8.3    $   124     $   135     $   147
Ratio                                                1.04%       1.61%       2.50%                  1.49%       1.61%       1.72%
Mortgage Banking                          25.6        625         715         903        24.0         75         115         133
Ratio                                                2.44%       3.13%       4.32%                  0.31%       0.51%       0.64%
U.S. Bankcards(2)                         69.1      1,001         868         897        58.6      3,123       2,662       2,169
Ratio                                                1.45%       1.77%       1.89%                  5.33%       5.74%       4.95%
Other Cards                                2.3         46          37          35         2.3         68          61          55
Ratio                                                1.96%       1.72%       1.76%                  2.91%       2.86%       2.86%
Consumer Finance Services                 11.9        172         133          94        10.6        291         233         209
Ratio                                                1.44%       1.36%       1.33%                  2.74%       2.82%       3.14%
Europe, Middle East, & Africa             17.1        937         905         959        15.8        270         267         291
Ratio                                                5.49%       6.00%       5.91%                  1.71%       1.77%       1.68%
Asia Pacific                              21.8        498         259         256        20.2        227         171         159
Ratio                                                2.28%       1.34%       1.23%                  1.12%       0.82%       0.81%
Latin America                              8.0        288         173         124         7.8        239         175         185
Ratio                                                3.60%       2.34%       2.05%                  3.07%       2.66%       3.44%
Global Private Bank                       17.0        193         110         193        15.9          5         (13)          4
Ratio                                                1.14%       0.72%       1.26%                  0.03%         NM        0.02%
e-Citi                                     0.4          2           1           1         0.3          3           4           5
Ratio                                                0.35%       0.60%       0.56%                  1.15%       1.93%       2.95%
--------------------------------------------------------------------------------------------------------------------------------
Total managed                            181.6      3,849       3,343       3,693       163.8      4,425       3,810       3,357
Ratio                                                2.12%       2.23%       2.54%                  2.70%       2.61%       2.41%
--------------------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables      (44.3)      (658)       (481)       (501)      (36.5)    (2,053)     (1,587)     (1,392)
Loans held for sale(3)                    (5.0)       (38)        (35)         --        (4.6)      (134)       (126)         --
--------------------------------------------------------------------------------------------------------------------------------
Total loans                            $ 132.3    $ 3,153     $ 2,827     $ 3,192     $ 122.7    $ 2,238     $ 2,097     $ 1,965
Ratio                                                2.38%       2.36%       2.66%                  1.82%       1.79%       1.74%
================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2) Includes U.S. Bankcards and Travelers Bank. The U.S. Bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 10 and 20 basis points, respectively, in 1998, due to the acquisition of the Universal Card portfolio.

(3) Commencing in 1997, Citigroup classifies credit card and mortgage loans intended for sale as loans held for sale (included in other assets), which are accounted for at the lower of cost or market value with net credit losses charged to other income.

NM    Not meaningful.

Consumer Loan Balances, Net of Unearned Income

                                                      End of Period                                   Average
-------------------------------------------------------------------             -----------------------------
In Billions of Dollars                   1998       1997       1996                1998       1997       1996
-------------------------------------------------------------------------------------------------------------
Managed                               $ 181.6    $ 149.8    $ 145.4             $ 163.8    $ 145.7    $ 139.3
Securitized credit card receivables     (44.3)     (26.8)     (25.2)              (36.5)     (25.2)     (26.1)
Loans held for sale(1)                   (5.0)      (3.5)        --                (4.6)      (3.6)        --
-------------------------------------------------------------------------------------------------------------
On-balance sheet                      $ 132.3    $ 119.5    $ 120.2             $ 122.7    $ 116.9    $ 113.2
=============================================================================================================

(1) Commencing in 1997, Citigroup classifies credit card and mortgage loans intended for sale as loans held for sale (included in other assets), which are accounted for at the lower of cost or market value with net credit losses charged to other income.

      The portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.3 billion as of December 31, 1998, up from $2.8 billion and $2.3 billion as of December 31, 1997 and 1996, respectively, reflecting the 1998 addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio and the 1997 restoration to the allowance of $373 million of reserves that had previously been attributable to credit card securitization transactions. The allowance as a percentage of loans on the balance sheet was 2.50% as of December 31, 1998, compared with 2.35% and 1.93% at December 31, 1997 and 1996, respectively. The attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the portfolio.

Global Consumer

In Millions of Dollars                           1998         1997         1996
-------------------------------------------------------------------------------
Allowance for credit losses                    $3,310       $2,808       $2,319
As a percentage of total loans                   2.50%        2.35%        1.93%
===============================================================================

GLOBAL CONSUMER OUTLOOK

During 1998, Global Consumer announced a number of business improvement and integration initiatives that are projected to yield expense savings of approximately $380 million pretax in 1999, and to reach a run rate of approximately $540 million in annual pretax savings beginning in 2000. In 1999, these actions, together with tighter management of non-customer expenses and realized savings from earlier efficiency initiatives still in progress, are expected to yield gross annual pretax expense savings of approximately $800 million. There can be no assurance that the projected cost savings will be achieved.

Banking/Lending

Citibanking North America. The business is poised for growth in 1999 as a result of continued improvements in revenues along with a reduction in operating expenses. In addition, the business should benefit from the implementation of cross-selling initiatives. Cross-selling programs and pilots currently underway include the offering of credit cards, mortgages, investment products, and life insurance to Citibanking customers, as well as the offering of Citibanking products to customers of Primerica and Consumer Finance Services. Citibanking has launched new training, licensing and compensation programs to enable and motivate current bankers to sell the full range of financial services products that meet clients' needs.

Mortgage Banking. Mortgage Banking, which includes Student Loans, will continue to develop its national franchise in 1999. Growth in existing and new distribution channels--including cross-selling programs--should maintain loan volumes. Student Loans should continue to grow through affinity programs with major universities and capitalize on its recently regained top position in the U.S. government-guaranteed loan program. Continued development of other products, including home equity and installment loans, will complement the product offerings and should enable the business to establish lifetime relationships with new and existing customers. Mortgage refinancing activity is expected to moderate in 1999, however, lower than expected interest rates and competitive pricing could result in continued higher than expected levels of prepayment activity. Management has instituted hedging programs designed to mitigate the impairment effects of prepayment activity.

Cards. In 1998, the business increased profitability through risk based pricing initiatives and improved credit conditions. Additionally, the acquisition of UCS drove the 40% growth in U.S. bankcard receivables and significantly increased market share. As a result, the business will move into 1999 with strong momentum. While competitive pressures will continue, the business expects to leverage its size in meeting the needs of existing customers and to gain wallet share by continuing to grow existing profitable relationships and testing new value propositions and channels. Furthermore, Cards plans to meet its customers broader financial and insurance needs through cross-selling opportunities that should provide the fuel for continued portfolio growth. Credit costs and delinquencies may increase from 1998 levels as a result of continued portfolio growth.

The Consumer Finance results over the last several years have been affected by the interest rate environment and general economic conditions. The lower interest rate environment has resulted in modest downward pressure on interest rates charged on new receivables secured by real estate. For CCC overall, however, these trends have been offset somewhat by the lower costs of funds. From time to time low interest rates combined with aggressive competitor pricing may increase the likelihood of prepayments of mortgage loans. This impact has been mitigated by a number of programs that have been instituted including those designed to attract first mortgage business.

Insurance

Changes in the general interest rate environment affect the return received by the insurance subsidiaries on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on investment of funds, but could create the opportunity for realized investment gains on disposition of fixed maturity investments.

      As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations, financial condition or liquidity.

      Certain social, economic, and political issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability and affordability concerns and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

Travelers Life and Annuity should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through established distribution channels.

      However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including possible reform of restrictions on entry into the insurance business, will likely accelerate this trend. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

Primerica, during the last few years has instituted programs including sales and product training that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Additionally, increased effort has been made to provide all Primerica customers full access to all Primerica marketed lines. Insurance in force is continuing to grow and the number of producing agents is stable. A continuation of these trends could positively influence future operations. Primerica continues to expand cross-selling with other Company subsidiaries of products such as loans, mutual funds, property and casualty insurance (automobile and homeowners), and more recently the initiatives with Citibank.

Personal Lines strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales through independent agents and continued expansion of alternative marketing channels to broaden distribution to a wider customer base. Personal Lines is continuing its state by state rollout of nonstandard auto insurance to broaden its product capabilities. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in certain markets, and implementing price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities.

      The personal auto insurance marketplace has become more competitive in 1998 as some personal auto carriers have reduced prices in selected markets. This trend is expected to continue in 1999.

      The property and casualty insurance industry in the United States continues to consolidate. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates. In this regard, an emphasis on claim payout and performance and enhanced productivity efforts are expected to continue.

International Consumer

As a result of global economic conditions, particularly in Latin America and Asia Pacific, net credit losses and the related loss ratios in certain International Consumer businesses are expected to increase from 1998 levels. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels.

Europe, Middle East, & Africa. The newly unified Europe represents a large market whose size and strong demographic characteristics rival that of the U.S. Additional growth opportunity comes from the developing markets of Central and Eastern Europe where an emerging middle class is expected to fuel the demand for financial services. Along with the markets, consumers are experiencing profound changes. Not unlike the U.S., as the social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Although the European Economic Monetary Union (EMU) represents great opportunity, the challenges are substantial. A single market requires pan-European product offerings, brings increased competition, and creates a greater ability on the part of consumers to comparison shop across borders. Citigroup's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

Asia Pacific. The macroeconomic environment across Asia Pacific was difficult during 1998 with most economies contracting along with significant volatility of interest rates and foreign exchange rates. From a competitive perspective, the economic turbulence has begun to lead to early rationalization and some consolidation in the financial services and banking sector. During 1998, franchise growth reflected the "flight-to-quality" in the region, particularly in Japan. The business maintained a tight focus on loan underwriting and increased productivity throughout the region, especially in the back office. Credit costs have risen since 1997 and are expected to remain at high levels in 1999 as unemployment rises and GDP growth remains sluggish. However, the business is well positioned in 1999 for continued franchise growth.

Latin America. Latin America now serves nearly five million customers, with credit and charge cards commanding a leading share position in four countries. Substantial steps have been taken to build the franchise across the region, including acquisitions in Mexico and Argentina, and opening sales and service channels through non-traditional means, such as presence in retail outlets in four countries and enhanced online banking offerings in five countries. The region has experienced deteriorating economic conditions in many of its countries, which has resulted in reduced GDP growth and a difficult credit environment. This trend is expected to continue in 1999, as the impact of the Brazilian currency devaluation is felt across the region. Latin America will mitigate the effects of this downturn by re-focusing lending efforts toward less risky segments of the population. Additionally, increased efforts will be made to grow existing customer relationships and toward continued operating expense reductions.

Global Private Bank. The market for private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market. Although the financial crisis in a number of emerging market countries has had an adverse impact, several regions, particularly the United States and Europe, remain very strong and the prospects for the overall market continue to be positive over the longer term. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented with no dominant competitors. This presents the Global Private Bank with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of private banking services on a global basis.

GLOBAL CORPORATE AND
INVESTMENT BANK

In Millions of Dollars                                      1998        1997        1996
----------------------------------------------------------------------------------------
Adjusted revenues(1)                                    $ 21,744    $ 23,204    $ 21,719
Adjusted operating expenses(2)                            14,512      14,237      13,202
Provisions for benefits, claims, and credit losses(3)      4,160       3,667       3,153
Net cost to carry and net OREO benefits                      (27)        (71)        (85)
----------------------------------------------------------------------------------------
Adjusted provisions for benefits, claims,
  and credit costs                                         4,133       3,596       3,068
----------------------------------------------------------------------------------------
Business income before taxes and
  minority interest                                        3,099       5,371       5,449
Income taxes                                                 915       1,701       1,712
Minority interest, after-tax                                 143         132          90
----------------------------------------------------------------------------------------
Business income                                            2,041       3,538       3,647
Restructuring charges (credit), after-tax                    (26)        664          --
Acquisition-related costs, after-tax                          --          --         372
Loss on disposition of subsidiary, after-tax                  --          --         290
----------------------------------------------------------------------------------------
Net income                                              $  2,067    $  2,874    $  2,985
========================================================================================

(1)   Excludes net cost to carry cash-basis loans and OREO.

(2) Excludes restructuring charges (credit), net OREO benefits, and acquisition-related costs and includes operating expenses from discontinued operations.

(3)   Excludes acquisition-related costs.

      Citigroup's Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of Salomon Smith Barney (SSB), Emerging Markets, Global Relationship Banking (GRB), and the Commercial Lines Insurance business of TAP. SSB is one of the largest brokerage firms in the world, with a significant presence in most major financial products. Emerging Markets provides a wide array of banking products and services to multi-national and large and emerging local corporations in nearly 80 emerging-market countries worldwide. Global Relationship Banking focuses on providing banking, capital markets, and transaction processing services to large multi-national companies in 22 developed countries and to their subsidiaries around the world. TAP is one of the largest property and casualty insurers in the United States offering, among other products, workers' compensation, commercial multi-peril, commercial auto, other liability, fidelity and surety, and property and other lines, which it distributes through independent agents and brokers. Adjusted revenues of $21.744 billion in 1998 were attributed to the following geographic regions: North America--79%, Asia Pacific--8%, Latin America--5%, Europe--3%, Japan--2%, and all other--3%.

      During 1998, Global Corporate and Investment Bank recorded a restructuring charge totaling $324 million ($203 million after-tax). The restructuring initiatives are designed to realize synergies and operating efficiencies. The savings will come from SSB, Emerging Markets, and GRB as the businesses rationalize their presence in countries with multiple operations, consolidate Citibank and SSB locations, integrate trading platforms, and exit non-strategic businesses. During 1997 SSB recorded a restructuring charge of $838 million ($496 million after-tax) primarily for severance and costs related to excess or unused office space, facilities, and other assets. During 1998 SSB recorded an adjustment of $354 million ($209 million after-tax) to the 1997 restructuring reserve as a result of negotiations indicating that certain excess space would be disposed of on terms more favorable than had originally been estimated. During 1997 Emerging Markets and GRB recorded an aggregate restructuring charge of $281 million ($168 million after-tax) related to standardization and consolidation of operations, the outsourcing of various technological functions, the rationalization of support functions, and other organizational realignments designed to better serve target market customers. During 1998, Emerging Markets and GRB recorded an adjustment of $32 million ($20 million after-tax) to reduce the 1997 restructuring reserve primarily reflecting lower than anticipated severance costs due to higher attrition and redeployment of personnel within the Company. See Note 15 of Notes to Consolidated Financial Statements.

      Global Corporate and Investment Bank results in 1998 were adversely affected by the global economic turmoil experienced during the year, which dampened revenue performance at SSB, Emerging Markets, and GRB and negatively affected credit at Emerging Markets and GRB. In addition, costs associated with the Year 2000 and preparation for the introduction of the Euro contributed to expense growth in GRB. Commercial Lines reported improved results compared with 1997 due to increased net investment income, partially offset by catastrophe and other weather-related losses during the year. Global Corporate and Investment Bank results in 1997 compared with 1996 reflected lower principal trading revenues at SSB resulting from the volatility in the global equity markets and a loss on a risk arbitrage position. Additionally, lower results in Emerging Markets were largely attributable to investment spending on franchise expansion and higher credit costs in Asia. Improved results in GRB reflected revenue growth and better credit performance. A 27% improvement in Commercial Lines results primarily related to higher net investment income, lower catastrophe losses, and expense savings associated with the integration of the business acquired from Aetna P&C.

      Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Citigroup's allowance for credit losses of $6.6 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, Citigroup attributes a portion of this reserve to its commercial loans. Reserves attributed to commercial loans totaled $3.3 billion at both December 31, 1998 and 1997. In 1998 and 1997, asset quality improved in the developed markets, but deteriorated in a number of emerging markets. The commercial allowance for credit losses as a percentage of commercial loans at December 31, 1998 and 1997 was 3.7% and 4.2%, respectively. Credit costs and cash-basis loans may increase from the 1998 levels due to global economic developments, particularly in Latin America and Asia Pacific.

      At December 31, 1998, Global Corporate and Investment Bank had mark-to-market exposure to hedge funds of $2.0 billion, fully collateralized by cash and government securities. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $40 million. No single hedge fund had a mark-to-market deficit of more than $14 million in excess of collateral held from that hedge fund. Other outstandings and commitments to hedge funds totaled $131 million, of which $129 million was secured and $2 million was unsecured. Mark-to-market exposure includes those hedge funds that owe Global Corporate and Investment Bank on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options, and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements. During 1998,

Salomon Smith Barney made an investment of $300 million in Long-Term Capital Management, LP, a hedge fund, in concert with a consortium of banks and securities firms.

SALOMON SMITH BARNEY

The following data does not include the Asset Management division of Salomon Smith Barney. The division's results are included in the Asset Management segment.

In Millions of Dollars                                 1998       1997      1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $ 8,333    $10,218   $10,107
Adjusted operating expenses(1)                        7,702      7,895     7,418
--------------------------------------------------------------------------------
Business income before taxes                            631      2,323     2,689
Income taxes                                            223        885     1,051
--------------------------------------------------------------------------------
Business income                                         408      1,438     1,638
Restructuring charges (credit), after-tax              (163)       496        --
Loss on disposition of subsidiary, after-tax             --         --       290
--------------------------------------------------------------------------------
Net income                                          $   571    $   942   $ 1,348
================================================================================

(1)   Excludes restructuring charges (credit).

      Salomon Smith Barney's earnings include Salomon for all periods presented. During the latter part of 1998 Salomon Smith Barney's performance was depressed by extreme economic turmoil in much of the world. Volatility in the global markets continued to negatively affect principal trading results, particularly in fixed income trading, as well as in global arbitrage as Salomon Smith Barney continued to scale back non-strategic positions. Revenues for the three years ended December 31, 1998 by category were as follows:

In Millions of Dollars                                 1998       1997      1996
--------------------------------------------------------------------------------
Commissions                                         $ 3,203    $ 2,956   $ 2,600
Investment banking                                    2,281      2,082     1,975
Principal transactions                                 (116)     2,501     3,024
Asset management and administration fees(1)           1,308        998       777
Net interest and dividends(2)                         1,457      1,533     1,515
Other income                                            200        148       216
--------------------------------------------------------------------------------
Total revenues, net of interest expense(2)          $ 8,333    $10,218   $10,107
================================================================================

(1) Excludes the revenues of SSB Asset Management which are reported in the Asset Management business segment.

(2) Net of interest expense of $11.432 billion, $10.496 billion and $8.137 billion in 1998, 1997 and 1996, respectively.

      Revenues, net of interest expense in 1998 declined 18% to $8.333 billion, due primarily to a decline in principal transaction revenue from fixed income and global arbitrage offset to an extent by increases in commissions, asset management and administration fees and investment banking revenues. Revenues, net of interest expense in 1997 were $10.218 billion, a slight improvement over the $10.107 billion in 1996 primarily reflecting increases in commissions and asset management and administration fees offset by a decline in principal transaction revenues from equities, fixed income and commodities trading.

      Commissions revenue increased 8% in 1998 to $3.203 billion, from $2.956 billion in 1997 and $2.600 billion in 1996. The 1998 and 1997 increases reflect growth in sales of listed and over-the-counter (OTC) securities. The 1997 increase also reflects higher commissions from mutual funds activity as well as increased insurance and annuity sales.

      Investment banking revenues were $2.281 billion in 1998 compared to $2.082 billion in 1997 and $1.975 billion in 1996. The increases in 1998 and 1997 reflect revenue growth in unit trust, public finance and high grade debt underwritings, and mergers and acquisitions. This was offset somewhat by a decline in equity underwritings. Investment banking revenues in 1997 were also favorably impacted by an increase in private placement fees offset by a decline in high yield underwritings. Investment banking revenues in 1998 were also favorably impacted by increased high yield underwriting revenues. For 1998, Salomon Smith Barney was ranked #1 in the industry in municipal underwritings, and #2 in domestic and #3 in global debt and equity underwriting, according to Securities Data Corp.

      Principal transactions revenues declined to a loss of $116 million in 1998. Decreases in fixed income trading results include losses due to risk reductions in the U.S. fixed income arbitrage business, and losses in other global arbitrage. These decreases were partially offset by an increase in equity trading results. Fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Included in these results are Russian-related losses. In 1997, principal transaction revenues decreased to $2.501 billion from $3.024 billion in 1996. This was the result of a decrease in long-term fixed income trading strategies, partially offset by an increase in customer sales and trading. Also contributing to the 1997 decline was increased volatility in the global equity markets and a loss on a risk arbitrage position in British Telecommunications PLC and MCI Communications Corporation, partially offset by improved results in long-term equity strategies.

      Salomon Smith Barney's assets at December 31, 1998 were approximately $211 billion, consisting primarily of highly liquid marketable securities and collateralized receivables. Approximately 42% of these assets represent trading securities, commodities and derivatives used for proprietary trading and to facilitate customer transactions and approximately 42% of these assets were related to collateralized financing transactions where securities are bought, borrowed, sold and lent in generally offsetting amounts. A significant portion of the remainder of the assets represented receivables from brokers, dealers, clearing organizations and customers that relate to securities transactions in the process of being settled.

      Salomon Smith Barney's assets are financed through a number of sources including long and short-term unsecured borrowings, the financing transactions described above and payables to brokers, dealers and customers.

      Asset management and administration fees were $1.308 billion in 1998 compared to $998 million in 1997 and $777 million in 1996. Total assets under fee-based management at December 31, were as follows:

In Billions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Financial Consultant managed accounts              $  16.5    $  11.6    $   7.9
Consulting Group externally managed assets            71.9       59.7       44.1
--------------------------------------------------------------------------------
Total assets under fee-based management(1)         $  88.4    $  71.3    $  52.0
================================================================================

(1) Excludes the assets under management of SSB Asset Management, which are reported in the Asset Management business segment.

      Net interest and dividends were $1.457 billion in 1998 compared to $1.533 billion in 1997 and $1.515 billion in 1996.

      Adjusted operating expenses were $7.702 billion in 1998 compared to $7.895 billion in 1997 and $7.418 billion in 1996. Adjusted operating expenses were relatively unchanged in 1998 while the 6% increase in 1997 over 1996 primarily reflects an increase in production-related compensation and employee benefits expense, reflecting increased revenues, as well as higher floor brokerage and other production-related costs. Salomon Smith Barney also continues to maintain its focus on controlling fixed expenses.

EMERGING MARKETS

In Millions of Dollars                                 1998      1997      1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense              $3,363    $3,168    $3,004
Net cost to carry cash-basis loans and OREO              59        15         3
-------------------------------------------------------------------------------
Adjusted revenues                                     3,422     3,183     3,007
Adjusted operating expenses(1)                        2,017     1,893     1,644
-------------------------------------------------------------------------------
Operating margin                                      1,405     1,290     1,363
Adjusted credit costs(2)                                480       135        76
-------------------------------------------------------------------------------
Business income before taxes                            925     1,155     1,287
Income taxes                                            235       246       287
-------------------------------------------------------------------------------
Business income                                         690       909     1,000
Restructuring charges, after-tax                         50        32        --
-------------------------------------------------------------------------------
Net income                                           $  640    $  877    $1,000
===============================================================================
Average assets (in billions of dollars)              $   81    $   66    $   54
Return on assets                                       0.79%     1.33%     1.85%
===============================================================================
Excluding restructuring charges
Return on assets                                       0.85%     1.38%     1.85%
===============================================================================

(1)   Excludes restructuring charges and net OREO benefits.

(2) Represents provision for credit losses, net cost to carry, and net OREO benefits.

      Emerging Markets business income totaled $690 million in 1998, down $219 million or 24% from 1997. Net income was $640 million in 1998, down $237 million or 27% from 1997. Included in 1998 and 1997 net income are net restructuring charges of $73 million ($50 million after-tax) and $54 million ($32 million after-tax), respectively. Business income in 1997 of $909 million declined $91 million or 9% from 1996.

      Adjusted revenues of $3.422 billion grew $239 million or 8% (17% excluding the effect of foreign currency translation) compared with 1997 reflecting a $245 million improvement in trading-related revenues to $1.051 billion (which includes a $57 million loss attributable to Russia), double-digit growth in transaction banking services and loan product revenues, and improved treasury results. These increases were partially offset by a $248 million decline in realized gains from sales of investments (which includes a $148 million writedown of impaired Russian available-for-sale securities in 1998) and a $59 million decline in net asset gains. Adjusted revenues of $3.183 billion in 1997 grew $176 million or 6% (9% excluding the effect of foreign currency translation) compared with 1996, reflecting a $70 million improvement in realized gains from sales of investments, moderate growth in transaction banking services revenues, and a $36 million improvement in trading-related revenues to $806 million. Higher asset levels across the franchise mitigated the effect of net interest spread compression on 1997 revenue growth.

      Adjusted revenues in Asia Pacific (comprising 13 countries and territories excluding Japan and the Indian subcontinent, but including Australia and New Zealand) improved 14% in 1998 compared with 1997 and improved 15% in 1997 compared with 1996. The improvement in both periods resulted primarily from higher trading-related revenues, while 1998 also benefited from improved treasury results and 1997 reflects significantly improved transaction banking results. Revenues attributed to Citigroup's plans to gain market share in selected emerging market countries, together with new franchises, accounted for 7%, 5%, and 2% of the Emerging Markets business revenues in 1998, 1997, and 1996, respectively, and grew 63% from 1997 to 1998 and 119% from 1996 to 1997. About 31%, 29%, and 27% of the revenue in the Emerging Markets business in 1998, 1997, and 1996 was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 15% from 1997 to 1998 and 15% from 1996 to 1997.

      Adjusted operating expenses were $2.017 billion, $1.893 billion, and $1.644 billion in 1998, 1997, and 1996, respectively. The growth in expenses in the three-year period was primarily attributable to investment spending to build the franchise, together with volume growth.

      Adjusted credit costs were $480 million, $135 million, and $76 million in 1998, 1997, and 1996, respectively. The increase in 1998 was concentrated in Indonesia and Russia, while the increase in 1997 was concentrated in Thailand, in each case reflecting the effects of economic turmoil experienced in those countries. Adjusted credit costs in 1998 and 1997 included $83 million and $35 million, respectively, related to foreign currency derivative contracts. Cash-basis loans at December 31, 1998, 1997, and 1996 were $1.062 billion, $649 million, and $366 million. The increase in 1998 was concentrated in Indonesia and several other Asian countries while the increase in 1997 was concentrated in Thailand and several other Asian and Latin American countries. Cash-basis loans at December 31, 1998 and 1997 include approximately $14 million and $59 million, respectively, of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 84.

      The effective income tax rates on business income before taxes in 1998, 1997, and 1996 were 25%, 21%, and 22%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

      Average assets of $81 billion in 1998 rose $15 billion or 23% from 1997 reflecting growth across all geographic segments. The growth was concentrated in the loan portfolio and trade finance products, together with treasury initiatives. Average assets of $66 billion in 1997 rose $12 billion or 22% from 1996 reflecting growth in loan products and treasury initiatives.

GLOBAL RELATIONSHIP BANKING

In Millions of Dollars                            1998        1997        1996
------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 3,542     $ 3,518     $ 3,220
Net cost to carry cash-basis loans and OREO        (34)        (18)        (39)
------------------------------------------------------------------------------
Adjusted revenues                                3,508       3,500       3,181
Adjusted operating expenses(1)                   3,218       2,821       2,603
------------------------------------------------------------------------------
Operating margin                                   290         679         578
Adjusted credit benefits(2)                       (113)       (170)        (88)
------------------------------------------------------------------------------
Business income before taxes                       403         849         666
Income taxes                                       183         290         156
------------------------------------------------------------------------------
Business income                                    220         559         510
Restructuring charges, after-tax                    87         136          --
------------------------------------------------------------------------------
Net income                                     $   133     $   423     $   510
==============================================================================
Average assets (in billions of dollars)        $    89     $    81     $    76
Return on assets                                  0.15%       0.52%       0.67%
==============================================================================
Excluding restructuring charges
Return on assets                                  0.25%       0.69%       0.67%
==============================================================================

(1)   Excludes restructuring charges and net OREO benefits.

(2) Represents provision for credit losses, net cost to carry, and net OREO benefits.

      Business income from Global Relationship Banking in North America, Europe, and Japan was $220 million in 1998, down $339 million or 61% from 1997. Net income was $133 million in 1998, down $290 million or 69% from 1997. Included in 1998 and 1997 net income are net restructuring charges of $141 million ($87 million after-tax) and $227 million ($136 million after-tax), respectively. Business income in 1997 of $559 million improved $49 million or 10% from 1996.

      Adjusted revenues in 1998 of $3.508 billion were essentially unchanged from 1997. The 1998 results reflect double-digit growth in transaction banking services revenues, a $37 million increase in realized gains from sales of investments, and a $13 million increase in trading-related revenues to $999 million (which includes losses of $168 million attributable to the volatility experienced in the global capital markets during the second half of the year). The growth was essentially offset by an $86 million decline in asset sales and lower corporate finance revenues. Adjusted revenues of $3.500 billion in 1997 grew $319 million or 10% from 1996. Revenue growth reflected improved trading-related revenues totaling $986 million--up $101 million from 1996, double-digit growth rates in transaction banking services and corporate finance revenues, a $90 million increase in realized gains from sales of investments, and a $44 million increase in net asset gains primarily from the real estate portfolio, partially offset by net interest spread compression.

      Adjusted operating expenses were $3.218 billion, $2.821 billion, and $2.603 billion in 1998, 1997, and 1996, respectively. The growth in expenses in the three-year period was primarily attributable to increased spending on technology, including costs related to the Year 2000 and the European EMU, volume-related expense growth and, in 1997, higher incentive compensation.

      Adjusted credit benefits of $113 million in 1998 declined from a benefit of $170 million in 1997, primarily reflecting the write-off of foreign currency derivative contracts totaling $53 million attributable to the financial market turmoil in Russia. Adjusted credit benefits of $170 million in 1997 improved $82 million from 1996 reflecting lower gross write-offs together with a continued high level of recoveries.

      Cash-basis loans at December 31, 1998, 1997 and 1996 were $268 million, $401 million, and $521 million while the OREO portfolio totaled $235 million, $440 million, and $587 million, respectively. The improvements in both cash-basis loans and OREO in 1998 and 1997 are primarily related to the real estate portfolio. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on pages 84 and 85.

      The effective income tax rates on business income before taxes in 1998, 1997, and 1996 were 45%, 34%, and 23%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

      Average assets of $89 billion in 1998 grew $8 billion or 10% from 1997, primarily reflecting an increase in the fair value of trading assets, including derivative and foreign exchange contracts, higher lending to target market clients, and higher volumes in transaction banking services. Average assets of $81 billion in 1997 grew $5 billion or 7% from 1996 primarily in trading-related activities and the loan portfolio.

COMMERCIAL LINES INSURANCE

In Millions of Dollars                                1998       1997       1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $6,481     $6,303     $5,424
Operating expenses(1)                                1,575      1,628      1,537
Claims and claim adjustment expenses(1)              3,766      3,631      3,080
--------------------------------------------------------------------------------
Business income before taxes and
  minority interest                                  1,140      1,044        807
Income taxes                                           274        280        218
Minority interest                                      143        132         90
--------------------------------------------------------------------------------
Business income(2)                                     723        632        499
Acquisition-related costs, after-tax and
  minority interest                                     --         --        372
--------------------------------------------------------------------------------
Net income                                          $  723     $  632     $  127
================================================================================

(1)   Excludes acquisition-related costs.

(2) Excludes investment gains/losses included in Investment Activities segment and acquisition-related costs.

      Business income was $723 million in 1998 compared to $632 million in 1997 and $499 million in 1996. The 1998 increase compared to 1997 was due to increased after-tax net investment income, continued expense reductions and lower environmental and cumulative injury incurred losses, partially offset by increased losses from catastrophes and other weather-related events. The improvement in 1997 primarily resulted from the inclusion in 1997 of Aetna P&C for the entire year compared to only nine months for 1996, higher net investment income, lower catastrophe losses and expense savings associated with the acquisition and integration of Aetna P&C. Operating results also reflected market conditions characterized by difficult pricing and increased competition. The impact of this trend in market conditions on 1998 and 1997 operating results was offset by the factors previously indicated as well as a continued disciplined approach to underwriting and risk management.

      The Company incurred charges during 1996 related to the acquisition and integration of Aetna P&C. These charges resulted primarily from costs of the acquisition and the application of the Company's strategies, policies and practices to Aetna P&C reserves. The charges related to Commercial Lines include $261 million after-tax and minority interest ($490 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); $45 million after-tax and minority interest ($84 million before tax and minority interest) in additional asbestos liabilities pursuant to an existing settlement agreement with a customer of Aetna P&C; a $32 million after-tax and minority interest ($60 million before tax and minority interest) charge related to premium collection issues on loss sensitive programs, specifically large deductible products; an $18 million after-tax and minority interest ($34 million before tax and minority interest) provision for uncollectibility of reinsurance recoverables of Aetna P&C determined by applying TAP's normal guidelines for estimating collectibility of such accounts; and a $16 million after-tax and minority interest ($30 million before tax and minority interest) provision for lease and severance costs of Travelers P&C related to the restructuring plan for the acquisition.

      Net written premiums by market for the three years ended December 31, 1998 were as follows:

In Millions of Dollars                          1998          1997          1996
--------------------------------------------------------------------------------
National accounts                             $  625        $  657        $  714
Commercial accounts                            1,800         1,986         1,485
Select accounts                                1,494         1,432         1,191
Specialty accounts                               695           682           605
--------------------------------------------------------------------------------
                                              $4,614        $4,757        $3,995
================================================================================

      Certain production statistics related to Aetna P&C operations are provided in the following narrative for comparative purposes for periods prior to April 2, 1996 and are not reflected in such prior period revenues or operating results.

      Commercial Lines net written premiums in 1998 totaled $4.614 billion, down $143 million from $4.757 billion in 1997, reflecting a $142 million adjustment in the first quarter of 1997 to net written premiums due to a change to conform the Aetna P&C method of recording certain net written premiums to the method employed by Travelers P&C. Without this adjustment, net written premiums were level with the prior year reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Commercial Lines net written premiums totaled $4.757 billion in 1997, up $673 million from $4.084 billion in 1996 (excluding an adjustment associated with a reinsurance transaction), reflecting the inclusion in 1997 of Aetna P&C for the entire year compared to only nine months in 1996 and the $142 million adjustment noted above. This increase was offset in part by the highly competitive conditions in the marketplace and the Company's continued disciplined approach to underwriting and risk management. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums totaled $4.757 billion in 1997, up $67 million from $4.690 billion in 1996. The 1997 increase was attributable to the change to conform the Aetna P&C method with the Travelers P&C method of recording net written premiums, partially offset by the highly competitive marketplace and the Company's disciplined approach to underwriting and risk management.

      Fee income was $306 million in 1998 compared to $365 million in 1997 and $392 million in 1996. The decreases in fee income were the result of the depopulation of involuntary pools serviced by the Company as the loss experience of workers' compensation improved and insureds moved to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers.

      National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts' net written premiums were $625 million in 1998 compared to $657 million in 1997 and $803 million in 1996 (excluding a one-time adjustment associated with a reinsurance transaction). On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $874 million in 1996. The 1998 decrease was primarily due to a decrease in the Company's level of involuntary pool participation, the result of pricing declines due to the highly competitive marketplace, and the Company's continued disciplined approach to underwriting and risk management. The 1997 decrease was primarily due to a decrease in the Company's level of involuntary pool participation, the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

      National Accounts new business and business retention ratio were virtually the same in 1998 as they were in 1997. National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation managed care programs. National Accounts new business in 1997 was significantly higher than in 1996 reflecting continued product development efforts, especially in workers' compensation managed care programs. National Accounts business retention ratio was also significantly higher in 1997 than in 1996, reflecting the Company's continued focus on retaining profitable business.

      Commercial Accounts serves mid-size businesses for casualty products and both large and mid-size businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $1.800 billion in 1998 compared to $1.986 billion in 1997 and $1.485 billion in 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $1.725 billion in 1996. The 1998 decrease reflected a $127 million adjustment in the first quarter of 1997 to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums decreased $59 million reflecting pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. The increase in 1997 reflected a $127 million adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

      For 1998, new premium business in Commercial Accounts significantly declined compared to 1997, reflecting the Company's focus on obtaining new accounts where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio remained strong in 1998 and was virtually the same as 1997, reflecting the Company's focus on retaining profitable business. In 1997, new business in Commercial Accounts significantly improved compared to 1996, reflecting continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in 1997 significantly improved compared to 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

      Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $1.494 billion in 1998 compared to $1.432 billion in 1997 and $1.191 billion in 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums were $1.412 billion in 1996. The 1997 amount included a first quarter increase of $15 million to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the increase in Select Accounts net written premiums reflected lower ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. The increase in 1997 reflected the $15 million adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued benefit from the broader industry and product line expertise of the combined company, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

      New premium business in Select Accounts was moderately lower in 1998 compared to 1997 reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Select Accounts business retention ratio remained strong in 1998 and was virtually the same as 1997. New premium business in Select Accounts was moderately higher in 1997 than in 1996, reflecting an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio remained strong in 1997 and was moderately higher than in 1996, reflecting the Company's focus on retaining profitable business.

      Specialty Accounts markets products to national, midsize, and small customers, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $695 million in 1998 compared to $682 million in 1997 and $605 million in 1996. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums for 1996 were $679 million. The 1998 increase reflects strong production in excess and surplus lines, partially offset by a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. The 1997 increase compared to 1996 was due to increased writings of its excess and surplus lines business, partially offset by lower directors' and officers' liability insurance writings due to the termination of an exclusive arrangement with a managing general agent.

      Catastrophe losses, net of tax and reinsurance, were $25 million in 1998 compared to $5 million in 1997 and $31 million in 1996. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter. Catastrophe losses in 1996 were primarily due to Hurricane Fran and December storms on the West Coast.

      Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                       1998      1997      1996
-------------------------------------------------------------------------------
Statutory
Loss and LAE ratio                                     78.5%     78.4%     95.6%
Underwriting expense ratio                             29.7      30.6      32.5
Combined ratio before policyholder dividends          108.2     109.0     128.1
Combined ratio                                        109.1     111.0     128.8
-------------------------------------------------------------------------------
GAAP
Loss and LAE ratio                                     78.4%     78.3%     92.4%
Underwriting expense ratio                             31.1      30.4      35.9
Combined ratio before policyholder dividends          109.5     108.7     128.3
Combined ratio                                        110.4     109.9     129.3
===============================================================================

      GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, certain 1996 purchase accounting adjustments recorded in connection with the Aetna P&C acquisition resulted in a charge to statutory expenses. For purposes of computing GAAP combined ratios, fee income is allocated as a reduction of losses and loss adjustment expenses and other underwriting expenses.

      The 1997 statutory and GAAP combined ratios for Commercial Lines included an adjustment due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 1997 would have been 109.5% and 109.6%, respectively. The decrease in the 1998 statutory and GAAP combined ratios before policyholder dividends compared to the 1997 statutory and GAAP combined ratios before policyholder dividends excluding this adjustment was due to continued expense reductions and lower environmental and cumulative injury incurred losses, partially offset by higher catastrophe and other weather-related losses and lower fee income.

      The decrease in the 1997 statutory and GAAP combined ratios for Commercial Lines, excluding the adjustment to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums, compared to 1996 were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for 1996 would have been 109.3% and 110.8%, respectively. The decrease in the 1997 statutory and GAAP combined ratios, excluding the adjustment to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums, compared to the 1996 statutory and GAAP combined ratios excluding acquisition-related charges was due to lower catastrophe losses and reduced expenses, partially offset by the inclusion in 1997 of Aetna P&C's results for the entire year compared to only nine months in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflected the mix of business including the favorable effect of the lower loss ratio of the Bond Specialty business.

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

      The Company continues to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. These claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount.

      The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At December 31, 1998, approximately 19% of the net environmental loss reserve (i.e., approximately $155 million) consists of case reserves for resolved claims. The balance, approximately 81% of the net aggregate reserve (i.e., approximately $677 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

      The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs on an insured-by-insured basis as opposed to a claim-by-claim basis. The nature of the resolution often is through coverage litigation, which often pertains to more than one claim, as well as through a settlement with an insured. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

      The reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any, including the number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

      The duration of the Company's investigation and review of such claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and the Company and the willingness of the insured and the Company to negotiate, if appropriate, a resolution of any dispute between them pertaining to such claims. Since the foregoing factors vary from claim to claim and insured by insured, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving such claims, the duration may vary from months to several years.

      The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for Superfund remediation-type environmental claims, the Company establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. The Company adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies. Since the implementation of the claim system conversion in 1997, the Company's method of establishing claims in the foregoing manner now applies to claims tendered under the Travelers P&C and Aetna P&C policies.

      In addition, the Company establishes claim files for environmental claims brought by individual claimants who allege injury or damage as a result of the discharge of wastes or pollutants allegedly by the policyholder. As it pertains to such claims tendered on policies issued by Travelers P&C, the Company establishes a claim file on a per claim, per insured, per site basis. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, one thousand claims (five hundred for the bodily injury claims and five hundred for the property damage claims) would be established.

      As it pertains to environmental claims brought by individual claimants and tendered on Aetna P&C policies, the Company establishes claim files on a per insured, per site basis due to current claim system limitations. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, five claims would be established for all the bodily injury claims and five claims would be established for all of the property damage claims.

      As of December 31, 1998, calculated as described above, the Company had approximately 43,400 pending environmental-related claims tendered by 1,185 active policyholders. Of the total pending environmental-related claims, 31,100 claims relate to Travelers P&C policies tendered by 470 policyholders and 12,300 claims relate to Aetna P&C policies tendered by 810 policyholders. Approximately 95 of these Aetna P&C policyholders are also included in the 470 Travelers P&C policyholders' count. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants allegedly by the policyholder.

      The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

Environmental Losses

In Millions of Dollars                           1998         1997         1996
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $ 1,193      $ 1,369      $   454
Ceded                                             (74)        (127)         (50)
-------------------------------------------------------------------------------
Net                                             1,119        1,242          404
Acquisition of Aetna P&C
Direct                                             --           --          968
Ceded                                              --           --          (39)
Incurred losses and loss expenses
Direct                                            123           79          114
Ceded                                             (73)         (14)         (52)
Losses paid
Direct                                            388          271          167
Ceded                                             (51)         (67)         (14)
Other(1)
Direct                                             --           16           --
Ceded                                              --           --           --
-------------------------------------------------------------------------------
Ending reserves
Direct                                            928        1,193        1,369
Ceded                                             (96)         (74)        (127)
-------------------------------------------------------------------------------
Net                                           $   832      $ 1,119      $ 1,242
===============================================================================

(1) Represents reallocation of general liability reserves to environmental reserves.

      As indicated by the preceding table, the Company experienced in 1998 an increase in paid activity for environmental losses over the previous two years. As anticipated, this paid activity resulted in a significant reduction in the number of coverage litigation disputes pending at year end 1998, as well as a further reduction in the number of policyholders with active environmental claims.

      As of December 31, 1998, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 404, approximately 24% less than the number pending as of December 31, 1997. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve position is appropriate. As of December 31, 1998, the Company, for approximately $1.44 billion, has resolved the environmental liabilities presented by 4,475 of the 5,660 policyholders who have tendered environmental claims to the Company. This resolution comprises 79% of the policyholders who have tendered such claims. The Company has reserves of approximately $572 million included in its bulk reserve relating to the remaining 1,185 policyholders (21% of the total) with unresolved environmental claims, as well as for any other policyholder that may tender an environmental claim in the future.

Asbestos Claims

In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to the 1980s. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims that indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage. Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. The Company continues to receive this type of asbestos claim.

      In summary, various classes of asbestos defendants, such as major product manufacturers, peripheral and regional product defendants as well as premises owners, are tendering asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis.

      The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by the Company on behalf of its insureds have also precluded the Company from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

      At December 31, 1998, approximately 21% of the net aggregate reserve (i.e., approximately $210 million) is for pending asbestos claims. The balance, approximately 79% (i.e., approximately $776 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

      In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

Asbestos Losses

In Millions of Dollars                           1998         1997         1996
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $ 1,363      $ 1,443      $   695
Ceded                                            (249)        (370)        (293)
-------------------------------------------------------------------------------
Net                                             1,114        1,073          402
Acquisition of Aetna P&C
Direct                                             --           --          801
Ceded                                              --           --         (121)
Incurred losses and loss expenses
Direct                                            135           87          120
Ceded                                             (69)         (18)         (35)
Losses paid
Direct                                            246          174          173
Ceded                                             (52)        (140)         (79)
Other(1)
Direct                                             --            7           --
Ceded                                              --           (1)          --
-------------------------------------------------------------------------------
Ending reserves
Direct                                          1,252        1,363        1,443
Ceded                                            (266)        (249)        (370)
-------------------------------------------------------------------------------
Net                                           $   986      $ 1,114      $ 1,073
===============================================================================

(1)   Represents reallocation of reserves.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

      For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying claims. The unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, as discussed above.

      The following factors are evaluated in projecting the ultimate reserve for asbestos-related claims: available insurance coverage; limits and deductibles; an analysis of each policyholder's potential liability; jurisdictional involvement; past and projected future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; and applicable coverage defenses, if any. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for a policyholder by policy year, a ceded projection is calculated based on any applicable facultative and treaty reinsurance, and past ceded experience. In addition, a similar review is conducted for asbestos property damage claims. However, due to the relatively minor claim volume, these reserves have remained relatively unchanged.

      As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

Cumulative Injury Other than Asbestos (CIOTA) Claims

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. Such potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

      Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant's damages must be made, and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by it to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

      To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims, the scope of coverage to be provided by the Company and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of the Company's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

      Prior to the acquisition, Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claim approach and resolution between Travelers P&C and Aetna P&C regarding CIOTA claims. During the second quarter of 1996, the Company completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using the Company's approach as described above. Based on the results of that review, the Company's general liability insurance reserves were increased in 1996 by $360 million, net of reinsurance ($192 million after-tax and minority interest).

      At December 31, 1998, approximately 17% of the net aggregate reserve (i.e., approximately $163 million) is for pending CIOTA claims. The balance, approximately 83% (i.e., approximately $791 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

      In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

CIOTA Losses

In Millions of Dollars                           1998         1997         1996
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $ 1,520      $ 1,560      $   374
Ceded                                            (432)        (446)          --
-------------------------------------------------------------------------------
Net                                             1,088        1,114          374
Acquisition of Aetna P&C
Direct                                             --           --          709
Ceded                                              --           --         (293)
Incurred losses and loss expenses
Direct                                            (31)          32          565
Ceded                                              29           (6)        (155)
Losses paid
Direct                                            143           72           88
Ceded                                             (11)         (20)          (2)
-------------------------------------------------------------------------------
Ending reserves
Direct                                          1,346        1,520        1,560
Ceded                                            (392)        (432)        (446)
-------------------------------------------------------------------------------
Net                                           $   954      $ 1,088      $ 1,114
===============================================================================

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

During 1998, Global Corporate and Investment Bank announced a number of business improvement and integration initiatives that are projected to yield expense savings of approximately $260 million pretax in 1999, and to reach a run rate of approximately $370 million in annual pretax savings beginning in 2000. In 1999, these actions, together with tighter management of non-customer expenses and realized savings from earlier efficiency initiatives still in progress, are expected to yield gross annual pretax expense savings of approximately $1.1 billion. There can be no assurance that the projected cost savings will be achieved.

Global Corporate Banking and Salomon Smith Barney. These businesses are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 99 countries in which the businesses operate. During the last half of 1997 and throughout 1998, the global capital markets experienced economic turmoil not seen in at least a decade, as currency crises sparked economic turmoil that began in Asia Pacific and spread to Eastern Europe and, in early 1999, to Latin America. The second largest economy in the world--Japan--remains in a prolonged recession, and many economists continue to be concerned about economic fundamentals in certain Asian countries, which could precipitate a return of instability to the region. And, on January 1, 1999, a common currency--the Euro--was introduced in 11 European nations, bringing Europe closer to a single market as big as that of North America.

      Global economic turmoil like that experienced during 1997 and 1998 can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of principal transactions, realized gains from sales of investments, and net asset gains may fluctuate in the future as a result of market and asset-specific factors.

      The businesses have undertaken a number of initiatives to mitigate the negative effects of the current global instability. These initiatives include significantly reducing the risk profile, particularly in Salomon Smith Barney's global arbitrage operation, and making risk management a priority throughout the global banking business, with the goal of deriving a higher percentage of earnings from controllable business operations than has been the case in the past.

Commercial Lines Insurance. A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care and litigation.

      Operating results for 1998 reflected the negative impact of pricing declines in all markets. This trend in market conditions, characterized by difficult pricing and increased competition, continued from prior years.

      In National Accounts, where programs include risk transfer and risk service, such as claims settlement, loss control and risk management services and are generally offered in connection with a large deductible or self-insured program, or a guaranteed cost or retrospectively rated insurance policy, pricing declines have continued. This business continues to reflect the negative impact of price declines as evidenced by the decrease in premium and fee levels and, more importantly, in the narrowing of profit margins earned on this business. Additionally, there has been an increasing trend in this marketplace for guaranteed cost products at what the Company believes are inadequate price levels.

      For Commercial Accounts and Select Accounts, the highly competitive marketplace and soft underwriting cycle continue to pressure the pricing of guaranteed cost products. Premiums on this business continue to reflect price declines, and have not kept pace with loss cost inflation in recent years. The impact of this negative trend in market conditions and resultant price declines has been partially offset by a continued disciplined approach to underwriting and risk management by the Company. The Company's focus is to retain existing profitable business and obtain new accounts where it can maintain its selective underwriting policy. The Company continues to adhere to strict guidelines to maintain high quality underwriting and to focus on its core product lines and markets, with particular emphasis on both product and industry specialization.

      Specialty Accounts also operates within a highly competitive marketplace characterized by pressure on both price and terms. The Company's focus in this market is to sustain its emphasis on strict adherence to underwriting standards and to increase its efforts to cross-sell its expanding array of specialty products to existing customers of National Accounts, Commercial Accounts and Select Accounts where it believes it has the greatest sales and profit opportunities.

      The combination of price declines associated with the highly competitive marketplace and the Company's selective underwriting criteria has had an adverse impact on premium and fee levels during the past several years. If the competitive pressures on pricing do not improve in 1999, these factors may continue to affect premium and fee levels unfavorably. Although the Company believes that pricing in the Commercial Lines marketplace will continue to be very competitive in 1999, recent data has suggested that the pricing environment may be improving.

      In December 1998, TAP announced a global strategic relationship with Winterthur International, called Travelers/Winterthur International, which markets a variety of commercial lines products to multinational corporations. The Company expects that Travelers/Winterthur International will allow it to gain a global capability in international underwriting and insurance services.

      The property and casualty insurance industry in the United States continues to consolidate. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates. In this regard, an emphasis on claim payout and performance and enhanced productivity efforts are expected to continue.

      Changes in the general interest rate environment affect the return received by the insurance subsidiaries on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on investment of funds but could create the opportunity for realized investment gains on disposition of fixed maturity investments.

      As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations, financial condition or liquidity.

      Certain social, economic and political issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability and affordability concerns and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

ASSET MANAGEMENT

In Millions of Dollars                                    1998     1997     1996
--------------------------------------------------------------------------------
Total revenues, net of interest expense                 $1,244   $1,052   $  880
Adjusted operating expenses(1)                             820      685      574
--------------------------------------------------------------------------------
Business income before taxes                               424      367      306
Income taxes                                               151      124       98
--------------------------------------------------------------------------------
Business income                                            273      243      208
Restructuring charges, after-tax                            10       --       --
--------------------------------------------------------------------------------
Net income                                              $  263   $  243   $  208
================================================================================
Assets under management(2) (in billions of dollars)     $  327   $  261   $  220
================================================================================

(1)   Excludes restructuring charges.

(2) Includes $34 billion, $28 billion, and $25 billion in 1998, 1997, and 1996, respectively, for Global Private Banking clients.

      Asset Management is comprised of the substantial resources that are available through its three primary asset management business platforms: Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Global Asset Management. Asset Management companies offer institutional, high net worth and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies). Aggregate assets under management totaled $327 billion as of December 31, 1998.

      Asset Management's assets under management grew 25% over the prior year with strong growth in all major asset categories. Contributing to the year over year increase was the acquisition of JP Morgan's Australian asset management business with assets of $4.8 billion at acquisition date, cross-selling efforts throughout the organization resulting in $10 billion of long-term, mutual fund sales (up 67% from 1997), strong growth in institutional and private client separately managed account assets, and the overall positive impact of market performance on all asset management products.

      Asset Management business income of $273 million in 1998 was up $30 million or 12% from 1997. Business income before taxes increased by $57 million, or 16% over 1997. Revenues, net of interest expense, rose 18% to $1,244 million in 1998 compared to $1,052 million in 1997 and $880 million in 1996. This increase is predominantly in advisory fee revenues and reflects the broad growth in assets under management.

      Adjusted expenses were $820 million in 1998 compared to $685 million in 1997 and $574 million in 1996. The 20% expense growth in 1998 expenses over 1997 primarily reflected Asset Management's build-out of its fundamental research and quantitative analysis investment teams, investment in marketing and wholesaler support teams, incremental technology spending related to year 2000 and EMU, and the acquisition of JP Morgan's Australian asset management business.

      During 1998, Asset Management recorded a restructuring charge totaling $17 million ($10 million after-tax), primarily reflecting the costs of eliminating redundancies.

CORPORATE/OTHER

In Millions of Dollars                                 1998      1997      1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense               $ 932     $ 838     $ 902
Adjusted operating expenses(1)                          712       413       543
Provisions for benefits, claims, and
  credit losses                                          (2)       (6)       34
-------------------------------------------------------------------------------
Business income before taxes                            222       431       325
Income taxes                                            381       801       776
-------------------------------------------------------------------------------
Business loss                                          (159)     (370)     (451)
Gain on disposition of subsidiary, after-tax             --        --        31
Gain on sale of stock by subsidiary                      --        --       363
Restructuring charges and merger-
  related costs, after-tax                              105        31        --
-------------------------------------------------------------------------------
Net loss                                              $(264)    $(401)    $ (57)
===============================================================================

(1)   Excludes restructuring charges and merger-related costs.

      Corporate/Other includes net treasury results, revenues derived from charging banking segments for funds employed, based upon a marginal cost of funds concept, corporate staff and similar expenses, and the offset created by attributing income taxes to core business activities on a local tax-rate basis for Citicorp businesses. The effective tax rates for these businesses were 31%, 26%, and 26%, for 1998, 1997, and 1996, respectively, while Citicorp's effective tax rate was 37% for 1998 and 1997 and 38% for 1996.

      Revenues in 1998 included income from the disposition of a real estate development property while 1996 included residual revenues from certain run-off businesses.

      Expense in 1998 included a $100 million contribution of appreciated venture capital securities to the Company's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, as well as increases in certain technology expense and other unallocated corporate costs. Additionally, expense in 1998, 1997 and 1996 included $70 million, $72 million, and $113 million, respectively, associated with performance-based stock options.

      The 1998 amounts included a $69 million restructuring charge ($40 million after-tax) to streamline and integrate corporate staff functions, as well as $65 million (before and after-tax) of one-time expenses associated with merging Citigroup's predecessor organizations. The 1997 amounts include a $19 million restructuring charge ($11 million after-tax), principally related to the reorganization of various Citicorp corporate support functions. In addition, income taxes in 1997 included a $20 million charge related to the offset created by attributing income taxes to Citicorp's core business restructuring charges on a local tax-rate basis.

      The Company recognized a gain of $363 million (before and after-tax) in 1996 from the issuance of shares of Class A Common Stock by TAP (see Note 2 of Notes to Consolidated Financial Statements).

INVESTMENT ACTIVITIES

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense           $ 1,298    $ 1,693    $   715
Operating expenses                                     47         38         36
Credit benefits                                       (10)       (64)       (80)
-------------------------------------------------------------------------------
Income before taxes and minority interest           1,261      1,719        759
Income taxes                                          316        409        166
Minority interest                                      16         18         (1)
-------------------------------------------------------------------------------
Net income                                        $   929    $ 1,292    $   594
===============================================================================

      Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

      Revenues in 1998 of $1.298 billion declined $395 million or 23% from 1997 primarily reflecting a $262 million decrease in venture capital revenues to $487 million. Net interest revenues declined $110 million from 1997 reflecting a lower level of interest earning assets. Realized gains from sales of investments of $778 million declined $45 million while net asset gains of $28 million increased $29 million. Revenues in 1997 of $1.693 billion grew $978 million from 1996 primarily reflecting a $653 million improvement in realized gains from sales of investments to $823 million, a $299 million increase in venture capital results to $749 million, and a $60 million improvement in net asset gains. Net asset gains in 1998, 1997, and 1996 include net gains (write-downs) of $29 million, $(39) million and $(100) million related to investments in Latin America.

      Credit benefits totaled $10 million, $64 million, and $80 million in 1998, 1997, and 1996, respectively. Credit benefits in 1997 included $50 million from the refinancing agreement concluded with Peru while 1996 included $75 million from the refinancing agreements concluded with Panama, Slovenia, and Croatia.

      The effective income tax rates in 1998, 1997, and 1996 were 25%, 24%, and 22%, respectively. Fluctuations in the effective income tax rates result from changes in the nature and geographic mix of pretax earnings.

      Levels of venture capital revenues, realized gains from sales of investments, and net asset gains may fluctuate in the future as a result of market and asset-specific factors.

DISCONTINUED OPERATIONS

                                                                           1996
-------------------------------------------------------------------------------
In Millions of Dollars                                                 Net Loss
-------------------------------------------------------------------------------
Operations                                                                $ (75)
Loss on disposition                                                        (259)
-------------------------------------------------------------------------------
Total discontinued operations                                             $(334)
===============================================================================

      As discussed in Note 3 of Notes to Consolidated Financial Statements, Basis Petroleum, Inc. (Basis), which was sold to Valero Energy Corporation (Valero) was classified as discontinued operations.

      The Company's 1996 loss on disposition of $259 million represents the $290 million after-tax loss on the sale of Basis to Valero, partially offset by a $31 million after-tax gain resulting from a contingency payment received from United HealthCare Corporation related to the 1995 sale of The MetraHealth Companies, Inc.

YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. Citigroup has assessed and is modifying its computer systems and business processes to provide for their continued functionality and is also assessing the readiness of third parties with which it interfaces.

      Citigroup is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt Citigroup's ability to meet its customer and other obligations on a timely basis, and Citigroup has engaged in a worldwide process of identifying, assessing, and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production.

      The pre-tax cost associated with the required modifications and conversions is expected to total approximately $900 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This is being expensed as incurred. Of the total, approximately $660 million has been incurred to date, including approximately $470 million in 1998.

      Substantially all of the required modification and internal testing work has been completed at year-end 1998, with the remainder scheduled for completion early in 1999, leaving the rest of the year 1999 primarily for external testing, full integration testing and production assurance. Citigroup is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, and desktops, and these are similarly progressing towards timely resolution.

      Citigroup is also addressing year 2000 issues that may exist outside its own global technology activities, including its facilities and business processes, external service providers, and other third parties with which it interfaces. Substantially all of Citigroup's facilities and related systems have been investigated, and modification is under way. Other business processes are likewise being addressed across the Company.

      Significant third parties with which Citigroup interfaces with regard to the year 2000 problem include customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citigroup to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citigroup is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

      Citigroup is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any remaining risks associated with remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside Citigroup's control. Contingency planning, and preparations for the management of the date change, will continue worldwide through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner, the year 2000 problem, could have a material adverse effect on the Company's results of operations in future periods.

      An additional year 2000 issue for TAP is the potential future impact of claims for insurance coverage from customers who suffer year 2000 business losses or claim coverage for their potential liability to third parties. TAP has taken certain initiatives to mitigate this potential risk, including addressing year 2000 issues, where applicable, in the underwriting of insurance policies. Losses for year 2000 insurance claims and litigation costs related to such claims are not reasonably estimable at this time.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook" and "Global Corporate and Investment Bank Outlook". The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values, and interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers, as well as achieving its other cost-saving initiatives.

MANAGING GLOBAL RISK

Risk management is the cornerstone of Citigroup's business. Risks arise from lending, underwriting, trading, insurance and other activities routinely undertaken on behalf of customers around the world. Outlined below is the process that management employs to provide oversight and direction of risk taking, followed by discussions of the credit and market risk management processes in place across the corporation.

      The Windows on Risk Committee is the most senior corporate forum for reviewing the corporation's risk tolerance and practices. It provides top-down examination and review of material corporate-wide risks. The Committee is chaired by the Vice Chairman responsible for risk management, and includes the Chairmen of Citigroup and other senior officers in the Company.

      The Windows on Risk process has three major components: an assessment of the global external environment, drawing on our own knowledge and understanding, and often bringing in experts on identified subjects, including contrarion views; an assessment of the Company's exposures in terms of different risk windows, particularly looking for potentially large material risks to Citigroup; and specific decisions and follow-ups are taken which are designed to adjust the corporate exposure to identified risk.

      The review of the external environment encompasses the outlook for major country and regional economies, significant consumer markets and global industries, potential near-term critical economic and political events, and the implications of potential unfavorable developments as they relate to specific businesses.

      The review of the risk profile covers 18 windows, as described below:

o Credit risk ratings, including trends in client creditworthiness together with a comparison of risk against return;

o     Industry concentrations, globally and within regions;

o     Limits assigned to relationship concentrations and consumer programs;

o Product concentrations in consumer managed receivables, by product and by region;

o Global real estate limits and exposure, including commercial and consumer portfolios;

o     Country risk, encompassing political and cross-border risk;

o Counterparty risk, evaluating presettlement risk on foreign exchange, derivative products, and securities trades;

o Dependency, linking and evaluating specific industry and consumer product exposure to external environmental factors;

o Distribution and underwriting risk, capturing the risk that arises when Citigroup commits to purchase an instrument from an issuer for subsequent sale;

o Corporate Control and Risk Assessment, evaluating and measuring defects in our business processes;

o Price risk, evaluating the earnings risk resulting from changing levels and implied volatilities of interest rates, foreign exchange rates, and commodity and security prices;

o     Liquidity risk, evaluating funding exposure;

o Commodities risk, evaluating earnings risk resulting from changing levels and volatilities of commodity prices;

o Life Insurance, evaluating the risks that result from the underwriting, sale, and reinsurance of life insurance policies;

o Property & Casualty, evaluating the risks that result from the underwriting, sale, and reinsurance of commercial, personal, and performance bonds insurance policies;

o Equity and subordinated debt investment risk, monitored against portfolio limits;

o     Legal, evaluating vulnerability and business implications of legal issues;

o     Technology, assessing the vulnerability to the electronic environment.

      The review provides Citigroup with a view of the environment in which it operates and of the risk inherent in its businesses. Based on this review, the Windows on Risk Committee formulates recommendations and assigns responsibility for recommended actions.

      The following sections summarize the processes currently in place for managing credit and market risks within Citigroup's major businesses. As Citigroup's businesses become more closely integrated, it is expected that these management processes will also be more closely integrated within the overall framework provided by Windows on Risk.

The Credit Risk Management Process

Within Citicorp, line management conducts the day-to-day credit process in accordance with core policies established by the Credit Policy Committee which are guided by the overall risk appetite and portfolio targets set by senior management. Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to identify problem credits or programs as they develop, and to correct deficiencies as needed through remedial management. Business Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

      Citicorp's credit policies are organized around two basic approaches--Credit Programs and Credit Transactions. Credit Programs, used primarily for the Consumer businesses, focus on the decision to extend credit to sets of customers with similar characteristics and/or product needs. Approvals under this approach cover the expected level of aggregate exposure, the terms, risk acceptance criteria, operating systems, and reporting mechanisms. This is a cost-effective way of handling high-volume, small-dollar amount transactions. Credit Programs are reviewed annually, with approvals tiered on the basis of projected outstandings as well as the maturity and performance of the product.

      Citicorp's Credit Transaction approach focuses on the decision to extend credit to an individual customer or customer relationship. It starts with target market definition and risk acceptance criteria, and requires detailed customized financial analysis. Approval requirements for each decision are tiered based on the transaction amount, the customer's aggregate facilities, credit risk ratings, and the banking business serving the customer.

      Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These include over 500 of Citicorp's most experienced lenders and underwriters appointed by the Credit Policy Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry or functional specialists may be required. At certain higher levels of risk, Credit Policy Committee members as well as senior management review individual credit decisions.

      Within Salomon Smith Barney, the office of the Chief Credit Officer, through established credit policies and control procedures, assesses, approves, monitors, and coordinates the extension of credit. The office evaluates the risk/return trade-offs as well as current and potential credit exposures to a counterparty or to groups of counterparties that are related because of industry, geographic, or economic characteristics. At Phibro, the credit department determines the credit limits for counterparties in its commodities-related activities.

      Both Citicorp and Salomon Smith Barney manage their credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to customers, subject to the same credit approvals, limits, and monitoring procedures they use for other activities. The extension of credit in a derivative or foreign exchange contract is equivalent to the loss that could result if the counterparty were to default. The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citigroup's unrealized gain on the contract. In the aggregate, for all contracts, this represents a balance sheet exposure of $37.4 billion at December 31, 1998, which is reflected in Trading Account Assets. See Note 23 of Notes to Consolidated Financial Statements for additional details on the combined Citigroup exposures. A substantial portion of the total balance sheet exposure is to counterparties considered by Citigroup to be investment grade and under three years tenor. In managing the credit risk associated with derivative and foreign exchange contracts, the amount at risk is measured as the sum of the current replacement cost (the balance sheet credit exposure) plus the potential increase in the replacement cost over the remaining life of the instrument should market rates change. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates.

      In the course of its insurance activities, TAP reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect capital resources. TAP cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to TAP to the extent of the reinsurance ceded, TAP remains primarily liable as the direct insurer on all risks reinsured. TAP also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TIC and Primerica also reinsure a portion of their life insurance risks. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 14 of Notes to Consolidated Financial Statements.

The Market Risk Management Process

Market risk encompasses liquidity risk and price risk, both of which are fundamental to the business of a financial intermediary. Liquidity risk, which is discussed on pages 37-40, is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. These exposures arise in the normal course of business of a global financial intermediary.

      Citigroup's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. Management of this process begins with the professionals nearest to Citigroup's customers, products, and markets, and extends up to the senior executives who manage these businesses and to the country level. Market risk management is an evolutionary process that integrates changes in markets, products, and technologies into policies and practices. Periodic reviews are conducted by Audit and Risk Review to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

      Within Citicorp the Market Risk Policy Committee serves an oversight role in the management of all market risks in Citicorp. The committee is a group of Citicorp's most senior market risk professionals, chaired by the Corporate Treasurer, and establishes and oversees corporate market risk policies and standards to serve as a check and balance in the business risk management process. Market risk positions are controlled by limits on exposure based on the size and nature of a business. Risk limits are approved by the Finance and Capital Committee, which is composed of senior management including the Corporate Treasurer, and are overseen by the Market Risk Policy Committee.

      Similarly, Salomon Smith Barney's risk management control framework is based upon the ongoing participation of senior management, business unit managers, and the coordinated efforts of various support units throughout the firm. The Risk Management Committee, which is comprised of senior management, recommends the appropriate levels of risk, reviews risk capital allocations, balance sheet and regulatory capital usage by business units and recommends overall risk policies and controls. An independent Global Risk Management Group provides technical and quantitative analysis of the market risk to senior management and the Risk Management Committee. Salomon Smith Barney's trading businesses have implemented business unit limits on exposure to risk factors. These limits, which are intended to enforce the discipline of communicating and gaining approval for higher risk positions, are periodically reviewed by the Global Risk Management Group. Business units may not exceed risk limits without the approval of the appropriate member of the Risk Management Committee. Trading positions are necessary for an active market maker, but can be a major source of market liquidity risk. Monitoring the trading inventory levels and composition and oversight for pricing is the responsibility of the Global Risk Management Group and various support units, which monitor trading positions on a position by position basis, and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. Salomon Smith Barney also provides for market liquidity risk by imposing markdowns as the age of the inventory increases. Inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect event risk. In addition, Salomon Smith Barney, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department combines principal risk positions with credit risks resulting from market and delivery risk to review aggregate exposures by counterparty, industry and country.

      Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk (EAR) and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios and Value-at-Risk (VAR), stress and scenario analysis which are applied to the trading portfolios.

Non-Trading Portfolios

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located in Note 23 of Notes to Consolidated Financial Statements. Citigroup does not utilize instruments with leverage features in connection with its risk management activities.

      At Citicorp, Earnings-at-Risk measures the discounted pre-tax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded. As part of the annual planning process, limits are set for Earnings-at-Risk on a business, country and total Citicorp basis, with exposures reviewed on a regular basis by the Finance and Capital Committee in relation to limits and the current interest rate environment.

      Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1998, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 55 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of December 31, 1998, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one-to four-week defeasance period ranged from 18 to 1,098 basis points, depending on the currency.

      The following table illustrates that, as of December 31, 1998, a 55 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $148 million for 1999, and approximately $20 million for the total five-year period 1999-2003. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $93 million for 1999, and approximately $107 million for the five-year period 1999-2003.

Citicorp Earnings-at-Risk (impact on pre-tax earnings)

                                                         Assuming a U.S.                       Assuming a Non-U.S.
                                                     Dollar Rate Move of                       Dollar Rate Move of(1)
                                                     -------------------                       -------------------
                                                            Two Standard                              Two Standard
                                                              Deviations                                Deviations(2)
In Millions of                                       -------------------                       -------------------
Dollars at December 31, 1998               Increase             Decrease             Increase             Decrease
------------------------------------------------------------------------------------------------------------------
Overnight to three months                     $ (85)               $  87                $ (23)               $  23
Four to six months                              (34)                  38                  (30)                  30
Seven to twelve months                          (29)                  31                  (40)                  40
------------------------------------------------------------------------------------------------------------------
Total overnight
  to twelve months                             (148)                 156                  (93)                  93
------------------------------------------------------------------------------------------------------------------
Year two                                        (28)                  22                  (51)                  51
Year three                                       12                  (22)                  17                  (16)
Year four                                        54                  (64)                  22                  (21)
Year five                                       119                 (152)                  24                  (23)
Effect of discounting                           (29)                  39                  (26)                  26
------------------------------------------------------------------------------------------------------------------
Total                                         $ (20)               $ (21)               $(107)               $ 110
==================================================================================================================

(1) Primarily results from Earnings-at-Risk in Thai baht, Singapore dollar and Hong Kong dollar.

(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.

      The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and shows a relatively stable trend over the three-year period.

Citicorp Twelve Month Earnings-at-Risk
(impact on pre-tax earnings)

                                            U.S. Dollar         Non-U.S. Dollar
In Millions of                     --------------------    --------------------
Dollars at December 31,            1998    1997    1996    1998    1997    1996
-------------------------------------------------------------------------------
Assuming a
  two standard
  deviation rate
Increase                          $(148)  $(180)  $(165)  $ (93)  $ (25)  $ (22)
Decrease                            156     211     191      93      25      17
-------------------------------------------------------------------------------

      The tables above illustrate that Citicorp's pre-tax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease.

      Receive-fixed interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

Citicorp Twelve Month Earnings-at-Risk
(excluding effect of derivatives)

                                            U.S. Dollar         Non-U.S. Dollar
In Millions of                     --------------------    --------------------
Dollars at December 31,            1998    1997    1996    1998    1997    1996
-------------------------------------------------------------------------------
Assuming a
  two standard
  deviation rate
Increase                 $ 10      $ 64      $ 80      $(94)     $(26)     $(22)
Decrease                   (3)      (44)      (70)       94        27        17
-------------------------------------------------------------------------------

      During 1998, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $65 million to $173 million in the aggregate at each month end, compared with a range from $142 million to $209 million during 1997 and a range from $116 million to $204 million during 1996. The relatively lower U.S. dollar Earnings-at-Risk experienced during 1998 was primarily due to the reduction in the level of receive fixed swaps, offset slightly by the acquisition of UCS. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $53 million to $98 million in the aggregate at each month end during 1998, compared with a range from $15 million to $33 million during 1997 and a range from $17 million to $28 million during 1996. The higher non-U.S. dollar Earnings-at-Risk experienced during 1998 primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

      The table above also illustrates that Citicorp's risk profile in the one- to two-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found in Note 23 of Notes to Consolidated Financial Statements.

      The table below reflects the estimated decrease in the fair value of financial instruments held in non-trading portfolios outside Citicorp, that would result from a 100 basis point increase in interest rates (including the effect of derivatives) at December 31:

In Millions of Dollars                                                      1998
--------------------------------------------------------------------------------
Assets
Investments                                                               $2,841
Net consumer finance receivables                                             256
--------------------------------------------------------------------------------
Liabilities
Long-term debt                                                            $  497
Contractholder funds                                                         415
Redeemable securities of subsidiary trusts                                   127
================================================================================

      A significant portion of the liabilities, e.g. insurance policy and claims reserves, are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citicorp non-trading portfolios or the Value-at-Risk used for the trading portfolios, described below. Changes in value representing unrealized gains or losses on these non-trading financial instruments are not reflected in earnings.

Trading Portfolios

The price risk of trading activities is primarily measured using the Value-at-Risk method, which estimates, at a 99% confidence level, the potential pretax loss in market value that could occur over a one day holding period. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. The volatility and correlation assumptions used in the Value-at-Risk computations are based on historical experience. The

Value-at-Risk method is not a predictor of future results or worst-case scenarios, but rather a statistical estimate of potential risk.

      The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $15 million at December 31, 1998. Daily exposures at Citicorp averaged $18 million in 1998 and ranged from $14 million to $22 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $71 million at December 31, 1998. Quarterly exposures at Salomon Smith Barney averaged $70 million in 1998 and ranged from $66 million to $73 million.

      The following table summarizes Citigroup's Value-at-Risk in its trading portfolio as of December 31, 1998 and 1997 along with the 1998 average.

                                            Citicorp              Salomon Smith Barney
                       ------------------------------   ------------------------------
                       Dec. 31,       1998   Dec. 31,   Dec. 31,       1998   Dec. 31,
In Millions of Dollars     1998    Average       1997       1998    Average       1997(1)
--------------------------------------------------------------------------------------
Interest rate              $ 13       $ 16       $ 23       $ 75       $ 67       $ 57
Foreign exchange              7          8          8          3         17         12
Equity                        5          7          8         15          9         11
All other (primarily
  commodity)                  1          1         --         11         11         11
Covariance adjustment       (11)       (14)       (14)       (33)       (34)       (30)
--------------------------------------------------------------------------------------
Total                      $ 15       $ 18       $ 25       $ 71       $ 70       $ 61
======================================================================================

(1) In 1998, Salomon Smith Barney adopted the use of a 99% confidence level rather than the previously used 95% confidence level, primarily for consistency with capital guidelines issued by the Federal Reserve Board and other U.S. Banking regulators. The amounts in the table above provide the restated VAR at the 99% confidence level.

      The table below provides the distribution of Value-at-Risk during 1998.

                                           Citicorp    Salomon Smith Barney
                                     --------------    --------------------
In Millions of Dollars               High       Low          High       Low
---------------------------------------------------------------------------
Interest rate                          25        10            75        62
Foreign exchange                       16         3            26         3
Equity                                 13         4            15         5
All other (primarily commodity)         5         1            12         9
===========================================================================

      In addition to Value-at-Risk, stress and scenario analysis are also applied to the trading portfolios.

      Stress analysis is performed by repricing inventory positions for specified upward and downward moves in risk factors, and computing the revenue implications of these repricings. Stress analysis is a useful tool for identifying exposures that appear to be relatively small in the current environment but grow more than proportionately with changes in risk factors. Such risk is typical of a number of derivative instruments, including options sold, many mortgage derivatives and a number of structured products. Stress analysis provides for the measurement of the potential impact of extremely large moves in risk factors, which, though infrequent, can be expected to occur from time to time.

      Scenario analysis is a tool that generates forward-looking "what-if" simulations for specified changes in market factors. For example, the scenario analysis simulates the impact of significant changes in domestic and foreign interest rates. The revenue implications of the specified scenario are quantified on a business unit and geographic basis.

Management of Cross-Border Risk at Citigroup

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds.

      Citigroup manages cross-border risk as part of the Windows on Risk process described on page 32. Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. The Country Corporate Officer is required to prepare an annual country risk review that is subject to approval by senior management and the Windows on Risk Committee depending on the size of the country limit, and may also be updated periodically on an as needed basis. Cross-border limits are also established in the aggregate for certain products that meet risk acceptance criteria.

      The table on page 37 presents Citigroup's cross-border outstandings and commitments at year-end 1998 and 1997 on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

      Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits at interest with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products. Adjustments have been made to assign externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

      Investments in and funding of local franchises represents the excess of local country assets over local country liabilities, as defined by the FFIEC. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citigroup domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citigroup domiciled in the country for which no cross-border guarantee is issued by Citigroup offices outside the country.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with outstandings greater than 0.75% of Citigroup assets at December 31, 1998 and 1997 include:

                                                                                              1998
--------------------------------------------------------------------------------------------------
                                                                                       Investments
                                                                 Trading and Short-         in and
                         Cross-Border Claims on Third Parties           Term Claims(1)     Funding
In Billions of Dollars   ------------------------------------    ------------------       of Local
at Year-End             Banks     Public    Private     Total        SSB   Citicorp     Franchises
--------------------------------------------------------------------------------------------------
Germany                 $ 4.8      $10.1      $ 2.2     $17.1      $12.0      $ 4.7          $ 0.3
United Kingdom            2.8        0.1        5.0       7.9        1.4        3.5             --
Italy                     1.2        6.3        0.6       8.1        5.9        2.1            0.6
France                    2.7        3.1        2.6       8.4        4.0        4.0            0.3
Japan                     1.3        9.8        1.8      12.9       11.0        1.4             --
Mexico                    0.1        4.0        1.2       5.3        2.1        1.3            0.6
Brazil                    0.4        1.4        1.7       3.5        0.8        1.3            1.0
Spain                     0.5        1.1        0.6       2.2        1.6        0.5            1.6
Sweden                    1.0        1.6        1.0       3.6        2.1        1.1            0.1
==================================================================================================


                                                       1998                                     1997
-----------------------------------------------------------       ----------------------------------
                                  Total                                      Total
In Billions of Dollars     Cross-Border                               Cross-Border
at Year-End                Outstandings         Commitments(2)        Outstandings       Commitments(2)
----------------------------------------------------------------------------------------------------
Germany                           $17.4(3)             $1.4                  $15.1(3)          $ 1.7
United Kingdom                      7.9(3)              8.9                    6.5(4)            7.8
Italy                               8.7(3)              0.3                   15.9(3)            0.5
France                              8.7(3)              1.1                    9.5(3)            0.6
Japan                              12.9(3)              0.1                   12.7(3)            1.1
Mexico                              5.9(4)              0.2                    6.4(4)            0.6
Brazil                              4.5                 0.1                    7.3(3)            0.1
Spain                               3.8                 0.4                    6.0(4)            0.4
Sweden                              3.7                 0.9                    5.9(4)            0.7
====================================================================================================

(1) Included in total cross-border claims on third parties. SSB refers to Salomon Smith Barney.

(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

(3) Total cross-border outstandings were in excess of 1.0% of Citigroup's total assets at the end of the respective period.

(4) Total cross-border outstandings were between 0.75% and 1.0% of Citigroup's total assets at the end of the respective period.

      Trading and short-term claims (included in total cross-border claims on third parties) include cross-border debt and equity securities in the trading account, resale agreements, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year. Under resale agreements, the counterparty has the legal obligation for repayment; however, for purposes of the above table, resale agreements are reported based on the domicile of the issuer of the securities that are held as collateral, as required by FFIEC guidelines. A substantial portion of resale agreements are with investment grade counterparties in the G-7 countries (Canada, France, Germany, Italy, Japan, United Kingdom, and the United States).

LIQUIDITY AND CAPITAL RESOURCES

Citigroup services its obligations primarily with dividends and advances that it receives from subsidiaries. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Citigroup believes it will have sufficient funds to meet current and future commitments. Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization and ratings.

      Citigroup, Citicorp, Commercial Credit Company (CCC), TAP and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citicorp and Citigroup, both of which are bank holding companies, maintain combined liquidity reserves of cash and securities (at Citicorp) and unused bank lines of credit (at Citigroup) at least equal to their combined outstanding commercial paper. CCC, TAP, and TIC each maintains unused credit availability under their bank lines of credit at least equal to the amount of its outstanding commercial paper.

      Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate or bids submitted by the banks. Each company pays its banks commitment fees for its lines of credit.

      Citicorp and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities would be secured in accordance with Section 23A of the Federal Reserve Act.

Citigroup

Citigroup, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At December 31, 1998, all of the facility was allocated to Citigroup. Under this facility Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $27.2 billion at December 31, 1998. Citigroup and CCC also have $450 million in 364-day facilities of which $200 million expires in August 1999 and $250 million expires in March 1999 and may be allocated to either of Citigroup or CCC. At December 31, 1998 all $450 million was allocated to Citigroup. At December 31, 1998 there were no borrowings outstanding under either of these facilities.

      Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the FRB. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citigroup Ratios

At Year-End                                              1998              1997
-------------------------------------------------------------------------------
Tier 1 capital                                           8.68%             8.37%
Total capital (Tier 1 and Tier 2)                       11.43             11.07
Leverage(1)                                              6.03              5.64
Common stockholders' equity                              6.04              5.52
===============================================================================

(1)   Tier 1 capital divided by adjusted average assets.

      Citigroup maintained a strong capital position during 1998. Total capital (Tier 1 and Tier 2) amounted to $55.0 billion at December 31, 1998, representing 11.43% of net risk-adjusted assets. This compares to $52.3 billion and 11.07% at December 31, 1997. Tier 1 capital of $41.8 billion at December 31, 1998 represented 8.68% of net risk-adjusted assets, compared to $39.5 billion and 8.37% at December 31, 1997. Citigroup's leverage ratio was 6.03% at December 31, 1998 compared to 5.64% at December 31, 1997.

Components of Capital Under Regulatory Guidelines

In Millions of Dollars at Year-End                         1998            1997
-------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                           $  40,395       $  38,498
Perpetual preferred stock                                 2,313           3,353
Mandatorily redeemable securities of
  subsidiary trusts                                       4,320           2,995
Minority interest(1)                                      1,602           1,395
Less: Net unrealized gains on securities
  available for sale(2)                                  (1,359)         (1,692)
Intangible assets:
    Goodwill                                             (3,764)         (3,697)
    Other intangible assets                              (1,620)         (1,202)
50% investment in certain subsidiaries(3)                  (110)           (129)
-------------------------------------------------------------------------------
Total Tier 1 capital                                  $  41,777       $  39,521
-------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses(4)                        $   6,024       $   5,910
Qualifying debt(5)                                        7,296           6,977
Unrealized marketable equity securities gains(2)             21              --
Less: 50% investment in certain subsidiaries(3)            (110)           (129)
-------------------------------------------------------------------------------
Total Tier 2 capital                                     13,231          12,758
-------------------------------------------------------------------------------
Total capital (Tier 1 and Tier 2)                     $  55,008       $  52,279
===============================================================================
Net risk-adjusted assets(6)                           $ 481,208       $ 472,095
===============================================================================

(1)   Primarily related to Travelers Property Casualty Corp.

(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. During 1998, the federal bank regulatory agencies amended their risk-based capital guidelines to permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.

(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.

(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $37.3 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 1998, compared with $35.2 billion as of December 31, 1997. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

      Common stockholders' equity increased a net $1.9 billion during the year to $40.4 billion at December 31, 1998, representing 6.04% of assets, compared to $38.5 billion and 5.52% at year-end 1997. The increase in common stockholders' equity during the year principally reflected net income of $5.8 billion, and $1.3 billion related to the issuance of shares pursuant to employee benefit plans, conversion of redeemable preferred stock, and the exercise of warrants, partially offset by treasury stock acquired of $3.1 billion and dividends declared on common and preferred stock of $1.8 billion. The increase in the common stockholders' equity ratio during the year reflected the above items as well as the decrease in total assets.

      During 1998, preferred stock redemptions included 7.5% Noncumulative Preferred Stock, Series 17 for $350 million, 8% Noncumulative Preferred Stock, Series 16 for $325 million, Adjustable Rate Preferred Stock, Second and Third Series for $303 million, and Graduated Rate Cumulative Preferred Stock, Series 8A for $62 million. In February 1999, Citigroup redeemed the $200 million Series J Preferred Stock.

      The $4,320 million of mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 1998 qualify as Tier 1 capital. The amount outstanding at year-end includes $1,700 million of parent-obligated securities and $2,620 million of subsidiary-obligated securities. The increase in trust securities outstanding during 1998 of $1,325 million includes $700 million of Citigroup (parent company)-obligated securities, $400 million of Salomon Smith Barney Holdings Inc.-obligated securities, and $225 million of Citicorp-obligated securities.

      Effective January 1, 1998, Citigroup adopted the U.S. bank regulatory agencies amendment to their risk-based capital guidelines to incorporate market risk in the measurement of net risk-adjusted assets. Market risk-equivalent assets included in net risk-adjusted assets amounted to $51.5 billion at December 31, 1998.

      Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1998, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

      From time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

Citicorp

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Market Risk Policy Committee upon the recommendation of line management and Regional Treasurers.

      The in-country forum for liquidity issues is the Asset/Liability Management Committee (ALCO), which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer.

      Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Market Risk Policy Committee. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets.

      Regional Treasurers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

      Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

      A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 66% and 64% of total funding at December 31, 1998 and 1997, respectively, are broadly diversified by both geography and customer segments.

      Stockholder's equity, which grew $1.5 billion during the year to $22.6 billion at year-end 1998, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 1998 was $19.6 billion, compared with $19.0 billion at year-end 1997. Asset securitization programs remain an important source of liquidity. Loans securitized during 1998 included $17.5 billion of U.S. credit cards, $9.1 billion of U.S. consumer mortgages, and $0.3 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1998, the scheduled amortization of certain credit card securitization transactions made available $7.8 billion of new receivables. In addition, $3.8 billion of credit card securitization transactions are scheduled to amortize during 1999.

      Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citicorp's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

      Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 1999, without regulatory approval, of approximately $3.0 billion, adjusted by the effect of their net income (loss) for 1999 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $2.5 billion of the available $3.0 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

      Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

      Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the FRB.

Citicorp Ratios

At Year-End                                              1998              1997
-------------------------------------------------------------------------------
Tier 1 capital                                           8.44%             8.27%
Total capital (Tier 1 and Tier 2)                       12.38             12.25
Leverage(1)                                              6.68              6.95
Common stockholder's equity                              6.57              6.15
===============================================================================

(1)   Tier 1 capital divided by adjusted average assets.

      Citicorp maintained a strong capital position during 1998. Total capital (Tier 1 and Tier 2) amounted to $33.9 billion at December 31, 1998, representing 12.38% of net risk-adjusted assets. This compares with $31.0 billion and 12.25% at December 31, 1997. Tier 1 capital of $23.1 billion at year-end 1998 represented 8.44% of net risk-adjusted assets, compared with $20.9 billion and 8.27% at year-end 1997. The Tier 1 capital ratio at year-end 1998 exceeded Citicorp's target range of 8.00% to 8.30%.

Commercial Credit Company

At December 31, 1998, CCC, in addition to the bi-lateral agreements with Citigroup, also had a committed and available revolving credit facility on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five-year facilities which expire in 2002 and $1.350 billion in a 364-day facility that expires in July 1999. At December 31, 1998, there were no borrowings outstanding under these facilities.

      CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to Citigroup or its affiliated companies. At December 31, 1998, CCC would have been able to remit $819 million under its most restrictive covenants.

Travelers Property Casualty Corp.

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 1998, this requirement was exceeded by approximately $4.2 billion. At December 31, 1998, there were no borrowings outstanding under this facility.

      TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1 billion in 1999 without prior approval of the Connecticut Insurance Department.

Salomon Smith Barney Holdings Inc.

Salomon Smith Barney's total assets were $212 billion at December 31, 1998, down from $277 billion at year-end 1997. Due to the nature of Salomon Smith Barney's trading activities, including its matched book activities, it is not uncommon for asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). Salomon Smith Barney's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

      Salomon Smith Barney funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and TruPS-Registered Trademark-. Secured short-term financing, including repurchase agreements and secured loans, is Salomon Smith Barney's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans.

      At December 31, 1998 Salomon Smith Barney had a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion, 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1998, this requirement was exceeded by approximately $2.8 billion. At December 31, 1998, there were no borrowings outstanding under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

      Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $19.1 billion at December 31, 1998 and 1997. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of Salomon Smith Barney's long-term debt was 4.0 years at December 31, 1998 and 3.7 years at December 31, 1997. See
Note 12 of Notes to the Consolidated Financial Statements for additional information regarding debt and an analysis of the impact of interest rate swaps on debt.

      Salomon Smith Barney's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of borrowings generally fluctuates in response to changes in the level of financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding and securities borrowed transactions. As Salomon Smith Barney's activities increase, borrowings generally increase to fund the additional activities. Availability of financing can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. Salomon Smith Barney seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

      Salomon Smith Barney monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, Salomon Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that access to unsecured financing was temporarily impaired. Salomon Smith Barney's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis that is utilized to determine the ability to withstand varying levels of stress, which could impact Salomon Smith Barney's liquidation horizons and required margins. In addition, Salomon Smith Barney monitors its leverage and capital ratios on a daily basis.

The Travelers Insurance Company

At December 31, 1998, TIC had $25.7 billion of life and annuity product deposit funds and reserves. Of that total, $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $11.9 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.4 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.1 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.4 billion of liabilities are surrenderable without charge. More than 14.2% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

      Scheduled maturities of guaranteed investment contracts (GICs) in 1999, 2000, 2001, 2002 and 2003 are $2.61 billion, $463.4 million, $491.9 million,
$341.7 million and $188.1 million, respectively. At December 31, 1998, the interest rates credited on GICs had a weighted average rate of 6.20%.

      TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $504 million of statutory surplus is available in 1999 for such dividends without Department approval.

Insurance Industry -- Risk Based Capital

The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1998 and 1997, all of the Company's life and property & casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

REPORT OF MANAGEMENT

The management of Citigroup is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this annual report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. Where amounts must be based on estimates and judgments, they represent the best estimates and judgments of management. The financial information appearing throughout this annual report is consistent with that in the financial statements.

      The management of Citigroup is also responsible for maintaining effective internal control over financial reporting. Management establishes an environment that fosters strong controls and it designs business processes to identify and respond to risk. Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with its authorization, assets are safeguarded, and financial records are reliable. And management takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control.

      Citigroup's accounting policies and internal control are under the general oversight of the Board of Directors, acting through the Audit Committee of the Board. The committee is composed entirely of directors who are not officers or employees of Citigroup. The Committee reviews reports by internal audit covering its extensive program of audits and business risk reviews worldwide. In addition, KPMG LLP, independent auditors, are engaged to audit Citigroup's financial statements.

      KPMG LLP obtains and maintains an understanding of Citigroup's internal control and procedures for financial reporting and conducts such tests and other auditing procedures as it considers necessary in the circumstances to express the opinion in its report that follows. KPMG LLP has free access to the Audit Committee, with no members of management present, to discuss its audit and its findings as to the integrity of Citigroup's financial reporting and the effectiveness of internal control.

      Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 1998.


/s/ John S. Reed                      /s/ Sanford I. Weill

John S. Reed                          Sanford I. Weill
Chairman and Co-Chief                 Chairman and Co-Chief
Executive Officer                     Executive Officer


/s/ Heidi G. Miller

Heidi G. Miller
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

[GRAPHIC OMITTED]

The Board of Directors and Stockholders
Citigroup Inc.

We have audited the accompanying consolidated statement of financial position of Citigroup Inc. (formerly Travelers Group Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the separate consolidated statements of income, changes in stockholders' equity and cash flows of Salomon Inc and subsidiaries for the year ended December 31, 1996, which consolidated statements reflect total revenues of $9,046 million for the year ended December 31, 1996. Those consolidated financial statements, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Salomon Inc and subsidiaries for such period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
January 25, 1999

CONSOLIDATED FINANCIAL STATEMENTS

                                                 Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

                                                                                               Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------
In Millions, Except Per Share Amounts                                                       1998       1997       1996
----------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                                           $ 22,543   $ 20,765   $ 20,090
Other interest and dividends                                                              23,696     21,336     17,708
Insurance premiums                                                                         9,850      8,995      7,633
Commissions and fees                                                                      11,589     10,936     10,106
Principal transactions                                                                     1,780      4,231      4,528
Asset management and administration fees                                                   2,292      1,715      1,390
Realized gains from sales of investments                                                     840        995        276
Other income                                                                               3,841      3,333      3,370
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                                            76,431     72,306     65,101
Interest expense                                                                          27,495     24,524     21,336
----------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                   48,936     47,782     43,765
----------------------------------------------------------------------------------------------------------------------
Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                                           8,365      7,714      7,366
Provision for credit losses                                                                2,751      2,197      2,200
----------------------------------------------------------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses                                  11,116      9,911      9,566
----------------------------------------------------------------------------------------------------------------------
Operating expenses
Non-insurance compensation and benefits                                                   13,336     12,942     12,028
Insurance underwriting, acquisition, and operating                                         3,274      3,236      3,013
Restructuring charges and merger-related costs                                               795      1,718         --
Other operating                                                                           11,146      9,225      8,434
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  28,551     27,121     23,475
----------------------------------------------------------------------------------------------------------------------
Gain on sale of stock by subsidiary                                                           --         --        363
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and minority interest                9,269     10,750     11,087
Provision for income taxes                                                                 3,234      3,833      3,967
Minority interest, net of income taxes                                                       228        212         47
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                          5,807      6,705      7,073
----------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes
Loss from operations net of tax benefit of $(48)                                              --         --        (75)
Loss on disposition net of tax benefit of $(198)                                              --         --       (259)
----------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                             --         --       (334)
----------------------------------------------------------------------------------------------------------------------
Net income                                                                              $  5,807   $  6,705   $  6,739
======================================================================================================================
Basic earnings per share
Income from continuing operations                                                       $   2.49   $   2.86   $   2.97
Discontinued operations                                                                       --         --      (0.14)
----------------------------------------------------------------------------------------------------------------------
Net income                                                                              $   2.49   $   2.86   $   2.83
======================================================================================================================
Weighted average common shares outstanding                                               2,242.4    2,247.9    2,271.6
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
Income from continuing operations                                                       $   2.43   $   2.74   $   2.84
Discontinued operations                                                                       --         --      (0.13)
----------------------------------------------------------------------------------------------------------------------
Net income                                                                              $   2.43   $   2.74   $   2.71
======================================================================================================================
Adjusted weighted average common shares outstanding                                      2,315.2    2,357.7    2,393.9
======================================================================================================================

See Notes to Consolidated Financial Statements

                                                 Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                             December 31,
-------------------------------------------------------------------------------------------------------------------------
In Millions of Dollars                                                                                  1998         1997
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated
  cash and other deposits)                                                                         $  13,837    $  12,618
Deposits at interest with banks                                                                       11,643       13,049
Investments                                                                                          103,672       91,633
Federal funds sold and securities borrowed or
  purchased under agreements to resell                                                                94,831      119,967
Brokerage receivables                                                                                 21,413       15,627
Trading account assets                                                                               119,845      180,088
Loans, net
  Consumer                                                                                           132,255      119,490
  Commercial                                                                                          89,703       79,116
-------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                        221,958      198,606
  Allowance for credit losses                                                                         (6,617)      (6,137)
-------------------------------------------------------------------------------------------------------------------------
Total loans, net                                                                                     215,341      192,469
Reinsurance recoverables                                                                               9,492        9,579
Separate and variable accounts                                                                        15,820       11,319
Other assets                                                                                          62,747       51,035
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 668,641    $ 697,384
=========================================================================================================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                      $  17,058    $  16,901
Interest-bearing deposits in U.S. offices                                                             44,169       40,361
Non-interest-bearing deposits in offices outside the U.S.                                             10,856        9,627
Interest-bearing deposits in offices outside the U.S.                                                156,566      132,232
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                       228,649      199,121
Federal funds purchased and securities loaned or sold
  under agreements to repurchase                                                                      81,025      132,103
Brokerage payables                                                                                    21,055       12,763
Trading account liabilities                                                                           94,584      127,152
Contractholder funds and separate and variable accounts                                               33,037       26,157
Insurance policy and claims reserves                                                                  43,990       43,782
Investment banking and brokerage borrowings                                                           14,040       11,464
Short-term borrowings                                                                                 16,112       14,028
Long-term debt                                                                                        48,671       47,387
Other                                                                                                 40,310       38,301
Citigroup or subsidiary obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated debt securities of -- Parent                    1,700        1,000
                                                                          -- Subsidiary                2,620        1,995
Redeemable preferred stock -- Series I                                                                   140          280
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value       2,313        3,353
Common stock ($.01 par value; authorized shares: 6.0 billion),
  issued shares: 1998 -- 2,402,070,912 shares and 1997 -- 2,512,680,182 shares                           24           25
Additional paid-in capital                                                                             8,905       12,471
Retained earnings                                                                                     35,971       32,002
Treasury stock, at cost: 1998 -- 144,095,466 shares and 1997 -- 232,757,097 shares                    (4,789)      (6,595)
Accumulated other changes in equity from nonowner sources                                                781        1,057
Unearned compensation                                                                                   (497)        (462)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            42,708       41,851
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $ 668,641    $ 697,384
=========================================================================================================================

See Notes to Consolidated Financial Statements

                                                 Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                                                  Amounts
---------------------------------------------------------------------------------------------------------
In Millions of Dollars Except Shares in Thousands                        1998          1997          1996
---------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of year                                         $    3,353    $    3,203    $    4,183
Issuance of preferred stock                                                --         1,000           250
Redemption or retirement of preferred stock                            (1,040)         (850)         (112)
Conversion of preferred stock to common stock                              --            --        (1,118)
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                    2,313         3,353         3,203
---------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of year                                             12,496        14,940        13,418
Conversion of preferred stock to common stock                             293           140           855
Exercise of common stock warrants                                         131            14            --
Employee benefit plans                                                    531           756           696
Retirement of treasury stock                                           (4,497)       (3,347)           --
Other                                                                     (25)           (7)          (29)
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                    8,929        12,496        14,940
---------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                                             32,002        26,989        22,443
Net income                                                              5,807         6,705         6,739
Common dividends                                                       (1,622)       (1,409)       (1,205)
Preferred dividends                                                      (216)         (283)         (325)
Adjustment for treasury shares issued on conversion
  of convertible preferred stock                                           --            --          (663)
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                   35,971        32,002        26,989
---------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of year                                             (6,595)       (7,073)       (5,008)
Issuance of shares pursuant to employee benefit
  plans and other                                                         408           578           586
Treasury stock acquired                                                (3,085)       (3,447)       (3,717)
Retirement of treasury stock                                            4,497         3,347            --
Issuance of shares on conversion of preferred stock                        --            --         1,066
Other                                                                     (14)           --            --
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                   (4,789)       (6,595)       (7,073)
---------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year                                              1,057           662           348
Net change in unrealized gains and losses on investment
  securities, net of tax                                                 (333)          547           257
Foreign currency translations adjustment, net of tax                       57          (152)          (57)
Adjustment for minimum pension liability, net of tax                       --            --           114
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                      781         1,057           662
---------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of year                                               (462)         (305)         (201)
Net issuance of restricted stock                                         (420)         (467)         (314)
Restricted stock amortization                                             385           310           210
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                     (497)         (462)         (305)
---------------------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding        40,395        38,498        35,213
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                         $   42,708    $   41,851    $   38,416
=========================================================================================================
Summary of changes in equity from nonowner sources
Net income                                                         $    5,807    $    6,705    $    6,739
Other changes in equity from nonowner sources, net of tax                (276)          395           314
---------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                      $    5,531    $    7,100    $    7,053
=========================================================================================================

                                                                                  Year Ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                                                   Shares
------------------------------------------------------------------  -------------------------------------
In Millions of Dollars Except Shares in Thousands                        1998          1997          1996
---------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of year                                             14,831        20,231        22,465
Issuance of preferred stock                                                --         4,000           500
Redemption or retirement of preferred stock                            (6,356)       (9,400)         (225)
Conversion of preferred stock to common stock                              --            --        (2,509)
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                    8,475        14,831        20,231
---------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of year                                          2,512,680     2,663,141     2,534,255
Conversion of preferred stock to common stock                          13,187         6,245       108,636
Exercise of common stock warrants                                      10,130         1,113            --
Employee benefit plans                                                     22            --        20,240
Retirement of treasury stock                                         (133,925)     (157,836)           --
Other                                                                     (23)           17            10
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                2,402,071     2,512,680     2,663,141
---------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year
Net income
Common dividends
Preferred dividends
Adjustment for treasury shares issued on conversion
  of convertible preferred stock
------------------------------------------------------------------
Balance, end of year
------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of year                                           (232,757)     (364,077)     (337,106)
Issuance of shares pursuant to employee benefit
  plans and other                                                      18,031        50,023        36,345
Treasury stock acquired                                               (62,831)      (76,539)     (118,509)
Retirement of treasury stock                                          133,925       157,836            --
Issuance of shares on conversion of preferred stock                        --            --        55,193
Other                                                                    (464)           --            --
---------------------------------------------------------------------------------------------------------
Balance, end of year                                                 (144,096)     (232,757)     (364,077)
---------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year
Net change in unrealized gains and losses on investment
  securities, net of tax
Foreign currency translations adjustment, net of tax
Adjustment for minimum pension liability, net of tax
------------------------------------------------------------------
Balance, end of year
------------------------------------------------------------------
Unearned compensation
Balance, beginning of year
Net issuance of restricted stock
Restricted stock amortization
---------------------------------------------------------------------------------------------------------
Balance, end of year
---------------------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding     2,257,975     2,279,923     2,299,064
---------------------------------------------------------------------------------------------------------
Total stockholders' equity
=========================================================================================================
Summary of changes in equity from nonowner sources
Net income
Other changes in equity from nonowner sources, net of tax
---------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources
=========================================================================================================

See Notes to Consolidated Financial Statements.

                                                 Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                            Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
In Millions of Dollars                                                                       1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations                                                       $   5,807        $   6,705        $   7,073
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
  Amortization of deferred policy acquisition costs
   and value of insurance in force                                                          1,509            1,424            1,192
  Additions to deferred policy acquisition costs                                           (1,784)          (1,685)          (1,388)
  Depreciation and amortization                                                             1,470            1,218            1,182
  Deferred tax provision (benefit)                                                           (194)          (1,430)             475
  Provision for credit losses                                                               2,751            2,197            2,200
  Change in trading account assets                                                         60,243          (22,730)          (3,458)
  Change in trading account liabilities                                                   (32,568)          13,008           33,521
  Change in Federal funds sold and securities purchased under
    agreements to resell                                                                   25,136          (10,849)         (15,979)
  Change in Federal funds purchased and securities
    sold under agreements to repurchase                                                   (51,078)          18,536           (7,807)
  Change in brokerage receivables net of brokerage payables                                 2,506           (1,291)          (3,418)
  Change in insurance policy and claims reserves                                              208              381             (309)
  Net gain on sale of securities                                                             (840)            (995)            (276)
  Venture capital activity                                                                   (698)            (475)            (270)
  Restructuring charges and merger-related costs                                              795            1,718               --
  Other, net                                                                               (8,418)           2,649           (2,343)
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                            (962)           1,676            3,322
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   4,845            8,381           10,395
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                   1,406           (1,401)          (2,620)
Change in loans                                                                          (165,237)        (117,921)        (120,776)
Proceeds from sales of loans and credit card receivables                                  146,477          104,119          109,821
Purchases of investments                                                                  (88,229)         (78,594)         (68,989)
Proceeds from sales of investments                                                         45,717           46,927           39,873
Proceeds from maturities of investments                                                    33,819           23,026           20,248
Other investments, primarily short-term, net                                                 (427)            (501)            (325)
Capital expenditures on premises and equipment                                             (1,805)          (1,533)          (1,596)
Proceeds from sales of premises and equipment, subsidiaries and
  affiliates, and other real estate owned                                                     764            1,164            1,723
Business acquisitions                                                                      (3,890)          (1,618)          (4,160)
Other, net                                                                                   (214)            (514)             267
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (31,619)         (26,846)         (26,534)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                             (1,846)          (1,692)          (1,530)
Issuance of common stock                                                                      418              434              537
Subsidiary's sale of Class A common stock                                                      --               --            1,453
Issuance of preferred stock                                                                    --            1,000              250
Issuance of mandatorily redeemable securities of subsidiary trusts                          1,325              450            2,545
Redemption of preferred stock                                                              (1,040)            (850)            (112)
Treasury stock acquired                                                                    (3,085)          (3,447)          (3,711)
Stock tendered for payment of withholding taxes                                              (520)            (384)            (201)
Issuance of long-term debt                                                                 14,295           15,333           11,975
Payments and redemptions of long-term debt                                                (12,307)         (10,713)          (9,127)
Change in deposits                                                                         29,528           14,166           17,824
Change in short-term borrowings including investment
  banking and brokerage borrowings                                                           (304)           6,636           (1,452)
Contractholder fund deposits                                                                4,422            3,544            2,493
Contractholder fund withdrawals                                                            (2,579)          (2,757)          (3,262)
Other, net                                                                                   (345)            (114)            (422)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  27,962           21,606           17,260
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                   31             (688)            (170)
-----------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                         1,219            2,453              951
Cash and cash equivalents at beginning of period                                           12,618           10,165            9,214
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  13,837        $  12,618        $  10,165
===================================================================================================================================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                            $   2,860        $   3,917        $   3,441
Cash paid during the period for interest                                                   26,292           23,016           20,286
Non-cash investing activities -- Transfers from loans
  to other real estate owned                                                                  265              336              632
===================================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Citigroup Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Citigroup Inc. and its subsidiaries (the Company). Twenty percent to 50%-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income. Minority interest principally represents the interest in Travelers Property Casualty Corp. (TAP) not held by the Company. The Company recognizes a gain or loss in the statement of income when a subsidiary issues its own stock at a price higher or lower than the Company's proportionate carrying amount.

Foreign currency translation. Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholders' equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income along with related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

Risks and uncertainties. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents include cash on hand and due from banks, cash segregated under federal and brokerage regulations, cash deposited with clearing organizations and short-term highly liquid investments with maturities of three months or less when purchased, other than those held for sale in the ordinary course of business. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

Investments include fixed maturity and equity securities. Fixed maturities includes bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities classified as "available for sale" and marketable equity securities are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

      Citigroup's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects.

Securities borrowed and securities loaned are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company receives cash collateral in an amount in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained as necessary.

Repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

Trading account assets and liabilities include securities, commodities and derivatives and are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. Obligations to deliver securities sold but not yet purchased are also valued at market and included in trading account liabilities. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

      Commodities include physical quantities of commodities involving future settlement or delivery and related gains or losses are reported as "Principal transactions."

      Derivatives used for trading purposes include interest rate, currency, equity, and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as Trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as Trading account liabilities. The recognition of unrealized gains on these contracts is subject to management's assessment as to collectibility. At the inception of certain derivative and foreign exchange contracts the Company defers an appropriate portion of the initial fair value attributable to ongoing costs, and amortizes this amount into revenue over the life of the contract. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

Commissions, underwriting and principal transaction revenues and related expenses are recognized in income on a trade date basis. Customer security transactions are recorded on a settlement date basis.

Consumer loans includes loans managed by the Global Consumer business. Consumer loans are generally written off not later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

Commercial loans represent loans managed by the Global Corporate and Investment Bank business. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Lease financing transactions. Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method which substantially results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

Loans held for sale. Credit card receivables and consumer mortgage loans originated for sale are classified as loans held for sale, which are accounted for at the lower of aggregate cost or fair value in Other assets with net credit losses charged to other income.

Allowance for credit losses. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available for sale.

      The amount of the provision is determined based on management's assessment of historical and expected net credit losses, business and economic conditions, the character, quality and performance of the portfolios, and other pertinent indicators. This evaluation encompasses all activities involving the extension of credit and also includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's character, overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Impairment of larger-balance, non-homogenous loans is measured by comparing the net carrying amount of the loan to the present value of the expected future cash flows discounted at the loan's effective rate, the secondary market value of the loan, or the fair value of the collateral for collateral-dependent loans. A valuation allowance is established if necessary within the portion of the allowance deducted from loans. The evaluation of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, are collectively evaluated for impairment based upon historical loss experience, adjusted for changes in trends and conditions including delinquencies and nonaccruals; trends in volume and terms of loans; the effects of any changes in lending policies and procedures; national and local economic trends and conditions; and concentrations of credit. Based upon these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses inherent in the portfolio.

Other real estate owned. Upon repossession, loans are adjusted if necessary to the estimated fair value of the underlying collateral and transferred to Other Real Estate Owned, which is reported in Other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

Risk management activities--derivatives used for non-trading purposes. The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars. These end-user derivative contracts include qualifying hedges and qualifying positions that modify the interest rate characteristics of specified financial instruments. Derivative instruments not qualifying as end-user positions are treated as trading positions and carried at fair value.

      To qualify as a hedge, the swap, futures, forward, or purchased option position must be designated as a hedge and effective in reducing the market risk of an existing asset, liability, firm commitment, or identified anticipated transaction which is probable to occur. To qualify as a position modifying the interest rate characteristics of an instrument, there must be a documented and approved objective to synthetically alter the market risk characteristics of an existing asset, liability, firm commitment or identified anticipated transaction which is probable to occur, and the swap, forward or purchased option position must be designated as such a position and effective in accomplishing the underlying objective.

      The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment or anticipated transaction may be an individual item or a portfolio of similar items.

      The effectiveness of these contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a contract is found to be ineffective, it no longer qualifies as an end-user position and any excess gains and losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in earnings.

      End-user contracts are primarily employed in association with on-balance sheet instruments accounted for at amortized cost, including loans, deposits, and long-term debt, and with credit card securitizations. These qualifying end-user contracts are accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options are accrued according to the contractual terms and included currently in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts are deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts are accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield.

      End-user contracts related to instruments that are carried at fair value are also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available for sale, fair value adjustments are reported in stockholders' equity, net of tax.

      If an end-user derivative contract is terminated, any resulting gain or loss is deferred and amortized over the original term of the agreement provided that the effectiveness criteria have been met. If the underlying designated items are no longer held, or if an anticipated transaction is no longer likely to occur, any previously unrecognized gain or loss on the derivative contract is recognized in earnings and the contract is accounted for at fair value with subsequent changes recognized in earnings.

      Foreign exchange contracts which qualify under applicable accounting guidelines as hedges of foreign currency exposures, including net capital investments outside the U.S., are revalued at the spot rate with any forward premium or discount recognized over the life of the contract in net interest revenue. Gains and losses on foreign exchange contracts which qualify as a hedge of a firm commitment are deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would lead to recognizing losses on the transaction in later periods.

Insurance premiums from long-duration contracts, principally life insurance, are earned when due. Premiums from short-duration insurance contracts are earned over the related contract period. Short-duration contracts include primarily property and casualty, credit life and accident and health policies, including estimated ultimate premiums on retrospectively rated policies. Benefits and expenses are associated with premiums by means of the provision for future policy benefits, unearned premiums and the deferral and amortization of policy acquisition costs. Receivables related to retrospectively rated policies on property-casualty business are reported in Other assets.

Value of insurance in force, included in Other assets, represents the actuarially determined present value of anticipated profits to be realized from life and accident and health business on insurance in force at the date of the Company's acquisition of its insurance subsidiaries using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force acquired prior to December 31, 1993 is amortized over the premium paying periods in relation to anticipated premiums. The value of insurance in force relating to the 1993 acquisition of The Travelers Corporation (old Travelers) was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18% for the business acquired. The value of insurance in force is amortized over the contract period using current interest crediting rates to accrete interest and using amortization methods based on the specified products. Traditional life insurance is amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required.

Deferred policy acquisition costs, included in Other assets, for the life business represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies. Deferred policy acquisition costs for traditional life business are amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Deferred policy acquisition costs of other business lines are generally amortized over the life of the insurance contract or at a constant rate based upon the present value of estimated gross profits expected to be realized. For certain property and casualty lines, acquisition costs (primarily commissions and premium taxes) have been deferred to the extent recoverable from future earned premiums and are amortized ratably over the terms of the related policies. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not recoverable, are charged to expense. All other acquisition expenses are charged to operations as incurred.

Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are generally carried at market value. Amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

Insurance policy and claims reserves represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 10%, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed. Property-casualty reserves include (1) unearned premiums representing the unexpired portion of policy premiums, and (2) estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based on experience.

      In determining insurance policy and claims reserves, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance. Reserves for property-casualty insurance losses represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

Contractholder funds represent receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions (ranging from 3.8% to 8.6%) based on contract provisions, the Company's experience and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options is recorded over the period to the estimated vesting dates. Upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital.

Income taxes. Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its domestic non-life insurance subsidiaries file a consolidated federal income tax return. The major life insurance subsidiaries are included in their own consolidated federal income tax return. Citicorp and its domestic subsidiaries and Salomon Inc and its domestic subsidiaries each filed their own consolidated federal income tax returns prior to the respective mergers.

Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of the Company's convertible securities, common stock warrants, stock options and the incremental shares assumed issued under the Company's Capital Accumulation Plan and other restricted stock plans.

Future Application of Accounting Standards

Insurance-related assessments. In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company estimates that the cumulative catch-up adjustment associated with the adoption of SOP 97-3 in the first quarter of 1999 will be a charge of approximately $135 million after-tax and minority interest, with no material ongoing impact.

Deposit Accounting. In October 1998, AcSEC issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. SOP 98-7 does not address in what circumstances deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative catch-up adjustment. The Company does not expect the adoption of SOP 98-7 to have a material impact on results of operations, financial condition, or liquidity.

Start-up costs. In April 1998, AcSEC issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company expects the impact of adopting SOP 98-5 to be immaterial.

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

2. BUSINESS COMBINATIONS

Merger with Citicorp

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group, Inc. (TRV) (the Merger). Following the Merger, TRV changed its name to Citigroup Inc. (Citigroup). Under the terms of the Merger, 1.13 billion shares of Citigroup common stock were issued in exchange for all of the outstanding shares of Citicorp common stock based on an exchange ratio of 2.5 shares of Citigroup common stock for each share of Citicorp common stock. Each share of TRV common stock automatically represents one share of Citigroup common stock. Following the exchange, former shareholders of Citicorp and TRV each owned approximately 50% of the outstanding common stock of Citigroup. Each outstanding share of Citicorp preferred stock was converted into one share of a corresponding series of preferred stock of Citigroup having identical terms. The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling of interests, with all periods presented as if TRV and Citicorp had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citicorp and Travelers.

      Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, the Company has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws associated with the Merger will not have a material adverse effect on the Company's financial condition or results of operations. At the expiration of the BHCA Compliance Period, the Company will evaluate its alternatives in order to comply with whatever laws are then applicable.

      The following table sets forth the results of operations for the separate companies and the combined amounts for periods prior to the Merger.

                                          Nine Months
                                                Ended                Year Ended
                                        September 30,              December 31,
-------------------------------------------------------------------------------
In Millions of Dollars                           1998         1997         1996
-------------------------------------------------------------------------------
Revenues
TRV                                           $28,686      $37,609      $32,414
Citicorp                                       28,306       34,697       32,605
Reclassifications(1)                               --           --           82
-------------------------------------------------------------------------------
Citigroup                                     $56,992      $72,306      $65,101
================================================================================
Net Income
TRV                                           $ 2,433      $ 3,104      $ 2,948
Citicorp                                        2,692        3,591        3,788
SFAS No. 106 Adjustment(2)                          8           18           12
Other(3)                                           (3)          (8)          (9)
-------------------------------------------------------------------------------
Citigroup                                     $ 5,130      $ 6,705      $ 6,739
===============================================================================

(1) Reclassifications have been made to conform to the Company's post-merger presentation.

(2) Adjusted to reflect the adoption by Citicorp of the immediate recognition of the transition obligation under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993, to conform to the method used by TRV.

(3) Other adjustments have been made to conform the accounting policies of the companies and to record the related tax effects of these adjustments.

Acquisition of Universal Card Services

On April 2, 1998, Citicorp completed its acquisition of Universal Card Services from AT&T for $3.5 billion in cash. This purchase added $15 billion in customer receivables and 13.5 million accounts. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

Merger with Salomon

On November 28, 1997, a newly formed, wholly owned subsidiary of TRV merged with and into Salomon (the Salomon Merger). Under the terms of the Salomon Merger, approximately 188.5 million shares of TRV common stock were issued in exchange for all of the outstanding shares of Salomon common stock, based on an exchange ratio of 1.695 shares of TRV common stock for each share of Salomon common stock, for a total value of approximately $9 billion. Each of Salomon's series of preferred stock outstanding was exchanged for a corresponding series of TRV preferred stock having substantially identical terms, except that the TRV preferred stock issued in conjunction with the Salomon Merger has certain voting rights (see Note 18). Thereafter, Smith Barney Holdings Inc. (Smith Barney) was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney). As a result of the Salomon Merger, Salomon Smith Barney recorded in the fourth quarter of 1997 a restructuring charge of $838 million ($496 million after-tax) (See Note 15).

Acquisition of Aetna P&C

On April 2, 1996, TAP, an indirect majority-owned subsidiary of the Company, purchased from Aetna Services, Inc. (Aetna), all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. The acquisition was financed in part by the sale by TAP of approximately 33 million shares of its Class A Common Stock, representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million and the sale in a public offering of approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. The Travelers Insurance Group Inc. (TIGI), a wholly owned subsidiary of the Company, acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company (Travelers Indemnity) and a capital contribution of approximately $1.1 billion.

      The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of Aetna P&C's operations from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $1.2 billion and is being amortized over 40 years. TAP also owns Travelers Indemnity and its subsidiaries (Travelers P&C). Travelers P&C along with Aetna P&C are the primary vehicles through which the Company engages in the property and casualty insurance business.

      During 1996, TAP recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from costs of the acquisition and the application of TAP's strategies, policies and practices to Aetna P&C reserves and include: $229 million after-tax and minority interest ($430 million before tax and minority interest) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA); a $45 million after-tax and minority interest ($84 million before tax and minority interest) provision for an additional asbestos liability related to an existing settlement agreement with a customer of Aetna P&C; a $32 million after-tax and minority interest ($60 million before tax and minority interest) charge related to premium collection issues; a $22 million after-tax and minority interest ($41 million before tax and minority interest) provision for uncollectibility of reinsurance recoverables; and an $18 million after-tax and minority interest ($35 million before tax and minority interest) provision for lease and severance costs of Travelers Indemnity related to the restructuring plan for the acquisition. In addition, the Company recognized a gain in 1996 of $363 million (before and after-tax) from the issuance of shares of Class A Common Stock by TAP.

Supplemental Information to the Consolidated Statement of Cash Flows Relating to the Acquisition of Aetna P&C

                                                                     Year Ended
                                                                   December 31,
-------------------------------------------------------------------------------
In Millions of Dollars                                                     1996
-------------------------------------------------------------------------------
Assets and liabilities of business acquired
Invested assets                                                        $ 13,969
Reinsurance recoverables and other assets                                10,386
Insurance policy and claim reserves                                     (18,302)
Other liabilities                                                        (1,893)
-------------------------------------------------------------------------------
Cash payment related to business acquisition                           $  4,160
===============================================================================

3. DISCONTINUED OPERATIONS

In March 1997, the Company entered into a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum, Inc. (Basis), a wholly owned subsidiary that owns and operates oil refineries in the U.S. Gulf Coast area, to Valero Energy Corporation (Valero). This transaction resulted in the recognition in 1996 in the Consolidated Financial Statements of a pre-tax loss of approximately $505 million ($290 million after-tax). The sale was completed on May 1, 1997. Proceeds from the sale included cash of $365 million, Valero common stock with a market value of $120 million and participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years. The total of the participation payments is capped at $200 million, with a maximum of $35 million per year. During 1998, the Company received $11 million in participation payments from Valero. In addition, as a result of Valero's merger agreement with PG&E Corporation (PG&E), Valero's common stock was exchanged for stock of PG&E and a new stock of the spin-off company (New Valero), representing Valero's refining assets. In the third quarter of 1997, the Company liquidated its interest in the PG&E and New Valero common stock. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. The estimated loss includes severance costs and anticipated operating losses to be incurred prior to the completion of the sale, and reflects other estimates of value at the time of closing. Revenues of Basis for the year ended December 31, 1996 were immaterial.

4. BUSINESS SEGMENT INFORMATION

Citigroup is a diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management, and Investment Activities.

      The Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services and credit and charge card services, personalized wealth management services for high net-worth clients, and life, auto and homeowners insurance. The businesses included in the Global Corporate and Investment Bank segment serve corporations, financial institutions, governments, and other participants in developed and emerging markets throughout the world providing, among other things, investment banking, retail brokerage, corporate banking and cash management products and services, and commercial insurance. The Asset Management segment includes asset management services provided to mutual funds and institutional and individual investors. Investment Activities include the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net treasury results, revenues derived from charging banking segments for funds employed, based upon a marginal cost of funds concept, corporate staff and similar expenses, and the offset created by attributing income taxes to core business activities on a local tax-rate basis for Citicorp.

      The following table presents certain information regarding these industry segments:

                                      Total Revenues, Net           Provision for                                      Identifiable
                                      of Interest Expense(1)         Income Taxes         Net Income (Loss)(2)   Assets at Year-End
In Millions of Dollars, Except  -------------------------  ----------------------  ------------------------    --------------------
Identifiable Assets in Billions    1998     1997     1996    1998    1997    1996    1998     1997     1996    1998    1997    1996
-----------------------------------------------------------------------------------------------------------------------------------
Global Consumer(3)              $23,743  $20,992  $19,513  $1,471  $1,241  $1,412  $2,812   $2,697   $3,009    $237    $202    $192
Global Corporate and
  Investment Bank(3)(4)          21,719   23,207   21,755     951   1,246   1,515   2,067    2,874    2,985     416     478     418
Asset Management                  1,244    1,052      880     144     124      98     263      243      208       2       2       1
Investment Activities             1,298    1,693      715     316     409     166     929    1,292      594       8       9       9
Corporate/Other(5)                  932      838      902     352     813     776    (264)    (401)     (57)      6       6       7
-----------------------------------------------------------------------------------------------------------------------------------
Total                           $48,936  $47,782  $43,765  $3,234  $3,833  $3,967  $5,807   $6,705   $6,739    $669    $697    $627
===================================================================================================================================

(1) Includes total revenues, net of interest expense in the United States of $37.3 billion, $34.4 billion, and $31.9 billion in 1998, 1997, and 1996, respectively. Total revenues, net of interest expense attributable to individual foreign countries are not material to the total.

(2) For the 1998 period, Global Consumer, Global Corporate and Investment Bank, Asset Management, and Corporate/Other results reflect after-tax restructuring charges (credit) and merger-related costs of $446 million, ($26) million, $10 million, and $105 million, respectively. For the 1997 period, Global Consumer, Global Corporate and Investment Bank, and Corporate/Other results reflect after-tax restructuring charges of $351 million, $664 million, and $31 million, respectively.

(3) Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $7.0 billion, $6.3 billion, and $5.9 billion, and in the Global Corporate and Investment Bank results of $4.2 billion, $3.7 billion, and $3.7 billion for 1998, 1997, and 1996, respectively.

(4) Included in the 1996 results is a $365 million loss on discontinued operations, net of tax related to SSB. Additionally, in 1996, Commercial Lines Insurance recorded a $372 million after-tax charge related to the acquisition of Aetna P&C.

(5) Included in the 1996 results is a $31 million gain on discontinued operations, net of tax.

5. INVESTMENTS

In Millions of Dollars at Year-End                                 1998     1997
--------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value   $ 90,414  $77,920
Equity securities, at fair value                                  4,203    3,928
Venture capital, at fair value                                    3,297    2,599
Short-term and other                                              5,758    7,186
--------------------------------------------------------------------------------
                                                               $103,672  $91,633
================================================================================

      The fair value of investments for which a quoted market price or dealer quote are not available amounted to $6.0 billion and $6.6 billion at December 31, 1998 and 1997, respectively.

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                                    1998                                      1997
                                               -----------------------------------------  ----------------------------------------
                                                              Gross      Gross                           Gross      Gross
                                               Amortized Unrealized Unrealized      Fair  Amortized Unrealized Unrealized     Fair
In Millions of Dollars at Year-End                  Cost      Gains     Losses     Value       Cost      Gains     Losses    Value
----------------------------------------------------------------------------------------  ----------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities         $    30     $    6     $   --   $    36    $    41     $    9    $    --  $    50
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies           $12,646     $  350     $   14   $12,982    $ 9,795     $  310    $     6  $10,099
U.S. Treasury and Federal agency                   5,250        455          4     5,701      6,816        312         --    7,128
State and municipal                               13,714        799        227    14,286     10,351        583        117   10,817
Foreign government                                26,444        424        600    26,268     19,381        883        268   19,996
U.S. corporate                                    23,424      1,213        302    24,335     23,306        958        127   24,137
Other debt securities                              6,642        248         78     6,812      5,625        168         91    5,702
----------------------------------------------------------------------------------------------------------------------------------
                                                 $88,120     $3,489     $1,225   $90,384    $75,274     $3,214    $   609  $77,879
==================================================================================================================================
Equity securities(1)                             $ 4,060     $  310     $  167   $ 4,203    $ 3,661     $  363    $    96  $ 3,928
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for
  sale include:
  Government of Brazil Brady Bonds               $   660     $   26     $   --   $   686    $ 1,436     $  612        $--  $ 2,048
  Government of Venezuela Brady Bonds                478         --        174       304        535         --         55      480
==================================================================================================================================

(1) Includes non-marketable equity securities carried at cost which are reported in both the amortized cost and fair value columns.

      The accompanying table shows components of interest and dividends on investments, realized gains and losses from sales of investments, and net gains on investments held by venture capital subsidiaries.

In Millions of Dollars                                      1998    1997    1996
--------------------------------------------------------------------------------
Taxable interest                                          $6,000  $5,486  $4,595
Interest exempt from U.S. federal income tax                 636     496     377
Dividends                                                    159     144     121
--------------------------------------------------------------------------------
Gross realized investments gains                          $1,507  $1,414  $  771
Gross realized investments losses                            667     419     495
--------------------------------------------------------------------------------
Net realized and unrealized venture capital gains         $  487  $  749  $  450
  which included:
    Gross unrealized gains                                   709     612     416
    Gross unrealized losses                                  412      82     150
================================================================================

      The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 1998:

                                                Amortized        Fair
In Millions of Dollars                               Cost       Value     Yield
-------------------------------------------------------------------------------
U.S. Treasury and Federal agency(1)
Due within 1 year                                 $ 1,045     $ 1,045      4.95%
After 1 but within 5 years                            934         956      5.69
After 5 but within 10 years                         2,241       2,459      6.76
After 10 years(2)                                  11,017      11,516      6.95
-------------------------------------------------------------------------------
Total                                             $15,237     $15,976      6.71
===============================================================================
State and municipal
Due within 1 year                                 $   105     $   106      5.29%
After 1 but within 5 years                            436         429      5.69
After 5 but within 10 years                         2,649       2,733      5.28
After 10 years(2)                                  10,524      11,018      5.59
-------------------------------------------------------------------------------
Total                                             $13,714     $14,286      5.53
===============================================================================
All other(3)
Due within 1 year                                 $13,041     $13,021      8.22%
After 1 but within 5 years                         20,814      21,178      6.74
After 5 but within 10 years                        13,211      13,428     12.30
After 10 years(2)                                  12,133      12,531      9.36
-------------------------------------------------------------------------------
Total                                             $59,199     $60,158      8.84
===============================================================================

(1)   Includes mortgage-backed securities of U.S. Federal agencies.

(2) Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3) Includes foreign government, U.S. corporate, mortgage-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

6. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE
AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                        1998          1997
--------------------------------------------------------------------------------
Federal funds sold and resale agreements                  $ 45,439      $ 86,035
Deposits paid for securities borrowed                       49,392        33,932
--------------------------------------------------------------------------------
                                                          $ 94,831      $119,967
================================================================================

      Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                          1998        1997
--------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements           $ 71,399    $124,775
Deposits received for securities loaned                        9,626       7,328
--------------------------------------------------------------------------------
                                                            $ 81,025    $132,103
================================================================================

      The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $100.2 billion and $129.1 billion at December 31, 1998 and 1997, respectively.

      Deposits paid for securities borrowed (securities borrowed) and deposits received for securities loaned (securities loaned) are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FIN 41. Excluding the impact of FIN 41, securities borrowed totaled $50.2 billion and $40.5 billion at December 31, 1998 and 1997, respectively.

7. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments purchased from and sold to brokers and dealers and customers. The Company is exposed to risk of loss from the inability of brokers and dealers or customers to pay for purchases or to deliver the financial instrument sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction.

      The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. Margin levels are monitored daily, and customers deposit additional collateral as required. Where customers cannot meet collateral requirements, the Company will liquidate sufficient underlying financial instruments to bring the customer into compliance with the required margin level.

      Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and brokers and dealers engaged in forward and futures and other transactions deemed to be credit-sensitive.

      Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In Millions of Dollars                                       1998           1997
--------------------------------------------------------------------------------
Receivables from customers                                $14,075        $12,415
Receivables from brokers,
  dealers and clearing organizations                        7,338          3,212
--------------------------------------------------------------------------------
Total brokerage receivables                               $21,413        $15,627
================================================================================
Payables to customers                                     $13,153        $ 9,791
Payables to brokers,
  dealers, and clearing organizations                       7,902          2,972
--------------------------------------------------------------------------------
Total brokerage payables                                  $21,055        $12,763
================================================================================

8. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities consisted of the following at December
31:

In Millions of Dollars                                          1998        1997
--------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                 $ 24,729    $ 56,007
State and municipal securities                                 3,165       3,255
Foreign government securities                                 21,240      50,924
Corporate and other debt securities                           12,595      16,637
Derivative and other
  contractual commitments(1)                                  37,431      34,585
Equity securities                                              7,291       9,236
Mortgage loans and
  collateralized mortgage securities                           6,082       3,160
Commodities                                                      245       1,274
Other                                                          7,067       5,010
--------------------------------------------------------------------------------
                                                            $119,845    $180,088
================================================================================
Trading Account Liabilities
Securities sold, not yet purchased                          $ 53,228    $ 90,247
Derivative and other contractual commitments(1)               41,356      36,905
--------------------------------------------------------------------------------
                                                            $ 94,584    $127,152
================================================================================

(1)   Net of master netting agreements and securitization.

      The average fair value of derivative and other contractual commitments in trading account assets during 1998 and 1997 was $39.6 billion and $28.8 billion, respectively. The average fair value of contractual commitments in trading account liabilities during 1998 and 1997 was $39.4 billion and $32.6 billion, respectively.

      Deferred revenue on derivative and other contractual commitments attributable to ongoing costs totaled $472 million and $391 million at December 31, 1998 and 1997, respectively, which is reported in other liabilities.

      See Note 23 for a discussion of trading securities, commodities, derivatives and related risks.

9. PRINCIPAL TRANSACTION REVENUES

Principal transaction revenues, consisting of realized and unrealized gains and losses from trading activities, were as follows for the years ended December 31:

In Millions of Dollars                               1998        1997       1996
--------------------------------------------------------------------------------
Salomon Smith Barney
Fixed income(1)                                   $  (869)     $1,882     $2,049
Equities(2)                                           536         397        576
Commodities(3)                                        205         218        393
Other                                                  15           7          9
--------------------------------------------------------------------------------
                                                     (113)      2,504      3,027
--------------------------------------------------------------------------------
Citicorp
Foreign exchange(4)                                 1,409       1,063        765
Derivative(5)                                         658         354        485
Fixed income(6)                                      (162)        102         12
Other                                                 (12)        208        239
--------------------------------------------------------------------------------
                                                    1,893       1,727      1,501
--------------------------------------------------------------------------------
Total principal transaction revenues              $ 1,780      $4,231     $4,528
================================================================================

(1) Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, and OTC options and forward contracts on fixed income securities.

(2) Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(3) Includes revenues from the results of Phibro Inc. (Phibro), which trades crude oil, refined oil products, natural gas, electricity, metals, and various soft commodities and related derivative instruments. During 1998, Phibro continued its downsizing effort to significantly reduce the scope of some of its activities.

(4) Includes revenues from foreign exchange spot, forward, and option contracts.

(5) Includes revenues from interest rate and currency swaps, options, financial futures, and equity and commodity contracts.

(6) Includes revenues from government and corporate debt, mortgage assets, and other debt instruments.

10. LOANS

In Millions of Dollars at Year-End                          1998           1997
-------------------------------------------------------------------------------
Consumer
In U.S. offices
  Mortgage and real estate(1)(2)                       $  29,962      $  28,084
  Installment, revolving credit, and other                47,869         42,415
-------------------------------------------------------------------------------
                                                          77,831         70,499
-------------------------------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate(1)(3)                          19,456         17,685
  Installment, revolving credit, and other                36,048         32,179
  Lease financing                                            484            544
-------------------------------------------------------------------------------
                                                          55,988         50,408
-------------------------------------------------------------------------------
                                                         133,819        120,907
Unearned income                                           (1,564)        (1,417)
-------------------------------------------------------------------------------
Consumer loans, net of unearned income                 $ 132,255      $ 119,490
===============================================================================
Commercial
In U.S. offices
  Commercial and industrial(4)                         $  12,279      $  10,841
  Mortgage and real estate(1)                              5,344          5,960
  Loans to financial institutions                            173            371
  Lease financing                                          2,951          3,087
-------------------------------------------------------------------------------
                                                          20,747         20,259
-------------------------------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial(4)                            55,828         47,417
  Mortgage and real estate(1)                              1,792          1,651
  Loans to financial institutions                          8,008          6,480
  Governments and official institutions                    2,132          2,376
  Lease financing                                          1,386          1,092
-------------------------------------------------------------------------------
                                                          69,146         59,016
-------------------------------------------------------------------------------
                                                          89,893         79,275
Unearned income                                             (190)          (159)
-------------------------------------------------------------------------------
Commercial loans, net of unearned income               $  89,703      $  79,116
===============================================================================

(1)   Loans secured primarily by real estate.

(2) Includes $3.3 billion in 1998 and $3.4 billion in 1997 of commercial real estate loans related to community banking and private banking activities.

(3) Includes $2.4 billion in 1998 and $2.3 billion in 1997 of loans secured by commercial real estate.

(4)   Includes loans not otherwise separately categorized.

      The following table presents information about impaired loans. Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis:

In Millions of Dollars at Year-End                              1998        1997
--------------------------------------------------------------------------------
Impaired commercial loans                                     $1,536      $  971
Other impaired loans(1)                                          218         241
--------------------------------------------------------------------------------
Total impaired loans(2)                                       $1,754      $1,212
================================================================================
Impaired loans with valuation allowances                      $  257      $   98
Total valuation allowances(3)                                     24          16
================================================================================
During the year(4):
  Average balance of impaired loans                           $1,498      $1,188
  Interest income recognized on impaired loans                    68          62
================================================================================

(1) Primarily commercial real estate loans related to community and private banking activities.

(2) At year-end 1998, approximately 31% of these loans were measured for impairment using the fair value of the collateral, with the remaining 69% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 39% and 61%, respectively, at year-end 1997.

(3)   Included in the allowance for credit losses.

(4) For the year ended December 31, 1996, the average balance of impaired loans was $1.7 billion and interest income recognized on impaired loans was $116 million.

11. ALLOWANCE FOR CREDIT LOSSES

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of year                            $ 6,137    $ 5,743    $ 5,561
Additions
    Provision for credit losses                     2,751      2,197      2,200
Deductions
    Consumer credit losses(1)                       2,735      2,604      2,438
    Consumer credit recoveries(1)                    (497)      (507)      (473)
-------------------------------------------------------------------------------
Net consumer credit losses(1)                       2,238      2,097      1,965
-------------------------------------------------------------------------------
    Commercial credit losses                          576        191        259
    Commercial credit recoveries                     (170)      (219)      (266)
-------------------------------------------------------------------------------
Net commercial credit losses (recoveries)             406        (28)        (7)
-------------------------------------------------------------------------------
Other -- net(2)                                       373        266        (60)
-------------------------------------------------------------------------------
Allowance for credit losses at end of year        $ 6,617    $ 6,137    $ 5,743
===============================================================================

(1) Commencing in 1997, reflects the classification of credit card receivables intended for sale as loans held for sale (included in other assets) with net credit losses charged to other income.

(2) Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

12. DEBT

Investment Banking and Brokerage Borrowings

Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

                                                1998                       1997
----------------------------------------------------        -------------------
                                            Interest                   Interest
In Millions of Dollars            Balance       Rate        Balance        Rate
-------------------------------------------------------------------------------
Bank borrowings                   $   556        5.1%       $ 2,415         5.9%
Commercial paper                   10,493        5.3%         7,110         5.8%
Other                               2,991                     1,939
-------------------------------------------------------------------------------
                                  $14,040                   $11,464
================================================================================

      Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings, used to finance Salomon Smith Barney's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen and U.K. sterling. All commercial paper outstanding at December 31, 1998 and 1997 was U.S. dollar denominated.

      At December 31, 1998, Salomon Smith Barney had a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion, 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 1998, this requirement was exceeded by approximately $2.8 billion. At December 31, 1998, there were no borrowings outstanding under either facility.

      Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Short-Term Borrowings

At December 31, short-term borrowings consisted of commercial paper and other short-term borrowings with weighted average interest rates as follows:

                                                   1998                    1997
-------------------------------------------------------      ------------------
                                         Out-  Interest          Out-  Interest
In Millions of Dollars               standing      Rate      standing      Rate
-------------------------------------------------------------------------------
Commercial paper
Citigroup                             $   991      5.40%      $    --        --%
Commercial Credit Company               2,908      5.35         3,871      5.83
Citicorp                                  132      5.53         1,941      5.46
Travelers Property Casualty Corp.          --        --           108      6.11
-------------------------------------------------------------------------------
                                        4,031                   5,920
Other short-term borrowings            12,081     12.14         8,108      9.04
-------------------------------------------------------------------------------
                                      $16,112                 $14,028
===============================================================================

      Citigroup, Citicorp, Commercial Credit Company (CCC), TAP and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citicorp and Citigroup, both of which are bank holding companies, maintain combined liquidity reserves of cash and securities (at Citicorp) and unused bank lines of credit (at Citigroup) at least equal to their combined outstanding commercial paper. CCC, TAP, and TIC each maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper.

      Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate or bids submitted by the banks. Each company pays its banks commitment fees for its lines of credit.

      Citicorp and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities would be secured in accordance with Section 23A of the Federal Reserve Act.

      Citigroup, CCC and TIC have a five-year revolving credit facility which expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. The participation of TIC in this facility is limited to $250 million. At December 31, 1998, all of the facility was allocated to Citigroup. Under this facility, the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 1998, the Company exceeded the requirement by approximately $27.2 billion. Citigroup and CCC also have $450 million in 364-day facilities, $200 million which expires in August 1999 and $250 million which expires in March 1999 and may be allocated to either of Citigroup or CCC. At December 31, 1998, all $450 million was allocated to Citigroup. At December 31, 1998, there were no borrowings outstanding under either facility.

      At December 31, 1998, CCC also had a committed and available revolving credit facility on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five-year facilities which expire in 2002 and $1.350 billion in a 364-day facility that expires in July 1999.

      CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At December 31, 1998, CCC would have been able to remit $819 million under its most restrictive covenants.

      TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 1998, this requirement was exceeded by approximately $4.2 billion. At December 31, 1998, there were no borrowings outstanding under this facility.

Long-Term Debt

At December 31, long-term debt was as follows:

                                    Weighted
                                     Average
In Millions of Dollars                Coupon     Maturities     1998       1997
-------------------------------------------------------------------------------
Citigroup Inc.
Senior Notes(1)                         6.97%     1999-2028  $ 2,412    $ 1,662
Other(2)                                                          10         33
Salomon Smith Barney
  Holdings Inc.
Senior Notes                            6.25%     1999-2023   19,092     19,064
Citicorp
Senior Notes                            7.20%     1999-2012   11,265     11,372
Subordinated Notes                      7.18%     1999-2035    8,359      7,663
Commercial Credit
  Company
Senior Notes                            6.99%     1999-2025    6,250      6,300
Travelers Property
  Casualty Corp.
Senior Notes                            6.83%     1999-2026    1,250      1,250
Other(3)                                                          --         (1)
The Travelers Insurance
  Group Inc.
Other(4)                                                          33         44
-------------------------------------------------------------------------------
Total
Senior Notes                                                  40,269     39,648
Subordinated Notes                                             8,359      7,663
Other                                                             43         76
-------------------------------------------------------------------------------
                                                             $48,671    $47,387
===============================================================================

(1)   Includes $250 million of notes maturing in 2098.

(2) Unamortized premium of $10 million in 1998 and $15 million in 1997; and an ESOP note guarantee of $18 million in 1997.

(3)   Unamortized discount.

(4)   Principally 12% GNMA/FNMA-collateralized obligations.

      Salomon Smith Barney and Citicorp issue both U.S. dollar and non-U.S. dollar denominated fixed and variable rate debt. Both companies also utilize derivative contracts, primarily interest rate swaps, to effectively convert most of their fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At December 31, 1998, Salomon Smith Barney had entered into interest rate swaps to convert $11.5 billion of its $13.6 billion of fixed rate debt to variable rate obligations. The contractual weighted average fixed rate on swapped fixed rate debt versus the weighted average variable rate on swapped debt (Salomon Smith Barney's actual borrowing cost) was 6.6% and 5.5% at December 31,1998.

      At December 31, 1998, Citicorp had converted, through the use of derivative contracts, $10.0 billion of its $11.7 billion of fixed rate debt into variable rate obligations. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At year-end 1998, Citicorp's overall weighted average interest rate for long-term debt was 7.2% on a contractual basis and 6.5% after including the effects of derivative contracts.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates), excluding principal payments on the 12%
GNMA/FNMA-collateralized obligations, are as follows:

In Millions of Dollars                  1999      2000      2001      2002      2003   Thereafter
-------------------------------------------------------------------------------------------------
Citigroup Inc.                        $  100    $  650    $   --    $  300    $   --      $ 1,362
Salomon Smith Barney Holdings Inc.     2,784     3,417     2,099     2,428     2,845        5,519
Citicorp                               2,844     2,569     1,963     2,667     2,093        7,488
Commercial Credit Company                350       750       700       900       400        3,150(1)
Travelers Property Casualty Corp.        400        --       500        --        --          350
-------------------------------------------------------------------------------------------------
                                      $6,478    $7,386    $5,262    $6,295    $5,338      $17,869
=================================================================================================

(1) Includes $450 million redeemable at option of holders during 1999 at face amount and $200 million redeemable at option of holders during 2002 at face amount.

13. INSURANCE POLICY AND CLAIMS RESERVES

At December 31, insurance policy and claims reserves consisted of the following:

In Millions of Dollars                                          1998        1997
--------------------------------------------------------------------------------
Benefit and loss reserves:
  Property-casualty(1)                                       $28,624     $29,343
  Accident and health                                            803       1,080
  Life and annuity                                             9,398       8,660
Unearned premiums                                              4,702       4,267
Policy and contract claims                                       463         432
--------------------------------------------------------------------------------
                                                             $43,990     $43,782
================================================================================

(1) Included at December 31, 1998 and 1997 are $1.3 billion and $1.5 billion, respectively, of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

      The following table is a reconciliation of beginning and ending property-casualty reserve balances for claims and claim adjustment expenses for the years ended December 31:

In Millions of Dollars                                 1998       1997      1996
--------------------------------------------------------------------------------
Claims and claim adjustment expense
  reserves at beginning of year                    $ 29,343   $ 29,967   $14,715
Less reinsurance recoverables on
  unpaid losses                                       7,937      8,151     4,613
--------------------------------------------------------------------------------
Net balance at beginning of year                     21,406     21,816    10,102
--------------------------------------------------------------------------------
Provision for claims and claim adjustment
  expense for claims arising in current year          6,057      5,730     4,827
Estimated claims and claim adjustment
  expense for claims arising in prior years            (323)      (492)      192
Increase for purchase of Aetna P&C                       --         --    11,752
--------------------------------------------------------------------------------
Total increases                                       5,734      5,238    16,771
--------------------------------------------------------------------------------
Claims and claim adjustment expense
  payments for claims arising in:
    Current year                                      2,352      1,944     1,858
    Prior years                                       4,025      3,704     3,199
--------------------------------------------------------------------------------
Total payments                                        6,377      5,648     5,057
--------------------------------------------------------------------------------
Net balance at end of year                           20,763     21,406    21,816
Plus reinsurance recoverables on
  unpaid losses                                       7,861      7,937     8,151
--------------------------------------------------------------------------------
Claims and claim adjustment expense
  reserves at end of year                          $ 28,624   $ 29,343   $29,967
================================================================================

      The decrease in the claims and claim adjustment expense reserves in 1998 primarily was attributable to net payments of $663 million of environmental, asbestos, and other cumulative injury claims.

      In 1998, estimated claims and claim adjustment expenses for claims arising in prior years includes approximately $176 million primarily relating to net favorable development in certain Personal Lines coverages, predominantly automobile coverages. In addition, in 1998 Commercial Lines experienced favorable prior year loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

      In 1997, estimated claims and claim adjustment expenses for claims arising in prior years included $154 million of net favorable development in certain Personal Lines coverages and Commercial Lines coverages, predominantly automobile coverages. In addition, in 1997 Commercial Lines experienced $122 million of favorable prior year loss development in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations. Also in 1997, the Company adopted newly prescribed statutory allocations of certain claim adjustment expenses. The new allocations resulted in favorable prior year loss development of $216 million offset by an increase in the current accident year provision of the same amount.

      In 1996 estimated claims and claim adjustment expenses for claims arising in prior years included $238 million of net favorable development in certain Commercial Lines and Personal Lines coverages. Also in 1996, estimated claims and claim adjustment expenses for claims arising in prior years included $430 million within Commercial Lines related to acquisition-related charges, primarily related to Cumulative Injury Other Than Asbestos (CIOTA), insurance products involving financial guarantees, and assumed reinsurance.

      The property-casualty claims and claim adjustment expense reserves include $1.818 billion and $2.233 billion for asbestos and environmental-related claims net of reinsurance at December 31, 1998 and 1997, respectively.

      It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

      For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying claims. The unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim.

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

      As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be impacted by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

      The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

14. REINSURANCE

The Company's insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. Property-casualty reinsurance is placed on both a quota-share and excess of loss basis. The property-casualty insurance subsidiaries also participate as a servicing carrier for, and a member of, several pools and associations. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation.

      Reinsurance amounts included in the Consolidated Statement of Income for the year ended December 31 were as follows:

                                                  Gross                      Net
In Millions of Dollars                           Amount        Ceded      Amount
--------------------------------------------------------------------------------
1998
Premiums
  Property-casualty insurance                   $ 9,579      $(1,689)     $7,890
  Life insurance                                  1,915         (304)      1,611
  Accident and health insurance                     410          (61)        349
--------------------------------------------------------------------------------
                                                $11,904      $(2,054)     $9,850
================================================================================
Claims incurred                                 $ 9,024      $(1,560)     $7,464
================================================================================
1997
Premiums
  Property-casualty insurance                   $ 9,045      $(1,751)     $7,294
  Life insurance                                  1,669         (279)      1,390
  Accident and health insurance                     373          (62)        311
--------------------------------------------------------------------------------
                                                $11,087      $(2,092)     $8,995
================================================================================
Claims incurred                                 $ 8,226      $(1,357)     $6,869
================================================================================
1996
Premiums
  Property-casualty insurance                   $ 7,902      $(1,806)     $6,096
  Life insurance                                  1,529         (296)      1,233
  Accident and health insurance                     402          (98)        304
--------------------------------------------------------------------------------
                                                $ 9,833      $(2,200)     $7,633
================================================================================
Claims incurred                                 $ 8,389      $(1,892)     $6,497
================================================================================

      Reinsurance recoverables, net of valuation allowance, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

In Millions of Dollars                                      1998            1997
--------------------------------------------------------------------------------
Life business                                             $1,303          $1,372
Property-casualty business:
  Pools and associations                                   3,070           3,378
  Other reinsurance                                        5,119           4,829
--------------------------------------------------------------------------------
                                                          $9,492          $9,579
================================================================================

15. RESTRUCTURING CHARGES AND MERGER-RELATED COSTS

In Millions of Dollars                                     1998             1997
--------------------------------------------------------------------------------
Restructuring charges                                   $ 1,122           $1,718
Changes in 1997 estimates                                  (392)              --
Merger-related costs                                         65               --
--------------------------------------------------------------------------------
Total                                                   $   795           $1,718
================================================================================

      In December 1998 Citigroup recorded a restructuring charge of $1.122 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance, $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that are available for immediate disposal.

      In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges of $262 million (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

      Of the $1.122 billion charge, $712 million in the Global Consumer business includes regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring and integration of overlapping marketing and product management groups, and exiting several non-strategic operations; $324 million in the Global Corporate and Investment Bank business includes rationalization of operations in countries with multiple operations, consolidation of Citibank and Salomon Smith Barney locations, integration of trading platforms, and exiting non-strategic businesses; $17 million in the Asset Management business includes elimination of redundancies; and the remaining $69 million includes streamlining and integration of Corporate and other staff functions. Approximately $507 million of the $1.122 billion charge relates to operations in the United States. Because the charge was recorded near the end of the year, there was no significant utilization during 1998.

      The $760 million portion of the charge related to employee severance reflects the costs of eliminating approximately 11,900 positions, after considering attrition and redeployment within the Company, including approximately 8,000 in the Global Consumer business, 3,100 in the Global Corporate and Investment Bank business, 200 in the Asset Management business and 600 in Corporate and other staff functions

(costs associated with corporate and staff functions have been allocated to businesses as appropriate). Approximately 4,200 of these positions relate to the United States. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 10,400 positions worldwide.

      Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge. The most significant item is a $324 million reduction to the Salomon Smith Barney charge related to the Seven World Trade Center lease, which resulted from negotiations on a sub-lease which indicated that excess space could be disposed of on terms more favorable than originally estimated. In addition, the reassessment of space requirements as a result of the Citicorp merger could indicate that space previously considered to be excess may be needed, which could result in a further reduction to the restructuring reserve. Changes in 1997 estimates are also attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

      Merger-related costs include the direct and incremental costs of administratively closing the Citicorp merger and primarily reflect legal, regulatory, accounting and similar one-time transaction costs.

      In 1997, Citigroup recorded restructuring charges of $1.718 billion, consisting of a $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and a $838 million charge related to the Salomon Smith Barney merger. The Citicorp charge included $487 million for severance benefits (associated with approximately 9,000 positions to be reduced), $245 million related to writedowns of equipment and premises which management committed to dispose of, and $148 million of lease termination and other exit costs. The Salomon Smith Barney charge included $161 million for severance benefits (associated with approximately 1,900 positions to be reduced), $663 million of costs associated with the planned abandonment of certain facilities, premises and other assets, principally those related to the Seven World Trade Center lease and $14 million of other costs related directly to the Salomon Smith Barney merger. The status of these 1997 restructuring initiatives is summarized in the following table.

Activity in 1997 Restructuring Reserve

In Millions of Dollars                       Citicorp         SSB         Total
-------------------------------------------------------------------------------
1997 restructuring charges                      $ 880       $ 838       $ 1,718
Utilization                                      (641)       (171)         (812)
Changes in 1997 estimates                         (38)       (354)         (392)
-------------------------------------------------------------------------------
Balance at December 31, 1998                    $ 201       $ 313       $   514
===============================================================================

      Utilization includes $271 million of non-cash charges (including $245 million of equipment and premises write-downs at Citicorp and $26 million at
SSB) as well as $544 million of severance and other exit costs (of which $354 million related to employee severance and $129 million related to leasehold and other exit costs have been paid in cash and $61 million is legally obligated), together with translation effects. Through December 31, 1998, approximately 5,600 gross staff positions have been eliminated under these programs.

16. INCOME TAXES

In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Current
Federal                                           $ 2,081    $ 3,259    $ 1,833
Foreign                                             1,022      1,539      1,128
State                                                 325        465        531
-------------------------------------------------------------------------------
                                                    3,428      5,263      3,492
-------------------------------------------------------------------------------
Deferred
Federal                                              (149)    (1,095)       450
Foreign                                               104       (109)        67
State                                                (149)      (226)       (42)
-------------------------------------------------------------------------------
                                                     (194)    (1,430)       475
-------------------------------------------------------------------------------
Provision for income tax on continuing
  operations before minority interest(1)            3,234      3,833      3,967
Provision for income tax on discontinued
  operations                                           --         --       (246)
Income tax expense (benefit) reported in
  stockholders' equity related to:
    Foreign currency translation                       11         26         28
    Securities available for sale                    (175)       370        186
    Employee stock plans                             (701)      (728)      (430)
    Minimum pension liability                          --         --         61
    Other                                              (1)         9         15
-------------------------------------------------------------------------------
Income taxes before minority interest             $ 2,368    $ 3,510    $ 3,581
===============================================================================

(1) Includes the effect of securities transactions resulting in a provision of $270 million in 1998, $376 million in 1997, and $93 million in 1996.

      The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest) for the years ended December 31 was as follows:

                                                       1998      1997      1996
-------------------------------------------------------------------------------
Federal statutory rate                                 35.0%     35.0%     35.0%
Limited taxability of investment income                (2.4)     (1.7)     (1.4)
State income taxes, net of federal benefit              1.2       1.4       2.9
Other, net                                              1.1       1.0      (0.7)
-------------------------------------------------------------------------------
Effective income tax rate                              34.9%     35.7%     35.8%
===============================================================================

Deferred income taxes at December 31 related to the following:

In Millions of Dollars                                         1998        1997
-------------------------------------------------------------------------------
Deferred tax assets
Credit loss deduction                                       $ 2,327     $ 2,205
Differences in computing policy reserves                      2,066       2,042
Unremitted foreign earnings                                   1,257       1,019
Deferred compensation                                         1,222       1,035
Employee benefits                                               865         628
Interest-related items                                          412         508
Foreign and state loss carryforwards                            256         316
Other deferred tax assets                                     1,094         941
-------------------------------------------------------------------------------
Gross deferred tax assets                                     9,499       8,694
Valuation allowance                                             394         424
-------------------------------------------------------------------------------
Deferred tax assets after valuation allowance                 9,105       8,270
-------------------------------------------------------------------------------
Deferred tax liabilities
Investments                                                  (1,244)     (1,549)
Deferred policy acquisition costs and value of
  insurance in force                                           (858)       (786)
Leases                                                         (648)       (496)
Investment management contracts                                (218)       (236)
Other deferred tax liabilities                               (1,116)       (819)
-------------------------------------------------------------------------------
Gross deferred tax liabilities                               (4,084)     (3,886)
-------------------------------------------------------------------------------
Net deferred tax asset                                      $ 5,021     $ 4,384
===============================================================================

      Foreign pre-tax earnings approximated $2.4 billion in 1998, $4.8 billion in 1997, and $4.2 billion in 1996. As a U.S. corporation, Citigroup is subject to U.S. taxation currently on all of its foreign pre-tax earnings if earned by a foreign branch or when earnings are effectively repatriated if earned by a foreign subsidiary or affiliate. In addition, certain of Citigroup's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 1998, $1.3 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $376 million would have to be provided if such earnings were remitted.

      Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $982 million (subject to a tax effect of $344 million) at December 31, 1998.

      The 1998 net change in the valuation allowance related to deferred tax assets was a decrease of $30 million primarily relating to an increased utilization of certain foreign tax credits. The valuation allowance of $394 million includes $100 million to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances that causes the recognition of the benefits to become more likely than not. The initial recognition of any benefit produced by the reversal of this portion of the valuation allowance will be recognized by reducing goodwill. The remaining valuation allowance of $294 million at December 31, 1998 is primarily reserved for specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal and the above jurisdictions.

      Management believes that the realization of the recognized net deferred tax asset of $5.021 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pre-tax financial statement income from continuing operations exceeding $10 billion on average over the last three years and has generated federal taxable income exceeding $8 billion, on average, each year during this same period.

17. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and
(iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income. The following tables summarize the financial structure of each of the Company's subsidiary trusts at December 31, 1998:

                                       Citigroup           Citigroup         Citigroup
                                       Capital I           Capital II        Capital III
---------------------------------------------------------------------------------------------
Trust Securities
Issuance date                          October 1996        December 1996     December 1996
Securities issued                      16,000,000          400,000           200,000
Liquidation preference per security    $25                 $1,000            $1,000
Liquidation value
  (in millions of dollars)             $400                $400              $200
Coupon rate                            8%                  7.75%             7.625%
Distributions payable                  Quarterly           Semi-annually     Semi-annually
Distributions guaranteed by(1)         Citigroup           Citigroup         Citigroup
Common shares issued to parent         494,880             12,372            6,186
---------------------------------------------------------------------------------------------
Junior Subordinated Debentures
Amount owned
  (in millions of dollars)             $412                $412              $206
Coupon rate                            8%                  7.75%             7.625%
Interest payable                       Quarterly           Semi-annually     Semi-annually
Maturity date                          September 30, 2036  December 1, 2036  December 1, 2036
Redeemable by issuer on or after       October 7, 2001     December 1, 2006  Not redeemable
=============================================================================================

                                       Citigroup         Citigroup          Travelers P&C
                                       Capital IV        Capital V          Capital I
------------------------------------------------------------------------------------------
Trust Securities
Issuance date                          January 1998      November 1998      April 1996
Securities issued                      8,000,000         20,000,000         32,000,000
Liquidation preference per security    $25               $25                $25
Liquidation value
  (in millions of dollars)             $200              $500               $800
Coupon rate                            6.85%             7.00%              8.08%
Distributions payable                  Quarterly         Quarterly          Quarterly
Distributions guaranteed by(1)         Citigroup         Citigroup          TAP
Common shares issued to parent         247,440           618,557            989,720
------------------------------------------------------------------------------------------
Junior Subordinated Debentures
Amount owned
  (in millions of dollars)             $206              $515               $825
Coupon rate                            6.85%             7.00%              8.08%
Interest payable                       Quarterly         Quarterly          Quarterly
Maturity date                          January 22, 2038  November 15, 2028  April 30, 2036
Redeemable by issuer on or after       January 22, 2003  November 15, 2003  April 30, 2001
==========================================================================================

                                       Travelers P&C  SI Financing    SSBH
                                       Capital II     Trust I         Capital I
--------------------------------------------------------------------------------------
Trust Securities
Issuance date                          May 1996       July 1996       January 1998
Securities issued                      4,000,000      13,800,000      16,000,000
Liquidation preference per security    $25            $25             $25
Liquidation value
  (in millions of dollars)             $100           $345            $400
Coupon rate                            8%             9.25%           7.20%
Distributions payable                  Quarterly      Quarterly       Quarterly
Distributions guaranteed by(1)         TAP            Salomon Smith   Salomon Smith
                                                      Barney          Barney
Common shares issued to parent         123,720        426,800         494,880
--------------------------------------------------------------------------------------
Junior Subordinated Debentures
Amount owned
  (in millions of dollars)             $103           $356            $412
Coupon rate                            8%             9.25%           7.20%
Interest payable                       Quarterly      Quarterly       Quarterly
Maturity date                          May 15, 2036   June 30, 2026   January 28, 2038
Redeemable by issuer on or after       May 15, 2001   June 30, 2001   January 28, 2003
======================================================================================

                                       Citicorp           Citicorp           Citicorp
                                       Capital I          Capital II         Capital III
--------------------------------------------------------------------------------------------
Trust Securities
Issuance date                          December 1996      January 1997       June 1998
Securities issued                      300,000            450,000            9,000,000
Liquidation preference per security    $1,000             $1,000             $25
Liquidation value
  (in millions of dollars)             $300               $450               $225
Coupon rate                            7.933%             8.015%             7.10%
Distributions payable                  Semi-annually      Semi-annually      Quarterly
Distributions guaranteed by(1)         Citicorp           Citicorp           Citicorp

Common shares issued to parent         9,000              13,500             270,000
--------------------------------------------------------------------------------------------
Junior Subordinated Debentures
Amount owned
  (in millions of dollars)             $309               $464               $232
Coupon rate                            7.933%             8.015              7.10%
Interest payable                       Semi-annually      Semi-annually      Quarterly
Maturity date                          February 15, 2027  February 15, 2027  August 15, 2028
Redeemable by issuer on or after       February 15, 2007  February 15, 2007  August 15, 2003
============================================================================================

(1) Under the arrangements, taken as a whole, payments due are fully and unconditionally guaranteed on a subordinated basis.

      SI Financing Trust I, a wholly owned subsidiary of Salomon Smith Barney, issued TRUPS-Registered Trademark- units to the public. Each TRUPS-Registered Trademark- unit includes a security of SI Financing Trust I, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if Salomon Smith Barney elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of the Company's 9.50% Cumulative Preferred Stock, Series L. Salomon Smith Barney is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

18. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable Preferred Stock

At December 31, 1997 there were 2,866,689 shares of Series C Preferred outstanding with a carrying value of $135 million included in Other Liabilities. In January, 1998 all of the outstanding shares of Series C Preferred were converted into 6,941,859 shares of common stock.

      In 1987, the Company issued 700,000 shares of Series I Cumulative Convertible Preferred Stock (Series I Preferred) to affiliates of Berkshire Hathaway Inc. at $1,000 per share. Annual cumulative dividends on the Series I Preferred are $90 per share and payable quarterly. Each share of Series I Preferred has a redemption value of $1,000 and is convertible into 44.60526 shares of Citigroup common stock (subject to antidilution adjustments in certain circumstances). Series I Preferred shareholders are entitled to vote on all matters on which the Company's common stockholders vote, and are entitled to one vote per common share into which it is convertible. Commencing October 31, 1995, 140,000 Series I Preferred shares must be redeemed annually (if not previously converted) at $1,000 per share plus any accrued and unpaid dividends. The first tranche of 140,000 Series I Preferred shares was redeemed in October 1995, while the second, third and forth tranches of 140,000 shares were converted into 6.2 million shares of common stock each in October 1996, 1997 and October 1998, respectively. The Company had 6.2 million shares reserved for future conversions at December 31, 1998.

Perpetual Preferred Stock

The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

                                        Redeemable, in        Redemption
                                        whole or in part           Price         Number of    Carrying Value (In Millions)
                    Rate                on or after(1)         Per Share(2)         Shares             1998          1997
-------------------------------------------------------------------------------------------------------------------------
Series F(3)         6.365%              June 16, 2007               $250         1,600,000           $  400        $  400
Series G(3)         6.213%              July 11, 2007               $250           800,000              200           200
Series H(3)         6.231%              September 8, 2007           $250           800,000              200           200
Series J(4)         8.08%               March 31, 1998              $500           400,000              200           200
Series K(4)         8.40%               March 31, 2001              $500           500,000              250           250
Series M(3)         5.864%              October 8, 2007             $250           800,000              200           200
Series O(5)         Graduated           August 15, 2004             $100           625,000               63            63
Series Q(6)         Adjustable          May 31, 1999                $250           700,000              175           175
Series R(6)         Adjustable          August 31, 1999             $250           400,000              100           100
Series S(6)         8.30%               November 15, 1999           $250           500,000              125           125
Series T(6)         8.50%               February 15, 2000           $250           600,000              150           150
Series U(6)         7.75%               May 15, 2000                $250           500,000              125           125
Series V(6)         Fixed/Adjustable    February 15, 2006           $500           250,000              125           125
Second Series       Adjustable          At any time                 $100         2,195,636               --           220
Third Series        Adjustable          At any time                 $100           834,867               --            83
Series 8A(5)        Graduated           August 15, 2004             $100           625,000               --            62
Series 16           8.00%               June 1, 1998                $250         1,300,000               --           325
Series 17           7.50%               September 1, 1998           $250         1,400,000               --           350
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     $2,313        $3,353
=========================================================================================================================

(1) Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.

(2)   Liquidation preference per share equals redemption price per share.

(3) Issued as depositary shares each representing a one-fifth interest in the corresponding series of preferred stock.

(4) Issued as depositary shares each representing a one-twentieth interest in the corresponding series of preferred stock.

(5) Also redeemable on any of the dividend repricing dates through August 15, 2004.

(6) Issued as depositary shares each representing a one-tenth interest in the corresponding series of preferred stock.

      All dividends on the Company's perpetual preferred stock are payable quarterly and, with the exception of the Series 16, 17, S, and T Preferred Stock, all dividends are cumulative. Only the holders of Series J and K Preferred Stock have voting rights. Holders of Series J and K Preferred Stock are entitled to three votes per share when voting together as a class with the Citigroup common stock on all matters submitted to a vote of the Company's stockholders.

      Dividends on the Series O Preferred Stock are payable at 8.25% through August 15, 1999 and thereafter at a rate equal to the five-year treasury rate plus an amount equal to 2.25% and increasing to 3% for all dividend periods ending after August 15, 2004. The dividend rate through August 15, 2004 on the Series O Preferred Stock cannot be less than 7% or greater than 14%, and thereafter cannot be less than 8% or greater than 16%.

      Dividends on Series Q and R Preferred Stock are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rate on the Series Q and R Preferred Stock was 5.0% for 1998.

      Dividends on the Series V Preferred Stock are payable at 5.86% through February 15, 2006 and thereafter at rates determined quarterly by a formula based on certain interest rate indices, subject to a minimum rate of 6% and a maximum rate of 12%. The rate of dividends on the Series V Preferred Stock is subject to adjustment based upon the applicable percentage of the dividends received deduction.

      The Second and Third Series as well as the Series 16 Preferred Stock were redeemed by the Company in the first half of 1998. The Series 8A and 17 Preferred Stock were redeemed on August 15, 1998 and September 1, 1998, respectively.

      In February 1999, Citigroup redeemed the Series J Preferred Stock.

Regulatory Capital

Citigroup and Citicorp are subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB), and their U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown below.

      To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1998 and 1997, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized." At December 31, 1998, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

                                 Minimum                              Citibank,
In Millions of Dollars       Requirement     Citigroup     Citicorp        N.A.
-------------------------------------------------------------------------------
Tier 1 capital                                 $41,777      $23,084     $19,291
Total capital(1)                                55,008       33,858      28,783
Tier 1 capital ratio                4.00%         8.68%        8.44%       8.41%
Total capital ratio(1)              8.00%        11.43%       12.38%      12.55%
Leverage ratio(2)                   3.00%+        6.03%        6.68%       6.32%
===============================================================================

(1)   Total capital includes Tier 1 and Tier 2.

(2)   Tier 1 capital divided by adjusted average assets.

      The combined insurance subsidiaries' statutory capital and surplus at December 31, 1998 and 1997 was $12.843 billion (including Citicorp Life Insurance Company) and $10.505 billion, respectively, and are subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income, determined in accordance with statutory accounting practices, for the years ended December 31, 1998, 1997, and 1996 was $2.255 billion (including Citicorp Life Insurance Company), $1.794 billion, and $843 million (which includes $285 million for Aetna P&C in the first quarter of 1996), respectively.

      TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $504 million of statutory surplus is available in 1999 for such dividends without the prior approval of the Connecticut Insurance Department.

      TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department.

      Certain of the Company's U.S. and non-U.S. broker-dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 1998 are as follows:

                                                                                                              In Millions of Dollars
                                                                                                                         Excess over
                                                                                                  Net Capital                minimum
Subsidiary                               Jurisdiction                                           or equivalent            requirement
------------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc(1)              U.S. Securities and Exchange Commission Uniform Net
                                           Capital Rule (Rule 15c3-1)                                  $3,195                 $2,841
Salomon Brothers International Limited   United Kingdom's Securities and Futures Authority              4,972                  1,090
Salomon Smith Barney Japan Limited(2)    Japan's Ministry of Finance                                      688                    375
Salomon Brothers AG                      Germany's Banking Supervisory Authority                          236                    150
The Robinson-Humphrey Company LLC        U.S. Securities and Exchange Commission Uniform Net
                                           Capital Rule (Rule 15c3-1)                                      79                     78
====================================================================================================================================

(1) On September 1, 1998, Salomon Brothers Inc and Smith Barney Inc. merged to form Salomon Smith Barney Inc.

(2) Prior to April 1, 1998, this entity was known as Salomon Brothers Asia Limited.

See Note 12 for additional restrictions on stockholders' equity.

19. CHANGES IN EQUITY FROM NONOWNER SOURCES

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and display of equity from nonowner sources and its components in a full set of general purpose financial statements. Equity from nonowner sources and its components have been reported, net of tax, in the Consolidated Statement of Changes in Stockholders' Equity with all earlier periods restated to reflect the adoption of SFAS No. 130.

      Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources for the three-year period ended December 31, 1998 are as follows:

                                                                     Accumulated
                                        Net              Adjustment        Other
                                 Unrealized      Foreign        for   Changes in
                                   Gains on     Currency    Minimum  Equity from
                                 Investment  Translation    Pension     Nonowner
In Millions of Dollars           Securities   Adjustment  Liability      Sources
--------------------------------------------------------------------------------
Balance, Jan. 1, 1996                  $ 888        $(426)     $(114)      $ 348
Unrealized gains on investment
  securities, net of tax of $279        440                                 440
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($93)          (183)                               (183)
Foreign currency translation
  adjustment, net of tax of $28                      (57)                   (57)
Adjustment for minimum
  pension liability, net of
  tax of $61                                                    114         114
-------------------------------------------------------------------------------
Current period change                   257          (57)       114         314
-------------------------------------------------------------------------------
Balance, Dec. 31, 1996                1,145         (483)        --         662
Unrealized gains on investment
  securities, net of tax of $746      1,166                               1,166
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($376)         (619)                               (619)
Foreign currency translation
  adjustment, net of tax of $26                     (152)                  (152)
-------------------------------------------------------------------------------
Current period change                   547         (152)        --         395
-------------------------------------------------------------------------------
Balance, Dec. 31, 1997                1,692         (635)        --       1,057
Unrealized gains on investment
  securities, net of tax of $95         237                                 237
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($270)         (570)                               (570)
Foreign currency translation
  adjustment, net of tax of $11                       57                     57
-------------------------------------------------------------------------------
Current period change                  (333)          57         --        (276)
-------------------------------------------------------------------------------
Balance, Dec. 31, 1998               $1,359        $(578)        --       $ 781
===============================================================================

20. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In Millions, Except Per Share Amounts            1998         1997         1996
-------------------------------------------------------------------------------
Income from continuing operations            $  5,807     $  6,705     $  7,073
Discontinued operations                            --           --         (334)
Preferred dividends                              (216)        (279)        (319)
-------------------------------------------------------------------------------
Income available to common stockholders
  for basic EPS                                 5,591        6,426        6,420
Effect of dilutive securities                      24           36           56
-------------------------------------------------------------------------------
Income available to common stockholders
  for diluted EPS                            $  5,615     $  6,462     $  6,476
===============================================================================
Weighted average common shares
  outstanding applicable to basic EPS         2,242.4      2,247.9      2,271.6
-------------------------------------------------------------------------------
Effect of dilutive securities:
  Convertible securities                         11.8         25.2         44.9
  Options                                        40.2         52.4         52.6
  Warrants                                        2.3          7.0          5.0
  Restricted stock                               18.5         25.2         19.8
-------------------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS       2,315.2      2,357.7      2,393.9
===============================================================================
Basic earnings per share
Continuing operations                        $   2.49     $   2.86     $   2.97
Discontinued operations                            --           --        (0.14)
-------------------------------------------------------------------------------
                                             $   2.49     $   2.86     $   2.83
===============================================================================
Diluted earnings per share
Continuing operations                        $   2.43     $   2.74     $   2.84
Discontinued operations                            --           --        (0.13)
-------------------------------------------------------------------------------
                                             $   2.43     $   2.74     $   2.71
===============================================================================

      During 1998, 1997 and 1996, weighted average options of 19.1 million shares, 8.5 million shares and 4.1 million shares with weighted average exercise prices of $62.57 per share, $45.79 per share and $25.83 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

21. INCENTIVE PLANS

The Company has adopted a number of compensation plans to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company and to encourage employee stock ownership. At December 31, 1998, 166,005,302 shares were available for grant under Citigroup's stock option and restricted stock plans.

Stock Option Plans

The Company has a number of stock option plans that provide for the granting of stock options to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, options granted under Travelers predecessor plans and options granted since the date of the merger vest over a five-year period and are exercisable only if the optionee is employed by the Company. Generally, 50% of the options granted under Citicorp predecessor plans prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of grant, and, generally, 50% of the options granted under Citicorp predecessor plans during the period from 1995 until the date of the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Certain of the plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

      To further encourage employee stock ownership, during 1997 the WealthBuilder stock option program was introduced. Under this program, eligible Travelers employees meeting certain requirements were granted stock options. These options vest over a five-year period and do not carry a reload feature.

      Options granted in 1995 and 1996 included five-year performance-based stock options granted to key Citicorp employees. Performance-based options granted in 1995 and 1996 were at prices ranging from equivalent Citigroup stock prices of $25.95 to $28.05, equal to Citicorp market prices on the respective dates of grant, and expire in 2000 and 2001. One-half vested in 1996 when Citicorp's stock price reached an equivalent Citigroup stock price of $40 per share, and the balance vested in 1997 when such price reached $46 per share.

      During 1998, a group of key Citicorp employees was granted 6,340,000 performance-based stock options at an equivalent Citigroup strike price of $48.25. The performance-based options will vest when Citigroup's common stock price reaches $80 per share, provided that the price remains at or above $80 for ten of thirty consecutive trading days. The performance-based options expire in January 2003.

      Vesting and expense related to performance-based options are summarized in the following table (all options are equivalent Citigroup options).

                                           1998           1997           1996
-----------------------------------------------------------------------------
Options vested during the year               --      5,984,375(1)   6,068,750(1)
After-tax expense recognized for
  all grants (in millions of dollars)       $43            $45            $70
Options unvested at year-end          6,050,000(2)          --      6,059,375(1)
=============================================================================

(1)   Relates to 1995 and 1996 grants.

(2)   Relates to 1998 grants.

      The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting, and this expense is recognized over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. All of the expense related to vested grants has been recognized.

Information with respect to stock options granted under Citigroup stock option plans is as follows:

                                                       1998                       1997                       1996
                                     ----------------------     ----------------------     ----------------------
                                                   Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                                   Exercise                   Exercise                   Exercise
                                          Shares      Price          Shares      Price          Shares      Price
-----------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       135,209,280     $27.97     144,844,309     $17.38     167,538,127     $13.35
Granted-original                      97,520,913      48.90      34,986,547      43.92      25,612,348      25.74
Granted-reload                        20,048,464      62.04      33,958,262      41.11      30,770,388      24.17
Forfeited                             (8,655,070)     35.75      (3,312,603)     27.48      (6,290,001)     14.98
Exercised                            (39,427,536)     30.30     (75,267,235)     20.97     (72,786,553)     14.12
-----------------------------------------------------------------------------------------------------------------
Outstanding, end of year             204,696,051      40.46     135,209,280      27.97     144,844,309      17.38
-----------------------------------------------------------------------------------------------------------------
Exercisable at year end               48,557,341                 44,631,411                 66,594,479
=================================================================================================================

The following table summarizes information about stock options outstanding under Citigroup stock option plans at December 31, 1998:

                                            Options Outstanding                  Options Exercisable
                                     --------------------------    ---------------------------------
                                                       Weighted
                                                        Average    Weighted                 Weighted
                                                    Contractual     Average                  Average
                                           Number          Life    Exercise        Number   Exercise
Range of Exercise Prices              Outstanding     Remaining       Price   Exercisable      Price
----------------------------------------------------------------------------------------------------
$ 3.48--$ 9.99                          8,692,019     3.0 years      $ 7.92     8,484,432     $ 7.94
$10.00--$19.99                         26,869,225     5.2 years       14.26    16,902,712      14.13
$20.00--$29.99                         21,121,814     5.4 years       25.14     6,496,106      25.50
$30.00--$39.99                          5,727,682     7.5 years       32.74       392,639      33.82
$40.00--$49.99                        110,229,906     9.0 years       46.62     2,249,406      44.70
$50.00--$59.99                          7,661,969     7.6 years       53.69     2,886,842      54.62
$60.00--$69.99                         21,965,268     6.4 years       63.04     9,363,704      62.37
$70.00--$73.00                          2,428,168     4.5 years       72.49     1,781,500      73.00
----------------------------------------------------------------------------------------------------
$ 3.48--$73.00                        204,696,051     7.5 years       40.46    48,557,341      30.02
====================================================================================================

The Restricted Stock Plans

The Company through its Capital Accumulation Plan and other restricted stock programs, issues shares of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two or three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service during the restricted period. Participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

      Information with respect to restricted stock awards is as follows:

                                                  1998         1997         1996
--------------------------------------------------------------------------------
Shares awarded                              10,444,673   14,342,269   17,483,573
Weighted average fair market value
  per share                                     $50.12       $34.79       $20.31
After-tax compensation cost charged to
  earnings (in millions of dollars)               $243         $186         $129
================================================================================

      Certain employees of Salomon Smith Barney will receive Deferred Stock Awards (DSA's). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award which vests immediately upon grant, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three-year period. The entire award is forfeited if the participant leaves Salomon Smith Barney to join a competitor within three years after award date. Participants may elect to receive a portion of their award in the form of stock options. The basic portion of the award is expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January of 1999.

The Equity Partnership Plan (EPP)

Prior to 1998, qualifying Salomon Smith Barney employees received a portion of their compensation in the form of common stock under EPP. Under the terms of EPP payment of the stock is deferred for three years and the Company contributes an additional 25% of the deferred compensation to the participant's account. The award is forfeited if the participant leaves Salomon Smith Barney to join a competitor within three years after the award date. If a participant leaves other than by virtue of death, disability, retirement or as a result of downsizing during the three years following the award, the entire additional contribution of 25% is forfeited.

      Information with respect to EPP awards is as follows:

                                                            1997            1996
--------------------------------------------------------------------------------
Shares awarded                                         5,416,476       6,097,798
Fair market value per share                               $35.26          $26.55
After-tax compensation cost charged to
  earnings (in millions of dollars)                         $120             $90
================================================================================

Savings Incentive Plan

Under the Savings Incentive Plan, eligible employees receive awards equal to 3% of their covered salary. Employees of Citicorp have the option of receiving their award in cash or deferring some or all of it in various investment funds. The Company grants an additional award equal to the amount elected to be deferred by the employee. Several investment options are available, including common stock. Shares of Citigroup common stock delivered under the Savings Incentive Plan may be sourced from authorized but unissued shares, treasury shares, or purchased in the open market. The after-tax expense associated with the plan amounted to $68 million in 1998, $63 million in 1997, and $59 million in 1996.

Stock Purchase Plan

The 1997 offering under the Stock Purchase Plan allows eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares can be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan may be sourced from authorized but unissued shares, treasury shares or purchased in the open market.

      Following is the share activity under the 1997 fixed-price offering for the purchase of shares at the equivalent Citigroup price of $45.30 per share. The 1997 offering will expire on June 30, 1999.

                                                              1998          1997
--------------------------------------------------------------------------------
Outstanding agreements at beginning of year             10,189,380            --
Agreements entered into                                         --    11,172,458
Shares purchased                                         1,723,972       635,040
Canceled or terminated                                     920,302       348,038
--------------------------------------------------------------------------------
Outstanding agreements at year-end                       7,545,106    10,189,380
================================================================================

Deferred Compensation Plan

Under the Deferred Compensation Plan, adopted in 1995 by Citicorp, participants must defer 25% of their variable compensation awards into mandatory deferral accounts whose return equals the return on Citigroup common stock. Beginning with the 1996 awards, select participants are allowed to defer from 10% to 85% of the remainder of their variable compensation awards into voluntary deferral accounts, which may be allocated among a variety of investments, including an account whose return equals the return on Citigroup common stock. The amounts credited to the mandatory deferral accounts generally are payable to the participant in cash five years after they are credited. However, participants may elect to postpone cash distribution of the amounts in the mandatory deferral account by having such amounts credited to a voluntary deferral account.

Pro Forma Impact of SFAS No. 123

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance-based options) and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

      Alternatively, Financial Accounting Standards Board (FASB) rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Earnings per share dilution would be recognized as well.

      Under both methods, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged.

      Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, net income and net income per share would have been the pro forma amounts indicated below:

In Millions of Dollars, Except Per Share Amounts        1998      1997      1996
--------------------------------------------------------------------------------
Compensation expense
  related to stock
  option plans                As reported             $   70    $   72    $  113
                              Pro forma                  416       329       144
--------------------------------------------------------------------------------
Net income                    As reported             $5,807    $6,705    $6,739
                              Pro forma                5,522     6,516     6,713
--------------------------------------------------------------------------------
Basic earnings per share      As reported             $ 2.49    $ 2.86    $ 2.83
                              Pro forma                 2.36      2.78      2.82
--------------------------------------------------------------------------------
Diluted earnings per share    As reported             $ 2.43    $ 2.74    $ 2.71
                              Pro forma                 2.31      2.66      2.70
================================================================================

      The pro forma adjustments relate to stock options granted from 1995 through 1998 for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The pro forma information above reflects the compensation expense that would have been recognized under SFAS No. 123 for both Travelers and Citicorp. The fair values of stock-based awards are based on assumptions that were appropriate at the grant date and have not been restated to reflect the Merger.

      SFAS No. 123 requires that reload options be treated as separate grants from the related original option grants. Under the Company's reload program, upon exercise of an option, employees generally tender previously owned shares to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. New reload options are only granted if the Company's stock price has increased at least twenty percent over the exercise price of the option being reloaded, and vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

      Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

      The weighted average fair value of options granted under Travelers' option plans and under all plans after the Citicorp merger date during 1998, 1997, and 1996 was $10.82, $6.44, and $3.00 per share, respectively. The weighted average expected life of reload options was approximately one year and the weighted average expected life of original grants was approximately three years for 1998, 1997 and 1996. Additional valuation and related assumption information for Travelers' option plans and options granted after the Citicorp merger date are presented in the following table:

                                                          Weighted averages for
                                                         options granted during
-------------------------------------------------------------------------------
                                                 1998         1997         1996
-------------------------------------------------------------------------------
Valuation assumptions
Expected volatility                              37.0%        32.2%        28.5%
Risk-free interest rate                          4.72%        5.75%        5.58%
Expected annual dividends per share             $0.65        $0.47        $0.37
Expected annual forfeitures                         5%           5%           5%
===============================================================================

      The weighted average fair value of regular options granted under Citicorp's option plans prior to the merger date (equivalent Citigroup options) during 1998, 1997, and 1996 was $12.88, $12.60, and $6.59 per share, respectively. The weighted average fair value of the 1998 performance options was $9.62 per share and the weighted average fair value of the 1997 stock purchase offering was $6.71 per share. The weighted average expected life of options was six years for regular options and two years for the 1997 stock purchase offering. Additional valuation and related assumption information for Citicorp's stock-based plans are presented below:

                                                          Weighted averages for
                                                         options granted during
-------------------------------------------------------------------------------
                                                 1998         1997         1996
-------------------------------------------------------------------------------
Valuation assumptions
Expected volatility                                25%          25%          25%
Risk-free interest rate                          5.51%        6.30%        5.58%
Expected dividend yield                          2.44%        2.39%        3.27%
Expected annual forfeitures                         5%           5%           5%
===============================================================================

22. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension termination indemnity plans covering employees outside the United States. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S. plans and significant plans outside the U.S.

Net Benefit Expense

                                                                            Pension Plans   Postretirement Benefit Plans(1)
                                     ----------------------------------------------------   ----------------------------
                                                    U.S. Plans         Plans Outside U.S.                     U.S. Plans
-----------------------------------------------------------------------------------------   ----------------------------
In Millions of Dollars                1998      1997      1996     1998     1997     1996     1998       1997       1996
------------------------------------------------------------------------------------------------------------------------
Benefits earned during the year      $ 232     $ 197     $ 198     $ 60     $ 59     $ 64     $ 13       $ 12       $ 13
Interest cost on benefit obligation    443       412       390       80       76       77       62         63         62
Expected return on plan assets        (557)     (496)     (458)     (73)     (65)     (60)     (14)       (11)        (8)
Amortization of unrecognized:
  Net transition (asset) obligation    (18)      (21)      (20)       3        6        7       --         --         --
  Prior service cost                    18        14        10       --       --        1       --         (2)         1
  Net actuarial loss                     5         4        21        3        2        3       (6)        (5)        (9)
  Curtailment (gain) loss              (15)       --        --        2       --       --       --         --         --
------------------------------------------------------------------------------------------------------------------------
Net benefit expense                  $ 108     $ 110     $ 141     $ 75     $ 78     $ 92     $ 55       $ 57       $ 59
========================================================================================================================

(1) For plans outside the U.S., net postretirement benefit expense totaled $10 million in 1998, $8 million in 1997, and $6 million in 1996.

Prepaid Benefit Cost (Benefit Liability)

                                                                                                                Postretirement
                                                                                           Pension Plans         Benefit Plans(3)
                                                                ----------------------------------------       ---------------
                                                                      U.S. Plans(1)   Plans Outside U.S.(2)         U.S. Plans
------------------------------------------------------------------------------------------------------------------------------
In Millions of Dollars at Year-End                                1998      1997          1998      1997        1998      1997
------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                         $6,248    $5,633        $1,162    $1,149       $ 915     $ 878
Benefits earned during the year                                    232       197            60        59          13        12
Interest cost on benefit obligation                                443       412            80        76          62        63
Plan amendments                                                     31         3             3       (10)          3        (6)
Actuarial loss                                                     385       280           130        53          22        26
Benefits paid                                                     (287)     (270)          (66)      (59)        (63)      (58)
Acquisitions                                                        --        --            27        --          --        --
Expenses                                                           (10)       (7)           --        --          --        --
Curtailment                                                        (15)       --            (7)       --          --        --
Foreign exchange impact                                             --        --            50      (106)         --        --
------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                               $7,027    $6,248        $1,439    $1,162       $ 952     $ 915
==============================================================================================================================
Change in plan assets
Plan assets at fair value at beginning of year                  $6,675    $5,836        $  814    $  780       $ 163     $ 123
Actual return on plan assets                                     1,004     1,007            98        76          28        26
Company contributions                                               22       109           141        49          63        72
Employee contributions                                              --        --             5         5          --        --
Acquisitions                                                        --        --            24        --          --        --
Benefits paid                                                     (287)     (270)          (53)      (52)        (63)      (58)
Expenses                                                           (10)       (7)           --        --          --        --
Foreign exchange impact                                             --        --            27       (44)         --        --
------------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value at end of year                        $7,404    $6,675        $1,056    $  814       $ 191     $ 163
==============================================================================================================================
Reconciliation of prepaid (accrued) benefit cost and total
  amount recognized
Funded status of the plan                                       $  377    $  427        $ (383)   $ (348)      $(761)    $(752)
Unrecognized:
  Net transition (asset) obligation                                (16)      (33)           20        58          --        --
  Prior service cost                                               105        89             2        (1)        (11)      (16)
  Net actuarial (gain) loss                                       (153)      (84)          119        75         (59)      (72)
------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                           $  313    $  399        $ (242)   $ (216)      $(831)    $(840)
==============================================================================================================================
Amounts recognized in the statement of financial position
  consist of
Prepaid benefit cost                                            $  646    $  690        $   69    $   56       $  --     $  --
Accrued benefit liability                                         (406)     (334)         (338)     (287)       (831)     (840)
Intangible asset                                                    73        43            27        15          --        --
------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                           $  313    $  399        $ (242)   $ (216)      $(831)    $(840)
==============================================================================================================================

(1) For unfunded U.S. plans, the aggregate benefit obligation was $512 million and $403 million, and the aggregate accumulated benefit obligation was $393 million and $314 million at December 31, 1998 and 1997, respectively.

(2) For plans outside the U.S., the aggregate benefit obligation was $1,176 million and $992 million, and the fair value of plan assets was $732 million and $617 million at December 31, 1998 and 1997, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $308 million and $332 million, and the fair value of plan assets was $3 million and $87 million at December 31, 1998 and 1997, respectively, for plans whose accumulated benefit obligation exceeds plan assets.

(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $96 million and $62 million and the postretirement benefit liability was $33 million and $31 million at December 31, 1998 and 1997, respectively.

      The expected long-term rates of return on assets used in determining the Company's pension and postretirement expense are shown below.

                                          1998             1997            1996
-------------------------------------------------------------------------------
Rate of return on assets
U.S. plans                         9.0% to 9.5%             9.0%            9.0%
Plans outside the U.S.(1)          4.0% to 12.0%   4.5% to 13.0%   6.0% to 13.0%
===============================================================================

(1)   Excluding highly inflationary countries.

      The principal assumptions used in determining pension and post retirement benefit obligations for the Company's plans are shown below.

At Year-End                                            1998                1997
-------------------------------------------------------------------------------
Discount rate
  U.S. plans                                           6.75%        7.0% to 7.2%
  Plans outside the U.S.(1)                    3.0% to 12.0%       3.5% to 12.0%
Future compensation increase rate
  U.S. plans                                            4.5%        4.5% to 5.0%
  Plans outside the U.S.(1)                    1.5% to 10.0%       1.0% to 10.0%
Health care cost increase rate -- U.S. plans
  Following year                                 7.0% to 11%       8.0% to 12.0%
  Decreasing to                                 5.0% to 5.5%        5.0% to 5.5%
===============================================================================

(1)   Excluding highly inflationary countries.

      As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1998 by $37 million and the aggregate of the benefits earned and interest components of 1998 net postretirement benefit expense by $3 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 1998 by $37 million and the aggregate of the benefits earned and interest components of 1998 net postretirement benefit expense by $4 million.

23. TRADING SECURITIES, COMMODITIES, DERIVATIVES AND RELATED RISKS

Derivative and Foreign Exchange Contracts

                                                  Notional      Balance Sheet
                                         Principal Amounts    Credit Exposure(1)
----------------------------------------------------------    ---------------
In Billions of Dollars at Year-End         1998       1997      1998     1997
-----------------------------------------------------------------------------
Interest rate products
Futures contracts                      $  998.1   $1,080.2     $  --  $    --
Forward contracts                         698.8      626.1       0.9      0.4
Swap agreements                         3,181.4    1,972.1      22.9     15.3
Options                                   674.2      636.4       2.0      1.2
Foreign exchange products
Futures contracts                           5.1        0.9        --       --
Forward contracts                       1,644.0    1,432.5      26.0     29.8
Cross-currency swaps                      132.4       60.3       3.8      3.3
Options                                   440.6      426.5       5.2      4.3
Equity products                           163.5      127.0       7.2      4.0
Commodity products                         20.0       32.5       1.0      1.2
Credit derivative products                 28.7        6.9       0.2       --
-----------------------------------------------------------------------------
                                                                69.2     59.5
Effects of master netting
  agreements at Citicorp(2)                                    (29.1)   (24.1)
Effects of securitization(3)                                    (2.7)    (0.8)
-----------------------------------------------------------------------------
                                                               $37.4  $  34.6
=============================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.

(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The effect of master netting agreements at Salomon Smith Barney is reflected in the individual line items for each of the products in the table above.

(3) Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust.

      Citigroup enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations and redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. Through the effective use of derivatives, Citigroup has been able to modify the volatility of its revenue from asset and liability positions. Derivative instruments with leverage features are not utilized in connection with risk management activities. The preceding table presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at December 31, 1998 and 1997, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

      Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

      Citigroup also sells various financial instruments that have not been purchased (short sales). In order to sell securities short, the securities are borrowed or received as collateral in conjunction with short-term financing agreements and, at a later date, must be delivered (i.e. replaced) with like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed.

      Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the balance sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

      Balance sheet credit exposure represents the current cost of replacing the contracts and is equal to the amount of Citigroup's unrealized gain. A substantial majority of the total balance sheet exposure was to counterparties considered by Citigroup to be investment grade and was under three years tenor. The balance sheet credit exposure of foreign currency derivative contracts for which the recognition of revaluation gains had been suspended amounted to $14 million and $59 million at December 31, 1998 and 1997. For the three years ended December 31, 1998, there were no material credit losses related to derivative and foreign exchange contracts. During 1998 and 1997, credit losses related to foreign currency derivative contracts totaled $154 million and $35 million, respectively. Recoveries in 1998 were $16 million.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                     Notional Principal Amounts                   Percentage of 1998 Amount Maturing
---------------------------------------------------------------  ---------------------------------------------------
                                            Dec. 31,   Dec. 31,  Within     1 to     2 to     3 to     4 to    After
In Billions of Dollars                          1998       1997  1 Year  2 Years  3 Years  4 Years  5 Years  5 Years
--------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                           $   28.6   $   29.3      78%      16%       3%       2%       1%      --%
Forward contracts                                6.5        6.9     100       --       --       --       --       --
Swap agreements                                113.7      122.8      35       12       12        9       12       20
Option contracts                                 9.9       20.1      47       21        9        5        3       15
Foreign exchange products
Futures and forward contracts                   68.2       67.2      95        3        1        1       --       --
Cross-currency swaps                             4.8        4.8       5       14        9       18       41       13
====================================================================================================================

End-User Interest Rate Swaps and Net Purchased Options as of December 31, 1998

                                                Remaining Contracts Outstanding--Notional Principal Amounts
-----------------------------------------------------------------------------------------------------------
In Billions of Dollars at Year-End                   1998      1999      2000      2001      2002      2003
-----------------------------------------------------------------------------------------------------------
Receive fixed swaps                                 $78.5     $63.0     $51.2     $39.1     $29.7     $16.8
Weighted-average fixed rate                           6.4%      6.4%      6.5%      6.5%      6.4%      6.7%
Pay fixed swaps                                      20.4       9.8       8.4       7.2       6.6       5.5
Weighted-average fixed rate                           6.0%      6.3%      6.3%      6.4%      6.4%      6.4%
Basis swaps                                          14.8       0.5       0.4       0.3       0.2       0.2
Purchased caps (including collars)                    4.0       1.7        --        --        --        --
Weighted-average cap rate purchased                   6.8%      7.0%       --%       --%       --%       --%
Purchased floors                                      2.9       0.7       0.7       0.1       0.1       0.1
Weighted-average floor rate purchased                 4.9%      5.1%      5.1%      5.8%      5.8%      5.8%
Written floors related to purchased caps (collars)    0.5       0.5       0.1        --        --        --
Weighted-average floor rate written                   6.5%      6.5%      6.5%       --%       --%       --%
Written caps related to other purchased caps(1)       2.5       2.4       2.4       2.2       1.7       1.4
Weighted-average cap rate written                     9.8%      9.8%      9.8%      9.8%     10.6%     10.7%
-----------------------------------------------------------------------------------------------------------
Three-month forward LIBOR rates(2)                    5.1%      5.3%      5.3%      5.4%      5.5%      5.7%
===========================================================================================================

(1) Includes written options related to purchased options embedded in other financial instruments.

(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1998, provided for reference.

      The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1998 with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citigroup's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

      The majority of derivative positions used in Citigroup's asset and liability management activities are established via intercompany transactions with independently managed Citigroup dealer units, with the dealer acting as a conduit to the marketplace.

      Citigroup's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1998 interest rate futures, swaps and options with a notional principal amount of $23.3 billion were closed out which resulted in a net deferred gain of approximately $302 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately $245 million at December 31, 1998, which will be amortized into earnings over the remaining life of the original contracts (approximately 46% in 1999, 36% in 2000, and 18% in subsequent years), consistent with the risk management strategy.

24. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citigroup's total credit exposure. Although Citigroup's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivative, and foreign exchange businesses.

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

                                                                  1998          1997
----------------------------------------------------------------------  ------------
                                                             Estimated     Estimated
                                                            Fair Value    Fair Value
                                                          In Excess of  In Excess of
                                                            (Less Than)   (Less Than)
                                     Carrying   Estimated     Carrying      Carrying
In Billions of Dollars at Year-End      Value  Fair Value        Value         Value
------------------------------------------------------------------------------------
Assets                                 $630.1      $637.7        $ 7.6        $ 6.8
Liabilities                             559.4       560.8         (1.4)        (0.3)
End-user derivative and foreign
  exchange contracts                      0.6         2.7          2.1          1.1
Credit card securitizations                --        (0.6)        (0.6)        (0.3)
-----------------------------------------------------------------------------------
Subtotal                                                           7.7          7.3
Deposits with no fixed maturity(1)                                 2.8          3.3
-----------------------------------------------------------------------------------
Total                                                            $10.5        $10.6
===================================================================================


(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The decrease during 1998 was primarily due to lower spreads between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the *73 following table, in which the estimated fair value is shown as being equal to the carrying value.

      Citigroup's financial instruments, as defined in accordance with applicable requirements, include financial assets and liabilities recorded on the balance sheet as well as off-balance sheet instruments such as derivative and foreign exchange contracts and credit card securitizations. To better reflect Citigroup's values subject to market risk and to illustrate the interrelationships that characterize risk management strategies, the table above also provides estimated fair value data for the expected time period until runoff of existing deposits with no fixed maturity.

      In the aggregate, estimated fair values exceeded the carrying values by approximately $10.5 billion at December 31, 1998. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into. The changes from the prior year are primarily due to a higher value of derivative contracts and loans due to a lower interest rate environment in the U.S. and certain markets outside the U.S., offset by fair value declines related to deposits, deposits with no fixed maturity, long-term debt, and credit card securitizations as a result of the same interest rate environment.

      Additional detail is provided in the following table. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and contractholder funds amounts exclude certain insurance contracts. Also, in accordance with the applicable requirements the disclosures also exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

      The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivative and foreign exchange contracts, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

      Fair values of credit card securitizations reflect the various components of these transactions but principally arise from fixed rates payable to certificate holders. Under the applicable requirements, the estimated fair value of deposits with no fixed maturity in the following table excludes the premium values available in the market for such deposits, and the estimated value is shown in the table as being equal to the carrying value.

                                                     1998                  1997
-------------------------------------------------------------------------------
                                     Carrying   Estimated  Carrying   Estimated
In Billions of Dollars at Year-End      Value  Fair Value     Value  Fair Value
-------------------------------------------------------------------------------
Assets and related
  instruments
Investments                            $103.7      $103.7    $ 91.6      $ 91.6
Federal funds sold and securities
  borrowed or purchased under
  agreements to resell                   94.8        94.8     120.0       120.0
Trading account assets                  119.8       119.8     180.1       180.1
Loans(1)                                210.5       218.2     187.9       194.6
  Related derivatives                     0.2         0.6       0.3         0.5
Other financial assets(2)               101.3       101.2      84.3        84.4
  Credit card securitizations              --        (0.6)       --        (0.3)
  Related derivatives                     0.1         0.5       0.5         0.5
-------------------------------------------------------------------------------
Liabilities and related
  instruments
Deposits                                228.6       229.0     199.1       198.9
  Related derivatives                    (0.3)       (0.6)     (0.4)       (0.7)
Federal funds purchased and
  securities loaned or sold under
  agreements to repurchase               81.0        81.0     132.1       132.1
Trading account liabilities              94.6        94.6     127.2       127.2
Contractholder funds
  With defined maturities                 3.3         3.3       2.3         2.3
  Without defined maturities             10.4        10.2       9.7         9.5
Long-term debt                           48.7        50.1      47.4        48.3
  Related derivatives                    (0.1)       (1.1)     (0.2)       (0.9)
Other financial liabilities(3)           92.8        92.6      73.9        73.7
  Related derivatives                     0.1         0.1        --         0.1
===============================================================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $4.8 billion and $4.7 billion of lease finance receivables in 1998 and 1997, respectively.

(2) Includes cash and cash equivalents, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the balance sheet.

(3) Includes brokerage payables, separate and variable accounts, investment banking and brokerage borrowings, and short-term borrowings for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the balance sheet.

      The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $7.7 billion at year-end 1998 compared with $6.7 billion at year-end 1997, an improvement of $1.0 billion. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $4.9 billion, an improvement of $1.2 billion from year-end 1997, and for commercial loans net of the allowance by $2.8 billion, which was a decline of $0.2 billion from year-end 1997.

      The improvement in estimated fair values in excess of carrying values of consumer loans primarily reflects the acquisition of the UCS portfolio and lower interest rates in the U.S. and certain countries in the Asia Pacific region, slightly offset by a decline in the credit quality of loans in Latin America. The estimated fair values in excess of carrying values of commercial loans declined slightly from year-end 1997 due to a decline in the credit quality of loans in Latin America.

      The estimated fair value of credit card securitizations was $0.6 billion less than their carrying value at December 31, 1998, which is $0.3 billion lower than December 31, 1997, when the carrying value also exceeded the estimated fair value by $0.3 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

      The decline in the estimated fair value of interest-bearing deposits and long-term debt reflects lower market interest rates since the deposits were taken or the debt was issued.

      For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 1998 and 1997 was $2.5 billion and $1.9 billion, respectively, for contracts whose fair value exceeds carrying value, and $0.4 billion and $0.8 billion at December 31, 1998 and 1997, respectively, for contracts whose carrying value exceeds fair value.

26. PLEDGED ASSETS AND COMMITMENTS

Pledged Assets

At December 31,1998, the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 41, or pledged by the Company was as follows:

In Millions of Dollars                                           1998       1997
--------------------------------------------------------------------------------
For securities sold under agreements to repurchase           $119,206   $160,853
As collateral for securities borrowed of approximately
  equivalent value                                             82,796     59,216
As collateral on bank loans                                     3,584      7,293
To clearing organizations or segregated under
  securities laws and regulations                              10,793      2,165
For securities loaned                                           7,752      7,879
As collateral for letters of credit                                23         44
Other                                                           9,370      3,321
--------------------------------------------------------------------------------
                                                             $233,524   $240,771
================================================================================

      In addition, included in cash and cash equivalents at December 31, 1998 and 1997 is $2,358 million and $2,034 million, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

      At December 31, 1998 the Company had $2.2 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

Lease Commitments

Rental expense (principally for offices and computer equipment) was $1,058 million, $1,030 million and $982 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      Future minimum annual rentals under noncancellable leases, net of sublease income, are as follows:

In Millions of Dollars
--------------------------------------------------------------------------------
1999                                                                      $  739
2000                                                                         645
2001                                                                         568
2002                                                                         466
2003                                                                         371
Thereafter                                                                 1,497
--------------------------------------------------------------------------------
                                                                          $4,286
================================================================================

      The Company and certain of Salomon Smith Barney's subsidiaries together have an option to purchase the buildings presently leased for Salomon Smith Barney's executive offices and New York City operations at the expiration of the lease term.

Loan Commitments

In Billions of Dollars at Year-End                                 1998     1997
--------------------------------------------------------------------------------
Unused commercial commitments to make or purchase loans,
  to purchase third-party receivables, and to provide
  note issuance or revolving underwriting facilities             $132.6   $107.0
Unused credit card and other consumer
  revolving commitments                                          $227.8   $135.6
================================================================================

      The increase during 1998 in unused credit card and other consumer revolving commitments resulted primarily from the acquisition of UCS.

      The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.3 billion at December 31, 1998 and $5.8 billion at December 31, 1997.

Loans Sold with Credit Enhancements

                                            Amounts
---------------------------------------------------
In Billions of Dollars at Year-End     1998    1997   Form of Credit Enhancement
--------------------------------------------------------------------------------
Residential mortgages and other
  loans sold with recourse(1)         $ 6.1   $ 8.1     Recourse obligation $2.4
                                                        in 1998 and $4.7 in 1997
GNMA sales/servicing agreements(2)      1.0     1.0           Secondary recourse
                                                                      obligation
Securitized credit card receivables    44.3    26.8   Primarily net revenue over
                                                     the life of the transaction
================================================================================

(1)   Residential mortgages represent 57% of amounts in 1998 and 92% in 1997.

(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

      Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, summarized above.

      Net revenue on securitized credit card receivables is realized over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $30 million at December 31, 1998 and $20 million at December 31, 1997. Net revenue from securitized credit card receivables included in other income was $1.3 billion, $559 million, and $907 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Financial Guarantees

Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

      Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $11.1 billion at December 31, 1998 and $9.8 billion at December 31, 1997, and performance standby letters of credit.

                                                                               1998           1997
--------------------------------------------------------------------------------------------------
                                        Expire Within   Expire After   Total Amount   Total Amount
In Billions of Dollars at Year-End             1 Year         1 Year    Outstanding    Outstanding
--------------------------------------------------------------------------------------------------
Insurance, surety                                $2.0           $4.7          $ 6.7          $ 7.4
Options, purchased securities,
  and escrow                                      0.7            0.1            0.8            1.0
Clean payment                                     1.9            0.4            2.3            1.5
Backstop state, county, and
  municipal securities                            0.3            0.2            0.5            0.7
Other debt related                                4.6            1.9            6.5            6.2
--------------------------------------------------------------------------------------------------
Total(1)                                         $9.5           $7.3          $16.8          $16.8
==================================================================================================

(1) Total is net of cash collateral of $2.0 billion in 1998 and $1.5 billion in 1997. Collateral other than cash covered 27% of the total in 1998 and 26% in 1997.

      In addition, TAP underwrote insurance guaranteeing the securities of other issuers, primarily corporate and industrial revenue bond issuers. The aggregate gross amount of guarantees of principal and interest for such securities was $5.1 billion and $5.6 billion at December 31, 1998 and 1997, respectively. Included in these amounts are financial guarantees representing TAP's participation in the Municipal Bond Insurance Association's guarantee of municipal bond obligations of $4.8 billion and $5.3 billion at December 31, 1998 and 1997, respectively. The bonds are generally rated A or above, and TAP's participation has been reinsured. At December 31, 1998, the scheduled maturities for these guarantees, net of TAP's participation in the municipal bond guarantee pools, was $8 million, $9 million, $6 million, $6 million and $188 million for 1999, 2000, 2001, 2002 and 2003 and thereafter, respectively.

Other Commitments

Salomon Smith Barney and a principal broker-dealer subsidiary have each provided a portion of a residual value guarantee in the amount of $586 million in connection with the lease of the buildings occupied by Salomon Smith Barney's executive offices and New York operations.

      The Company makes commitments to fund partnership investments and transfers receivables to third parties with recourse from time to time. The off-balance sheet risks of these financial instruments were not significant at December 31, 1998 or 1997.

27. CONTINGENCIES

In the ordinary course of business, the Company and/or its subsidiaries are defendants or co-defendants in various litigation matters, other than environmental and asbestos property and casualty insurance claims. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

28. CITIGROUP (PARENT COMPANY ONLY)

Condensed Statement of Income

                                                        Year Ended December 31,
-------------------------------------------------------------------------------
In Millions of Dollars                               1998       1997       1996
-------------------------------------------------------------------------------
Revenues                                           $   29     $    1     $    1
-------------------------------------------------------------------------------
Expenses:
  Interest                                            218        171        162
  Other                                               158        143        126
-------------------------------------------------------------------------------
Total                                                 376        314        288
-------------------------------------------------------------------------------
Pre-tax loss                                         (347)      (313)      (287)
Income tax benefit                                    130        112        103
-------------------------------------------------------------------------------
Loss before equity in net
  income of subsidiaries                             (217)      (201)      (184)
Equity in net income of subsidiaries from
  continuing operations                             6,024      6,906      7,257
Equity in net income of subsidiaries from
  discontinued operations                              --         --       (334)
-------------------------------------------------------------------------------
Net income                                         $5,807     $6,705     $6,739
===============================================================================

Condensed Statement of Financial Position

                                                                   December 31,
-------------------------------------------------------------------------------
In Millions of Dollars                                          1998       1997
-------------------------------------------------------------------------------
Assets
Investment in and advances to:
  Bank and bank holding company subsidiaries                 $22,712    $21,134
  Other subsidiaries                                          25,804     23,977
Cost of acquired businesses in excess of net assets              409        422
Other--principally investments                                 1,697        430
-------------------------------------------------------------------------------
Total                                                        $50,622    $45,963
===============================================================================
Liabilities
Advances from and payables to subsidiaries                   $ 2,078    $    29
Short-term borrowings                                            991         --
Junior subordinated debentures, held by subsidiary trusts      1,748      1,026
Long-term debt                                                 2,422      1,695
Other                                                            309        721
Redeemable preferred stock, held by subsidiary                   226        226
Redeemable preferred stock--Series I                             140        280
ESOP preferred stock--Series C                                    --        153
Guaranteed ESOP obligation                                        --        (18)

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares:
  30 million), at aggregate liquidation value                  2,313      3,353
Common stock ($.01 par value; authorized shares:
  6.0 billion; issued shares: 1998--2,402,070,912 shares
  and 1997--2,512,680,182 shares                                  24         25
Additional paid-in capital                                     8,905     12,471
Retained earnings                                             35,971     32,002
Treasury stock, at cost (1998--144,095,466 shares;
  1997--232,757,097 shares)                                   (4,789)    (6,595)
Accumulated other changes in equity from
  nonowner sources                                               781      1,057
Unearned compensation                                           (497)      (462)
-------------------------------------------------------------------------------
Stockholders' equity                                          42,708     41,851
-------------------------------------------------------------------------------
Total                                                        $50,622    $45,963
===============================================================================

Condensed Statement of Cash Flows

                                                        Year Ended December 31,
-------------------------------------------------------------------------------
In Millions of Dollars                                 1998      1997      1996
-------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                          $ 5,807   $ 6,705   $ 6,739
Adjustments to reconcile net income to cash
  provided by operating activities:
    Equity in net income of subsidiaries             (6,024)   (6,906)   (6,923)
    Dividends received from subsidiaries, net         2,996     1,324     1,808
    Receivables from and payables
      to subsidiaries, net                           (1,921)       37      (130)
    Other, net                                        2,955     4,183     3,907
-------------------------------------------------------------------------------
Net cash provided by operating activities             3,813     5,343     5,401
-------------------------------------------------------------------------------
Cash flows from investing activities
Capital contributions to subsidiary                  (1,276)     (521)   (1,140)
Other, principally investments                       (1,130)      240      (408)
-------------------------------------------------------------------------------
Net cash used in investing activities                (2,406)     (281)   (1,548)
-------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                       (1,846)   (1,692)   (1,530)
Issuance of common stock                                418       434       537
Issuance of preferred stock                              --     1,000       250
Redemption of preferred stock                        (1,040)     (850)     (112)
Stock tendered for payment of withholding taxes        (520)     (384)     (201)
Treasury stock acquired                              (3,085)   (3,447)   (3,711)
Issuance of long-term debt                            1,000        --        --
Issuance of junior subordinated debentures              722        --     1,026
Payments and redemptions of long-term debt             (250)     (185)     (100)
Change in short-term borrowings                         991        --        --
Proceeds from advances from subsidiaries              2,049        --        --
Other, net                                              154        62       (12)
-------------------------------------------------------------------------------
Net cash used in financing activities                (1,407)   (5,062)   (3,853)
-------------------------------------------------------------------------------
Change in cash and cash equivalents                 $    --   $    --   $    --
===============================================================================
Supplemental disclosure of cash
  flow information
Cash paid during the period for interest            $   202   $   180   $   157
Cash received during the period for taxes               712       569       263
===============================================================================

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        1998                                1997
--------------------------------------------------------------------------------------------------------------------------------
In Millions of Dollars, Except Per Share Amounts           Fourth    Third   Second    First   Fourth    Third   Second    First
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                            $19,439  $17,594  $19,961  $19,437  $18,763  $18,821  $17,773  $16,949
Total revenues, net of interest expense                    12,754   10,421   12,965   12,796   12,139   12,422   11,703   11,518
Total provisions for benefits, claims, and credit losses    2,899    2,925    2,703    2,589    2,562    2,457    2,494    2,398
Total operating expenses                                    8,793    6,339    6,680    6,739    7,367    7,460    6,132    6,162
Income before income taxes and minority interest            1,062    1,157    3,582    3,468    2,210    2,505    3,077    2,958
Provision for income taxes                                    320      375    1,290    1,249      713      906    1,120    1,094
Minority interest, net of income taxes                         65       53       52       58       59       55       49       49
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                $   677  $   729  $ 2,240  $ 2,161  $ 1,438  $ 1,544  $ 1,908  $ 1,815
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.28  $  0.30  $  0.97  $  0.94  $  0.61  $  0.66  $  0.82  $  0.77
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.28  $  0.30  $  0.94  $  0.90  $  0.59  $  0.63  $  0.78  $  0.74
--------------------------------------------------------------------------------------------------------------------------------
Common stock price per share
High                                                      $53.250  $72.938  $73.500  $63.375  $57.375  $49.078  $44.078  $38.922
Low                                                        28.500   37.125   59.125   45.125   43.125   42.000   30.828   29.172
Close                                                      49.688   37.500   60.625   60.000   53.875   45.547   42.047   32.000
Dividends per share of common stock(1)                      0.180    0.125    0.125    0.125    0.100    0.100    0.100    0.100
================================================================================================================================

(1)   Amounts represent Travelers' historical dividends per common share.

      Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock do not add to the totals for the years.

      The selected quarterly financial data gives retroactive effect to the mergers with Citicorp and Salomon (Note 2) in transactions accounted for as pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if the companies had always been combined. The fourth quarter of 1998 includes a $703 million after-tax ($1,122 million pre-tax) restructuring charge associated with business improvement and integration initiatives, and $65 million of merger-related costs. As a result of the Salomon Merger, in the fourth quarter of 1997, Salomon Smith Barney recorded an after-tax restructuring charge of $496 million ($838 million pre-tax) primarily for severance and costs related to excess or unused office space, facilities and other assets. In the second and fourth quarters of 1998, $191 million after-tax ($324 million pre-tax) and $18 million after-tax ($30 million pre-tax) of this reserve was released as a result of negotiations on a sub-lease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. The third quarter of 1997 includes a $550 million after-tax ($880 million pre-tax) restructuring charge related to Citicorp. In the fourth quarter of 1998, $24 million after-tax ($38 million pre-tax) of this reserve was released.

                 "THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK"

FINANCIAL DATA SUPPLEMENT

Average Balances and Interest Rates, Taxable Equivalent Basis(1)(2)(3)

                                                           Average Volume               Interest Revenue           % Average Rate
-------------------------------------------------------------------------   ----------------------------    ---------------------
In Millions of Dollars                         1998       1997       1996       1998      1997      1996     1998    1997    1996
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents
In U.S. offices                            $  3,199   $  2,416   $  1,847   $      1   $    --   $     1     0.03      --    0.05
In offices outside the U.S.(4)                1,087      1,114      1,568         21        16        19     1.93    1.44    1.21
--------------------------------------------------------------------------------------------------------
Total                                         4,286      3,530      3,415         22        16        20     0.51    0.45    0.59
--------------------------------------------------------------------------------------------------------
Deposits at interest with banks(4)           14,313     14,003     12,559      1,070       995       858     7.48    7.11    6.83
--------------------------------------------------------------------------------------------------------
Investments
  In U.S. offices
    Taxable                                  59,254     57,661     48,415      3,731     3,828     3,265     6.30    6.64    6.74
    Exempt from U.S. income tax              13,059      8,613      6,383        946       724       556     7.24    8.41    8.71
  In offices outside the U.S.(4)             24,628     20,729     15,189      2,441     1,661     1,342     9.91    8.01    8.84
--------------------------------------------------------------------------------------------------------
Total                                        96,941     87,003     69,987      7,118     6,213     5,163     7.34    7.14    7.38
--------------------------------------------------------------------------------------------------------
Federal funds sold and securities borrowed
or purchased under agreements to resell
In U.S. offices                              78,096     76,034     68,171      6,087     5,326     4,257     7.79    7.00    6.24
In offices outside the U.S.(4)               57,122     51,074     37,825      2,511     2,527     2,094     4.40    4.95    5.54
--------------------------------------------------------------------------------------------------------
Total                                       135,218    127,108    105,996      8,598     7,853     6,351     6.36    6.18    5.99
--------------------------------------------------------------------------------------------------------
Brokerage receivables
In U.S. offices                              14,307      7,643      7,341      1,087       857       645     7.60   11.21    8.79
In offices outside the U.S.(4)                8,742      5,934      4,668        200        73        37     2.29    1.23    0.79
--------------------------------------------------------------------------------------------------------
Total                                        23,049     13,577     12,009      1,287       930       682     5.58    6.85    5.68
--------------------------------------------------------------------------------------------------------
Trading account assets(5)(6)
In U.S. offices                              71,307     75,916     69,500      3,171     2,899     2,620     4.45    3.82    3.77
In offices outside the U.S.(4)               59,211     71,539     57,316      1,624     2,160     2,087     2.74    3.02    3.64
--------------------------------------------------------------------------------------------------------
Total                                       130,518    147,455    126,816      4,795     5,059     4,707     3.67    3.43    3.71
--------------------------------------------------------------------------------------------------------
Loans (net of unearned income)(7)
Consumer loans
  In U.S. offices                            71,068     65,652     61,913      7,820     7,250     6,937    11.00   11.04   11.20
  In offices outside the U.S.(4)             51,664     51,274     51,282      6,384     6,308     6,489    12.36   12.30   12.65
--------------------------------------------------------------------------------------------------------
Total consumer loans                        122,732    116,926    113,195     14,204    13,558    13,426    11.57   11.60   11.86
--------------------------------------------------------------------------------------------------------
Commercial loans
  In U.S. offices
    Commercial and industrial                11,215     10,171      8,697        915       876       807     8.16    8.61    9.28
    Mortgage and real estate                  6,017      6,386      8,268        616       678       748    10.24   10.62    9.05
    Loans to financial institutions             324        499        481         27        40        36     8.33    8.02    7.48
    Lease financing                           2,958      3,048      3,219        189       205       211     6.39    6.73    6.55
  In offices outside the U.S.(4)             64,639     50,791     43,387      6,981     5,411     4,867    10.80   10.65   11.22
--------------------------------------------------------------------------------------------------------
Total commercial loans                       85,153     70,895     64,052      8,728     7,210     6,669    10.25   10.17   10.41
--------------------------------------------------------------------------------------------------------
Total loans                                 207,885    187,821    177,247     22,932    20,768    20,095    11.03   11.06   11.34
--------------------------------------------------------------------------------------------------------
Other interest-earning assets                 6,577      4,338      1,393        747       511       117    11.36   11.78    8.40
--------------------------------------------------------------------------------------------------------
Total interest-earning assets               618,787    584,835    509,422   $ 46,569   $42,345   $37,993     7.53    7.24    7.46
                                                                            =====================================================
Non-interest-earning assets(5)              111,755     93,485     82,368
-------------------------------------------------------------------------
Total assets                               $730,542   $678,320   $591,790
=================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 of Notes to Consolidated Financial Statements.

(3) For certain amounts associated with Travelers, monthly or quarterly averages have been used as daily averages are unavailable.

(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

(7)   Includes cash-basis loans.

Average Balances and Interest Rates, Taxable Equivalent Basis(1)(2)(3)

                                                                Average Volume              Interest Expense          % Average Rate
------------------------------------------------------------------------------   ---------------------------    --------------------
In Millions of Dollars                                1998      1997      1996      1998      1997      1996    1998    1997    1996
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits
In U.S. offices
  Savings deposits(7)                             $ 31,179  $ 27,149  $ 25,927   $   919    $  811    $  756    2.95    2.99    2.92
  Other time deposits                               10,997    12,302    12,556       498       610       782    4.53    4.96    6.23
In offices outside the U.S.(4)                     149,982   128,546   116,565    10,229     8,192     7,436    6.82    6.37    6.38
------------------------------------------------------------------------------------------------------------
Total                                              192,158   167,997   155,048    11,646     9,613     8,974    6.06    5.72    5.79
------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices                                     83,094    85,817    77,026     6,612     6,251     4,897    7.96    7.28    6.36
In offices outside the U.S.(4)                      51,649    55,321    38,524     2,860     2,969     2,420    5.54    5.37    6.28
------------------------------------------------------------------------------------------------------------
Total                                              134,743   141,138   115,550     9,472     9,220     7,317    7.03    6.53    6.33
------------------------------------------------------------------------------------------------------------
Brokerage payables
In U.S. offices                                     11,555     6,103     5,962       264       155        69    2.28    2.54    1.16
In offices outside the U.S.(4)                      13,454     5,394     4,847        24        57        55    0.18    1.06    1.13
------------------------------------------------------------------------------------------------------------
Total                                               25,009    11,497    10,809       288       212       124    1.15    1.84    1.15
------------------------------------------------------------------------------------------------------------
Trading account liabilities(5)(6)
In U.S. offices                                     34,037    44,881    42,107       165       147       157    0.48    0.33    0.37
In offices outside the U.S.(4)                      40,178    42,882    33,584       112       178       175    0.28    0.42    0.52
------------------------------------------------------------------------------------------------------------
Total                                               74,215    87,763    75,691       277       325       332    0.37    0.37    0.44
------------------------------------------------------------------------------------------------------------
Investment banking and brokerage borrowings
In U.S. offices                                     13,554     8,259     5,869       587       543       382    4.33    6.57    6.51
In offices outside the U.S.(4)                       1,773     3,369     3,482       151       104        56    8.52    3.09    1.61
------------------------------------------------------------------------------------------------------------
Total                                               15,327    11,628     9,351       738       647       438    4.82    5.56    4.68
------------------------------------------------------------------------------------------------------------
Short-term borrowings
In U.S. offices                                      9,641     7,663     6,267       669       578       525    6.94    7.54    8.38
In offices outside the U.S.(4)                       5,948     5,101     3,672       951       713       628   15.99   13.98   17.10
------------------------------------------------------------------------------------------------------------
Total                                               15,589    12,764     9,939     1,620     1,291     1,153   10.39   10.11   11.60
------------------------------------------------------------------------------------------------------------
Long-term debt
In U.S. offices                                     44,440    41,394    38,154     2,812     2,568     2,447   6.33     6.20    6.41
In offices outside the U.S.(4)                       3,528     4,448     4,356       347       412       426   9.84     9.26    9.78
------------------------------------------------------------------------------------------------------------
Total                                               47,968    45,842    42,510     3,159     2,980     2,873   6.59     6.50    6.76
------------------------------------------------------------------------------------------------------------
Other interest-bearing liabilities                      --        --     1,234        --        --        54     --       --    4.38
------------------------------------------------------------------------------------------------------------
Mandatorily redeemable securities of
subsidiary trusts                                    3,687     2,958       937       295       236        71   8.00     7.98    7.58
------------------------------------------------------------------------------------------------------------========================
Demand deposits in U.S. offices                     10,747    11,166    12,368
Other non-interest-bearing liabilities(5)          168,088   145,185   121,407
Redeemable preferred stock                             246       403       543
Total stockholders' equity                          42,765    39,979    36,403
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $730,542  $678,320  $591,790   $27,495   $24,524   $21,336
====================================================================================================================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(8)                                $337,168  $318,353  $285,690   $11,730   $10,675   $ 9,654   3.48     3.35    3.38
In offices outside the U.S.(8)                     281,619   266,482   223,732     7,344     7,146     7,003   2.61     2.68    3.13
------------------------------------------------------------------------------------------------------------
Total                                             $618,787  $584,835  $509,422   $19,074   $17,821   $16,657   3.08     3.05    3.27
====================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 of Notes to Consolidated Financial Statements.

(3) For certain amounts associated with Travelers, monthly or quarterly averages have been used as daily averages are unavailable.

(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.

(8) Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Net Interest Revenue

                                                                       1998 vs. 1997                    1997 vs. 1996
------------------------------------------------------------------------------------    -----------------------------
                                                       Increase (Decrease)              Increase (Decrease)
                                                         Due to Change In:                Due to Change In:
                                                       -------------------              -------------------
                                                         Average   Average       Net      Average   Average      Net
In Millions of Dollars on a Taxable Equivalent Basis (1)  Volume      Rate    Change(2)   Volume       Rate   Change(2)
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                $    --   $     6   $     6     $    (6)    $   2   $    (4)
--------------------------------------------------------------------------------------------------------------------
Deposits at interest with banks(3)                            22        53        75         102        35       137
--------------------------------------------------------------------------------------------------------------------
Investments
In U.S. offices                                              400      (275)      125         789       (58)      731
In offices outside the U.S.(3)                               345       435       780         453      (134)      319
--------------------------------------------------------------------------------------------------------------------
Total                                                        745       160       905       1,242      (192)    1,050
--------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities borrowed or purchased
  under agreements to resell
In U.S. offices                                              148       613       761         520       549     1,069
In offices outside the U.S.(3)                               282      (298)      (16)        674      (241)      433
--------------------------------------------------------------------------------------------------------------------
Total                                                        430       315       745       1,194       308     1,502
--------------------------------------------------------------------------------------------------------------------
Brokerage receivables
In U.S. offices                                              571      (341)      230          27       185       212
In offices outside the U.S.(3)                                45        82       127          12        24        36
--------------------------------------------------------------------------------------------------------------------
Total                                                        616      (259)      357          39       209       248
--------------------------------------------------------------------------------------------------------------------
Trading account assets(4)
In U.S. offices                                             (184)      456       272         245        34       279
In offices outside the U.S.(3)                              (350)     (186)     (536)        464      (391)       73
--------------------------------------------------------------------------------------------------------------------
Total                                                       (534)      270      (264)        709      (357)      352
--------------------------------------------------------------------------------------------------------------------
Loans--consumer
In U.S. offices                                              596       (26)      570         414      (101)      313
In offices outside the U.S.(3)                                48        28        76          (1)     (180)     (181)
--------------------------------------------------------------------------------------------------------------------
Total                                                        644         2       646         413      (281)      132
--------------------------------------------------------------------------------------------------------------------
Loans--commercial
In U.S. offices                                               36       (88)      (52)        (50)       47        (3)
In offices outside the U.S.(3)                             1,495        75     1,570         799      (255)      544
--------------------------------------------------------------------------------------------------------------------
Total                                                      1,531       (13)    1,518         749      (208)      541
--------------------------------------------------------------------------------------------------------------------
Total loans                                                2,175       (11)    2,164       1,162      (489)      673
--------------------------------------------------------------------------------------------------------------------
Other interest-earning assets                                255       (19)      236         332       62        394
--------------------------------------------------------------------------------------------------------------------
Total interest revenue                                     3,709       515     4,224       4,774      (422)    4,352
====================================================================================================================
Deposits
In U.S. offices                                               95       (99)       (4)         38      (155)     (117)
In offices outside the U.S.(3)                             1,433       604     2,037         763        (7)      756
--------------------------------------------------------------------------------------------------------------------
Total                                                      1,528       505     2,033         801      (162)      639
--------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities loaned or sold
  under agreements to repurchase
In U.S. offices                                             (203)      564       361         595       759     1,354
In offices outside the U.S.(3)                              (201)       92      (109)        940      (391)      549
--------------------------------------------------------------------------------------------------------------------
Total                                                       (404)      656       252       1,535       368     1,903
--------------------------------------------------------------------------------------------------------------------
Brokerage payables
In U.S. offices                                              126       (17)      109           2        84        86
In offices outside the U.S.(3)                                40       (73)      (33)          6        (4)        2
--------------------------------------------------------------------------------------------------------------------
Total                                                        166       (90)       76           8        80        88
--------------------------------------------------------------------------------------------------------------------
Trading account liabilities(4)
In U.S. offices                                              (41)       59        18          10       (20)      (10)
In offices outside the U.S.(3)                               (11)      (55)      (66)         42       (39)        3
--------------------------------------------------------------------------------------------------------------------
Total                                                        (52)        4       (48)         52       (59)       (7)
--------------------------------------------------------------------------------------------------------------------
Investment banking and brokerage borrowings
In U.S. offices                                              271      (227)       44         157         4       161
In offices outside the U.S.(3)                               (68)      115        47          (2)       50        48
--------------------------------------------------------------------------------------------------------------------
Total                                                        203      (112)       91         155        54       209
--------------------------------------------------------------------------------------------------------------------
Short-term borrowings
In U.S. offices                                              140       (49)       91         109       (56)       53
In offices outside the U.S.(3)                               127       111       238         214      (129)       85
--------------------------------------------------------------------------------------------------------------------
Total                                                        267        62       329         323      (185)      138
--------------------------------------------------------------------------------------------------------------------
Long-term debt
In U.S. offices                                              192        52       244         203       (82)      121
In offices outside the U.S.(3)                               (89)       24       (65)          9       (23)      (14)
--------------------------------------------------------------------------------------------------------------------
Total                                                        103        76       179         212      (105)      107
--------------------------------------------------------------------------------------------------------------------
Other interest-bearing liabilities                            --        --        --         (27)      (27)      (54)
--------------------------------------------------------------------------------------------------------------------
Mandatorily redeemable securities of subsidiary trusts        58         1        59         161         4       165
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                     1,869     1,102     2,971       3,220       (32)    3,188
--------------------------------------------------------------------------------------------------------------------
Net interest revenue                                     $ 1,840   $  (587)  $ 1,253     $ 1,554     $(390)  $ 1,164
====================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."

(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(4) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

Ratios

                                                     1998       1997       1996
-------------------------------------------------------------------------------
Net income to average assets                         0.79%      0.99%      1.14%
Return on common stockholders' equity(1)            13.95%     17.49%     19.42%
Return on total stockholders' equity(2)             13.52%     16.70%     18.41%
Total average equity to average assets               5.85%      5.89%      6.15%
Dividends declared per common
  share as a percentage of income per
  common share, assuming dilution(3)                22.8%      14.6%      11.1%
===============================================================================

(1) Based on income less total preferred stock dividends as a percentage of average common stockholders' equity.

(2) Based on net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.

(3) Dividend amounts represent Travelers' historical dividends per common share.

Loans Outstanding

In Millions of Dollars at Year-End       1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------
Consumer loans
In U.S. offices
  Mortgage and real estate          $  29,962   $  28,084   $  27,173   $  25,862   $  24,231
  Installment, revolving
    credit, and other                  47,869      42,415      41,489      37,321      34,002
  Lease financing                          --          --          --          --          32
---------------------------------------------------------------------------------------------
                                       77,831      70,499      68,662      63,183      58,265
---------------------------------------------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate             19,456      17,685      18,379      18,240      16,830
  Installment, revolving
    credit, and other                  36,048      32,179      33,905      32,521      29,303
  Lease financing                         484         544         754         765         732
---------------------------------------------------------------------------------------------
                                       55,988      50,408      53,038      51,526      46,865
---------------------------------------------------------------------------------------------
                                      133,819     120,907     121,700     114,709     105,130
Unearned income                        (1,564)     (1,417)     (1,532)     (1,606)     (1,583)
---------------------------------------------------------------------------------------------
Consumer loans--net                   132,255     119,490     120,168     113,103     103,547
---------------------------------------------------------------------------------------------
Commercial loans
In U.S. offices
  Commercial and industrial            12,279      10,841       8,458       9,255      10,152
  Mortgage and real estate              5,344       5,960       6,789       8,729      11,032
  Loans to financial
    institutions                          173         371       1,035         365         297
  Lease financing                       2,951       3,087       3,017       3,239       3,271
---------------------------------------------------------------------------------------------
                                       20,747      20,259      19,299      21,588      24,752
---------------------------------------------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial            55,828      47,417      36,901      32,966      27,120
  Mortgage and real estate              1,792       1,651       1,815       1,901       1,995
  Loans to financial
    institutions                        8,008       6,480       4,837       4,229       3,263
  Governments and official
    institutions                        2,132       2,376       2,252       2,180       3,265
  Lease financing                       1,386       1,092       1,294       1,098         934
---------------------------------------------------------------------------------------------
                                       69,146      59,016      47,099      42,374      36,577
---------------------------------------------------------------------------------------------
                                       89,893      79,275      66,398      63,962      61,329
Unearned income                          (190)       (159)       (110)       (169)       (177)
---------------------------------------------------------------------------------------------
Commercial loans--net                  89,703      79,116      66,288      63,793      61,152
---------------------------------------------------------------------------------------------
Total loans--net of
  unearned income                     221,958     198,606     186,456     176,896     164,699
Allowance for credit
  losses                               (6,617)     (6,137)     (5,743)     (5,561)     (5,337)
---------------------------------------------------------------------------------------------
Total loans--net of
  unearned income
  and allowance for
  credit losses                     $ 215,341   $ 192,469   $ 180,713   $ 171,335   $ 159,362
=============================================================================================

Loan Maturities and Sensitivity to Changes in Interest Rates

                                                       Over 1
                                       Due Within  but Within      Over
In Millions of Dollars at Year-End         1 Year     5 Years   5 Years    Total
--------------------------------------------------------------------------------

Maturities of the gross
   commercial loan portfolio
In U.S. offices
   Commercial and industrial loans        $ 4,258     $ 5,754   $ 2,267  $12,279
   Mortgage and real estate                   972       1,741     2,631    5,344
   Loans to financial institutions             67          87        19      173
   Lease financing                            880       1,129       942    2,951
In offices outside the U.S.                51,701      13,486     3,959   69,146
--------------------------------------------------------------------------------

Total commercial loan portfolio           $57,878     $22,197   $ 9,818  $89,893
================================================================================

Sensitivity of loans due after one
   year to changes in interest rates(1)
Loans at predetermined interest rates                 $ 5,703   $ 4,423
Loans at floating or adjustable
   interest rates                                      16,494     5,395
--------------------------------------------------------------------------------

Total                                                 $22,197   $ 9,818
================================================================================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 of Notes to Consolidated Financial Statements.

Cash-Basis, Renegotiated, and Past Due Loans(1)

In Millions of Dollars at Year-End     1998     1997     1996     1995     1994
-------------------------------------------------------------------------------

Commercial
   cash-basis loans
Collateral dependent
   (at lower of cost or
   collateral value)(2)              $  394   $  258   $  263   $  779   $1,347
Other(3)                              1,201      806      642      755      770
-------------------------------------------------------------------------------

Total                                $1,595   $1,064   $  905   $1,534   $2,117
===============================================================================

Commercial
   cash-basis loans
In U.S. offices                      $  463   $  296   $  292   $  925   $1,547
In offices outside the U.S.(3)        1,132      768      613      609      570
-------------------------------------------------------------------------------

Total                                $1,595   $1,064   $  905   $1,534   $2,117
===============================================================================

Commercial
   renegotiated loans
In U.S. offices                      $   --   $   20   $  264   $  309   $  563
In offices outside the U.S.              45       39       57      112      155
-------------------------------------------------------------------------------

Total                                $   45   $   59   $  321   $  421   $  718
===============================================================================

Consumer loans on which
   accrual of interest had
   been suspended
In U.S. offices(4)                   $  815   $  998   $1,184   $1,466   $1,586
In offices outside the U.S.           1,458      993    1,071    1,247    1,066
-------------------------------------------------------------------------------

Total                                $2,273   $1,991   $2,255   $2,713   $2,652
===============================================================================

Accruing loans 90 or more
   days delinquent(5)
In U.S. offices(4)                   $  562   $  606   $  696   $  499   $  415
In offices outside the U.S.             532      467      422      498      460
-------------------------------------------------------------------------------

Total                                $1,094   $1,073   $1,118   $  997   $  875
===============================================================================

(1) For a discussion of risks in the consumer loan portfolio, see page 15, and of commercial cash-basis loans, see pages 19, 21 and 22.

(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3) Includes foreign currency derivative contracts with a balance sheet credit exposure of $14 million and $59 million at December 31, 1998 and 1997, respectively, for which the recognition of revaluation gains has been suspended.

(4) Excludes $10 million and $11 million of consumer loans on which accrual of interest had been suspended and $30 million and $27 million of accruing loans 90 or more days delinquent related to loans held for sale at December 31, 1998 and 1997, respectively.

(5) Includes consumer loans of $1.1 billion, $1.0 billion, $1.0 billion, $951 million, and $828 million at December 31, 1998, 1997, 1996, 1995, and 1994, respectively, of which $267 million, $240 million, $239 million, $208 million, and $150 million, respectively, are government-guaranteed student loans.

Other Real Estate Owned and Assets
Pending Disposition

In Millions of Dollars at Year-End     1998     1997     1996     1995     1994
-------------------------------------------------------------------------------

Consumer(1)                          $  254   $  275   $  459   $  535   $  577
Commercial(1)                           496      698    1,309      946    1,378
-------------------------------------------------------------------------------

Total                                $  750   $  973   $1,768   $1,481   $1,955
===============================================================================

Assets pending disposition(2)        $  100   $   96   $  160   $  205   $  195
===============================================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.

(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.

Foregone Interest Revenue on Loans(1)

                                              In U.S.   In Non-U.S.      1998
In Millions of Dollars                        Offices       Offices     Total
-----------------------------------------------------------------------------

Interest revenue that would have been
   accrued at original contractual rates(2)      $122          $353      $475
Amount recognized as interest revenue(2)           73            78       151
-----------------------------------------------------------------------------

Foregone interest revenue                        $ 49          $275      $324
=============================================================================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Details of Credit Loss Experience

In Millions of Dollars                 1998     1997     1996     1995     1994
-------------------------------------------------------------------------------

Allowance for credit losses
   at beginning of year              $6,137   $5,743   $5,561   $5,337   $4,547
-------------------------------------------------------------------------------

Provision for credit losses           2,751    2,197    2,200    2,176    2,034
Gross credit losses
Consumer(1)
In U.S. offices                       1,726    1,736    1,562    1,347    1,284
In offices outside the U.S.           1,009      868      876      825      594
Commercial
Mortgage and real estate
   In U.S. offices                       13       21       27      118      200
   In offices outside the U.S.           58       47       32       25       48
Governments and official
   institutions outside the U S.          3       --       --       37       --
Loans to financial institutions
   in offices outside the U.S.           97        7       12       11       --
Commercial and industrial
   In U.S. offices                       62        7       29       40       57
   In offices outside the U.S.          343      109      159      137       64
-------------------------------------------------------------------------------

                                      3,311    2,795    2,697    2,540    2,247
-------------------------------------------------------------------------------

Credit recoveries
Consumer (1)
In U.S. offices                         235      273      257      260      239
In offices outside the U.S.             262      234      216      187      147
Commercial
Mortgage and real estate
   In U.S. offices                       83       47       88       26       15
   In offices outside the U.S.           10        7        8       21        8
Governments and official
   institutions outside the U S.         10       36       81       52      240
Loans to financial institutions
   in offices outside the U.S.           16       17        1        1        3
Commercial and industrial
   In U.S. offices                       21       58       44       80       64
   In offices outside the U.S.           30       54       44       46      248
-------------------------------------------------------------------------------

                                        667      726      739      673      964
-------------------------------------------------------------------------------

Net credit losses
In U.S. offices                       1,462    1,386    1,229    1,139    1,223
In offices outside the U.S.           1,182      683      729      728       60
-------------------------------------------------------------------------------

                                      2,644    2,069    1,958    1,867    1,283
-------------------------------------------------------------------------------

Other--net(2)                           373      266      (60)     (85)      39
-------------------------------------------------------------------------------

Allowance for credit losses
   at end of year                    $6,617   $6,137   $5,743   $5,561   $5,337
===============================================================================

Net consumer credit losses           $2,238   $2,097   $1,965   $1,725   $1,492
As a percentage of average
   consumer loans                      1.82     1.79     1.74     1.61     1.60
===============================================================================

Net commercial credit
   losses (recoveries)               $  406   $  (28)  $   (7)  $  142   $ (209)
As a percentage of average
   commercial loans                    0.48       NM       NM     0.23       NM
===============================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.

(2) Primarily includes net transfers from (to) the reserves for securitization activities and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses is contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

NM  Not Meaningful.

Average Deposit Liabilities in Offices Outside the U.S.(1)

                                                          1998                         1997                        1996
--------------------------------------------------------------     ------------------------    ------------------------

                                       Average         Average      Average         Average     Average         Average
In Millions of Dollars at Year-End     Balance   Interest Rate      Balance   Interest Rate     Balance   Interest Rate
--------------------------------------------------------------     ------------------------    ------------------------
Banks(2)                              $ 18,559            8.46%    $ 15,326            7.33%   $ 10,528            8.44%
Other demand deposits                   33,466            3.49       31,833            2.99      28,801            3.27
Other time and savings deposits(2)     107,999            6.94       90,610            6.75      85,176            6.58
-----------------------------------------------------------------------------------------------------------------------

Total                                 $160,024            6.39     $137,769            5.95    $124,505            5.97
=======================================================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 23 of Notes to Consolidated Financial Statements.

(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

Time Deposits in U.S. Offices Maturity Profile

In Millions of Dollars                  Under 3   Over 3 to 6   Over 6 to 12   Over 12
($100,000 or More) at Year-End 1998      Months        Months         Months    Months
--------------------------------------------------------------------------------------
Certificates of deposit                  $2,854          $361           $584      $255
Other time deposits                         573           106             92       117
======================================================================================

Short-Term and Other Borrowings(1)

                               Federal Funds Purchased
                             and Securities Sold Under
                              Agreements to Repurchase              Commercial Paper           Other Funds Borrowed(2)
------------------------------------------------------    --------------------------    ---------------------------
In Millions of Dollars    1998        1997        1996      1998      1997      1996       1998      1997      1996
-------------------------------------------------------------------------------------------------------------------
Amounts outstanding
   at year-end        $ 81,025    $132,103    $113,567    $4,031    $5,920    $2,795    $12,081    $8,108    $6,958
Average outstanding
   during the year     134,743     141,138     115,550     6,010     4,366     3,898      9,579     8,398     6,041
Maximum month-end
   outstanding         163,421     170,110     136,806     9,393     6,090     4,372     12,081     9,949     6,958
-------------------------------------------------------------------------------------------------------------------

Weighted-average
   interest rate
===================================================================================================================

During the year(3)        7.03%       6.53%       6.33%     5.57%     5.57%     5.49%     13.26%    12.47%    15.54%
===================================================================================================================

At year-end(4)            4.94%       5.92%       5.79%     5.36%     5.71%     6.12%     12.14%     9.04%     8.81%
===================================================================================================================


                             Investment Banking and
                               Brokerage Borrowings
---------------------------------------------------
In Millions of Dollars   1998       1997       1996
---------------------------------------------------

Amounts outstanding
   at year-end        $14,040    $11,464    $10,020
Average outstanding
   during the year     15,327     11,628      9,351
Maximum month-end
   outstanding         20,576     13,174     10,020
---------------------------------------------------

Weighted-average
   interest rate
===================================================

During the year(3)       4.82%      5.56%      4.68%
===================================================

At year-end(4)           4.59%      5.80%      5.69%
===================================================

(1) Original maturities of less than one year.

(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.

(3) Interest rates include the effects of risk management activities. See Notes 12 and 23 of Notes to Consolidated Financial Statements.

(4) Based on contractual rates at year-end.

Cross-Marketing

Among the benefits of the Citicorp/Travelers Group merger is the ability to offer a broader number of products to customers through Citigroup's various organizations. The Company's cross-marketing efforts before the merger focused on the distribution channels of the Primerica sales force and the Financial Consultants of Salomon Smith Barney. With the merger, the number of distribution channels has expanded.

      In addition to marketing the products provided by their respective member companies, the employees and agents of Citigroup cross-market other Company products, as follows:

o The Primerica sales force markets Citibank EZ Checking accounts and small business checking accounts and lending products to their customers. Primerica also sells Smith Barney mutual funds, Travelers Property Casualty auto and homeowners insurance (TRAVELERS SECURE(R)), Commercial Credit personal loans and Travelers Bank & Trust, fsb real-estate secured loans ($.A.F.E.(R) loan and $.M.A.R.T. loan(R)), and Travelers Life & Annuity variable annuities. In addition, Primerica is testing sales of Citibank credit cards and Travelers Life & Annuity long term care insurance.

o Investment employees at Citibank branches are marketing Travelers Life & Annuity variable annuities and SSB Citi Asset Management mutual funds.

o Salomon Smith Barney Financial Consultants are marketing Travelers Life & Annuity annuities and long term care insurance, Citibank mortgage loans, and SSB Citi Asset Management mutual funds.

o Commercial Credit branches are testing sales of Citibank EZ Checking accounts.

o The call centers for Citibank's credit card operation refer cardholders to Travelers Property Casualty for auto and homeowners insurance. Citibank Cards also markets Commercial Credit real estate-secured loans.

o Insurance agents representing Travelers Property Casualty market Citibank EZ Checking accounts, student loans, credit cards, and small business loans to their customers.

o Travelers Property Casualty claim offices market Travelers Life & Annuity payout annuities to claimants receiving structured settlements.

o Salomon Smith Barney institutional sales representatives and Citibank corporate relationship managers jointly market their transaction services, asset management, lending and liquidity, trading, and underwriting capabilities.

      The Company has established a cross-marketing legal review committee which reviews proposed cross-marketing programs to ensure compliance with applicable banking, securities and insurance laws and regulations. In addition, to ensure that there are proper controls around the use of customer information, the committee reviews any information sharing under the programs.

Property-Casualty Insurance Services--
Other Information

Selected Product Information

The following table sets forth by product line net written premiums for Commercial Lines and Personal Lines for the year ended 1998. Many larger National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the following table.

1998 Net Written Premiums

                                                   Amount of       Percentage of
                                                 Net Written   Total Net Written
In Millions of Dollars                              Premiums            Premiums
--------------------------------------------------------------------------------

Product Line
Commercial Lines
   Commercial multi-peril                             $1,436               31.1%
   Workers' compensation                               1,179               25.6
   Commercial automobile                                 781               16.9
   General liability                                     539               11.7
   Property                                              281                6.1
   Fidelity and surety                                   209                4.5
   Other                                                 189                4.1
-------------------------------------------------------------------------------

Total Commercial Lines                                $4,614              100.0%
-------------------------------------------------------------------------------

Personal Lines
   Automobile                                         $2,328               66.7%
   Homeowners and other                                1,162               33.3
-------------------------------------------------------------------------------

Total Personal Lines                                  $3,490              100.0%
===============================================================================

Property and Casualty Reserves

Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by line of business, coverage and year.

      The following table sets forth the year-end reserves from 1988 through 1998 and the subsequent changes in those reserves, presented on a historical basis for the Company. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1988-1995 have not been restated to include the property-casualty insurance businesses acquired by the Company from Aetna Services, Inc. in 1996 ("Aetna P&C"). Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1988-1998 year-end reserves and the subsequent changes in those reserves. For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1988 included $4 million for a loss that is finally settled in 1998 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1988-1997 shown in the following table.

      Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1988-1998 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Claims, Asbestos Claims and Cumulative Injury Other Than Asbestos Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

      Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the following table. This mechanism affords the Company significant financial protection against adverse development on this block of net reserves.

      Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table. The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company's subsidiaries filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $37 million, $31 million, and $14 million for the years 1998, 1997, and 1996, respectively.

                                                                                                          Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  1988      1989      1990      1991      1992       1993        1994        1995
In Millions of Dollars                             (1)       (1)       (1)       (1)       (1)        (1)         (1)         (1)
---------------------------------------------------------------------------------------------------------------------------------
Reserves for Loss and Loss Adjustment
   Expense Originally Estimated                $ 8,116   $ 8,947   $ 9,239   $ 9,406   $ 9,873   $ 10,190    $ 10,251    $ 10,102
Cumulative amounts paid as of
One year later                                   2,147     2,430     2,419     2,135     2,206      1,900       1,852       1,521
Two years later                                  3,632     3,992     3,932     3,584     3,554      3,221       2,888       2,809
Three years later                                4,706     5,095     4,993     4,594     4,561      3,988       4,055       3,903
Four years later                                 5,487     5,878     5,755     5,375     5,160      4,941       4,933
Five years later                                 6,080     6,479     6,351     5,851     5,963      5,652
Six years later                                  6,555     6,966     6,746     6,547     6,576
Seven years later                                6,963     7,304     7,325     7,090
Eight years later                                7,262     7,822     7,812
Nine years later                                 7,736     8,258
Ten years later                                  8,142
Reserves re-estimated as of
One year later                                   8,292     9,099     9,358     9,446    10,013     10,151       9,942       9,848
Two years later                                  8,497     9,220     9,470     9,755    10,112     10,116       9,766       9,785
Three years later                                8,698     9,408     9,897    10,038    10,142      9,990       9,851       9,789
Four years later                                 8,912     9,953    10,325    10,154    10,148     10,153       9,883
Five years later                                 9,488    10,421    10,478    10,251    10,364     10,180
Six years later                                  9,970    10,616    10,614    10,495    10,399
Seven years later                               10,150    10,755    10,870    10,524
Eight years later                               10,306    11,019    10,905
Nine years later                                10,598    11,043
Ten years later                                 10,624
---------------------------------------------------------------------------------------------------------------------------------

Cumulative deficiency (redundancy)               2,508     2,096     1,666     1,118       526        (10)       (368)       (313)
=================================================================================================================================

Gross liability--end of year                                                                     $ 13,805    $ 13,872    $ 14,715
Reinsurance recoverables                                                                            3,615       3,621       4,613
---------------------------------------------------------------------------------------------------------------------------------

Net liability--end of year                                                                       $ 10,190    $ 10,251    $ 10,102
=================================================================================================================================

Gross reestimated liability--latest                                                              $ 13,959    $ 13,933    $ 14,420
Reestimated reinsurance recoverables--latest                                                        3,779       4,050       4,631
---------------------------------------------------------------------------------------------------------------------------------

Net reestimated liability--latest                                                                $ 10,180    $  9,883    $  9,789
=================================================================================================================================

Gross cumulative deficiency (redundancy)                                                         $    154    $     61    $   (295)
=================================================================================================================================

                                                       Year Ended December 31,
                                               -------------------------------
                                                   1996        1997       1998
In Millions of Dollars                              (2)         (2)        (2)
------------------------------------------------------------------------------

Reserves for Loss and Loss Adjustment
   Expense Originally Estimated                $ 21,816    $ 21,406    $20,763
Cumulative amounts paid as of
One year later                                    3,704       4,025
Two years later                                   6,600
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Reserves re-estimated as of
One year later                                   21,345      21,083
Two years later                                  21,160
Three years later
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
------------------------------------------------------------------------------

Cumulative deficiency (redundancy)                 (656)       (323)
==============================================================================

Gross liability--end of year                   $ 29,967    $ 29,343    $28,624
Reinsurance recoverables                          8,151       7,937      7,861
------------------------------------------------------------------------------

Net liability--end of year                     $ 21,816    $ 21,406    $20,763
==============================================================================

Gross reestimated liability--latest            $ 29,428    $ 29,091
Reestimated reinsurance recoverables--latest      8,268       8,008
------------------------------------------------------------------------------

Net reestimated liability--latest              $ 21,160    $ 21,083
==============================================================================

Gross cumulative deficiency (redundancy)       $   (539)   $   (252)
==============================================================================

(1) Reflects reserves of Travelers P&C, excluding Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C.

(2) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million acquired on April 2, 1996 and subsequent development recorded by Aetna P&C.

Property and Casualty Reinsurance

TAP reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect capital resources. TAP cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to TAP to the extent of the reinsurance ceded, TAP remains primarily liable as the direct insurer on all risks reinsured. TAP also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TAP monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see
Note 14 of Notes to Consolidated Financial Statements.

      TAP utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses.

Net Retention Policy. The descriptions below relate to reinsurance arrangements of TAP in effect at January 1, 1999. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Construction, and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.75 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to TAP are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. The risk tolerance of Bond Specialty varies by line of business and by risk. Bond Specialty purchases an accident year aggregate cover attaching at a 40% loss ratio to lower its exposure to large losses or loss frequency. The first layer of the aggregate provides 96% of approximately $41.4 million and the second layer provides 80% of approximately $35.5 million of reinsurance coverage in excess of a $94.7 million retention.

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

Regulation and Supervision
Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 ("BHC Act") registered with, and subject to examination by, the Federal Reserve Board ("FRB"). The subsidiary depository institutions of the Company (the "banking subsidiaries"), including its principal bank subsidiary, Citibank, N.A. ("Citibank"), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency ("OCC"); federal savings association subsidiaries are regulated by the Office of Thrift Supervision ("OTS"); and state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware and Utah), as well as the Federal Deposit Insurance Corporation ("FDIC"). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

      The Company's banking subsidiaries are also subject to requirements and restrictions under federal, state and foreign law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries.

      The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Section 4 of the BHC Act provides that, with certain exceptions, it is not closely related to banking or managing or controlling banks for a bank holding company or any subsidiary (other than a bank or the subsidiary of a bank) to provide insurance as principal, agent or broker. Under the BHC Act in its current form, after two years from the date as of which the Company became a bank holding company, the Company will be required to conform any activities that are not considered to be closely related to banking under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest.

      Section 20 of the Glass-Steagall Act prohibits a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities. The FRB has determined by regulation that underwriting and dealing in certain "eligible" securities is an activity closely related to banking and is therefore permissible for bank holding companies and their subsidiaries. The FRB has also determined that a securities firm that does not generate more than 25% of its gross revenue from underwriting and dealing in certain "ineligible" securities is not deemed for purposes of the Glass-Steagall Act to be "principally engaged" in securities underwriting and dealing. The Company believes that the ineligible revenues of its securities businesses are below this threshold.

      The activities of U.S. bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior specific or general FRB consent, a bank holding company may generally acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies may engage in a broader set of activities outside of the United States. Outside the United States, for example, bank holding company subsidiaries may sponsor, distribute, and advise open-end mutual funds without regard to the 20% revenue limit discussed above. Bank holding companies may also underwrite and deal in debt, and to a limited extent, equity securities, subject to local country laws. In addition, a bank holding company and its bank subsidiaries may, subject to certain requirements for prior FRB consent or notice, acquire banks and establish branches subject to local country laws and to United States laws prohibiting companies from doing business in certain countries.

      The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 18 of Notes to Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

      Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

      Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

      There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10 percent of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20 percent of the bank's capital stock and surplus.

      Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. A federal saving association is generally permitted to open a de novo branch in any state.

      Outside the U.S., subject to certain requirements for prior FRB consent or notice, the Company may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

      The Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

      In the liquidation or other resolution of a failed U.S. insured depository institution, deposits in U.S. offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

      A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

      Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances.

      The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1998, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

      A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

      The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

      Various legislation, including proposals to overhaul the bank regulatory system and expand the powers of bank holding companies, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such potential legislation will ultimately be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

Insurance--State Regulation

The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the lines of insurance in which they may engage, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

      Although the Company is not regulated as an insurance company, it is the owner, through various holding company subsidiaries, of the capital stock of its insurance subsidiaries and as such is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of its insurance subsidiaries. All holding company statutes, as well as certain other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate.

      The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. See Note 18 of Notes to Consolidated Financial Statements.

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

      Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. Such requirements may deter, delay or prevent certain transactions affecting the control of or the ownership of the Company's common stock, including transactions that could be advantageous to the stockholders of the Company.

Securities Regulation

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

      The Company's registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission's (the "SEC") net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. These companies compute net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict SSBH's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit SSBH's ability to pay dividends and make payments on its debt. See Note 18 of Notes to Consolidated Financial Statements. Certain of the Company's broker-dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent.

      The Company is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940 who provide investment advice to investment companies subject to regulation under the Investment Company Act of 1940. Under these Acts, advisory contracts between the Company's investment adviser subsidiaries and these investment companies (Affiliated Funds) would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. In that event, consent to the assignment from the shareholders of the Affiliated Funds involved would be needed for the advisory relationship to continue. In addition, subsidiaries of the Company and the Affiliated Funds are subject to certain restrictions in their dealings with each other.

Competition

The Company and its subsidiaries are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

General Business Factors

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

      At December 31, 1998, the Company had approximately 107,000 full-time and 7,200 part-time employees in the United States and approximately 59,500 employees outside of the United States.

Properties

The Company's executive offices are located in Citicorp Center, a 59-story building located at 153 East 53rd Street which is owned one-third by Citibank. The Company and certain of its subsidiaries occupy all of such owned space. Offices and other properties used by the Company's subsidiaries are located throughout the United States and in various cities outside of the United States.

      The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two-thirds is owned by Citibank. The Company occupies all of the space it owns in such building. Citibank also owns a building in Long Island City, New York and a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

      The Company's property-casualty insurance subsidiaries lease 199 field offices throughout the United States. The principal offices of TIC, TLAC, and TAP are located in Hartford, Connecticut. All of such occupied space is owned by TIC. TAP also rents from Aetna P&C space at CityPlace, located in Hartford, Connecticut.

      The Company's life insurance subsidiaries lease office space at approximately 20 locations throughout the United States. TIC and/or The Travelers Insurance Group Inc. lease two other buildings in Hartford, Connecticut, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

      Salomon Smith Barney owns two office buildings in New York City, an office building in Rutherford, New Jersey, an office building in Tampa, Florida, and an office building in London, England. Most of Salomon Smith Barney's other offices are located in leased premises, the leases for which expire at various times. Salomon Smith Barney leases two buildings located at 388 and 390 Greenwich Street in New York City, through 2003. Salomon Smith Barney has a purchase option with respect to these properties. Salomon Smith Barney also leases office space at Seven World Trade Center in New York City.

      Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations.

      The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 26 of Notes to Consolidated Financial Statements.

Legal Proceedings

From time to time, Citigroup and its subsidiaries have been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. These also include numerous matters in which the Company's insurance subsidiaries are named, arising in the normal course of their business. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Executive Officers

The following information with respect to each executive officer of Citigroup is set forth below as of March 3, 1999: name, age and the position held with Citigroup.

Name                     Age        Position and Office Held
--------------------------------------------------------------------------------

William I. Campbell      54         Co-Chief Executive Officer, Global Consumer
                                       Businesses
Michael A. Carpenter     51         Co-Chief Executive Officer, Global Corporate
                                       and Investment Bank
Paul J. Collins          62         Vice Chairman
Edward D. Horowitz*      51         e-Citi
Thomas W. Jones          49         Co-Chairman and Chief Executive Officer,
                                       SSB Citi Asset Management Group
Robert I. Lipp           60         Co-Chief Executive Officer,
                                       Global Consumer Businesses
Deryck C. Maughan        51         Vice Chairman
Victor J. Menezes        49         Co-Chief Executive Officer,
                                       Global Corporate and Investment Bank
Heidi G. Miller          45         Chief Financial Officer
Charles O. Prince III    49         Co-General Counsel and Corporate Secretary
John S. Reed             60         Chairman and Co-Chief Executive Officer
Mary Alice Taylor        49         Global Operations & Technology
Todd S. Thomson*         38         Strategy & Business Development
Marc P. Weill*           42         Citigroup Investments
Sanford I. Weill         65         Chairman and Co-Chief Executive Officer
--------------------------------------------------------------------------------

* Named as executive officer of Citigroup in 1999. All others were named as executive officers of Citigroup as of October 8, 1998, the date of the merger.

      Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

      Mr. Campbell served in a number of executive positions with Philip Morris Companies, Inc., most recently as Chairman of U.S. Operations. Mr. Horowitz joined Citibank in January 1997 and, prior to that time, from 1989 was Senior Vice President--Technology at Viacom, Inc. and Chairman and Chief Executive Officer of Viacom Interactive Media. Mrs. Taylor joined Citibank in January 1997 and, prior to that time, was a Senior Vice President at Federal Express Corporation. Before that, Mrs. Taylor held management positions with Shell Oil Corporation, Cook Industries, and Northern Telecom, Inc. Mr. Thomson joined Citigroup in July of 1998 and, prior to that time, was Senior Vice President, Strategic Planning and Business Development for GE Capital Services. Previously, Mr. Thomson held management positions at Barents Group LLC and Bain and Company.

10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1998 results.

Form 10-K


--------------------------------------------------------------------------------

Item Number                                                                 Page

Part I

     1. Business..........................................            2-3, 5-40,
                                                                           87-92

     2. Properties........................................                    92

     3. Legal Proceedings.................................                    93

     4. Submission of Matters to a Vote of
        Security Holders...................................       Not Applicable

--------------------------------------------------------------------------------

Part II

     5.  Market for Registrant's Common Equity
         and Related Stockholder Matters...................            78, 95-96

     6.  Selected Financial Data...........................                    4

     7.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.....................................                 5-40

    7A.  Quantitative and Qualitative Disclosures
         About Market Risk.................................        32-36, 52-59,
                                                                           71-76

     8.  Financial Statements and
         Supplementary Data................................        41-78, 80-89*

     9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure..............................       Not Applicable

--------------------------------------------------------------------------------

* Also, see Exhibit 99.02 filed with the SEC, incorporated herein by reference.

--------------------------------------------------------------------------------

Part III

10.   Directors and Executive Officers
      of the Registrant...................................                   93*

11.   Executive Compensation..............................                    **

12.   Security Ownership of Certain Beneficial
       Owners and Management..............................                   ***

13.   Certain Relationships and
      Related Transactions................................                  ****

--------------------------------------------------------------------------------

Part IV

14.   Exhibits, Financial Statement Schedules,
      and Reports on Form 8-K.............................                    95

--------------------------------------------------------------------------------

* For information regarding Citigroup Directors, see the material under "Election of Directors" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 20, 1999, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.

** See the material under "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

*** See the material under the captions "Voting Rights," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, incorporated herein by reference.

**** See the material under the captions "Election of Directors" and "Executive
     Compensation" of the Proxy Statement, incorporated herein by reference.

None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

o     Citigroup's Restated Certificate of Incorporation, as amended,

o     Citigroup's By-Laws,

o     Instruments Defining the Rights of Security Holders, Including Indentures,

o Material Contracts, including certain compensatory plans available only to officers and/or directors,

o     Statements re Computation of Ratios,

o     Subsidiaries of the Registrant,

o     Consents of Experts and Counsel,

o Powers of Attorney of Directors Armstrong, Belda, Bialkin, Derr, Deutch, Jordan, Mark, Masin, Mecum, Parsons, Pearson, Shapiro, Thomas, Woolard, and Zankel,

o     Financial Data Schedules

      A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Citigroup, Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet: http://www.sec.gov.

Financial Statements filed for Citigroup Inc. and Subsidiaries:
Consolidated Statement of Income
Consolidated Statement of Financial Position
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows

On October 8, 1998, the Company filed a Current Report on Form 8-K, dated October 8, 1998, reporting under Item 2 thereof the consummation of the transaction with Citicorp, reporting under Item 5 thereof the issuance of a press release relating to the impact of economic turbulence on third quarter earnings and filing under Item 7 thereof such press release.

      On October 23, 1998, the Company filed a Current Report on Form 8-K, dated October 21, 1998, reporting under Item 5 thereof the issuance of a press release relating to certain quarterly pro forma financial information and filing under
Item 7 thereof certain financial statements and exhibits.

      On October 26, 1998, the Company filed a Current Report on Form 8-K, dated October 26, 1998, reporting under Item 5 thereof certain supplemental financial information relating to the transaction with Citicorp and filing under Item 7 thereof certain financial statements and exhibits.

      On November 2, 1998, the Company filed a Current Report on Form 8-K, dated October 29, 1998, filing under Item 7 thereof certain exhibits relating to the offer and sale of the Company's Floating Rate Senior Notes due February 3, 2000.

      On November 2, 1998, the Company filed a Current Report on Form 8-K, dated November 1, 1998, reporting under Item 5 thereof the issuance of a press release relating to the integration of its corporate business and certain related executive matters and filing under Item 7 thereof relevant portions of such press release.

      On November 13, 1998, the Company filed a Current Report on Form 8-K, dated November 13, 1998, reporting under Item 5 thereof certain supplemental financial information relating to the transaction with Citicorp and filing under
Item 7 thereof certain financial statements and exhibits.

      On December 24, 1998, the Company filed a Current Report on Form 8-K, dated December 15, 1998, reporting under Item 5 thereof the announced approval by the Company's Board of Directors of a restructuring charge for the quarter ended December 31, 1998.

      No other reports on Form 8-K were filed during the fourth quarter of 1998; however, on January 26, 1998, the Company filed a Current Report on Form 8-K, dated January 25, 1998, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1998, and certain other selected financial data.

-------------------------------------------------------------------------------
Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
Commission File Number 1-9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 153 East 53rd Street
New York, New York 10043
Telephone: (212) 559-1000
-------------------------------------------------------------------------------

Shareholder Information

Citigroup common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "C."

      Citigroup Preferred Stocks Series F, G, H, K, M, R, S, T and U are also listed on the New York Stock Exchange.

Annual Meeting

The annual meeting will be held at 9:00 a.m. on April 20, 1999, at Carnegie Hall, 881 Seventh Avenue, New York, NY.

Transfer Agent

Shareholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting and lost securities for common and preferred stocks should be directed to:

      Citibank Shareholder Services
      P. O. Box 2502
      Jersey City, NJ 07303-2502
      Telephone No. (201) 536-8057
      Toll-free No. (888) 250-3985
      Facsimile No. (201) 324-3284
      E-mail address: Citibank@em.fcnbd.com

Exchange Agent

Holders of Citicorp, Citigroup Preferred Stock Series J, Salomon Inc, The Travelers Corporation or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:

      Citibank Shareholder Services
      P. O. Box 2502
      Jersey City, NJ 07303-2502
      Toll-free No. (888) 250-3985
      E-mail address: Citibank@em.fcnbd.com

      The 1998 Forms 10-K filed with the Securities and Exchange Commission for the corporation and certain subsidiaries, as well as Annual and Quarterly reports, are available from Citigroup Corporate Affairs Distribution at (212) 559-0233 or by writing to:

      Citigroup Inc.
      ATTN: Corporate Affairs Distribution
      850 Third Avenue, 13th Floor
      New York, NY 10043.

      To view or retrieve copies of this annual report and other Citigroup financial reports on the Internet: http://www.citi.com or http://www.sec.gov.

Securities Registered pursuant to Section 12(b) and (g) of the Act:

A list of Citigroup securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is available from Citigroup Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the
Internet: http://www.sec.gov.

      As of February 28, 1999, Citigroup had 2,256,812,076 shares of common stock outstanding.

      As of February 28, 1999, Citigroup had approximately 97,660 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

      Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 1999 Proxy Statement incorporated by reference in Part III of this Form 10-K.

      The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 28, 1999 was approximately $132 billion.

      Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 1999 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 1999.

CITIGROUP INC.
(Registrant)


/s/ Heidi G. Miller

Heidi G. Miller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 1999.

Citigroup's Principal Executive Officers:


/s/ John S. Reed                          /s/ Sanford I. Weill

John S. Reed                              Sanford I. Weill

Citigroup's Principal Financial Officer:


/s/ Heidi G. Miller

Heidi G. Miller

Citigroup's Principal Accounting Officers:


/s/ Irwin R. Ettinger                                   /s/ Roger W. Trupin

Irwin R. Ettinger                                       Roger W. Trupin

The Directors of Citigroup (listed below) executed a power of attorney appointing Heidi G. Miller their attorney-in-fact, empowering her to sign this report on their behalf.

C. Michael Armstrong                            Dudley C. Mecum
Alain J.P. Belda                                Richard D. Parsons
Kenneth J. Bialkin                              Andrall E. Pearson
Kenneth T. Derr                                 Robert B. Shapiro
John M. Deutch                                  Franklin A. Thomas
Ann Dibble Jordan                               Edgar S. Woolard, Jr.
Reuben Mark                                     Arthur Zankel
Michael T. Masin

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong
Chairman and
Chief Executive Officer
AT&T Corp.

Alain J.P. Belda
President and
Chief Operating Officer
Alcoa Inc.

Kenneth J. Bialkin
Partner
Skadden, Arps, Slate, Meagher & Flom LLP

Kenneth T. Derr
Chairman and
Chief Executive Officer
Chevron Corporation

John M. Deutch
Institute Professor
Massachusetts Institute of Technology

Ann Dibble Jordan
Consultant and Former Director of Social Services,
University of Chicago
Medical Center

Reuben Mark
Chairman and
Chief Executive Officer
Colgate-Palmolive Company

Michael T. Masin
Vice Chairman and
President International
GTE Corporation

Dudley C. Mecum
Managing Director
Capricorn Holdings, LLC

Richard D. Parsons
President
Time Warner Inc.

Andrall E. Pearson
Chairman and
Chief Executive Officer
Tricon Global Restaurants, Inc.

John S. Reed
Chairman and
Co-Chief Executive Officer
Citigroup Inc.

Robert B. Shapiro
Chairman and
Chief Executive Officer
Monsanto Company

Franklin A. Thomas
Lawyer/Consultant and
Former President
The Ford Foundation

Sanford I. Weill
Chairman and
Co-Chief Executive Officer
Citigroup Inc.

Edgar S. Woolard, Jr.
Former Chairman and
Chief Executive Officer
E.I. du Pont de Nemours & Company

Arthur Zankel
General Partner
First Manhattan Co.

HONORARY DIRECTOR

The Honorable
Gerald R. Ford
Former President of the
United States

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     ----------------------
3.01.1      Restated  Certificate  of  Incorporation  of Citigroup Inc. (the
            "Company"),  incorporated  by  reference  to Exhibit 4.01 to the
            Company's  Registration Statement on Form S-3 filed December 15,
            1998 (No. 333-68949).

3.01.2      Certificate of Designation of 5.321% Cumulative Preferred Stock,
            Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company's Registration Statement on Form
            S-3 filed January 22, 1999 (No. 333-68949).

3.02 By-Laws of the Company effective October 8, 1998, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form
            10-Q for the fiscal quarter ended September 30, 1998 (File No.
            1-9924).

10.01* Employment Protection Agreement, dated as of December 31, 1987, between the Company (as successor to Commercial Credit Company
            ("CCC")) and Sanford I. Weill, incorporated by reference to Exhibit
            10.03 to CCC's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1987 (File No. 1-6594).

10.02.1*    Travelers Group Stock Option Plan (as amended and restated as of
            April 24, 1996), incorporated by reference to Exhibit 10.02.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996 (File No. 1-9924).

10.02.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.01 to the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended September
            30, 1996 (File No. 1-9924).

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

10.04*+ Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996).

10.05*+     Citigroup  Inc.  Amended  and  Restated  Compensation  Plan  for
            Non-Employee Directors (as of October 20, 1998).

10.06.1* Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1990 (File No.
            1-9924).


10.06.2* Amendment to the Company's Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993
            (File No. 1-9924).

10.07*+     Travelers  Group  Amended  and  Restated  Executive  Performance
            Compensation Plan (effective as of March 26, 1997).

10.08*      Travelers Group Capital Accumulation Plan (as amended through July
            23, 1997), incorporated by reference to Exhibit 10.02 to the Company's September 30, 1997 10-Q.

10.09*      The Travelers Inc. Deferred Compensation and Partnership
            Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.10*+     The Travelers Insurance Deferred Compensation Plan (formerly The
            Travelers Corporation TESIP Restoration and Non-Qualified Savings
            Plan) (as amended through December 10, 1998).

10.11* The Travelers Corporation Directors' Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit
            10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.12* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit
            10.01 to the Quarterly Report on Form 10-Q of Travelers Property
            Casualty Corp. for the fiscal quarter ended September 30, 1997 (File
            No. 1-14328).

10.13* Letter Agreement, dated as of August 14, 1997, between the Company and Thomas W. Jones, incorporated by reference to Exhibit 10.01 to the Company's September 30, 1997 10-Q (File No. 1-09924).

10.14* Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 19, 1997), incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9924).

10.15* Citicorp Executive Incentive Compensation Plan, incorporated by reference to Citicorp's Registration Statement on Form S-8 filed
            April 25, 1988 (No. 2-47648).

10.16*      Citicorp 1988 Stock Incentive Plan, incorporated by reference to
            Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed
            April 25, 1988 (No. 2-47648).

10.17* 1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp's March 30, 1994
            10-Q (File No. 01-05378).

10.18*      Citicorp Deferred Compensation Plan, incorporated by reference to
            Exhibit 10 to Citicorp's Registration Statement on Form S-8 filed
            February 15, 1996 (No. 333-0983).

10.19*      Citicorp 1997 Stock Incentive Plan, incorporated by reference to
            Citicorp's 1997 Proxy Statement filed February 26, 1997 (File No.
            01-05378).

10.20* Supplemental Executive Retirement Plan of Citicorp and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(F) to Citicorp's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997 (File No. 1-05378).

10.21*      Supplemental ERISA Compensation Plan of Citibank, N.A. and
            Affiliates, as amended and restated, incorporated by reference to
            Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-05378).

10.22* Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997 (File No. 1-05378).

10.23*+     Directors' Deferred Compensation Plan, Restated May 1, 1988

12.01+      Computation of Ratio of Earnings to Fixed Charges.

21.01+      Subsidiaries of the Company.

23.01+      Consent of KPMG LLP, Independent Auditors.

23.02+      Consent of Arthur  Andersen LLP,  Independent  Certified  Public
            Accountants.

24.01+      Powers of Attorney.

27.01+      Financial Data Schedule.

99.01+      List of Securities Registered Pursuant to Section 12(b) of the
            Securities Exchange Act of 1934.

99.02+      Independent Auditors' Report.


    The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

    The financial statements required by Form 11-K for 1998 for the Company's employee savings plans will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

    Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1998 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Governance, Citigroup Inc., 425 Park Avenue, 2nd Floor,
    New York, New York 10043.
-----------
   * Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
   +  Filed herewith.