Form 10-Q
period 1999-03-31
CITIGROUP INC
filed 1999-05-14
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                 153 East 53rd Street, New York, New York 10043
               (Address of principal executive offices) (Zip Code)

                                 (212) 559-1000
              (Registrant's telephone number, including area code)

                             -----------------------

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

          Common stock outstanding as of April 30, 1999: 3,379,139,003
           (adjusted to give effect to the three-for-two stock split
                            payable on May 28, 1999)

                                 Citigroup Inc.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------
        Consolidated Statement of Income (Unaudited) -
          Three Months Ended March 31, 1999 and 1998                         32

        Consolidated Statement of Financial Position -
          March 31, 1999 (Unaudited) and December 31, 1998                   33

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Three Months Ended March 31, 1999 and 1998           34

        Consolidated Statement of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1999 and 1998                         35

        Notes to Consolidated Financial Statements (Unaudited)               36

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            1 - 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk      24 - 27,
                                                                        36 - 38,
                                                                        41 - 42

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                  45

Item 6. Exhibits and Reports on Form 8-K                                     46

Signatures                                                                   47

Exhibit Index                                                                48

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

Business Focus

The table below shows the business income (loss) for each of Citigroup's businesses:

                                                            First Quarter
                                                       -------------------------
In millions of dollars                                  1999            1998 (1)
--------------------------------------------------------------------------------
Global Consumer
Citibanking North America                              $    75          $    25
Mortgage Banking                                            60               50
Cards                                                      268              153
Consumer Finance Services                                   81               59
                                                       ------------------------
     Total Banking/Lending                                 484              287
                                                       ------------------------
Travelers Life and Annuity                                 147              122
Primerica Financial Services                               110               95
Personal Lines                                              83               82
                                                       ------------------------
     Total Insurance                                       340              299
                                                       ------------------------
     Total North America                                   824              586
                                                       ------------------------
Europe, Middle East and Africa                              74               51
Asia Pacific                                               102               83
Latin America                                               48               43
Global Private Bank                                         57               58
                                                       ------------------------
     Total International                                   281              235
                                                       ------------------------
e-Citi                                                     (36)             (30)
Other                                                      (20)              (1)
                                                       ------------------------
Total Global Consumer                                    1,049              790
                                                       ------------------------
Global Corporate
  and Investment Bank
Salomon Smith Barney                                       648              443
Emerging Markets                                           321              264
Global Relationship Banking                                197              158
Commercial Lines Insurance                                 189              171
                                                       ------------------------
Total Global Corporate
  and Investment Bank                                    1,355            1,036
                                                       ------------------------
SSB Citi Asset Management Group                             80               69
Corporate/Other                                           (162)            (136)
                                                       ------------------------
Business income                                          2,322            1,759
Investment Activities                                       93              402
                                                       ------------------------
Core income                                              2,415            2,161
Restructuring-related items,
  after-tax (2)                                             74               --
Cumulative effect
  of accounting changes (3)                               (127)              --
                                                       ------------------------
Net income                                             $ 2,362          $ 2,161
-------------------------------------------------------========================

(1) First quarter 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(2) Includes reversal of the 1997 restructuring charge of $211 million pre-tax ($125 million after-tax), and restructuring-related items of $81 million pre-tax ($51 million after-tax) in the 1999 first quarter. See Note 7 of Notes to Consolidated Financial Statements.
(3) First quarter 1999 accounting changes include the adoption of Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of $(135) million; SOP 98-7, "Deposit
    Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of $(15) million. See Note 2 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Income Analysis

The income analysis reconciles amounts shown in the Consolidated Statement of Income to the basis employed by management for assessing financial results.

                                                             First Quarter
                                                        ------------------------
In millions of dollars                                    1999            1998
--------------------------------------------------------------------------------
Total revenues,
  net of interest expense                               $ 14,070        $ 12,796
Effect of credit card
  securitization activity                                    588             462
                                                        ------------------------
Adjusted revenues,
  net of interest expense                                 14,658          13,258
                                                        ------------------------
Total operating expenses                                   7,321           6,739
Restructuring-related items                                  130              --
                                                        ------------------------
Adjusted operating expenses                                7,451           6,739
                                                        ------------------------
Provisions for benefits,
  claims, and credit losses                                2,777           2,589
Effect of credit card
  securitization activity                                    588             462
                                                        ------------------------
Adjusted provisions for
  benefits, claims, and credit
  losses                                                   3,365           3,051
                                                        ------------------------
Core income before income taxes,
  minority interest and cumulative
  effect of accounting changes                             3,842           3,468
Taxes on core income                                       1,367           1,249
Minority interest, net of income
taxes                                                         60              58
                                                        ------------------------
Core income                                                2,415           2,161
Restructuring-related
  items, after-tax                                            74              --
                                                        ------------------------
Income before cumulative
  effect of accounting changes                             2,489           2,161
Cumulative effect
  of accounting changes                                     (127)             --
                                                        ------------------------
Net income                                              $  2,362        $  2,161
--------------------------------------------------------========================

Results of Operations

Citigroup reported core income of $2.415 billion ($0.69 per diluted common share) in the 1999 first quarter, up $254 million or 12% from $2.161 billion ($0.60 per diluted share) in the 1998 first quarter. Core income in the 1999 first quarter excluded a credit of $74 million related to after-tax restructuring-related items and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in
Note 2 of Notes to the Consolidated Financial Statements. Net income including these amounts was $2.362 billion ($0.68 per diluted share), up $201 million or 9% from the year-ago quarter. Excluding those amounts, core income return on common equity was 23.6% for the quarter compared to 21.4% a year ago.

The Board of Directors on April 19, 1999 declared a three-for-two split in Citigroup's common stock, which is payable in the form of a 50% stock dividend on May 28, 1999 to stockholders of record on May 3, 1999. Current and prior year earnings per share information has been restated to reflect this split. The Board of Directors also approved an increase in the quarterly common stock dividend from 12 to 14 cents per share on a post-split basis (from 18 to 21 cents per share on a pre-split basis), payable May 28, 1999 to stockholders of record on May 3, 1999.

Core income growth was led by Global Corporate and Investment Bank, up $319 million or 31% to $1.355 billion, and a $259 million or 33% increase in Global Consumer to $1.049 billion. In addition, SSB Citi Asset Management Group ("Asset Management") grew $11 million or 16% to $80 million. Investment Activities core income of $93 million was down $309 million or 77% from a year ago reflecting lower realized gains from sales of investments and lower venture capital revenues. Corporate/Other net loss increased by $26 million.

The increase in Global Corporate and Investment Bank core income reflected record results at Salomon Smith Barney of $648 million, up $205 million or 46%, as strong revenue increases particularly in the retail business, record fixed income underwriting and trading revenues outpaced expense growth. Emerging Markets was up $57 million or 22% to $321 million, reflecting growth in trading, lending and trade finance, and Global Relationship Banking was up $39 million or 25% to $197 million, from improved trading and transaction banking results. Commercial Lines was up $18 million or 11% to $189 million as favorable prior-year loss development and expense control offset revenue declines. Global Consumer core income growth resulted from strong growth in virtually all businesses, particularly in North America where Cards business income of $268 million grew $115 million or 75%. Business income in the International businesses grew 20% to $281 million and the Insurance businesses grew 14% to $340 million. Global Consumer business income growth was achieved even as spending continued on global advertising, marketing, and distribution development initiatives, and on the technological enhancements of e-Citi.

Adjusted revenues, net of interest expense, of $14.7 billion in the 1999 first quarter were up $1.4 billion or 11% from 1998. Revenues in Global Consumer increased $1.2 billion or 21% to $7.1 billion led primarily by Cards, up $573 million or 40%, including the $378 million impact of the Universal Card Services ("UCS") acquisition in April 1998. Also contributing to Global Consumer growth was the International businesses, up $280 million or 19% to $1.8 billion, the Insurance businesses, up $214 million or 11% to $2.2 billion, and Consumer Finance Services, up $67 million or 22% to $376 million. Consumer growth was driven largely by volume growth in customers and accounts in virtually all business lines, complemented by strategic acquisitions. Global Corporate and Investment Bank revenues of $7.1 billion were up $616 million or 10%, principally reflecting a Salomon Smith Barney rebound of $423 million or 14% to $3.3 billion. Emerging Markets increased $177 million or 18% to $1.1 billion, Global Relationship Banking was up $101 million or 10% to $1.1 billion, and Commercial Lines decreased $85 million or 5% to $1.5 billion. Asset Management segment revenues were up $49 million or 16% to $354 million reflecting continued growth in assets under management, and Corporate/Other revenues of ($71) million were down $18 million primarily reflecting the absence of gains on dispositions of certain corporate assets recorded in the 1998 first quarter. The $461 million decrease in Investment Activities revenues to $158 million was a result of lower realized gains from sales of investments and lower venture capital revenues.

Adjusted net interest revenues, including the effect of credit card securitization, of $5.9 billion were up $805 million or 16% from 1998, reflecting the acquisitions of UCS and certain businesses in Latin America consumer, and business volume growth in most other markets. Insurance premiums of $2.5 billion were up $186 million or 8%, reflecting solid growth in Personal Lines partially offset by a managed decline in Commercial Lines. Principal transactions revenues of $1.8 billion were up $405 million or 30% reflecting the broad-based rebound in trading activities. Adjusted commissions, asset management and administration fees, and other fee revenues of $3.7 billion were up $383 million or 11% primarily as a result of continued growth in assets under fee-based management to $430 billion. Realized gains from sale of investments was down $325 million to $53 million, reflecting lower levels of investment sales. Other income, excluding credit card securitization activity, of $660 million decreased $52 million from the year-ago quarter, primarily as a result of lower venture capital revenues.

Adjusted operating expenses of $7.5 billion, which exclude the restructuring-related items, were up $712 million or 11% from the 1998 first quarter. Expenses increased in Global Consumer by 19%, reflecting UCS ($219 million) and other acquisitions, global advertising, marketing, and distribution initiatives, and electronic banking development efforts. Global Corporate and Investment

Bank expenses were up 5%, primarily attributable to increased spending on technology, volume-related increases, and costs associated with implementing plans to gain market share in selected emerging market countries.

In 1999, the previously announced business improvement and integration initiatives, together with tighter management of non-customer expenses, are expected to yield gross annual pretax expense savings of approximately $2 billion. Through the end of the 1999 first quarter, the actions necessary to realize approximately $900 million of the targeted $2 billion of annualized pretax expense savings had been taken. There can be no assurance that the $2 billion projected cost savings will be achieved. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

Restructuring-related items in the 1999 first quarter included a $211 million ($125 million after-tax) credit for the reversal of a portion of the 1997 charges and $81 million ($51 million after-tax) of accelerated depreciation related to the 1998 restructuring actions. In addition, core income was reduced by $127 million related to the adoption of several new accounting standards. See Notes 2 and 7 of Notes to Consolidated Financial Statements for additional details.

Adjusted provisions for benefits, claims, and credit losses were $3.4 billion in the quarter, up $314 million or 10% from the 1998 quarter. Policyholder benefits and claims increased 3% to $2.0 billion and the provision for credit losses increased 23% to $729 million. Global Consumer adjusted provisions for benefits, claims and credit losses of $2.4 billion in the 1999 first quarter were up $323 million or 16% from the 1998 quarter. The increase in managed net credit losses of $197 million or 20% primarily reflected the UCS acquisition ($167 million). The ratio of net credit losses to average managed loans was 2.61% compared to 2.65% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 2.09% from 2.29% a year ago.

Global Corporate and Investment Bank provisions for benefits, claims, and credit losses of $976 million decreased $27 million or 3% from the 1998 first quarter, primarily reflecting the improvement in Commercial Lines prior-year loss development, partially offset by the impact of continued credit losses in Emerging Markets, mostly in Asia Pacific. Commercial cash-basis loans and other real estate owned of $2.1 billion at quarter-end were up 11% from a year earlier and were flat to year-end.

The total provisions for benefits, claims, and credit losses as shown on the Consolidated Statement of Income were $2.8 billion in the 1999 first quarter, compared to $2.6 billion in the year-ago quarter, reflecting the items described above.

Total capital (Tier 1 and Tier 2) was $56.5 billion or 11.56% of net risk-adjusted assets, and Tier 1 capital was $43.3 billion or 8.86% at March 31, 1999, compared to $55.0 billion or 11.43% and $41.8 billion or 8.68%, respectively, at December 31, 1998.

GLOBAL CONSUMER

                                                              First Quarter      %
                                                             ---------------
In millions of dollars                                         1999     1998   Change
-------------------------------------------------------------------------------------
Total revenues, net of interest expense                      $6,529   $5,441       20
Effect of credit card securitization activity                   588      462       27
                                                             ------------------------
Adjusted revenues, net of interest expense                    7,117    5,903       21
Adjusted operating expenses (1)                               3,056    2,566       19
                                                             ------------------------
Provisions for benefits, claims, and credit losses            1,794    1,597       12
Effect of credit card securitization activity                   588      462       27
                                                             ------------------------
Adjusted provisions for benefits, claims and credit losses    2,382    2,059       16
                                                             ------------------------
Business income before taxes and minority interest            1,679    1,278       31
Income taxes                                                    609      472       29
Minority interest, after-tax                                     21       16       31
                                                             ------------------------
Business income                                               1,049      790       33
Restructuring-related items, after-tax                           38       --       NM
                                                             ------------------------
Net income                                                   $1,011   $  790       28
-------------------------------------------------------------========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and personal insurance products and services, including credit and charge cards, to customers around the world -- reported business income of $1.049 billion in the 1999 first quarter, up $259 million or 33% from 1998, reflecting strong growth in virtually all businesses, particularly in North America where Cards business income of $268 million grew $115 million or 75%. Business income in the International businesses grew 20%, reflecting increases in Europe, Middle East and Africa and Asia Pacific, and the effect of certain acquisitions in Latin America. Global Consumer business income growth was achieved even as spending continued on global advertising, marketing, and distribution development initiatives, and on the technological enhancements of e-Citi. Net income of $1.011 billion in the 1999 first quarter included restructuring-related items of $38 million ($61 million pretax).

Banking/Lending

Citibanking North America

                                                      First Quarter          %
                                                     ---------------
In millions of dollars                               1999       1998      Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $521       $485          7
Adjusted operating expenses (1)                       363        408        (11)
Provision for credit losses                            27         31        (13)
                                                     --------------------------
Business income before taxes                          131         46        185
Income taxes                                           56         21        167
                                                     --------------------------
Business income                                        75         25        200
Restructuring-related items, after-tax                 14         --         NM
                                                     --------------------------
Net income                                           $ 61       $ 25        144
-----------------------------------------------------==========================
Average assets (in billions of dollars)              $ 10       $ 10         --
Return on assets                                     2.47%      1.01%
-----------------------------------------------------==========================
Excluding restructuring-related items
Return on assets                                     3.04%      1.01%
-----------------------------------------------------==========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking services to customers through Citibank's branch network and electronic delivery systems -- reported business income of $75 million in the 1999 first quarter, up from $25 million in 1998, reflecting expense reduction initiatives along with revenue growth. Net income of $61 million in the 1999 first quarter included restructuring-related items of $14 million ($22 million pretax).

As shown in the following table, Citibanking grew accounts and customers deposits from the 1998 quarter. The decline in loans reflects a decrease in home equity loans due to increased industry wide mortgage refinancing activity.

                                                         First Quarter      %
                                                       ----------------
In billions of dollars                                  1999       1998   Change
--------------------------------------------------------------------------------
Accounts (in millions)                                   6.3        5.9       5
Average customer deposits                              $41.6      $38.9       7
Average loans                                            8.1        8.4      (4)
-------------------------------------------------------=========================

Revenues, net of interest expense, were $521 million in the 1999 first quarter, up $36 million or 7% from 1998, due to higher investment product fees and commissions and growth in customer deposits, partially offset by lower spreads due to a decline in interest rates. Adjusted operating expenses declined $45 million or 11% from the 1998 first quarter reflecting expense management initiatives.

The provision for credit losses improved to $27 million in 1999 first quarter from $31 million in 1998. The net credit loss ratio was 1.35% in the quarter, down from 1.51% a year ago.

Mortgage Banking

                                                       First Quarter        %
                                                       --------------
In millions of dollars                                 1999      1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                $169      $154        10
Total operating expenses                                 59        59        --
Provision for credit losses                               3        13       (77)
                                                       ------------------------
Income before taxes and minority interest               107        82        30
Income taxes                                             42        32        31
Minority interest, after-tax                              5        --        NM
                                                       ------------------------
Net income                                             $ 60      $ 50        20
-------------------------------------------------------=========================
Average assets (in billions of dollars)                $ 28      $ 25        12
Return on assets                                       0.87%     0.81%
-------------------------------------------------------=========================

NM Not meaningful

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported net income of $60 million in the 1999 first quarter, up $10 million or 20% from 1998, reflecting higher revenue resulting from increased business volumes and a lower provision for credit losses.

As shown in the following table, Mortgage Banking grew accounts, loans, and mortgage originations.

                                                          First Quarter     %
                                                        ----------------
In billions of dollars                                   1999       1998  Change
--------------------------------------------------------------------------------
Accounts (in millions) (1)                                2.8        2.5      12
Average loans (1)                                       $26.6      $23.5      13
Mortgage originations                                     3.8        2.9      31
--------------------------------------------------------========================

(1) Includes student loans.

--------------------------------------------------------------------------------

Revenues, net of interest expense, of $169 million in the 1999 first quarter grew $15 million or 10% from 1998, reflecting growth in the student loan portfolio and increased mortgage originations.

The provision for credit losses of $3 million in the 1999 first quarter declined from $13 million in 1998. The net credit loss ratio was 0.20% in the quarter down from 0.42% a year ago, due to continued improvement in the mortgage portfolio.

In the quarter, Citibank announced that it would acquire the principal operating assets and assume certain liabilities of Source One Mortgage Services Corp. The acquisition, which closed in the 1999 second quarter, will add approximately a $25 billion mortgage servicing/subservicing portfolio and 160 sales offices.

Cards

                                                        First Quarter       %
                                                      ----------------
In millions of dollars                                  1999      1998    Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense               $1,400    $  953        47
Effect of credit card securitization activity            588       462        27
                                                      --------------------------
Adjusted revenues, net of interest expense             1,988     1,415        40
Total operating expenses                                 748       451        66
Adjusted provision for credit losses (1)                 816       717        14
                                                      --------------------------
Income before taxes                                      424       247        72
Income taxes                                             156        94        66
                                                      --------------------------
Net income                                            $  268    $  153        75
------------------------------------------------------==========================
Average assets (in billions of dollars)               $   30    $   23        30
Return on assets (2)                                    3.62%     2.70%
------------------------------------------------------==========================

(1) On a managed basis.
(2) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.46% and 1.23% in the first quarters of 1999 and 1998, respectively.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards (including Travelers Bank), Diners Club, and private label cards -- reported net income of $268 million, up $115 million or 75% from 1998, reflecting significant improvements in the U.S. bankcards business.

The April 1998 acquisition of Universal Card Services (UCS) from AT&T added $16.3 billion in managed customer receivables and 14 million accounts as of March 31, 1999. In the quarter, UCS contributed $378 million to revenues, $219 million to expenses, and $167 million to provision for credit losses, resulting in a net loss of approximately $2 million. These amounts included acquisition premium costs (including funding costs associated with the acquisition purchase premium).

On March 31, 1999, Citibank acquired Mellon Bank's credit card portfolio which added approximately $1.9 billion in managed receivables and 800,000 accounts.

Adjusted revenues, net of interest expense, of $1.988 billion increased $573 million or 40% ($195 million or 14% excluding UCS) from 1998, reflecting the acquisition of UCS, and in other U.S. bankcards portfolios increased delinquency and other risk-based charges due to pricing actions, lower funding costs, and higher interchange fee revenues.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong growth in the quarter reflecting the acquisitions of UCS and Mellon Bank's credit card portfolio and the impact of enhanced target marketing efforts.

                                                                           Increase from First Quarter 1998
                                                                           --------------------------------
                                                       First Quarter
In billions of dollars                                      1999                 %              % Ex UCS
-----------------------------------------------------------------------------------------------------------
Accounts (in millions)                                      41                  62                 7
Charge volumes                                             $36.8                45                17
End-of-period receivables                                  $69.4                48                13
-------------------------------------------------------====================================================

Total operating expenses of $748 million were up $297 million or 66% ($78 million or 17% excluding UCS), reflecting the acquisition of UCS and increased advertising and marketing in U.S. bankcards.

The adjusted provision for credit losses in the 1999 first quarter was $816 million, up from $717 million in 1998, reflecting the inclusion of UCS offset by improvements in other U.S. bankcards portfolios. Managed net credit losses in U.S. bankcards were $784 million, or 4.72% of average managed loans ($617 million or 4.91% of average managed loans excluding UCS) compared to $676 million or 5.85% in 1998. The decline in the net credit loss ratio reflects moderating industry-wide bankruptcy trends and the effect of previously implemented credit risk management initiatives.

Consumer Finance Services

                                                          First Quarter     %
                                                          -------------
In millions of dollars                                    1999     1998  Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                   $376     $309       22
Adjusted operating expenses (1)                            144      122       18
Provisions for benefits, claims and credit losses          104       95        9
                                                          ----------------------
Business income before taxes                               128       92       39
Income taxes                                                47       33       42
                                                          ----------------------
Business income                                             81       59       37
Restructuring-related items, after-tax                       1       --       NM
                                                          ----------------------
Net income                                                $ 80     $ 59       36
----------------------------------------------------------======================
Average assets (in billions of dollars)                   $ 14     $ 11       27
Return on assets                                          2.32%    2.18%
----------------------------------------------------------======================
Excluding restructuring-related items
Return on assets                                          2.35%    2.18%
----------------------------------------------------------======================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Consumer Finance Services includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) of Commercial Credit Company. Also included are related credit insurance services provided through subsidiaries. The credit card operations of Commercial Credit Company are included in Cards.

Business income was $81 million in the first quarter of 1999 compared to $59 million in the first quarter of 1998. Receivables grew 28% from the 1998 first quarter due to healthy business flow at Commercial Credit branches, cross-selling of Commercial Credit products through Primerica distribution channels and the acquisition of certain Associates First Capital branches. The total number of Commercial Credit branches rose to 1,143 at the end of the first quarter of 1999, up from 980 at year-end 1998. Net receivables at March 31, 1999 reached a record $12.9 billion compared to $11.9 billion at year-end 1998 and $10.1 billion at March 31, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T Loan(R) and

$.A.F.E.(R) Loan programs, which grew to $3.16 billion at March 31, 1999, a 31% increase over March 31, 1998, as well as solid sales in the branch network.

During the first quarter of 1999, the average yield on owned receivables was 14.38%, down from 14.91% in the first quarter of 1998, reflecting the shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At March 31, 1999, the owned portfolio consisted of 56% real estate-secured loans, 36% personal loans and 8% sales finance and other.

Delinquencies in excess of 60 days on owned receivables were 1.78% at March 31, 1999, down from 1.90% at year-end 1998 and 1.82% at March 31, 1998. The charge-off rate on owned receivables of 2.38% in the first quarter of 1999 compared to 2.93% in the first quarter of 1998.

Insurance

Travelers Life and Annuity

                                                        First Quarter       %
                                                        --------------
In millions of dollars                                  1999      1998    Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                 $771      $704        10
Policyholder claims and benefits                         442       416         6
Total operating expenses                                 107       101         6
                                                        ------------------------
Income before taxes                                      222       187        19
Income taxes                                              75        65        15
                                                        ------------------------
Net income (1)                                          $147      $122        20
--------------------------------------------------------========================

(1) Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income was $147 million in the first quarter of 1999 compared to $122 million in the first quarter of 1998. The 20% improvement in 1999 reflects increased business volume and was offset by lower investment yields versus the prior year period. During the first quarter of 1999 this business achieved strong double-digit business volume growth in annuity account balances and life and long-term care premiums reflecting the benefits of strong momentum from significant cross-selling initiatives. The decline in yields was substantially offset by earnings on an increased capital base created by business volume growth.

The cross-selling initiative of Travelers Life and Annuity products through the Primerica, Citibank, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through The Copeland Companies (Copeland), and a nationwide network of independent agents and strong group sales through various intermediaries reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line.

                                                     First Quarter          %
                                                  ------------------
In millions of dollars                               1999       1998      Change
--------------------------------------------------------------------------------
Deferred annuities
   Fixed                                          $   194    $   265        (27)
   Variable                                           976        647         51
Payout annuities                                       88         81          9
GICs and other group annuities                      1,792        779        130
Individual life insurance
   Direct periodic premiums and deposits               85         76         11
   Single premium deposits                             16         24        (32)
   Reinsurance                                        (17)       (15)        14
Individual long-term care insurance                    53         45         18
                                                  -----------------------------
                                                  $ 3,187    $ 1,902         68
--------------------------------------------------==============================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premium and deposits collected are not included in revenues.

Significant deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $22.0 billion at March 31, 1999, up 20% from $18.3 billion at March 31, 1998. Net written premiums and deposits for deferred annuities increased 28% in the first quarter of 1999 to $1.17 billion from $912 million in the first quarter of 1998. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Copeland's penetration of the small company segment of the 401(k) market, new products introduced into the Primerica and Citibank distribution channels as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $14.54 billion at March 31, 1999, up 19% from $12.23 billion at the end of 1998 first quarter. The payout and group annuity businesses reflect momentum from rating upgrades, variable rate guaranteed investment contracts and structured finance transactions. Net written premiums and deposits (excluding the Company's employee pension plan deposits) in 1999 were $1.88 billion, up 119% from $860 million in 1998.

Direct periodic premiums and deposits for individual life insurance of $85 million in 1999 were 11% ahead of the $76 million in 1998 reflecting strong agency results. Life insurance in force was $56.6 billion at March 31, 1999, up from $55.4 billion at year-end 1998 and $52.4 billion at March 31, 1998.

Net written premiums for the growing individual long-term care insurance line reached $53 million in 1999 compared to $45 million in 1998.

Primerica Financial Services

                                                       First Quarter        %
                                                       --------------
In millions of dollars                                 1999      1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                $432      $400         8
Policyholder claims and benefits                        120       121        (1)
Total operating expenses                                142       132         8
                                                       ------------------------
Income before taxes                                     170       147        16
Income taxes                                             60        52        15
                                                       ------------------------
Net income (1)                                         $110      $ 95        16
-------------------------------------------------------=========================

(1) Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income was $110 million in 1999 compared to $95 million in 1998. The 16% improvement in 1999 reflects continued success at cross-selling a range of products, growth in life insurance in force, favorable mortality experience and disciplined expense management. Substantial increases in total production and cross-selling initiatives were achieved during the 1999 quarter as Primerica continued to benefit from greater application of the Financial Needs Analysis
(FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs. During the first quarter of 1999, 142,000 FNAs were submitted compared to 140,000 in the first quarter of 1998. Earned premiums net of reinsurance were $267 million in the first quarter of 1999 compared to $260 million in the first quarter of 1998, including $252 million and $245 million, respectively, for Primerica individual term life policies.

Total face amount of issued term life insurance was $13.6 billion in the first quarter of 1999 compared to $13.0 billion in the first quarter of 1998. The number of policies issued was 51,600 in the first quarter of 1999, compared to 51,100 in the first quarter of 1998. Life insurance in force reached $386.3 billion at March 31, 1999 compared to $383.7 billion at year-end 1998 and $372.5 billion at March 31, 1998, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross-selling through the FNA to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through the company's 150,000 independent representatives. Primerica sales of Travelers variable annuities continued to show momentum, reaching net written premiums and deposits of $223 million in the first quarter of 1999, up 77% from $126 million in the prior year period. This increase reflects the increased emphasis placed on cross-selling initiatives in the latter part of 1998, with the current period sales predominately reflecting sales of Travelers Life and Annuity variable annuity products. Cash advanced on $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan products underwritten by Travelers Bank & Trust, fsb and Commercial Credit, respectively, was $419 million in the first quarter of 1999, up 32% from the comparable period last year. Primerica sales of TRAVELERS SECURE(R) property and casualty insurance products demonstrated strong growth, with premiums up 51% to $57 million in the first quarter of 1999, compared to $38 million in the same period in the year prior. Mutual fund sales reached $784 million for the 1999 first quarter, compared to $769 million in last year's first quarter. During the first quarter of 1999, Salomon Smith Barney mutual funds accounted for 64% of Primerica's U.S. sales and 52% of total sales.

Personal Lines

                                                       First Quarter        %
                                                       --------------
In millions of dollars                                 1999      1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                $983      $868        13
Total operating expenses                                246       221        11
Claims and claim adjustment expenses                    594       503        18
                                                       ------------------------
Income before taxes and minority interest               143       144        (1)
Income taxes                                             44        46        (4)
Minority interest, after-tax                             16        16        --
                                                       ------------------------
Net income (1)                                         $ 83      $ 82         1
-------------------------------------------------------=========================

(1) Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income of $83 million in the first quarter of 1999 was up slightly from the prior year quarter, as a 16% increase in earned premiums was offset by modest medical cost increases and less favorable prior-year reserve development. Net written premiums in the first quarter of 1999 include an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners premiums written by independent agents by $72 million. Net written premiums, excluding this transaction, increased 13%, driven by increased production across all lines through both independent agent and new distribution channels.

The following table shows net written premiums by product line:

                                                     First Quarter          %
                                                  -----------------
In millions of dollars                            1999         1998       Change
--------------------------------------------------------------------------------
Personal automobile                               $620         $556           11
Homeowners and other                               364          250           45
                                                  ------------------------------
Total net written premiums                        $984         $806           22
--------------------------------------------------==============================

Personal Lines net written premiums for the first quarter of 1999 were $912 million (excluding the adjustment discussed above) compared to $806 million in the first quarter of 1998. The 1999 increase compared to 1998 primarily reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program.

Catastrophe losses, net of taxes and reinsurance, were $8 million in the first quarter of 1999 compared to $9 million in the first quarter of 1998. Catastrophe losses in 1999 were due to a wind and ice storm in the Midwest and the Northeast. Catastrophe losses in 1998 were due to ice storms in northern New York and New England and windstorms on the East Coast.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                                                 First Quarter
                                                                ----------------
                                                                1999       1998
--------------------------------------------------------------------------------
Statutory
Loss and LAE ratio (1)                                          66.6%      65.2%
Underwriting expense ratio                                      27.4       28.0
                                                                ---------------
Combined ratio                                                  94.0       93.2
----------------------------------------------------------------================
GAAP
Loss and LAE ratio (1)                                          66.6%      65.2%
Underwriting expense ratio                                      24.8       27.1
                                                                ---------------
Combined ratio                                                  91.4       92.3
----------------------------------------------------------------================

(1) LAE represents loss adjustment expenses.
--------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 statutory and GAAP combined ratios for Personal Lines (excluding the adjustment associated with the termination of a quota share reinsurance arrangement) would have been 93.2% and 93.4%, respectively. The increase in the first quarter of 1999 statutory and GAAP Loss and LAE ratio compared to the first quarter of 1998 was primarily due to a modest increase in medical costs and a decrease in favorable prior-year reserve development in the automobile bodily injury line. The decrease in the statutory and GAAP underwriting expense ratio in the first quarter of 1999 compared to the first quarter of 1998 reflects greater efficiency through the leveraging of the expense base as premiums grow.

International Consumer

Europe, Middle East & Africa

                                                       First Quarter        %
                                                      ---------------
In millions of dollars                                1999       1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense               $534       $471         13
Adjusted operating expenses (1)                        338        318          6
Provision for credit losses                             78         70         11
                                                      --------------------------
Business income before taxes                           118         83         42
Income taxes                                            44         32         38
                                                      --------------------------
Business income                                         74         51         45
Restructuring-related items, after-tax                   6         --         NM
                                                      --------------------------
Net income                                            $ 68       $ 51         33
------------------------------------------------------==========================
Average assets (in billions of dollars)               $ 21       $ 21         --
Return on assets                                      1.31%      0.98%
------------------------------------------------------==========================
Excluding restructuring-related items
Return on assets                                      1.43%      0.98%
------------------------------------------------------==========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East, & Africa (EMEA) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $74 million in the 1999 first quarter, up $23 million or 45% from a year ago, reflecting increases in Western Europe, particularly Germany. Net income of $68 million in the 1999 first quarter included restructuring-related items of $6 million ($10 million pretax).

As shown in the following table, EMEA reported 7% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                                        First Quarter       %
                                                     -------------------
In billions of dollars                                1999          1998  Change
--------------------------------------------------------------------------------
Accounts (in millions)                                 9.6           9.0       7
Average customer deposits                            $16.8         $16.5       2
Average loans                                         16.3          15.0       9
-----------------------------------------------------===========================

Revenues, net of interest expense, of $534 million in the 1999 first quarter grew $63 million or 13% from a year ago, reflecting loan growth, improved spreads, and higher investment product fees, principally in Western Europe. Adjusted operating expenses of $338 million were up $20 million or 6% from 1998, reflecting costs associated with franchise expansion in Central and Eastern Europe and credit card expansion efforts in certain countries in Western Europe.

The provision for credit losses in the 1999 first quarter was $78 million, up from $70 million in 1998. The net credit loss ratio was 1.81% in the quarter compared with 1.78% in 1998.

Asia Pacific

                                                       First Quarter        %
                                                      ---------------
In millions of dollars                                1999       1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense               $519       $423         23
Adjusted operating expenses (1)                        267        237         13
Provision for credit losses                             88         50         76
                                                      --------------------------
Business income before taxes                           164        136         21
Income taxes                                            62         53         17
                                                      --------------------------
Business income                                        102         83         23
Restructuring-related items, after-tax                   7         --         NM
                                                      --------------------------
Net income                                            $ 95       $ 83         14
------------------------------------------------------==========================
Average assets (in billions of dollars)               $ 29       $ 27          7
Return on assets                                      1.33%      1.25%
------------------------------------------------------==========================
Excluding restructuring-related items
Return on assets                                      1.43%      1.25%
------------------------------------------------------==========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $102 million in the 1999 first quarter, up from $83 million a year ago, reflecting growth throughout the region, particularly in Japan, as the business rebounded from a weak 1998 first quarter. Net income of $95 million in the 1999 first quarter included restructuring-related items of $7 million ($11 million pretax).

As shown in the following table, Asia Pacific accounts grew 25% from the 1998 first quarter, driven by double digit growth in both customer deposits and loans, reflecting a "flight to quality" in the region.

                                                          First Quarter     %
                                                        ----------------
In billions of dollars                                   1999       1998  Change
--------------------------------------------------------------------------------
Accounts (in millions)                                    8.0        6.4      25
Average customer deposits                               $40.2      $33.2      21
Average loans                                            22.1       19.5      13
--------------------------------------------------------========================

Revenues, net of interest expense, of $519 million increased $96 million or 23% from the 1998 first quarter, reflecting strong performance in Japan, account and business volume growth across the region, and spread improvements in certain countries. Adjusted operating expenses were up $30 million or 13% from a year ago, reflecting business volume growth, new product launches in Japan, and higher marketing costs.

The provision for credit losses in the 1999 first quarter was $88 million, up from $50 million a year ago. The net credit loss ratio was 1.43% in the quarter compared with 0.92% a year ago. The increase in both the provision and the net credit loss ratio reflects economic conditions in the region.

Latin America

                                                      First Quarter         %
                                                     ---------------
In millions of dollars                               1999       1998      Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $466       $354         32
Adjusted operating expenses (1)                       292        233         25
Provision for credit losses                           101         49        106
                                                     --------------------------
Business income before taxes                           73         72          1
Income taxes                                           25         29        (14)
                                                     --------------------------
Business income                                        48         43         12
Restructuring-related items, after-tax                 10         --         NM
                                                     --------------------------
Net income                                           $ 38       $ 43        (12)
-----------------------------------------------------===========================
Average assets (in billions of dollars)              $ 14       $  9         56
Return on assets                                     1.10%      1.94%
-----------------------------------------------------===========================
Excluding restructuring-related items
Return on assets                                     1.39%      1.94%
-----------------------------------------------------===========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported business income of $48 million in the 1999 first quarter, up from $43 million a year ago, reflecting the effect of certain acquisitions made in 1998, an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, partially offset by a higher provision for credit losses. Net income of $38 million in the 1999 first quarter included restructuring-related items of $10 million ($16 million pretax).

During the quarter, Citibank acquired Financiero Atlas, a Chilean consumer finance company with 65 branches and approximately $460 million in assets.

The Brazilian currency devaluation in the 1999 first quarter has exacerbated the deteriorating economic conditions in the region. The devaluation significantly contributed to the 1999 first quarter foreign currency translation effects that reduced revenue and expense growth in Latin America by approximately 10% and 11%, respectively.

As shown in the following table below, Latin America experienced strong business volume growth, including the effect of certain acquisitions made in 1998. Customer deposit growth also reflects a "flight to quality" in the region during 1998.

                                                          First Quarter     %
                                                        ----------------
In billions of dollars                                   1999       1998  Change
--------------------------------------------------------------------------------
Accounts (in millions)                                    6.8        5.1      33
Average customer deposits                               $12.7      $ 8.9      43
Average loans                                             7.8        7.5       4
--------------------------------------------------------========================

Revenues, net of interest expense, of $466 million were up $112 million or 32% from the 1998 first quarter, reflecting certain acquisitions in the region, increased earnings in Credicard, and account and business volume growth, partially offset by reduced spreads. Adjusted operating expenses in the 1999 first quarter grew $59 million or 25% from a year ago, reflecting acquisitions in the region and increased collection efforts, as well as business volume growth.

The provision for credit losses was $101 million in the 1999 first quarter, up from $49 million a year ago, reflecting economic conditions in the region. The net credit loss ratio was 4.74% in the 1999 first quarter, up from 2.45% a year ago.

Global Private Bank

                                                     First Quarter          %
                                                   ----------------
In millions of dollars                              1999       1998       Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense            $ 273      $ 264           3
Total operating expenses                             174        176          (1)
Provision (benefit) for credit losses                  8         (7)        214
                                                   ----------------------------
Income before taxes                                   91         95          (4)
Income taxes                                          34         37          (8)
                                                   ----------------------------
Net income                                         $  57      $  58          (2)
---------------------------------------------------=============================
Average assets (in billions of dollars)            $  18      $  16          13
Return on assets                                    1.28%      1.47%
---------------------------------------------------=============================

Global Private Bank -- which provides personalized wealth management services for high net-worth clients around the world -- reported net income in the 1999 first quarter of $57 million, down $1 million or 2% from the 1998 first quarter, reflecting revenue growth offset by a higher provision for credit losses.

Client business volumes under management were $119 billion at March 31, 1999, up from $116 billion at year-end and $105 billion a year ago, reflecting growth in the U.S., Europe, and Japan.

Total revenues, net of interest expense, in the quarter were $273 million, up $9 million or 3% from 1998, reflecting growth in net interest income and fee revenues. Strong revenue growth in the U.S. and Japan was partially offset by weakness in Asia Pacific, excluding Japan, and Latin America.

Total operating expenses of $174 million in the quarter were down $2 million or 1% from a year ago, as reduced staffing levels were partially offset by higher incentive compensation and operations and technology expenses.

The provision for credit losses for 1999 was $8 million compared with net recoveries of $7 million in 1998. The increase primarily reflected reduced credit recoveries in the U.S. along with higher write-offs in Asia Pacific. Loans 90 days or more past due also continued to remain low at $191 million or 1.10% of loans at March 31, 1999 compared to $193 million or 1.14% at year-end and $186 million or 1.21% a year ago.

e-Citi

                                                       First Quarter        %
                                                     ----------------
In millions of dollars                                1999       1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $  54      $  30         80
Total operating expenses                               113         78         45
Provision for credit losses                              1          1         --
                                                     ---------------------------
Loss before tax benefits                               (60)       (49)        22
Income tax benefits                                    (24)       (19)        26
                                                     ---------------------------
Net loss                                             $ (36)     $ (30)        20
-----------------------------------------------------===========================

e-Citi -- the business that manages the Company's Internet strategy and execution, including the creation and delivery of electronic financial services and e-commerce initiatives, such as Direct Access and other Internet-based transactional banking products, and provides to customers certain other electronic banking services such as Global Debit Card Services -- reported net losses of $36 million in the 1999 first quarter, compared to $30 million in the 1998 first quarter.

Revenues, net of interest expense, were $54 million in the 1999 first quarter, up from $30 million a year ago, reflecting business volume increases in certain electronic banking services. Total operating expenses of $113 million increased from $78 million in the 1998 first quarter, reflecting business volume increases and investment spending on Internet based and other electronic banking services as well as other e-commerce initiatives.

Other Consumer

                                                                First Quarter
                                                              ------------------
In millions of dollars                                        1999         1998
--------------------------------------------------------------------------------
Total revenues, net of interest expense                       $ 31         $ 26
Total operating expenses                                        63           30
                                                              -----------------
Loss before tax benefits                                       (32)          (4)
Income tax benefits                                            (12)          (3)
                                                              -----------------
Net loss                                                      $(20)        $ (1)
--------------------------------------------------------------==================

Other Consumer -- which includes certain treasury operations and global marketing and other programs - reported net losses of $20 million in the 1999 first quarter, compared to $1 million in the 1998 first quarter, principally reflecting higher spending on global advertising, marketing, and distribution development initiatives.

Consumer Portfolio Review

In the consumer portfolio, credit loss experience is often expressed in terms of annual net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The table on page 15 summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

In North America, Mortgage Banking and Citibanking credit trends continue to improve from a year ago. Mortgage Banking loans delinquent 90 days or more of $610 million at March 31, 1999 declined from $688 million a year ago and Citibanking North America delinquencies of $107 million declined from $129 million. Similarly, Mortgage Banking net credit losses of $13 million in the 1999 first quarter declined from $23 million in the 1998 first quarter and Citibanking North America net credit losses of $28 million declined from $32 million in the 1998 first quarter.

U.S. bankcards managed loans delinquent 90 days or more were $1.0 billion or 1.46% ($820 million or 1.56% excluding UCS) at March 31, 1999, compared with $1.0 billion or 1.45% ($812 million or 1.55% excluding UCS) at December 31, 1998 and $855 million or 1.85% at March 31, 1998. Net credit losses in the 1999 first quarter were $784 million and the related loss ratio was 4.72% ($617 million and 4.91% excluding UCS), compared with $790 million and 4.82% ($632 million and 5.09% excluding UCS) in the 1998 fourth quarter and $676 million and 5.85% in the 1998 first quarter. The improvement in both the delinquency and net credit loss ratios from the prior year reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives. Citigroup continues to write off bankrupt accounts upon notice of filing of bankruptcy.

Consumer Finance Services credit trends reflect loan growth and positive U.S. economic conditions. Loans delinquent 90 days or more were $183 million or 1.42% at March 31, 1999, compared with $172 million or 1.44% at December 31, 1998 and $143 million or 1.42% a year ago. Net credit losses in the 1999 first quarter were $71 million and the related loss ratio was 2.38%, compared with $77 million and 2.67% in the 1998 fourth quarter and $72 million and 2.93% in the 1998 first quarter.

In Europe, Middle East, and Africa, credit trends have been relatively stable in most countries. Loans delinquent 90 days or more were $878 million or 5.45% at March 31, 1999, compared with $937 million or 5.49% at December 31, 1998 and $873 million or 5.88% at March 31, 1998. Net credit losses in the 1999 first quarter were $73 million and the related loss ratio was 1.81%, compared with $73 million and 1.71% in the 1998 fourth quarter and $66 million and 1.78% in the 1998 first quarter.

In Asia Pacific and Latin America, delinquencies and net credit losses have increased from 1998 levels due to economic conditions in the regions. Asia Pacific loans delinquent 90 days or more of $513 million at March 31, 1999 increased from $498 million at December 31, 1998 and $316 million a year ago. Net credit losses of $78 million in the 1999 first quarter increased from $68 million in the 1998 fourth quarter and $44 million in the 1998 first quarter. Latin America loans delinquent 90 days or more of $292 million at March 31, 1999 increased from $288 million at December 31, 1998 and $183 million a year ago. Net credit losses of $91 million in the 1999 first quarter increased from $67 million in the 1998 fourth quarter and $45 million in the 1998 first quarter.

Global Private Bank loans delinquent 90 days or more were $191 million at March 31, 1999, compared with $193 million at December 31, 1998 and $186 million at March 31, 1998. Delinquencies reflect an increase in Asia Pacific and Europe, Middle East and Africa, offset by improvements in North America and Latin America. Net credit losses in the 1999 first quarter were $8 million, compared with $11 million in the 1998 fourth quarter and net recoveries of $7 million in the 1998 first quarter. The increase in net credit losses from the 1998 first quarter reflects higher write-offs in Asia Pacific and lower recoveries in North America.

Total consumer loans on the balance sheet delinquent 90 days or more on which interest continued to be accrued were $1.0 billion at March 31, 1999, $1.1 billion at December 31, 1998, and $1.0 billion at March 31, 1998. Included in these amounts are U.S. government-guaranteed student loans of $302 million at March 31, 1999, up from $267 million and $256 million at December 31, 1998 and March 31, 1998, respectively, reflecting loan growth. Other consumer loans delinquent 90 days or more on which interest continued to be accrued (which primarily include worldwide bankcard receivables and certain loans in Germany) were $741 million at March 31, 1999, $790 million at December 31, 1998, and $754 million at March 31, 1998. The majority of these other loans are written off upon reaching a stipulated number of days past due.

Citigroup's policy for suspending the accrual of interest on consumer loans varies depending on the terms, security, and credit loss experience characteristics of each product, as well as write-off criteria in place. At March 31, 1999, interest accrual had been suspended on $2.3 billion of consumer loans, primarily consisting of mortgage, installment, revolving, and Private Banking loans, compared with $2.3 billion at December 31, 1998 and $2.0 billion at March 31, 1998. The increase from a year ago reflects increases in Asia Pacific and Latin America, partially offset by improvements in Mortgage Banking. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 43.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                                  Total                                    Average
                                                  Loans     90 Days or More Past Due (1)    Loans        Net Credit Losses (1)
                                                ------------------------------------------------------------------------------------
In millions of dollars, except loan amounts in   Mar. 31,  Mar. 31,   Dec. 31,  Mar. 31,   1st Qtr.  1st Qtr.   4th Qtr.  1st Qtr.
billions                                           1999      1999       1998      1998       1999      1999       1998      1998
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America                         $  8.0    $  107    $   97      $ 129     $  8.1     $  28     $  32      $  32
Ratio                                                         1.33%     1.18%      1.51%                1.35%     1.55%      1.51%
Mortgage Banking                                    26.7       610       625        688       26.6        13        17         23
Ratio                                                         2.29%     2.44%      2.91%                0.20%     0.27%      0.42%
U.S. Bankcards (2)                                  69.0     1,007     1,001        855       67.4       784       790        676
Ratio                                                         1.46%     1.45%      1.85%                4.72%     4.82%      5.85%
Other Cards                                          2.5        46        42         40        2.3        18        18         16
Ratio                                                         1.86%     1.78%      1.67%                3.25%     2.96%      2.95%
Consumer Finance Services                           12.9       183       172        143       12.1        71        77         72
Ratio                                                         1.42%     1.44%      1.42%                2.38%     2.67%      2.93%
Europe, Middle East & Africa                        16.1       878       937        873       16.3        73        73         66
Ratio                                                         5.45%     5.49%      5.88%                1.81%     1.71%      1.78%
Asia Pacific                                        22.2       513       498        316       22.1        78        68         44
Ratio                                                         2.31%     2.28%      1.57%                1.43%     1.24%      0.92%
Latin America                                        7.8       292       288        183        7.8        91        67         45
Ratio                                                         3.75%     3.60%      2.38%                4.74%     3.39%      2.45%
Global Private Bank                                 17.4       191       193        186       17.2         8        11         (7)
Ratio                                                         1.10%     1.14%      1.21%                0.18%     0.25%        NM
Other                                                0.6         2         2          1        0.9         1         1          1

------------------------------------------------------------------------------------------------------------------------------------
Total managed                                      183.2     3,829     3,855      3,414      180.8     1,165     1,154        968
Ratio                                                         2.09%     2.12%      2.29%                2.61%     2.61%      2.65%
--------------------------------------------------==================================================================================
Securitized credit card receivables                (46.7)     (688)     (658)      (519)     (44.3)     (556)     (536)      (431)
Loans held for sale                                 (5.6)      (39)      (38)       (39)      (5.2)      (32)      (32)       (31)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                                    $130.9    $3,102    $3,159     $2,856     $131.3     $ 577     $ 586      $ 506
Ratio                                                         2.37%     2.39%      2.44%                1.78%     1.80%      1.75%
--------------------------------------------------==================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Includes U.S. bankcards and Travelers Bank. U.S. bankcards managed ratios of 90 days or more past due and net credit losses were reduced by 10 and 19 basis points, respectively, in the 1999 first quarter, and by 10 and 27 basis points, respectively, in the 1998 fourth quarter, due to the acquisition of the Universal Card portfolio.
NM  Not meaningful
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                             End of Period                      Average
                                      -----------------------------   ----------------------------
                                      Mar. 31,   Dec. 31,   Mar.31,   1st Qtr.  4th Qtr.  1st Qtr.
In billions of dollars                  1999       1998      1998       1999      1998       1998
--------------------------------------------------------------------------------------------------
Total managed                          $183.2     $181.6    $149.2     $180.8    $175.3     $148.1
Securitized credit card receivables     (46.7)     (44.3)    (27.8)     (44.3)    (41.5)     (27.6)
Loans held for sale                      (5.6)      (5.0)     (3.8)      (5.2)     (4.9)      (3.6)
                                      ----------------------------    ----------------------------
Consumer loans                         $130.9     $132.3    $117.6     $131.3    $128.9     $116.9
--------------------------------------============================================================

The portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at March 31, 1999, up from $3.3 billion at December 31, 1998 and $2.8 billion at March 31, 1998. The increase from a year ago reflects the 1998 addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio. The allowance as a percentage of loans on the balance sheet was 2.56% as of March 31, 1999, compared with 2.50% at December 31, 1998 and 2.41% a year ago. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses and the related loss ratios may increase from the 1999 first quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. Additionally, delinquencies and loans on which the accrual of interest is suspended could remain at relatively high levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

During the 1999 first quarter, the Federal Financial Institutions Examination Council (FFIEC) revised its Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citigroup's financial institution subsidiaries. The revised policy, which will be adopted during 2000, is not expected to have a material effect since Citigroup maintains adequate reserves for probable credit losses inherent in its loan portfolios.

GLOBAL CORPORATE AND INVESTMENT BANK

                                                        First Quarter       %
                                                       ---------------
In millions of dollars                                   1999     1998    Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                $7,100   $6,484       10
Adjusted operating expenses (1)                         3,999    3,825        5
Provisions for benefits, claims, and credit losses        976    1,003       (3)
                                                       ------------------------
Business income before taxes and minority interest      2,125    1,656       28
Income taxes                                              733      585       25
Minority interest, after-tax                               37       35        6
                                                       ------------------------
Business income                                         1,355    1,036       31
Restructuring-related credit, after-tax                   120       --       NM
                                                       ------------------------
Net income (2)                                         $1,475   $1,036       42
-------------------------------------------------------=========================

(1) Excludes restructuring-related items.
(2) Excludes cumulative effect of accounting changes.
NM  Not meaningful
--------------------------------------------------------------------------------

Global Corporate and Investment Bank business income in the 1999 first quarter was $1.355 billion, up $319 million or 31% from the 1998 first quarter. The improvement reflects business income growth of $205 million or 46% at Salomon Smith Barney (SSB), $57 million or 22% in the Emerging Markets business, $39 million or 25% in Global Relationship Banking (GRB), and $18 million or 11% in Commercial Lines. SSB's results reflect strong retail business, record fixed income underwriting and improved trading. SSB's risk profile is substantially improved from the 1998 quarter with global arbitrage positions reduced and Phibro's operations significantly curtailed. Results in the Emerging Markets business reflect growth in trading, lending, and trade finance while the GRB's results reflect improved trading and transaction banking. Commercial Lines results primarily reflect favorable prior-year reserve development and expense control.

Global Corporate and Investment Bank net income, excluding the effect of accounting changes, totaled $1.475 billion, up $439 million or 42% from the 1998 first quarter. Included in 1999 first quarter net income is a release of the 1997 restructuring reserve of $125 million ($211 million pre-tax) that resulted from SSB's reassessment of space needs due to the Citicorp merger. See further discussion of the restructuring reserve release in SSB in Note 7 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 99 countries in which the businesses operate. Global economic exigencies can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of principal transactions, realized gains from sales of investments, and gains from asset sales may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net write-offs and cash-basis loans may increase from the 1998 levels due to global economic developments, particularly in Latin America and Asia Pacific. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. Pricing in the Commercial Lines marketplace is expected to continue to be very competitive in 1999. Changes in the general interest rate environment affect the returns received by Commercial Lines on newly invested and reinvested funds. This paragraph contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

Salomon Smith Barney

The following data does not include the Asset Management division of Salomon Smith Barney. The division's results are included in the SSB Citi Asset Management Group segment.

                                                      First Quarter         %
                                                    -----------------
In millions of dollars                                1999       1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $3,341     $2,918         14
Adjusted operating expenses (1)                      2,338      2,207          6
                                                    ----------------------------
Business income before taxes                         1,003        711         41
Income taxes                                           355        268         32
                                                    ----------------------------
Business income                                        648        443         46
Restructuring-related credit, after-tax                124         --         NM
                                                    ----------------------------
Net income (2)                                      $  772     $  443         74
----------------------------------------------------============================

(1) Excludes restructuring-related items.
(2) Excludes cumulative effect of accounting change.
NM Not meaningful
--------------------------------------------------------------------------------

Salomon Smith Barney reported business income in the first quarter of 1999 of $648 million compared to $443 million in the first quarter of 1998. Included in 1999 first quarter net income is an after-tax restructuring reserve release of $125 million ($211 million pre-tax) representing a reduction in the restructuring reserve related to the Seven World Trade Center lease recorded in the fourth quarter of 1997 in connection with the Salomon merger. The reduction in the reserve resulted from a current reassessment of space needed due to the Citicorp merger. The reassessment indicated the need for increased occupancy and the utilization of space previously considered excessive. See Note 7 of Notes to Consolidated Financial Statements for discussions of the restructuring initiatives.

Salomon Smith Barney's earnings benefited from continued strong results in the retail business, record fixed income underwriting and improved trading revenues. Revenues by category were as follows:

                                                       First Quarter        %
                                                     ----------------
In millions of dollars                                 1999      1998     Change
--------------------------------------------------------------------------------
Commissions                                          $  900    $  793        13
Investment banking                                      655       616         6
Principal transactions                                  974       779        25
Asset management and administration fees (1)            377       300        26
Interest income, net (2)                                370       402        (8)
Other income                                             65        28       132
                                                     --------------------------
Total revenues, net of interest expense (2)          $3,341    $2,918        14
-----------------------------------------------------===========================

(1) Excludes the revenues of SSB Asset Management which are reported in the Asset Management business segment.
(2) Net of interest expense of $2.241 billion and $2.914 billion in 1999 and 1998, respectively.
--------------------------------------------------------------------------------

Revenues, net of interest expense in the first quarter of 1999 were $3.341 billion, a 14% improvement over the $2.918 billion in the first quarter of 1998 primarily reflecting increases in all categories offset by a decline in interest income, net.

Commissions revenue increased 13% in 1999 to $900 million, from $793 million in 1998. The increase reflects growth in sales of listed and over-the-counter (OTC) securities.

Investment banking revenues were $655 million in the first quarter of 1999 compared to $616 million in 1998. An increase in high grade debt underwritings was partially offset by declines in equity, high yield and unit trust underwritings. During the first quarter of 1999 Salomon Smith Barney was ranked #1 in the industry in municipal underwriting and mortgage and asset-backed debt according to Securities Data Corp.

Principal transaction revenues increased 25% to $974 million in the first quarter of 1999 compared to $779 million in the first quarter of 1998. Increases in the institutional global fixed income, global equities and municipal trading businesses were partially offset by declines in the global arbitrage and commodity trading businesses.

Asset management and administration fees increased 26% to $377 million in the first quarter of 1999 compared to $300 million in the first quarter of 1998 as a result of the growth in assets under fee-based management. The investment services category includes results from assets managed by the Financial Consultants as well as assets that are externally managed by the consulting group. Assets under fee-based management increased significantly at March 31, 1999 compared to March 31, 1998 causing the corresponding increase in revenue. Total assets under fee-based management at March 31, were as follows:

                                                            March 31,       %
                                                         -------------
In billions of dollars                                   1999     1998    Change
--------------------------------------------------------------------------------
Financial Consultant managed accounts                    $18.6    $13.3       40
Consulting Group externally managed assets                73.1     67.1        9
                                                         -----------------------
Total assets under fee-based management (1)              $91.7    $80.4       14
---------------------------------------------------------=======================

(1) Excludes the assets under management of SSB Asset Management, which are reported in the Asset Management business segment.
--------------------------------------------------------------------------------

Net interest and dividends were $370 million in the first quarter of 1999 compared to $402 million in the first quarter of 1998.

Adjusted operating expenses were $2.338 billion in the first quarter of 1999 compared to $2.207 billion in the first quarter of 1998. The 6% increase primarily reflects an increase in production-related compensation and employee benefits expense, reflecting increased revenues, partially offset by the benefit of changes in employee deferred compensation plans. Salomon Smith Barney continues to maintain its focus on controlling fixed expenses.

Emerging Markets

                                                        First Quarter       %
                                                      ----------------
In millions of dollars                                  1999      1998    Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense               $1,134    $  957       18
Adjusted operating expenses (1)                          501       475        5
Provision for credit losses                              115        62       85
                                                      --------------------------
Business income before taxes and minority interest       518       420       23
Income taxes                                             196       156       26
Minority interest, after-tax                               1        --       NM
                                                      --------------------------
Business income                                          321       264       22
Restructuring-related items, after-tax                     1        --       NM
                                                      --------------------------
Net income                                            $  320    $  264       21
------------------------------------------------------==========================
Average assets (in billions of dollars)               $   80    $   74        8
Return on assets                                        1.62%     1.45%
------------------------------------------------------==========================
Excluding restructuring-related items
Return on assets                                        1.63%     1.45%
------------------------------------------------------==========================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Emerging Markets business income totaled $321 million in the 1999 first quarter, up $57 million or 22% from the 1998 first quarter. Return on assets, excluding restructuring-related items, was 1.63%, up from 1.45% in the 1998 quarter.

Revenues, net of interest expense, of $1.134 billion grew $177 million or 18% compared with the 1998 period primarily driven by higher principal transactions revenues, as well as lending and trade finance. Revenue growth was broadly based across most countries in which the business operates. Revenues attributed to the Embedded Bank and Emerging Local Corporate strategies (Citigroup's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 6% and 5% of the Emerging Markets business revenues in the first quarters of 1999 and 1998, respectively, and grew 43% from the 1998 period. About 24% of the revenue in the Emerging Markets business in the 1999 and 1998 first quarters was attributable to business from multinational companies managed jointly with Global Relationship Banking, with that revenue having grown 22% from 1998.

Adjusted operating expenses totaled $501 million in the 1999 first quarter, up $26 million or 5% from the 1998 quarter. The growth in expenses primarily reflects investment spending associated with implementing plans to gain market share in selected emerging market countries.

The provision for credit losses totaled $115 million, up $53 million or 85% from 1998. The increase was concentrated in Asia Pacific. Cash-basis loans were $1.095 billion, $1.062 billion, and $953 million at March 31, 1999 and December 31 and March 31, 1998, respectively. The increases were concentrated in Asia Pacific. Cash-basis loans at March 31, 1999 and December 31 and March 31, 1998 include approximately $13 million, $14 million, and $83 million, respectively, of balance sheet credit exposure related to foreign currency derivative contracts for which the recognition of revaluation gains has been suspended. See the table entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 43.

Average assets of $80 billion in the 1999 first quarter rose $6 billion or 8% from the 1998 first quarter reflecting growth across all geographic regions. The growth was concentrated in the loan portfolio and trade finance products, together with treasury initiatives.

Global Relationship Banking

                                                    First Quarter           %
                                                 -------------------
In millions of dollars                              1999        1998      Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense          $ 1,091     $   990         10
Adjusted operating expenses (1)                      784         737          6
Provision (benefit) for credit losses                 (4)          3       (233)
                                                 ------------------------------
Business income before taxes                         311         250         24
Income taxes                                         114          92         24
                                                 ------------------------------
Business income                                      197         158         25
Restructuring-related items, after-tax                 3          --         NM
                                                 ------------------------------
Net income                                       $   194     $   158         23
-------------------------------------------------===============================
Average assets (in billions of dollars)          $    89     $    90         (1)
Return on assets                                    0.88%       0.71%
-------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                    0.90%       0.71%
-------------------------------------------------===============================

(1) Excludes restructuring-related items.
NM Not meaningful
--------------------------------------------------------------------------------

Business income from Global Relationship Banking in North America, Europe, and Japan was $197 million in the 1999 first quarter, up $39 million or 25% from 1998. Return on assets, excluding restructuring-related items, was 0.90%, up from 0.71% in the 1998 quarter.

Revenues, net of interest expense, of $1.091 billion grew $101 million or 10% compared with the 1998 period, primarily reflecting strong principal transactions revenues coupled with double-digit growth in transaction banking services. In late 1998, certain capital markets businesses were transferred to SSB in connection with business integration and restructuring initiatives and are not included in the results of GRB in the 1999 first quarter. Adjusted operating expenses were $784 million, up $47 million or 6% from 1998. The growth in expenses primarily reflects increased spending on technology, including costs related to the EMU and Year 2000 coupled with higher incentive compensation. Expenses declined $19 million or 2% from the 1998 fourth quarter as EMU and Year 2000 spending declined from its peak in the 1998 fourth quarter.

The provision (benefit) for credit losses reflected net recoveries of $4 million in the 1999 first quarter compared with net write-offs of $3 million in the 1998 quarter. Cash-basis loans at March 31, 1999 and December 31 and March 31, 1998 were $308 million, $268 million, and $378 million, respectively, while the other real estate owned portfolio totaled $212 million, $235 million, and $329 million, respectively. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 43.

Average assets of $89 billion in the 1999 first quarter declined $1 billion or 1% from the 1998 period, primarily reflecting the transfer of certain capital markets businesses to SSB and lower trading assets, partially offset by higher asset levels in the cash management and loan portfolio products.

Commercial Lines

                                                       First Quarter        %
                                                     ----------------
In millions of dollars                                 1999      1998     Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $1,534    $1,619        (5)
Total operating expenses                                376       406        (7)
Claims and claim adjustment expenses                    865       938        (8)
                                                     --------------------------
Income before taxes and minority interest               293       275         7
Income taxes                                             68        69        (1)
Minority interest, after-tax                             36        35         3
                                                     --------------------------
Net income (1) (2)                                   $  189    $  171        11
-----------------------------------------------------===========================

(1) Excludes cumulative effect of accounting changes.
(2) Excludes investment gains/losses included in Investment Activities segment. NM Not meaningful
--------------------------------------------------------------------------------

Net income, excluding the effect of accounting changes, was $189 million in the first quarter of 1999 compared to $171 million in the first quarter of 1998. The 11% improvement in 1999 reflects favorable prior-year reserve development, continued expense savings, and lower cumulative injury incurred losses, partially offset by higher weather-related losses and a decrease in fee income. Operating results reflect the long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Net written premiums by market were as follows:

                                                  First Quarter             %
                                               -------------------
In millions of dollars                           1999         1998        Change
--------------------------------------------------------------------------------
National accounts                              $  150       $  186          (19)
Commercial accounts                               444          463           (4)
Select accounts                                   372          379           (2)
Specialty accounts                                148          184          (19)
                                               --------------------------------
Total net written premiums                     $1,114       $1,212           (8)
-----------------------------------------------=================================

Commercial Lines net written premiums in the first quarter of 1999 totaled $1.114 billion, down $98 million from $1.212 billion in the first quarter of 1998 reflecting the highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

Fee income was $67 million in the first quarter of 1999 compared to $82 million in the first quarter of 1998. The decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

The decrease in National Accounts net written premiums was primarily due to a decrease in the level of involuntary pool participation and the continued disciplined approach to underwriting and risk management.

National Accounts new business was significantly lower and its business retention ratio was moderately lower in the first quarter of 1999 than in the first quarter of 1998. These decreases reflected the continued disciplined approach to the highly competitive marketplace.

The decrease in Commercial Accounts net written premiums reflect the continued disciplined approach to underwriting and risk management, partially offset by the continued growth through programs designed to leverage underwriting experience in specific industries.

Commercial Accounts new business in the first quarter of 1999 was significantly lower than in the first quarter of 1998, reflecting the focus on obtaining new accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately lower in the first quarter of 1999 than in the first quarter of 1998. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

The decrease in Select Accounts net written premiums reflects the highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

New premium business in Select Accounts was significantly lower in the first quarter of 1999 compared to the first quarter of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the first quarter of 1999 and was virtually the same as that in the first quarter of 1998.

The decrease in Specialty Accounts net written premiums primarily reflects a highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                                  First Quarter
                                                                ----------------
                                                                1999      1998
--------------------------------------------------------------------------------
Statutory
Loss and LAE ratio                                               76.2%     78.2%
Underwriting expense ratio                                       28.5      28.6
                                                                ---------------
Combined ratio before policyholder dividends                    104.7     106.8
                                                                ===============
Combined ratio                                                  105.7%    108.0%
----------------------------------------------------------------================
GAAP
Loss and LAE ratio                                               75.8%     77.9%
Underwriting expense ratio                                       31.1      30.2
                                                                ---------------
Combined ratio before policyholder dividends                    106.9     108.1
                                                                ===============
Combined ratio                                                  107.9%    109.3%
----------------------------------------------------------------================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the 1999 statutory and GAAP combined ratios before policyholder dividends compared to the 1998 statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development and lower cumulative injury incurred losses, partially offset by higher weather-related losses and lower fee income.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At March 31, 1999, approximately 18% of the net aggregate reserve (i.e., approximately $143 million) consists of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $655 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At March 31, 1999, approximately 22% of the net aggregate reserve (i.e., approximately $225 million) is for pending asbestos claims. The balance, approximately 78% (i.e., approximately $797 million) of the net aggregate reserve, represents incurred but not reported losses for which the company has not received any specific claims.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 24.

ASSET MANAGEMENT

                                                          First Quarter     %
                                                          -------------
In millions of dollars                                     1999   1998    Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense                    $354   $305        16
Total operating expenses                                    221    192        15
                                                          ----------------------
Income before taxes                                         133    113        18
Income taxes                                                 53     44        20
                                                          ----------------------
Net income (1)                                             $ 80   $ 69        16
----------------------------------------------------------======================
Assets under management (in billions of dollars) (2)       $338   $281        20
----------------------------------------------------------======================

(1) Excludes cumulative effect of accounting change.
(2) Includes $34 billion and $29 billion in 1999 and 1998, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

Asset Management is comprised of the substantial resources that are available through its three primary asset management business platforms: Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Asset Management. Asset Management offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

Asset Management net income, excluding the effect of the accounting change, of $80 million in the 1999 first quarter was up $11 million or 16% from the 1998 first quarter, as revenue growth offset increased expenses from continued investments in the business' infrastructure and investment research. Income before taxes increased by $20 million or 18% over 1998.

Assets under management rose 20% from the year-ago quarter to $338 billion, as growth continued across all product categories. Institutional managed account assets grew to $93 billion, up 22% from the 1998 first quarter. Money fund and long-term mutual fund assets grew by 27% and 13%, respectively. Contributing to money fund growth was a $3.6 billion increase in institutional liquidity funds in the first quarter resulting from increased selling efforts through Global Relationship Banking. Capitalizing on Japan's Big Bang, Asset Management raised $600 million in Japan through sales of its new CitiFunds mutual funds and sales of Salomon Brothers mutual funds in non-proprietary channels. Also in the quarter, CitiEuroland funds were introduced through the Citibank Europe Consumer Bank.

Revenues, net of interest expense rose $49 million or 16% to $354 million in the first quarter. This increase was predominantly in investment advisory fees and reflects the broad growth in assets under management, plus additional performance fees.

Operating expenses increased $29 million or 15% to $221 million in 1999, reflecting global business growth and efforts to build Asset Management's investment research and quantitative investment capabilities. Expenses excluding the research/quantitative buildout and the July 1998 acquisition of JP Morgan's Australian asset management business, increased 7%.

CORPORATE/OTHER

                                                               First Quarter      %
                                                              --------------
In millions of dollars                                         1999     1998    Change
--------------------------------------------------------------------------------------
Total revenues, net of interest expense                       $ (71)   $ (53)     (34)
Adjusted operating expenses (1)                                 161      145       11
Provision (benefit) for benefits, claims, and credit losses       7       (1)      NM
                                                              -----------------------
Business loss before tax benefits                              (239)    (197)      21
Income tax benefits                                             (77)     (61)      26
                                                              -----------------------
Business loss                                                  (162)    (136)      19
Restructuring-related items, after-tax                            8       --       NM
                                                              -----------------------
Net loss                                                      $(170)   $(136)      25
--------------------------------------------------------------=======================

(1) Excludes restructuring-related items.
NM  Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results and corporate staff and similar expenses. Net loss of $170 million increased $34 million or 25% over the prior year, primarily reflecting income from the disposition of a real estate development property in 1998 and increases in certain technology expenses and other unallocated corporate costs.

INVESTMENT ACTIVITIES

                                                      First Quarter         %
                                                     ---------------
In millions of dollars                                1999      1998      Change
--------------------------------------------------------------------------------
Total revenues, net of interest expense              $ 158     $ 619        (74)
Total operating expenses                                14        11         27
Provision (benefit) for credit losses                   --       (10)        NM
                                                     --------------------------
Income before taxes and minority interest              144       618        (77)
Income taxes                                            49       209        (77)
Minority interest, after-tax                             2         7        (71)
                                                     --------------------------
Net income                                           $  93     $ 402        (77)
-----------------------------------------------------===========================

NM Not meaningful
--------------------------------------------------------------------------------
Investment Activities comprises venture capital activities, realized investment gains (losses) related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense of $158 million declined $461 million or 74% from the 1998 first quarter reflecting a $313 million decrease in realized gains from sales of investments to $36 million coupled with a $126 million decrease in venture capital revenues to $138 million.

Investment Activities results may fluctuate in the future due to market and asset-specific factors.

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

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $900 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This is being expensed as incurred. Of the total, approximately $750 million has been incurred to date, including approximately $90 million in the first quarter of 1999.

Substantially all of the required modification and internal testing work has been completed and Citigroup continues to make satisfactory progress towards successful completion of its year 2000 program. The remainder of 1999 will be spent primarily addressing completion of the remaining external testing, integration testing and production assurance. Citigroup is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, and desktops, and these are similarly progressing towards timely resolution.

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

An additional year 2000 issue for Travelers Property Casualty Corp. is the potential future impact of claims for insurance coverage from customers who suffer year 2000 business losses or claim coverage for their potential liability to third parties. TAP has taken certain initiatives to mitigate this potential risk, including addressing year 2000 issues, where applicable, in the underwriting of insurance policies. Losses for year 2000 insurance claims and litigation costs related to such claims are not reasonably estimable at this time.

The Company's expectations with respect to remediation of the year 2000 issue constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of principal transactions, realized gains from sales of investments, gains from asset sales and losses on commercial lending activities; interest rates; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; customer responsiveness to both new products and distribution channels; the actual cost of year 2000-related remediation; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers and business acquisitions, as well as achieving its other cost-saving initiatives.

MANAGING GLOBAL RISK

The Market Risk Management Process

Market risk encompasses liquidity risk and price risk, both of which are fundamental to the business of a financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. These exposures arise in the normal course of business of a global financial intermediary.

Citigroup's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. The risk management process is described in detail in the 1998 Annual Report and Form 10-K. As Citigroup's businesses become more closely integrated, it is expected that these management processes will also be more closely integrated.

Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk (EAR) and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk (VAR), stress and scenario analysis, which are applied to the trading portfolios.

Non-Trading Portfolios

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or with derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changes in market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of March 31, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of March 31, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 17 to 1,991 basis points, over defeasance periods ranging from one to fifty days, depending on the currency.

The following table illustrates that, as of March 31, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $129 million in the next twelve months, and a positive impact of approximately $12 million for the total five-year period 2000-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $109 million in the next twelve months, and approximately $201 million for the five-year period 2000-2004.

Citicorp Earnings-at-Risk (impact on pre-tax earnings)

                                                Assuming a U.S.            Assuming a Non-U.S.
                                              Dollar Rate Move of        Dollar Rate Move of (1)
                                           -------------------------------------------------------
                                            Two Standard Deviations    Two Standard Deviations (2)
                                           -------------------------------------------------------
In millions of dollars at March 31, 1999   Increase         Decrease    Increase         Decrease
--------------------------------------------------------------------------------------------------
Overnight to three months                   $ (74)            $  77      $ (25)             $ 25
Four to six months                            (28)               33        (27)               27
Seven to twelve months                        (27)               29        (57)               58
                                           -------------------------------------------------------
Total overnight to twelve months             (129)              139       (109)              110
-------------------------------------------=======================================================
Year two                                      (15)                6        (98)               98
Year three                                     24               (37)       (11)               12
Year four                                      56               (69)         6                (5)
Year five                                     108              (125)         1                (1)
Effect of discounting                         (32)               41         10               (11)
                                           -------------------------------------------------------
Total                                       $  12             $ (45)     $(201)             $203
-------------------------------------------=======================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, the Euro and Korea won.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates over the past year and shows a relatively stable level of risk.

Citicorp Twelve Month Earnings-at-Risk (impact on pre-tax earnings)

                                                  U.S. Dollar                    Non-U.S. Dollar
                                         -------------------------------------------------------------------
                                         Mar. 31,   Dec. 31,   Mar. 31,   Mar. 31,   Dec. 31,   Mar. 31,
In millions of dollars                     1999       1998       1998       1999       1998       1998
------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                   $(129)     $(148)     $(105)     $(109)      $(93)      $(85)
Decrease                                     139        156        125        110         93         85
-------------------------------------------=================================================================

The tables above illustrate that Citicorp's pre-tax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                  U.S. Dollar                    Non-U.S. Dollar
                                         ---------------------------------------------------------------
                                         Mar. 31,   Dec. 31,   Mar. 31,   Mar. 31,   Dec. 31,   Mar. 31,
In millions of dollars                     1999       1998       1998       1999       1998       1998
--------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                    $(12)       $10        $98      $(127)      $(94)      $(85)
Decrease                                      17         (3)       (86)       127         94         85
-----------------------------------------===============================================================

During the first quarter of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $129 million in the aggregate at each month end, compared with a range from $65 million to $173 million during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first quarter of 1999 was primarily due to the reduction in the level of received fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $98 million to $109 million in the aggregate at each month end during the first quarter of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S. dollar Earnings-at-Risk experienced during the first quarter of 1999 primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

The table above also illustrates that Citicorp's risk profile in the one- to two-year time horizon is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1998 Annual Report and Form 10-K. At March 31, 1999 there is no significant change to the risk profile as disclosed at year-end 1998.

Trading Portfolios

One tool for measuring the price risk of trading activities is Value-at-Risk, which estimates the potential pretax loss in market value that could occur over a one-day holding period at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $15 million at March 31, 1999. Daily exposures at Citicorp averaged $18 million in the first quarter of 1999 and ranged from $14 million to $24 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $54 million at March 31, 1999. Quarterly exposures at Salomon Smith Barney averaged $61 million in the first quarter of 1999 and ranged from $52 million to $72 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of March 31, 1999 and December 31, 1998 along with the first quarter 1999 average.

                                            Citicorp                   Salomon Smith Barney
                                  -------------------------------------------------------------
                                              1999                            1999
                                              First                           First
                                  Mar. 31,   Quarter   Dec. 31,   Mar. 31,   Quarter   Dec. 31,
In millions of dollars              1999     Average     1998       1999     Average   1998 (1)
-----------------------------------------------------------------------------------------------
Interest rate                        $11       $13        $13         $55       $60        $60
Foreign exchange                       8        11          7           6         3          2
Equity                                 8         6          5           4         6          5
All other (primarily commodity)        1         1          1          12        11         11
Covariance adjustment                (13)      (13)       (11)        (23)      (19)       (18)
                                  -------------------------------------------------------------
Total                                $15       $18        $15         $54       $61        $60
----------------------------------=============================================================

(1) In 1999, Salomon Smith Barney began using one year of historical price data (i.e., volatilities and correlation factors) to calculate VAR, rather than the previously used six months, primarily for consistency with the capital guidelines issued by the Federal Reserve Board. The amounts in the table above provide the restated VAR.
--------------------------------------------------------------------------------

The table below provides the distribution of Value-at-Risk during the first quarter of 1999.

                                   Citicorp                 Salomon Smith Barney
                                  ----------------------------------------------
In millions of dollars            High   Low                High             Low
--------------------------------------------------------------------------------
Interest rate                      18     10                 71               53
Foreign exchange                   17      6                  6                2
Equity                              8      5                 19                3
All other (primarily commodity)     3      1                 12               11
----------------------------------==============================================

In addition to Value-at-Risk, stress and scenario analysis are also applied to the trading portfolios.

Management of Cross-Border Risk At Citigroup

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the Windows on Risk process described in the 1998 Annual Report and Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the 1998 Annual Report and Form 10-K. Countries with outstandings greater than 0.75% of Citigroup assets at March 31, 1999 and December 31, 1998 include:

                                                                                        March 31, 1999      December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                Trading and  Investments
                     Cross-Border Claims         Short-Term       in and
                      on Third Parties            Claims(1)   Funding of         Total                         Total
In billions    --------------------------------------------        Local  Cross-Border                  Cross-Border
  of dollars   Banks  Public  Private  Total   SSB Citicorp   Franchises  Outstandings  Commitments(2)  Outstandings  Commitments(2)
------------------------------------------------------------------------------------------------------------------------------------
Germany        $4.7    $9.8    $4.5    $19.0   $14.3   $4.4      $0.5        $19.5 (3)      $1.4          $17.4 (3)       $1.4
France          2.9     5.5     2.3     10.7     6.9    3.5       0.4         11.1 (3)       1.7            8.7 (3)        1.1
Italy           0.8     8.4     0.8     10.0     7.2    2.7       0.1         10.1 (3)       0.3            8.7 (3)        0.3
United
  Kingdom       2.7      -      5.5      8.2     1.1    4.1       -            8.2 (3)      11.0            7.9 (3)        8.9
Japan           1.2     3.2     3.0      7.4     5.6    1.2       -            7.4 (3)       4.7           12.9 (3)        0.1
Mexico          0.1     3.7     1.7      5.5     1.9    1.7       0.6          6.1 (4)       0.4            5.9 (4)        0.2
Brazil          0.4     2.0     1.7      4.1     1.4    1.2       1.2          5.3 (4)       0.1            4.5            0.1
---------------=====================================================================================================================

(1) Included in total cross-border claims on third parties. SSB refers to Salomon Smith Barney.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(3) Total cross-border outstandings were in excess of 1.0% of Citigroup's total assets at the end of the respective period.
(4) Total cross-border outstandings were between 0.75% and 1.0% of Citigroup's total assets at the end of the respective period.
--------------------------------------------------------------------------------

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

Citigroup, Citicorp, Commercial Credit Company (CCC), TAP and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citicorp and Citigroup, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit at least equal to their combined outstanding commercial paper. CCC, TAP, and TIC each maintains unused credit availability under their bank lines of credit at least equal to the amount of its outstanding commercial paper.

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

Citigroup Inc. (Citigroup)

Citigroup, CCC and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At March 31, 1999, all of the facility was allocated to Citigroup. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $27.7 billion at March 31, 1999. Citigroup and CCC also have $200 million in 364-day facilities which expire in August 1999 and may be allocated to either of Citigroup or CCC. At March 31, 1999, all $200 million was allocated to Citigroup. At March 31, 1999, there were no borrowings outstanding under either of these facilities.

Citigroup is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the FRB. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citigroup Ratios

                                                             Mar. 31,   Dec. 31,
                                                               1999       1998
--------------------------------------------------------------------------------
Tier 1 capital                                                 8.86%      8.68%
Total capital (Tier 1 and Tier 2)                             11.56      11.43
Leverage (1)                                                   6.24       6.03
Common stockholders' equity                                    6.06       6.04
-------------------------------------------------------------===================

(1) Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the first quarter of 1999. Total capital (Tier 1 and Tier 2) amounted to $56.5 billion at March 31, 1999, representing 11.56% of net risk-adjusted assets. This compares to $55.0 billion and 11.43% at December 31, 1998. Tier 1 capital of $43.3 billion at March 31, 1999 represented 8.86% of net risk-adjusted assets, compared to $41.8 billion and 8.68% at December 31, 1998. Citigroup's leverage ratio was 6.24% at March 31, 1999 compared to 6.03% at December 31, 1998.

Components of Capital Under Regulatory Guidelines

                                                                    Mar. 31,     Dec. 31,
In millions of dollars                                                 1999         1998
-----------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                       $  41,846    $  40,395
Perpetual preferred stock                                             2,113        2,313
Mandatorily redeemable securities of subsidiary trusts                4,920        4,320
Minority interest (1)                                                 1,580        1,602
Less: Net unrealized gains on securities available for sale (2)      (1,554)      (1,359)
Intangible assets:
   Goodwill                                                          (3,880)      (3,764)
   Other intangible assets                                           (1,584)      (1,620)
50% investment in certain subsidiaries (3)                             (113)        (110)
                                                                  ----------------------
Total Tier 1 capital                                                 43,328       41,777
----------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (4)                                       6,120        6,024
Qualifying debt (5)                                                   7,020        7,296
Unrealized marketable equity securities gains (2)                       169           21
Less: 50% investment in certain subsidiaries (3)                       (113)        (110)
                                                                  ----------------------
Total Tier 2 capital                                                 13,196       13,231
                                                                  ----------------------
Total capital (Tier 1 and Tier 2)                                 $  56,524    $  55,008
------------------------------------------------------------------======================
Net risk-adjusted assets (6)                                      $ 488,897    $ 481,208
------------------------------------------------------------------======================

(1) Primarily related to Travelers Property Casualty Corp.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $32.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 1999, compared to $37.3 billion as of December 31, 1998. Market risk-equivalent assets included in net risk-adjusted assets amounted to $52.2 billion at March 31, 1999 and $51.5 billion at December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $1.4 billion during the first quarter of 1999 to $41.8 billion at March 31, 1999, representing 6.06% of assets, compared to $40.4 billion and 6.04% at year-end 1998. The net increase in common stockholders' equity during the quarter principally reflected net income of $2.4 billion and issuance of shares pursuant to employee benefit plans and other activity of $0.5 billion, partially offset by treasury stock acquired of $1.1 billion and dividends declared on common and preferred stock of $0.4 billion. The increase in the common stockholders' equity ratio during the quarter reflected the above items, partially offset by the increase in total assets.

During the first quarter of 1999, Citigroup redeemed its $200 million Series J perpetual preferred stock.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 1999 qualify as Tier 1 capital. The amount outstanding at March 31, 1999 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities. The increase in trust securities outstanding during the first quarter of 1999 of $600 million represents parent-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 1999, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

From time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

Citicorp

Citicorp manages liquidity through a well-defined process described in the 1998 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 68% and 66% of its total funding at March 31, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $283 million during the quarter to $22.9 billion at March 31, 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $19.6 billion, unchanged from year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first quarter included $3.0 billion of U.S. credit cards, $1.9 billion of U.S. consumer mortgages, and $0.1 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the quarter, the scheduled amortization of certain credit card securitization transactions made available $1.5 billion of new receivables. In addition, $2.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 1999.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.4 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $2.9 billion of the available $3.4 billion.

Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the FRB. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citicorp Ratios

                                                             Mar. 31,   Dec. 31,
                                                               1999       1998
--------------------------------------------------------------------------------
Tier 1 capital                                                 8.35%      8.44%
Total capital (Tier 1 and Tier 2)                             12.15      12.38
Leverage (1)                                                   6.74       6.68
Common stockholder's equity                                    6.58       6.57
--------------------------------------------------------------==================

(1) Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 first quarter. Total capital (Tier 1 and Tier 2) amounted to $33.8 billion at March 31, 1999, representing 12.15% of net risk-adjusted assets. This compares with $33.9 billion and 12.38% at December 31, 1998. Tier 1 capital of $23.2 billion at March 31, 1999 represented 8.35% of net risk-adjusted assets, compared with $23.1 billion and 8.44% at December 31, 1998. Citicorp's Tier 1 capital ratio at March 31, 1999 exceeded Citicorp's target range of 8.00% to 8.30%.

Commercial Credit Company (CCC)

At March 31, 1999, CCC, in addition to the bilateral agreements with Citigroup, also had a committed and available revolving credit facility on a stand-alone basis of $4.75 billion, consisting of $3.4 billion in five-year facilities which expire in 2002 and $1.35 billion in a 364-day facility that expires in July 1999. At March 31, 1999, there were no borrowings outstanding under these facilities.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to Citigroup or its affiliated companies. At March 31, 1999, CCC would have been able to remit $1.02 billion under its most restrictive covenants.

Travelers Property Casualty Corp. (TAP)

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At

March 31, 1999, this requirement was exceeded by approximately $4.3 billion. At March 31, 1999, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP has received $150 million of dividends from its insurance subsidiaries during the first three months of 1999.

Salomon Smith Barney Holdings Inc. (Salomon Smith Barney)

Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1998 Annual Report and Form 10-K. Total assets were $226 billion at March 31, 1999, up from $212 billion at year-end 1998. As discussed in the 1998 Annual Report and Form 10-K, it is not uncommon for asset levels to fluctuate from period to period.

At March 31, 1999, Salomon Smith Barney had a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 1999. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At March 31, 1999, this requirement was exceeded by approximately $3.6 billion. At March 31, 1999, there were no borrowings outstanding under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $18.1 billion at March 31, 1999 and $19.1 billion at December 31, 1998. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

The Travelers Insurance Company (TIC)

At March 31, 1999, TIC had $26.2 billion of life and annuity product deposit funds and reserves. Of that total, $12.9 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.3 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $3.4 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.9 billion of liabilities are surrenderable without charge. More than 12.9% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $504 million of statutory surplus is available in 1999 for such dividends without Department approval of which $110 million has been paid during the first quarter of 1999.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             ------------------
In millions, except per share amounts                                                         1999        1998
----------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                                               $  5,888    $  5,344
Other interest and dividends                                                                   5,414       5,787
Insurance premiums                                                                             2,526       2,340
Commissions and fees                                                                           2,780       2,875
Principal transactions                                                                         1,770       1,365
Asset management and administration fees (1)                                                     955         498
Realized gains from sales of investments                                                          53         378
Other income                                                                                   1,135         850
                                                                                            --------------------
Total revenues                                                                                20,521      19,437
Interest expense                                                                               6,451       6,641
                                                                                            --------------------
Total revenues, net of interest expense                                                       14,070      12,796
                                                                                            --------------------

Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                                               2,048       1,994
Provision for credit losses                                                                      729         595
                                                                                            --------------------
Total provisions for benefits, claims, and credit losses                                       2,777       2,589
                                                                                            --------------------

Operating expenses
Non-insurance compensation and benefits                                                        3,755       3,491
Insurance underwriting, acquisition, and operating                                               825         812
Restructuring-related items                                                                     (130)         --
Other operating                                                                                2,871       2,436
                                                                                            --------------------
Total operating expenses                                                                       7,321       6,739
                                                                                            --------------------

Income before income taxes, minority interest and cumulative effect of accounting changes      3,972       3,468
Provision for income taxes                                                                     1,423       1,249
Minority interest, net of income taxes                                                            60          58
                                                                                            --------------------
Income before cumulative effect of accounting changes                                          2,489       2,161
Cumulative effect of accounting changes (2)                                                     (127)         --
                                                                                            --------------------
Net income                                                                                  $  2,362    $  2,161
--------------------------------------------------------------------------------------------====================
Basic Earnings Per Share (3)
Income before cumulative effect of accounting changes                                       $   0.73    $   0.62
Cumulative effect of accounting changes (2)                                                    (0.03)         --
                                                                                            --------------------
Net income                                                                                  $   0.70    $   0.62
                                                                                            ====================
Weighted average common shares outstanding                                                   3,340.2     3,365.0
--------------------------------------------------------------------------------------------====================
Diluted Earnings Per Share (3)
Income before cumulative effect of accounting changes                                       $   0.71    $   0.60
Cumulative effect of accounting changes (2)                                                    (0.03)         --
                                                                                            --------------------
Net income                                                                                  $   0.68    $   0.60
                                                                                            ====================
Adjusted weighted average common shares outstanding                                          3,440.0     3,492.9
--------------------------------------------------------------------------------------------====================

(1) The 1999 first quarter includes asset management and administration fees for Citicorp subsidiaries, previously reflected in Commissions and fees.
(2) See Note 2 for description of accounting changes.
(3) Earnings per share have been adjusted to reflect the three-for-two split in Citigroup's common stock, payable on May 28, 1999. See Note 1.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                    March 31,
                                                                      1999      December 31,
In millions of dollars                                             (Unaudited)      1998
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash
  and other deposits)                                               $  11,699    $  13,837
Deposits at interest with banks                                        11,574       11,643
Investments                                                           103,639      103,672
Federal funds sold and securities borrowed or purchased
  under agreements to resell                                          111,595       94,831
Brokerage receivables                                                  22,048       21,413
Trading account assets                                                118,954      119,845
Loans, net
   Consumer                                                           130,912      132,255
   Commercial                                                          95,487       89,703
                                                                    ----------------------
Loans, net of unearned income                                         226,399      221,958
   Allowance for credit losses                                         (6,662)      (6,617)
                                                                    ----------------------
Total loans, net                                                      219,737      215,341
Reinsurance recoverables                                                9,607        9,492
Separate and variable accounts                                         17,023       15,820
Other assets                                                           64,773       62,747
                                                                    ----------------------
Total assets                                                        $ 690,649    $ 668,641
--------------------------------------------------------------------======================
Liabilities
   Non-interest-bearing deposits in U.S. offices                    $  17,084    $  17,058
   Interest-bearing deposits in U.S. offices                           44,795       44,169
   Non-interest-bearing deposits in offices outside the U.S.           11,079       10,856
   Interest-bearing deposits in offices outside the U.S.              166,020      156,566
                                                                    ----------------------
Total deposits                                                        238,978      228,649
Federal funds purchased and securities loaned or sold under
  agreements to repurchase                                            104,322       81,025
Brokerage payables                                                     14,460       21,055
Trading account liabilities                                            87,320       94,584
Contractholder funds and separate and variable accounts                34,661       33,037
Insurance policy and claims reserves                                   44,446       43,990
Investment banking and brokerage borrowings                            13,691       14,040
Short-term borrowings                                                  14,563       16,112
Long-term debt                                                         49,130       48,671
Other liabilities                                                      40,059       40,310
Citigroup or subsidiary obligated mandatorily redeemable
  securities of subsidiary trusts holding solely junior
  subordinated debt securities of -- Parent                             2,300        1,700
                                  -- Subsidiary                         2,620        2,620
Redeemable preferred stock -- Series I                                    140          140
------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million),
  at aggregate liquidation value                                        2,113        2,313
Common stock ($.01 par value; authorized shares: 6.0 billion),
  Issued shares - 3,603,106,368 shares in each period (1)                  36           36
Additional paid-in capital (1)                                          9,068        8,893
Retained earnings                                                      37,886       35,971
Treasury stock, at cost: March 31, 1999--222,797,917 shares and
  December 31, 1998--216,143,199 shares (1)                            (5,388)      (4,789)
Accumulated other changes in equity from nonowner sources                 901          781
Unearned compensation                                                    (657)        (497)
                                                                    ----------------------
Total stockholders' equity                                             43,959       42,708
                                                                    ----------------------
Total liabilities and stockholders' equity                          $ 690,649    $ 668,641
--------------------------------------------------------------------======================

(1) Reflects the three-for-two split in Citigroup's common stock, payable on May 28, 1999. See Note 1.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                              Three Months Ended March 31,
                                                              ----------------------------
In millions of dollars, except shares in thousands                    1999        1998
------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of period                                      $  2,313    $  3,353
Redemption or retirement of preferred stock                           (200)       (303)
                                                                  --------------------
Balance, end of  period                                              2,113       3,050
--------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of period                                         8,929      12,496
Employee benefit plans                                                 194         318
Conversion of preferred stock to common stock                           --         153
Exercise of common stock warrants                                       --          27
Other                                                                  (19)         (6)
                                                                  --------------------
Balance, end of period                                               9,104      12,988
--------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of period                                        35,971      32,002
Net income                                                           2,362       2,161
Common dividends (1)                                                  (407)       (405)
Preferred dividends                                                    (40)        (60)
                                                                  --------------------
Balance, end of period                                              37,886      33,698
--------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of period                                        (4,789)     (6,595)
Issuance of shares pursuant to employee benefit plans and other        484         141
Treasury stock acquired                                             (1,083)       (905)
                                                                  --------------------
Balance, end of period                                              (5,388)     (7,359)
--------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of period                                           781       1,057
Net change in unrealized gains and losses on investment
  securities, net of tax                                               195          90
Foreign currency translations adjustment, net of tax                   (75)          5
                                                                  --------------------
Balance, end of period                                                 901       1,152
--------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of period                                          (497)       (462)
Issuance of restricted stock, net of amortization                     (160)       (218)
                                                                  --------------------
Balance, end of period                                                (657)       (680)
--------------------------------------------------------------------------------------
Total common stockholders' equity (shares outstanding:
  3,380,308 in 1999 and 3,421,134 in 1998)(2)                       41,846      39,799
--------------------------------------------------------------------------------------
Total stockholders' equity                                        $ 43,959    $ 42,849
------------------------------------------------------------------====================
Summary of changes in equity from nonowner sources
Net income                                                        $  2,362    $  2,161
Other changes in equity from nonowner sources, net of tax              120          95
                                                                  --------------------
Total changes in equity from nonowner sources                     $  2,482    $  2,256
------------------------------------------------------------------====================

(1) Common dividends declared were 12 cents per share in 1999 and 8.3 cents per share in 1998 (adjusted to reflect the three-for-two split in Citigroup's common stock, payable on May 28, 1999. See Note 1).
(2) Shares outstanding reflect the split in Citigroup's common stock.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
In millions of dollars                                                                           1999        1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                   $  2,362    $  2,161
Adjustments to reconcile net income to net cash used in operating activities:
   Amortization of deferred policy acquisition costs and value of insurance in force              408         363
   Additions to deferred policy acquisition costs                                                (476)       (418)
   Depreciation and amortization                                                                  414         259
   Provision for credit losses                                                                    729         595
   Change in trading account assets                                                               891      15,781
   Change in trading account liabilities                                                       (7,264)    (30,684)
   Change in federal funds sold and securities borrowed or purchased under
   agreements to resell                                                                       (16,764)    (17,827)
   Change in federal funds purchased and securities loaned or sold under agreements
   to repurchase                                                                               23,297      (2,685)
   Change in brokerage receivables net of brokerage payables                                   (7,230)     18,185
   Change in insurance policy and claims reserves                                                 456         (16)
   Net gain on sale of securities                                                                 (53)       (378)
   Venture capital activity                                                                       157        (258)
   Restructuring-related items                                                                   (130)         --
   Cumulative effect of accounting changes, net of tax                                            127          --
   Other, net                                                                                   1,306       1,699
                                                                                             --------------------
Total adjustments                                                                              (4,132)    (15,384)
                                                                                             --------------------
Net cash used in operating activities                                                          (1,770)    (13,223)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                          69        (738)
Change in loans                                                                               (34,414)    (44,747)
Proceeds from sales of loans                                                                   29,813      39,631
Purchases of investments                                                                      (22,430)    (22,160)
Proceeds from sales of investments                                                             13,059      10,694
Proceeds from maturities of investments                                                         7,774       8,438
Other investments, primarily short-term, net                                                     (971)       (866)
Capital expenditures on premises and equipment                                                   (399)       (397)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
estate owned                                                                                      139         145
Business acquisitions                                                                          (1,344)         --
Other, net                                                                                         (3)         75
                                                                                             --------------------
Net cash used in investing activities                                                          (8,707)     (9,925)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                   (447)       (469)
Issuance of common stock                                                                          137          90
Issuance of mandatorily redeemable securities of subsidiary trusts                                600         600
Redemption of preferred stock                                                                    (200)       (303)
Treasury stock acquired                                                                        (1,083)       (905)
Stock tendered for payment of withholding taxes                                                  (222)       (315)
Issuance of long-term debt                                                                      2,642       3,367
Payments and redemptions of long-term debt                                                     (1,796)     (2,018)
Change in deposits                                                                             10,329      15,598
Change in short-term borrowings and investment banking and brokerage borrowings                (1,826)      6,860
Contractholder fund deposits                                                                    1,977       1,213
Contractholder fund withdrawals                                                                (1,552)       (879)
Other, net                                                                                         28        (220)
                                                                                             --------------------
Net cash provided by financing activities                                                       8,587      22,619
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                     (248)        (56)
-----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                            (2,138)       (585)
Cash and cash equivalents at beginning of period                                               13,837      12,618
                                                                                             --------------------
Cash and cash equivalents at end of period                                                   $ 11,699    $ 12,033
---------------------------------------------------------------------------------------------====================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                                 $    445    $    639
Cash paid during the period for interest                                                        6,192       6,192
Non-cash investing activities
Transfers from loans to Other Real Estate Owned                                              $     35    $     57
---------------------------------------------------------------------------------------------====================

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report and Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The Board of Directors on April 19, 1999 declared a three-for-two split in Citigroup's common stock, which is payable in the form of a 50% stock dividend on May 28, 1999 to stockholders of record on May 3, 1999. Current and prior year information has been restated to reflect the stock split. The Board also approved an increase in the quarterly common stock dividend from 12 to 14 cents per share on a post-split basis (from 18 to 21 cents per share on a pre-split basis), payable May 28, 1999 to stockholders of record on May 3, 1999.

2. Accounting Changes

Insurance-related assessments. During the first quarter of 1999, the Company adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of initial adoption resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $135 million after-tax and minority interest, with no material ongoing impact.

Deposit Accounting. During the first quarter of 1999, the Company adopted Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. The effect of initially adopting SOP 98-7 resulted in a cumulative catch-up adjustment recorded as a credit to earnings of $23 million after-tax and minority interest.

Start-up costs. During the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The effects of initially adopting SOP 98-5 resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $15 million after-tax, to write-off certain capitalized closed-end fund distribution costs.

3. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                                                             Income (Loss)
                                                                                           Before Cumulative
                                                                                               Effect of
                                                Total Revenues, Net     Provision for      Accounting Changes
                                                of Interest Expense      Income Taxes             (1)          Identifiable Assets
                                                ------------------------------------------------------------------------------------
                                                                        First Quarter                           Mar. 31,  Dec. 31,
In millions of dollars, except identifiable     ---------------------------------------------------------------
assets in billions                                 1999    1998 (2)     1999    1998 (2)     1999    1998 (2)     1999      1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                              $ 6,529    $ 5,441    $  586     $  472    $1,011     $  790      $237       $237
Global Corporate and Investment Bank (3)           7,100      6,484       815        585     1,475      1,036       436        416
Asset Management                                     354        305        53         44        80         69         2          2
Investment Activities (3)                            158        619        49        209        93        402         8          8
Corporate/Other                                      (71)       (53)      (80)       (61)     (170)      (136)        8          6
                                                 -----------------------------------------------------------------------------------
Total                                            $14,070    $12,796    $1,423     $1,249    $2,489     $2,161      $691       $669
-------------------------------------------------===================================================================================

(1) For the 1999 first quarter period, Global Consumer, Global Corporate and Investment Bank, and Corporate/Other results reflect after-tax restructuring-related items of $38 million, $(120) million, and $8 million, respectively.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(3) Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $1.8 billion and $1.6 billion, and in the Global Corporate and Investment Bank results of $976 million and $1.0 billion for the first quarter of 1999 and 1998, respectively. Investment Activities first quarter 1998 results include provision (benefit) for credit losses of $(10) million.
--------------------------------------------------------------------------------

4. Investments

                                                               March 31,  December 31,
In millions of dollars                                           1999          1998
-------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value   $ 90,412      $ 90,414
Equity securities, at fair value                                  4,713         4,203
Venture capital, at fair value (1)                                3,140         3,297
Short-term and other                                              5,374         5,758
                                                               ----------------------
                                                               $103,639      $103,672
---------------------------------------------------------------======================

(1) For the three months ended March 31, 1999, net gains on investments held by venture capital subsidiaries totaled $138 million, of which $96 million and $158 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1998, net gains on investments held by venture capital subsidiaries totaled $264 million, of which $300 million and $57 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 1999 and December 31, 1998 were as follows:

                                                                    March 31, 1999                         December 31, 1998(1)
                                                ------------------------------------------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized    Unrealized    Unrealized       Fair        Amortized       Fair
In millions of dollars                              Cost          Gains        Losses         Value         Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities               $28           $5      $    --             $33           $30           $36
                                                ------------------------------------------------------------------------------------

Fixed maturity securities available for sale
Mortgage-backed securities,
  principally obligations of U.S. Federal
  agencies                                         $13,263       $  258        $  56         $13,465       $12,646       $12,982
U.S. Treasury and Federal agency                     5,508          259           21           5,746         5,250         5,701
State and municipal                                 13,811          712          147          14,376        13,714        14,286
Foreign government                                  24,304          444          435          24,313        26,444        26,268
U.S. corporate                                      24,589          806          236          25,159        23,424        24,335
Other debt securities                                7,218          185           78           7,325         6,642         6,812
                                                ------------------------------------------------------------------------------------
                                                   $88,693       $2,664         $973         $90,384       $88,120       $90,384
                                                ====================================================================================
Equity securities (2)                               $4,538         $344         $169          $4,713        $4,060        $4,203
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale
include:
  Government of Brazil Brady Bonds                    $660         $106      $     -            $766          $660          $686
  Government of Venezuela Brady Bonds                  478            -          143             335           478           304
------------------------------------------------====================================================================================

(1) At December 31, 1998, gross unrealized gains and losses on fixed maturities and equity securities totaled $3,805 million and $1,392 million, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

5. Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

                                                         March 31,  December 31,
In millions of dollars                                     1999         1998
--------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities              $ 30,338     $ 24,729
State and municipal securities                              5,115        3,165
Foreign government securities                              12,897       21,240
Corporate and other debt securities                        13,836       12,595
Derivative and other contractual commitments (1)           33,527       37,431
Equity securities                                          10,716        7,291
Mortgage loans and collateralized mortgage securities       7,295        6,082
Commodities                                                   198          245
Other                                                       5,032        7,067
                                                         ---------------------
                                                         $118,954     $119,845
---------------------------------------------------------=======================
Trading Account Liabilities
Securities sold, not yet purchased                       $ 51,952     $ 53,228
Derivative and other contractual commitments (1)           35,368       41,356
                                                         ---------------------
                                                         $ 87,320     $ 94,584
---------------------------------------------------------=======================

(1) Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6. Debt

Investment banking and brokerage borrowings consisted of the following:

                                                      March 31,     December 31,
In millions of dollars                                  1999            1998
--------------------------------------------------------------------------------
Bank borrowings                                       $   655         $   556
Commercial paper                                       11,924          10,493
Other                                                   1,112           2,991
                                                      -----------------------
                                                      $13,691         $14,040
------------------------------------------------------=======================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                        March 31,   December 31,
In millions of dollars                                     1999         1998
--------------------------------------------------------------------------------
Commercial paper
   Citigroup Inc.                                        $   403      $   991
   Commercial Credit Company                               3,415        2,908
   Citicorp                                                  114          132
                                                         --------------------
                                                           3,932        4,031
Other short-term borrowings                               10,631       12,081
                                                         --------------------
                                                         $14,563      $16,112
---------------------------------------------------------====================

Long-term debt, including its current portion, consisted of the following:

                                                         March 31,  December 31,
In millions of dollars                                      1999        1998
--------------------------------------------------------------------------------
Citigroup Inc.                                            $ 3,921     $ 2,422
Citicorp                                                   19,592      19,624
Salomon Smith Barney Holdings Inc.                         18,089      19,092
Commercial Credit Company                                   6,250       6,250
Travelers Property Casualty Corp.                           1,250       1,250
The Travelers Insurance Group Inc.                             28          33
                                                          -------------------
                                                          $49,130     $48,671
----------------------------------------------------------===================

7. Restructuring-Related Items

In December 1998 Citigroup recorded a restructuring charge of $1.122 billion ($703 million after-tax), reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that are available for immediate disposal. Also recorded in the 1998 fourth quarter were $65 million of merger-related costs which included the direct and incremental costs of administratively closing the Citicorp merger.

In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods, $81 million of which were recorded in the 1999 first quarter. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citigroup recorded restructuring charges of $1.718 billion, consisting of an $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and an $838 million charge related to the Salomon merger.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Reserves Activity

                                          1998            1997
                                     Restructuring   Restructuring
In millions of dollars                  Reserve         Reserve          Total
-------------------------------------------------------------------------------

Restructuring Charges                   $ 1,122         $ 1,718         $ 2,840
Utilization (1)                            (265)           (945)         (1,210)
Changes in 1997 Estimates                    --            (603)           (603)
                                     ------------------------------------------
Balance at March 31, 1999               $   857         $   170         $ 1,027
-------------------------------------==========================================

(1) Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $35 million of non-cash charges (including $30 million of equipment and premises write-downs at Citicorp and $5 million at SSB) as well as $205 million of severance and other exit costs, occurring primarily in the first quarter of 1999 (of which $120 million related to employee severance and $29 million related to leasehold and other exit costs have been paid in cash and $56 million is legally obligated), together with translation effects. Through March 31, 1999, approximately 2,400 gross staff positions have been eliminated under these programs, primarily in the 1999 first quarter.

The 1997 restructuring reserve utilization includes $314 million of non-cash charges (including $245 million of equipment and premises write-downs at Citicorp and $69 million at SSB) as well as $625 million of severance and other exit costs (of which $410 million related to employee severance and $156 million related to leasehold and other exit costs have been paid in cash and $59 million is legally obligated), together with translation effects. Utilization, including translation effects, in the first quarter of 1999 was $133 million. Through March 31, 1999, approximately 6,700 gross staff positions have been eliminated under these programs, including 1,100 in the 1999 first quarter.

Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge. In the 1999 first quarter and the second and fourth quarters of 1998, $211 million, $324 million, and $30 million, respectively, of the 1997 Salomon Smith Barney reserve was released, primarily related to the Seven World Trade Center lease. Additionally, in the 1998 fourth quarter $38 million of the 1997 Citicorp reserve was released. The 1999 first quarter release resulted from a current reassessment of space needed due to the Citicorp merger. The reassessment indicated the need for increased occupancy and the utilization of space previously considered excessive. The 1998 releases resulted from negotiations on a sublease on the Seven World Trade Center location which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Changes in prior estimates are also attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected, may be found in the 1998 Annual Report and Form 10-K.

8. Mandatorily redeemable securities of subsidiary trusts

In March 1999, Citigroup Capital VI, a wholly owned subsidiary trust of Citigroup, issued 24 million 6.875% Capital Securities with a liquidation preference of $25 per security to the public and 742,269 common securities to Citigroup. The proceeds were invested by Citigroup Capital VI in $618 million of 6.875% Junior Subordinated Deferrable Interest Debentures (Citigroup Debentures). The $618 million of Citigroup Debentures is the sole asset of Citigroup Capital VI. The Citigroup Debentures mature on March 15, 2029 and are redeemable by Citigroup in whole or in part any time on or after March 15, 2004. Citigroup Capital VI will use the proceeds from any such redemption to redeem a like amount of Capital Securities and common securities. Distributions on the Capital Securities and common securities are cumulative and payable quarterly in arrears. Citigroup's obligation under the agreements that relate to Citigroup VI Capital Securities, the Trust and the Citigroup Debentures constitute a full and unconditional guarantee by Citigroup of the Trust's obligations under the Citigroup VI Capital Securities.

9. Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the quarters ended March 31, 1999 and 1998. Shares have been adjusted to give effect to the three-for-two split in Citigroup's common stock as discussed in Note 1.

                                                                                  March 31,      March 31,
In millions, except per share amounts                                                1999           1998
----------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                             $   2,489      $   2,161
Cumulative effect of accounting changes                                                (127)            --
Preferred dividends                                                                     (40)           (63)
                                                                                  ------------------------
Income available to common stockholders' for basic EPS                                2,322          2,098
Effect of dilutive securities                                                             3              6
                                                                                  ------------------------
Income available to common stockholders' for diluted EPS                          $   2,325      $   2,104
----------------------------------------------------------------------------------========================

Weighted average common shares outstanding applicable to basic EPS                  3,340.2        3,365.0
Effect of dilutive securities:
   Convertible securities                                                              10.4           19.8
   Options                                                                             65.7           68.0
   Warrants                                                                              --            9.1
   Restricted stock                                                                    23.7           31.0
                                                                                  ------------------------
Adjusted weighted average common shares outstanding applicable to diluted EPS       3,440.0        3,492.9
----------------------------------------------------------------------------------========================
Basic earnings per share
Income before cumulative effect of accounting changes                             $    0.73      $    0.62
Cumulative effect of accounting changes                                               (0.03)            --
                                                                                  ------------------------
Net income                                                                        $    0.70      $    0.62
----------------------------------------------------------------------------------========================
Diluted earnings per share
Income before cumulative effect of accounting changes                             $    0.71      $    0.60
Cumulative effect of accounting changes                                               (0.03)            --
                                                                                  ------------------------
Net income                                                                        $    0.68      $    0.60
----------------------------------------------------------------------------------========================

10. Trading Securities, Commodities, Derivatives and Related Risks

Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at March 31, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Annual Report and Form 10-K.

                                                               Notional                Balance Sheet
                                                           Principal Amounts        Credit Exposure (1)
                                                         ------------------------------------------------
                                                         Mar. 31,     Dec. 31,     Mar. 31,      Dec. 31,
In billions of dollars                                     1999         1998         1999          1998
---------------------------------------------------------------------------------------------------------
Interest rate products                                   $5,432.1     $5,552.5     $   22.5      $   25.8
Foreign exchange products                                 2,002.4      2,222.1         28.3          35.0
Equity products                                             153.7        163.5          7.5           7.2
Commodity products                                           21.2         20.0          1.7           1.0
Credit derivative products                                   29.5         28.7          0.2           0.2
                                                                                   ----------------------
                                                               --           --         60.2          69.2
Effects of master netting agreements at Citicorp (2)           --           --        (24.5)        (29.1)
Effects of securitization (3)                                  --           --         (2.2)         (2.7)
                                                                                   ----------------------
                                                               --           --     $   33.5      $   37.4
---------------------------------------------------------================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. The effect of master netting agreements at Salomon Smith Barney is reflected in the individual line items for each of the products in the table above.
(3) Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter of 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                  Notional Principal
                                        Amounts            Percentage of March 31, 1999 Amount Maturing
                                  ---------------------------------------------------------------------------
                                  Mar. 31,  Dec. 31,  Within     1 to      2 to     3 to      4 to     After
In billions of dollars              1999      1998    1 Year    2 Years  3 Years   4 Years   5 Years  5 Years
-------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                   $32.0   $  28.6     79%       15%        4%       1%        1%       --%
Forward contracts                     5.9       6.5    100        --        --       --        --        --
Swap agreements                     116.8     113.7     38        11        10       10        10        21
Option contracts                     17.3       9.9     75         7         8       --         1         9
Foreign exchange products
Futures and forward contracts        67.4      68.2     95         3         1        1        --        --
Cross-currency swaps                  6.4       4.8     14        11         6       30        20        19
----------------------------------===========================================================================

End-User Interest Rate Swaps and Net Purchased Options as of March 31, 1999

                                                               Remaining Contracts Outstanding --
                                                                   Notional Principal Amounts
                                                     --------------------------------------------------
In billions of dollars                                1999     2000     2001    2002      2003     2004
-------------------------------------------------------------------------------------------------------
Receive fixed swaps                                  $81.3    $61.0    $51.2    $41.4    $30.7    $19.0
Weighted-average fixed rate                            6.1%     6.1%     6.2%     6.2%     6.2%     6.5%
Pay fixed swaps                                       19.6     10.9      8.4      7.0      6.3      5.8
Weighted-average fixed rate                            5.9%     6.2%     6.2%     6.3%     6.3%     6.3%
Basis swaps                                           15.9      0.9      0.3      0.2      0.2      0.2
Purchased caps (including collars)                     7.6      1.0       --       --       --       --
Weighted-average cap rate purchased                    5.9%     7.1%      -%       -%       -%       -%
Purchased floors                                       2.8      0.7      0.7      0.1      0.1      0.1
Weighted-average floor rate purchased                  4.8%     5.1%     5.1%     5.8%     5.8%     5.8%
Written floors related to purchased caps (collars)     4.3      0.2      0.1       --       --       --
Weighted-average floor rate written                    4.9%     7.5%     6.5%      -%       -%       -%
Written caps related to other purchased caps (1)       2.6      2.4      2.3      1.7      1.7      1.5
Weighted-average cap rate written                      9.8%     9.8%     9.8%    10.6%    10.6%    10.7%
-----------------------------------------------------==================================================
Three-month forward LIBOR rates (2)                    5.0%     5.4%     5.7%     5.9%     6.0%     6.2%
-----------------------------------------------------==================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of March 31, 1999, provided for reference.
--------------------------------------------------------------------------------

11. Contingencies

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

In the ordinary course of business Citigroup and/or its subsidiaries are also defendants or co-defendants in various litigation matters, other than those described above. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

FINANCIAL DATA SUPPLEMENT

Cash-Basis, Renegotiated, and Past Due Loans (1)

                                                                 Mar. 31, Dec. 31, Mar. 31,
In millions of dollars                                             1999     1998     1998
-------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (2)   $  358   $  394   $  242
Other (3)                                                          1,277    1,201    1,102
                                                                  ------------------------
Total                                                             $1,635   $1,595   $1,344
------------------------------------------------------------------========================
Commercial cash-basis loans
In U.S. offices                                                   $  452   $  463   $  261
In offices outside the U.S. (3)                                    1,183    1,132    1,083
                                                                  ------------------------
Total                                                             $1,635   $1,595   $1,344
------------------------------------------------------------------========================
Commercial renegotiated loans
In U.S. offices                                                   $   --   $   --   $   20
In offices outside the U.S.                                           47       45       41
                                                                  ------------------------
Total                                                             $   47   $   45   $   61
------------------------------------------------------------------========================
Consumer loans on which accrual of interest had been suspended
In U.S. offices (4)                                               $  771   $  825   $  909
In offices outside the U.S.                                        1,481    1,458    1,104
                                                                  ------------------------
Total                                                             $2,252   $2,283   $2,013
------------------------------------------------------------------========================
Accruing loans 90 or more days delinquent (5)
In U.S. offices (4)                                               $  610   $  592   $  584
In offices outside the U.S.                                          477      532      480
                                                                  ------------------------
Total                                                             $1,087   $1,124   $1,064
------------------------------------------------------------------========================

(1) For a discussion of risks in the consumer loan portfolio, see page 14, and of commercial cash-basis loans, see pages 18 and 19.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes foreign currency derivative contracts with a balance sheet credit exposure of $13 million, $14 million and $83 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, for which the recognition of revaluation gains has been suspended.
(4) Includes $12 million, $10 million and $10 million of consumer loans on which accrual of interest had been suspended and $29 million, $30 million and $31 million of accruing loans 90 or more days delinquent related to loans held for sale at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.
(5) Includes consumer loans on the balance sheet of $1.0 billion, $1.1 billion and $1.0 billion at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, of which $302 million, $267 million and $256 million, respectively, are government-guaranteed student loans.
--------------------------------------------------------------------------------

Other Real Estate Owned and Assets Pending Disposition

                                                Mar. 31,    Dec. 31,    Mar. 31,
In millions of dollars                            1999        1998        1998
--------------------------------------------------------------------------------
Consumer (1)                                      $217        $254        $258
Commercial (1)                                     463         496         539
                                                ------------------------------
Total                                             $680        $750        $797
------------------------------------------------==============================
Assets pending disposition (2)                    $ 95        $100        $103
------------------------------------------------==============================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

Details of Credit Loss Experience

                                           1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
In millions of dollars                        1999      1998      1998      1998      1998
------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of  period                   $6,617    $6,604    $6,529    $6,159    $6,137
                                           -----------------------------------------------
Provision for credit losses                    729       674       826       656       595
Gross credit losses
Consumer
In U.S. offices                                391       421       424       470       411
In offices outside the U.S.                    304       294       262       246       207
Commercial
In U.S. offices                                  1        10        56         1         8
In offices outside the U.S.                    130       128       216        81        76
                                           -----------------------------------------------
                                               826       853       958       798      702
                                           -----------------------------------------------

Credit recoveries
Consumer
In U.S. offices                                 55        50        60        66        59
In offices outside the U.S.                     63        79        69        61        53
Commercial
In U.S. offices                                  2        17        26        50        11
In offices outside the U.S.                     18        30        14         4        18
                                           -----------------------------------------------
                                               138       176       169       181       141
Net credit losses
In U.S. offices                                335       364       394       355       349
In offices outside the U.S.                    353       313       395       262       212
                                           -----------------------------------------------
                                               688       677       789       617      561
                                           -----------------------------------------------
Other -- net (1)                                 4        16        38       331      (12)
                                           -----------------------------------------------
Allowance for credit losses at end of
period                                      $6,662    $6,617    $6,604    $6,529    $6,159
-------------------------------------------===============================================

Net consumer credit losses                  $  577    $  586    $  557    $  589    $  506
As a percentage of average consumer loans     1.78%     1.80%     1.80%     1.93%     1.75%
-------------------------------------------===============================================
Net commercial credit losses                $  111    $   91    $  232    $   28    $   55
As a percentage of average commercial
loans                                         0.46%     0.39%     1.07%     0.13%     0.28%
-------------------------------------------===============================================

(1) Primarily includes foreign currency translation effects and in the second quarter of 1998, reflects the addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Citigroup's Annual Meeting of Stockholders was held on April 20, 1999. At the meeting:

      (1)   17 persons were elected to serve as directors of Citigroup;

      (2) the selection of KPMG LLP to serve as the independent auditors of Citigroup for 1999 was ratified;

      (3)   the Citigroup 1999 Stock Incentive Plan was approved;

      (4)   the Citigroup 1999 Executive Performance Plan was approved;

      (5) a stockholder proposal regarding less developed countries was defeated; and

      (6) a stockholder proposal regarding executive compensation was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                         For       Against/Withheld    Abstained    Broker Non-Votes
                                         ---       ----------------    ---------    ----------------
(1) Election of Directors:

Nominee
C. Michael Armstrong                1,837,342,920        9,789,629
Alain J.P. Belda                    1,837,235,572        9,896,977
Kenneth J. Bialkin                  1,825,027,862       22,104,687
Kenneth T. Derr                     1,837,447,545        9,685,004
John M. Deutch                      1,836,668,587       10,463,962
Ann Dibble Jordan                   1,824,599,316       22,533,233
Reuben Mark                         1,837,434,593        9,697,956
Michael T. Masin                    1,836,881,227       10,251,322
Dudley C. Mecum                     1,836,689,344       10,443,205
Richard D. Parsons                  1,825,684,037       21,448,512
Andrall E. Pearson                  1,824,992,346       22,140,203
John S. Reed                        1,835,816,718       11,315,831
Robert B. Shapiro                   1,825,935,441       21,197,108
Franklin A. Thomas                  1,825,369,617       21,762,932
Sanford I. Weill                    1,835,268,618       11,863,931
Edgar S. Woolard, Jr.               1,826,191,942       20,940,607
Arthur Zankel                       1,825,557,991       21,574,558


(2) Ratification of Auditors
                                    1,836,389,243        4,928,730      5,814,576             0

(3) Approval of Citigroup
1999 Stock Incentive Plan
                                    1,272,118,746      564,009,890     11,003,913             0

(4) Approval of Citigroup 1999
Executive Performance Plan
                                    1,684,696,169      148,764,514     13,671,866             0

                                         For       Against/Withheld    Abstained    Broker Non-Votes
                                         ---       ----------------    ---------    ----------------
(5) Approval of Stockholder's
Proposal Regarding
Less Developed Countries
                                       69,063,978    1,293,551,055    124,891,022   359,626,494

(6) Approval of Stockholder's
Proposal Regarding Executive
Compensation
                                      157,851,979    1,299,513,709     30,145,010   359,621,851

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

      See Exhibit Index.

      (b)   Reports on Form 8-K:

On January 26, 1999, the Company filed a Current Report on Form 8-K, dated January 25, 1999, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1998, and certain other selected financial data.

On March 30, 1999, the Company filed a Current Report on Form 8-K, dated March 26, 1999, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.20% Notes due March 15, 2009 and 5.80% Notes due March 15, 2004.

No other reports on Form 8-K were filed during the first quarter of 1999; however, on April 20, 1999, the Company filed a Current Report on Form 8-K, dated April 19, 1999, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1999, and certain other selected financial data, and on May 10, 1999, the Company filed a Current Report on Form 8-K, dated May 6, 1999, filing an exhibit under Item 7 thereof with respect to the offer and sale of the Company's Medium-Term Notes, Series A, due nine months or more from date of issue.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 1999.

                                         CITIGROUP INC.
                                         (Registrant)

                                      By /s/ Heidi G. Miller
                                         --------------------------------
                                             Heidi G. Miller
                                             Chief Financial Officer
                                             Principal Financial Officer

By /s/ Irwin R. Ettinger              By /s/ Roger W. Trupin
   --------------------------------      --------------------------------
       Irwin R. Ettinger                     Roger W. Trupin
       Principal Accounting Officer          Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------

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

10.01       Citigroup 1999 Stock Incentive Plan (effective as of April 30,
            1999), incorporated by reference to Annex A to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.02 Citigroup 1999 Executive Performance Plan (effective as of January 1, 1999), incorporated by reference to Annex B to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).

12.01       Computation of Ratio of Earnings to Fixed Charges.

12.02 Computation of Ratio of Earnings to Fixed Charges (including preferred stock dividends).

27.01       Financial Data Schedule.

99.01 Citigroup 1997 Quarterly Segment Information - restated to reflect changes in capital and tax allocation among the segments to conform the policies of each of the predecessor companies.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.


48