Form 10-K405/A
period 1998-12-31
CITIGROUP INC
filed 1999-06-29
CIK 831001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                  FORM 10-K/A-1

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______
                                ----------------

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

                 153 East 53rd Street, New York, New York 10043
               (Address of principal executive offices) (Zip Code)
                                 (212) 559-1000
              (Registrant's telephone number, including area code)
                                ----------------
Securities registered pursuant to Section 12(b) of the Act:

                   Title of each class                         Name of each exchange on which registered
                   -------------------                         -----------------------------------------
          Common Stock, par value $.01 per share                  New York Stock Exchange and Pacific
                                                                               Exchange

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

 Depositary Shares, each representing 1/5th of a share of               New York Stock Exchange
     5.864% Cumulative Preferred Stock, Series M

 Depositary Shares, each representing 1/10th of a share of              New York Stock Exchange
  Adjustable Rate Cumulative Preferred Stock, Series Q

 Depositary Shares, each representing 1/10th of a share of              New York Stock Exchange
  Adjustable Rate Cumulative Preferred Stock, Series R

 Depositary Shares, each representing 1/10th of a share of              New York Stock Exchange
     8.30% Noncumulative Preferred Stock, Series S

 Depositary Shares, each representing 1/10th of a share of              New York Stock Exchange
     8 1/2% Noncumulative Preferred Stock, Series T

 Depositary Shares, each representing 1/10th of a share of              New York Stock Exchange
     7 3/4% Cumulative Preferred Stock, Series U

              7 3/4% Notes Due June 15, 1999                           New York Stock Exchange

  8% Trust Preferred Securities of Subsidiary Trust (and                New York Stock Exchange
      registrant's guaranty with respect thereto)

7 3/4% Trust Preferred Securities of Subsidiary Trust (and              New York Stock Exchange
      registrant's guaranty with respect thereto)

7 5/8% Trust Preferred Securities of Subsidiary Trust (and              New York Stock Exchange
      registrant's guaranty with respect thereto)

6.850% Trust Preferred Securities (TRUPS(R)) of Subsidiary              New York Stock Exchange
  Trust (and registrant's guaranty with respect thereto)

  7 % Trust Preferred Securities (TRUPS(R)) of Subsidiary               New York Stock Exchange
  Trust (and registrant's guaranty with respect thereto)

Securities registered pursuant to Section 12(g) of the Act:  None


                           [Cover page 1 of 2 pages.]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was approximately $132 billion.

As of February 28, 1999, 2,256,812,076 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part III of this Form 10-K.

Certain portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders which was held on April 20, 1999 are incorporated by reference into Part III of this Form 10-K.


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

10.04* Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996).

10.05* Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of October 20, 1998).

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

10.07* Travelers Group Amended and Restated Executive Performance Compensation Plan (effective as of March 26, 1997).

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

Exhibit
Number            Description of Exhibit
------            ----------------------

10.10* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended through December 10, 1998).

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

10.23*            Directors' Deferred Compensation Plan, Restated May 1, 1988

12.01             Computation of Ratio of Earnings to Fixed Charges.

21.01             Subsidiaries of the Company.

23.01             Consent of KPMG LLP, Independent Auditors.

Exhibit
Number            Description of Exhibit
------            ----------------------

23.02             Consent of Arthur Andersen LLP, Independent Certified Public
                  Accountants.

23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.03.

23.04+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.04.

24.01             Powers of Attorney.

27.01             Financial Data Schedule.

99.01 List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

99.02             Independent Auditors' Report.

99.03+            1998 Financial Statements of Travelers Group 401(k) Savings
                  Plan.

99.04+ 1998 financial statements of The Savings Incentive Plan of Citibank, N.A. and Participating Companies.

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

      Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1998 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
+   Filed herewith.

Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1999.

                                      CITIGROUP INC.
                                      (Registrant)


                                      By: /s/ Irwin Ettinger
                                          --------------------------------------
                                          Irwin Ettinger
                                          Chief Accounting Officer