Form 10-Q
period 1999-06-30
CITIGROUP INC
filed 1999-08-12
CIK 831001

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

           Common stock outstanding as of July 31, 1999: 3,377,284,300

                                 Citigroup Inc.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.

        Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 1999 and 1998                  35

        Consolidated Statement of Financial Position -
          June 30, 1999 (Unaudited) and December 31, 1998                    36

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Six Months Ended June 30, 1999 and 1998              37

        Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1999 and 1998                            38

        Notes to Consolidated Financial Statements (Unaudited)               39

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              1-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk        27-29
                                                                          44-45

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                  48

Item 6. Exhibits and Reports on Form 8-K                                     48

Signatures                                                                   49

Exhibit Index                                                                50

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Business Focus

The table below shows the business income (loss) for each of Citigroup's businesses:

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999            1998(1)            1999            1998(1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                         $  106            $   37           $  180            $   62
Mortgage Banking                                                      53                50              113               100
Cards                                                                267               136              535               289
Consumer Finance Services                                             87                60              168               119
                                                              ----------------------------------------------------------------------
     Total Banking/Lending                                           513               283              996               570
                                                              ----------------------------------------------------------------------
Travelers Life and Annuity                                           173               127              320               246
Primerica Financial Services                                         113               103              223               198
Personal Lines                                                        79                81              162               163
                                                              ----------------------------------------------------------------------
     Total Insurance                                                 365               311              705               607
                                                              ----------------------------------------------------------------------
     Total North America                                             878               594            1,701             1,177
                                                              ----------------------------------------------------------------------
Europe, Middle East and Africa                                        78                56              152               107
Asia Pacific                                                         108                86              210               169
Latin America                                                         44                37               92                80
Global Private Bank                                                   73                64              130               122
                                                              ----------------------------------------------------------------------
     Total International                                             303               243              584               478
                                                              ----------------------------------------------------------------------
e-Citi                                                               (44)              (37)             (80)              (67)
Other                                                                (27)               (8)             (44)               (7)
                                                              ----------------------------------------------------------------------
Total Global Consumer                                              1,110               792            2,161             1,581
                                                              ----------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                                                 610               348            1,258               791
Emerging Markets                                                     295               242              615               502
Global Relationship Banking                                          158               239              360               399
Commercial Lines Insurance                                           201               174              390               345
                                                              ----------------------------------------------------------------------
Total Global Corporate and Investment Bank                         1,264             1,003            2,623             2,037
                                                              ----------------------------------------------------------------------
SSB Citi Asset Management Group                                       84                69              164               138
Corporate/Other                                                     (144)             (131)            (309)             (264)
                                                              ----------------------------------------------------------------------
Business income                                                    2,314             1,733            4,639             3,492
Investment Activities                                                163               316              253               718
                                                              ----------------------------------------------------------------------
Core income                                                        2,477             2,049            4,892             4,210
Restructuring-related items, after-tax (2)                           (29)              191               45               191
Cumulative effect of accounting changes (3)                           --                --             (127)               --
                                                              ----------------------------------------------------------------------
Net income                                                        $2,448            $2,240           $4,810            $4,401
--------------------------------------------------------------======================================================================

(1) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(2) The 1999 second quarter and six months include restructuring-related charges of $29 million and $80 million, respectively, and in the six month period, a $125 million credit for the reversal of the 1997 charge. The 1998 second quarter and six months include a credit for the reversal of the 1997 charge of $191 million. See Note 7 of Notes to Consolidated Financial Statements.
(3) Accounting changes include the 1999 first quarter adoption of Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
      Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 2 of Notes to Consolidated Financial Statements.

Income Analysis

The income analysis reconciles amounts shown in the Consolidated Statement of Income to the basis employed by management for assessing financial results.

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                               1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                           $14,380           $12,965          $28,450           $25,761
Effect of credit card securitization activity                         570               581            1,158             1,043
                                                              ----------------------------------------------------------------------
Adjusted revenues, net of interest expense                         14,950            13,546           29,608            26,804
                                                              ----------------------------------------------------------------------
Total operating expenses                                            7,524             6,680           14,845            13,419
Restructuring-related items                                           (47)              324               83               324
                                                              ----------------------------------------------------------------------
Adjusted operating expenses                                         7,477             7,004           14,928            13,743
                                                              ----------------------------------------------------------------------
Provisions for benefits, claims, and credit losses                  2,941             2,703            5,718             5,292
Effect of credit card securitization activity                         570               581            1,158             1,043
                                                              ----------------------------------------------------------------------
Adjusted provisions for benefits, claims, and credit losses         3,511             3,284            6,876             6,335
                                                              ----------------------------------------------------------------------
Core income before income taxes and minority interest               3,962             3,258            7,804             6,726
Taxes on core income                                                1,420             1,157            2,787             2,406
Minority interest, net of income taxes                                 65                52              125               110
                                                              ----------------------------------------------------------------------
Core income                                                         2,477             2,049            4,892             4,210
Restructuring-related items, after-tax                                (29)              191               45               191
                                                              ----------------------------------------------------------------------
Income before cumulative effect of accounting changes               2,448             2,240            4,937             4,401
Cumulative effect of accounting changes                                --                --             (127)               --
                                                              ----------------------------------------------------------------------
Net income                                                        $ 2,448          $  2,240          $ 4,810          $  4,401
--------------------------------------------------------------======================================================================

Results of Operations

Citigroup reported core income of $2.477 billion ($0.71 per diluted common share) in the 1999 second quarter, up $428 million or 21% from $2.049 billion ($0.57 per diluted share) in the 1998 second quarter. Core income in the 1999 second quarter excluded a charge of $29 million and the 1998 second quarter excluded a credit of $191 million related to after-tax restructuring-related items. Net income for the 1999 second quarter including these amounts was $2.448 billion ($0.70 per diluted share), up $208 million or 9% from $2.240 billion ($0.63 per diluted share) in the year-ago quarter. Excluding those amounts, core income return on common equity was 23.1% for the 1999 second quarter compared to 19.4% a year ago.

Core income for the 1999 six months of $4.892 billion ($1.40 per diluted common share) was up $682 million or 16% from $4.210 billion ($1.17 per diluted share) for the 1998 six months. Core income in the 1999 six months excluded a credit of $45 million related to after-tax restructuring-related items and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Note 2 of Notes to the Consolidated Financial Statements. Core income in the 1998 six months excluded a credit of $191 million related to after-tax restructuring-related items. Net income for the 1999 six months including these amounts was $4.810 billion ($1.38 per diluted share), up $409 million or 9% from a year ago. Excluding those amounts, core income return on common equity was 23.3% for the 1999 six months compared to 20.9% for 1998.

Core income growth in the quarter was led by Global Consumer, up $318 million or 40% to $1.110 billion and a $261 million or 26% increase in Global Corporate and Investment Bank to $1.264 billion. In addition, SSB Citi Asset Management Group ("Asset Management") grew $15 million or 22% to $84 million reflecting a 19% increase in assets under management to $347 billion. Investment Activities core income of $163 million was down $153 million or 48% from the year-ago quarter, primarily reflecting lower revenues from sales of Brazilian Brady Bonds and other proprietary investments, partially offset by an increase in U.S. venture capital revenues. Corporate/Other net loss increased by $13 million. For the six month period, Global Consumer was up 37% to $2.161 billion, Global Corporate and Investment Bank was up 29% to $2.623 billion, and Asset Management was up 19% to $164 million. Partially offsetting these improvements was a core income decrease of $465 million or 65% in Investment Activities to $253 million, reflecting lower revenues from sales of Brazilian Brady Bonds and other proprietary investments, and reduced venture capital revenues, and a $45 million increase in Corporate/Other net loss.

Global Consumer core income in both the quarter and six months resulted from strong growth in virtually all businesses, particularly in the Banking/Lending business in North America where Cards core income of $267 million and $535 million in the 1999 second quarter and six months grew $131 million or 96% and $246 million or 85%, from the prior year comparable periods, and Citibanking North America core income of $106 million and $180 million, nearly tripled from the prior year levels. Core income in the International businesses grew 25% to $303 million and 22% to $584 million in the 1999 second quarter and six months, and in the Insurance businesses grew 17% to $365 million and 16% to $705 million. Global Consumer core income growth was achieved even as spending continued on global advertising and marketing initiatives and on the technological enhancements of e-Citi. The increase in Global Corporate and Investment Bank core income in both the quarter and six months primarily resulted from a particularly strong performance at Salomon Smith Barney, up $262 million or 75% to $610 million in the 1999 second quarter and up $467 million or 59% to $1.258 billion in the first half, as 30% and 21% net revenue growth in the quarter and six months led by principal transactions, investment banking, and commissions outpaced expense growth. Emerging Markets core income was up 22% and 23% in the quarterly and six month comparisons to $295 million and $615 million, as revenue growth and expense discipline more than offset higher credit costs. Global Relationship Banking was down $81 million or 34% to $158 million and down $39 million or 10% to $360 million for the 1999 second quarter and six months, due to $104 million of real estate items in the 1998 periods. Commercial Lines was up $27 million or 16% to $201 million and $45 million or 13% to $390 million in the 1999 second quarter and first half, as favorable prior-year reserve development, expense control, and in the quarter, lower weather-related losses offset revenue declines.

Adjusted revenues, net of interest expense, of $15.0 billion and $29.6 billion in the 1999 second quarter and six months were up $1.4 billion and $2.8 billion, or 10% compared to the 1998 periods. Revenues in Global Consumer increased strongly in almost all sectors and were $7.4 billion and $14.5 billion in the 1999 second quarter and six months, up $817 million or 12% and $2.0 billion or 16% from the comparable 1998 periods. Revenue growth in both the 1999 second quarter and six months was led by the Insurance businesses, up 11% in both periods to $2.3 billion and $4.5 billion, by the International businesses, up 17% and 18% in the quarterly and six month comparisons to $1.9 billion and $3.7 billion, and by Cards, up 10% and 23% to $2.0 billion and $4.0 billion in the 1999 second quarter and six months. Consumer growth was driven largely by volume growth in customers and accounts in virtually all business lines, complemented by strategic acquisitions. Global Corporate and Investment Bank revenues of $6.9 billion and $14.0 billion in the 1999 second quarter and six months were up $692 million or 11% and $1.3 billion or 10% from the 1998 periods, principally reflecting increases at Salomon Smith Barney of $746 million or 30% to $3.3 billion and $1.2 billion or 21% increase to $6.6 billion. Emerging Markets increased 12% and 15% to $1.1 billion and $2.2 billion in the 1999 second quarter and six months, but Global Relationship Banking was down 12% to $1.0 billion and 2% to $2.1 billion in the quarterly and six month comparisons (due to the 1998 real estate gains), and Commercial Lines decreased 2% and 3% to $1.6 billion and $3.1 billion, respectively. Asset Management segment revenues of $357 million and $711 million for the 1999 second quarter and six months were up $48 million and $97 million, both up 16%. Corporate/Other revenues of ($1) million in the quarter and ($67) million for the six months were up $68 million and $55 million. The $221 million decrease in the 1999 second quarter and $687 million decrease in the first half in Investment Activities revenues to $270 million and $423 million was a result of lower realized gains from sales of investments and in the six month period reduced venture capital revenues.

Adjusted net interest revenues, including the effect of credit card securitization, of $6.0 billion and $12.0 billion for the 1999 second quarter and six months were up $475 million or 9% and $1.3 billion or 12% from the 1998 periods, reflecting business volume growth in most markets and the Global Consumer acquisitions. Insurance premiums of $2.6 billion and $5.1 billion were up $221 million or 9% and $407 million or 9%, reflecting solid growth in Personal Lines partially offset by a managed decline in Commercial Lines. Principal transactions revenues of $1.3 billion and $3.0 billion were up $394 million or 45% and $799 million or 36%, reflecting the broad-based rebound in trading activities. Adjusted commissions, asset management and administration fees, and other fee revenues of $4.0 billion and $7.8 billion were up $484 million or 14% and $867 million or 13%, primarily as a result of continued growth in assets under fee-based management. Realized gains from sales of investments were down $144 million to $188 million in the quarter and down $469 million to $241 million in the six months, reflecting lower levels of investment sales. Other income, excluding credit card securitization activity, of $806 million and $1.5 billion decreased $26 million and $78 million from the year-ago periods.

Adjusted operating expenses of $7.5 billion and $14.9 billion for the 1999 second quarter and six months, which exclude the restructuring-related items, were up $473 million or 7% and $1.2 billion or 9% from the comparable 1998 periods. Expenses increased in Global Consumer by 5% and 11% in the quarterly and six month comparisons, primarily reflecting the acquisitions in Latin America and North America Banking/Lending, global advertising and marketing initiatives and electronic financial services development efforts, partially offset by expense reduction initiatives. Global Corporate and Investment Bank expenses were up 6% and 5% in the quarterly and six month comparisons, primarily attributable to an increase in production-related compensation, partially offset by lower European Economic Monetary Union ("EMU") and Year 2000 expenses.

In 1999, the previously announced business improvement and integration initiatives, together with tighter management of non-customer expenses, are expected to yield gross annual pretax expense savings of approximately $2 billion. Through the end of the 1999 second quarter, the actions necessary to realize approximately $1.7 billion of the targeted $2 billion of annualized pretax expense savings had been taken. There can be no assurance that the $2 billion projected cost savings will be achieved. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Adjusted provisions for benefits, claims, and credit losses were $3.5 billion and $6.9 billion in the 1999 second quarter and six months, up $227 million or 7% and $541 million or 9% from the comparable 1998 periods. Policyholder benefits and claims increased 5% to $2.1 billion in the quarter and 4% to $4.2 billion in the six months. The adjusted provision for credit losses increased 10% to $1.4 billion in the quarter and 17% to $2.7 billion in the six months. Global Consumer adjusted provisions for benefits, claims and credit losses of $2.5 billion and $4.9 billion, were up 8% and 11% in the quarter and six months. The ratio of net credit losses to average managed loans was 2.58% in the quarter, compared to 2.61% in the preceding quarter and 2.86% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.98% from 2.09% for the preceding quarter and 2.12% a year ago.

Global Corporate and Investment Bank provisions for benefits, claims, and credit losses of $983 million and $2.0 billion in the 1999 second quarter and six months increased 4% in the quarter and remained unchanged in the six month period, primarily reflecting increased losses in Emerging Markets and reduced recoveries in Global Relationship Banking, partially offset by improvement in Commercial Lines prior-year loss development. Commercial cash-basis loans and other real estate owned of $2.2 billion at quarter-end were up 19% from a year earlier and 4% from the preceding quarter.

The total provisions for benefits, claims, and credit losses as shown on the Consolidated Statement of Income were $2.9 billion and $5.7 billion in the 1999 second quarter and six months, compared to $2.7 billion and $5.3 billion in the year-ago periods, reflecting the items described above.

Total capital (Tier 1 and Tier 2) was $57.8 billion or 12.12% of net risk-adjusted assets, and Tier 1 capital was $44.7 billion or 9.37% at June 30, 1999, compared to $56.5 billion or 11.56% and $43.3 billion or 8.87% at March 31, 1999.

GLOBAL CONSUMER

                                             Three Months Ended June 30,                    Six Months Ended June 30,
                                           --------------------------------       %      --------------------------------       %
In millions of dollars                           1999            1998          Change          1999            1998          Change
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $6,832          $6,004            14         $13,361         $11,446            17
Effect of credit card securitization
  activity                                        570             581            (2)          1,158           1,043            11
                                           --------------------------------              --------------------------------
Adjusted revenues, net of interest expense      7,402           6,585            12          14,519          12,489            16
Adjusted operating expenses (1)                 3,107           2,971             5           6,162           5,543            11
                                           --------------------------------              --------------------------------
Provisions for benefits, claims,
  and credit losses                             1,945           1,756            11           3,739           3,353            12
Effect of credit card securitization
  activity                                        570             581            (2)          1,158           1,043            11
                                           --------------------------------              --------------------------------
Adjusted provisions for benefits,
  claims, and credit losses                     2,515           2,337             8           4,897           4,396            11
                                           --------------------------------              --------------------------------
Core income before taxes
  and minority interest                         1,780           1,277            39           3,460           2,550            36
Income taxes                                      649             469            38           1,257             937            34
Minority interest, after-tax                       21              16            31              42              32            31
                                           --------------------------------              --------------------------------
Core income                                     1,110             792            40           2,161           1,581            37
Restructuring-related items, after-tax             18              --            NM              56              --            NM
                                           --------------------------------              --------------------------------
Net income                                     $1,092          $  792            38         $ 2,105         $ 1,581            33
-------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and personal insurance products and services, including credit and charge cards, to customers around the world -- reported core income of $1.110 billion and $2.161 billion in the 1999 second quarter and six months, up $318 million or 40% and $580 million or 37% from the 1998 periods, reflecting strong growth in virtually all businesses, particularly in North America where Cards core income increased $131 million or 96% in the quarter and $246 million or 85% in the six months, and Citibanking core income increased $69 million or 186% and $118 million or 190% from the 1998 periods. In the Insurance segment, core income grew 17% in the quarter and 16% in the six months and Consumer Finance Services core income increased 45% in the quarter and 41% in the six months. Core income in the International businesses grew 25% and 22% in the quarter and six months, reflecting increases in Europe, Middle East and Africa and Asia Pacific, and the effect of certain acquisitions in Latin America. Global Consumer core income growth was achieved even as spending continued on global advertising and marketing initiatives and on the technological enhancements of e-Citi. Net income of $1.092 billion and $2.105 billion in the 1999 second quarter and six months included restructuring-related items of $18 million ($30 million pretax) and $56 million ($91 million pretax).

Banking/Lending

Citibanking North America

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $532            $535            (1)         $1,053         $1,026             3
Adjusted operating expenses (1)                 329             438           (25)            693            851           (19)
Provision for credit losses                      18              30           (40)             45             61           (26)
                                                                                       -------------------------------
                                         --------------------------------
Core income before taxes                        185              67           176             315            114           176
Income taxes                                     79              30           163             135             52           160
                                                                                       -------------------------------
                                         --------------------------------
Core income                                     106              37           186             180             62           190
Restructuring-related items, after-tax            5              --            NM              19             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $101            $ 37           173          $  161         $   62           160
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $10             $10            --             $10            $10            --
Return on assets                               4.05%           1.48%                         3.25%          1.25%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               4.25%           1.48%                         3.63%          1.25%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking services to customers through Citibank's branch network and electronic delivery systems -- reported core income of $106 million and $180 million in the 1999 second quarter and six months, up from $37 million and $62 million in the 1998 periods principally due to expense reduction initiatives. Net income of $101 million and $161 million in the 1999 second quarter and six months included restructuring-related items of $5 million ($9 million pretax) and $19 million ($31 million pretax).

As shown in the following table, Citibanking grew accounts and customer deposits from 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity. See page 6 for a discussion of Mortgage Banking results and activity.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          6.4             6.0             7             6.4            6.0             7
Average customer deposits                     $42.2           $39.4             7           $41.9          $39.2             7
Average loans                                   8.1             8.3            (2)            8.1            8.4            (4)
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $532 million and $1.053 billion in the 1999 second quarter and six months, declined slightly in the quarter, but increased $27 million or 3% year-to-date, reflecting higher investment product fees and commissions and growth in customer deposits, offset by reduced spreads and lower loan volumes. Revenue growth was also reduced by a 1998 second quarter gain of approximately $25 million related to a building lease buyout. Adjusted operating expenses declined $109 million or 25% and $158 million or 19% from the 1998 periods, reflecting expense management initiatives that significantly reduced staff expenses and other fixed costs.

The provision for credit losses improved to $18 million and $45 million in 1999 second quarter and six months from $30 million and $61 million in the 1998 periods. The net credit loss ratio of 1.31% in the quarter declined from 1.49% a year ago. Loans delinquent 90 days or more of $96 million or 1.20% at June 30, 1999 declined from $119 million or 1.39% in 1998. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %      --------------------------------      %
In millions of dollars                         1999            1998          Change         1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $183            $152            20           $352            $306            15
Total operating expenses                         82              61            34            141             120            18
Provision for credit losses                       5               9           (44)             8              22           (64)
                                         --------------------------------             --------------------------------
Income before taxes
  and minority interest                          96              82            17            203             164            24
Income taxes                                     38              32            19             80              64            25
Minority interest, after-tax                      5              --            NM             10              --            NM
                                         --------------------------------             --------------------------------
Net income                                     $ 53            $ 50             6           $113            $100            13
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)         $29             $25            16            $28             $25            12
Return on assets                               0.73%           0.80%                        0.81%           0.81%
-----------------------------------------===========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported net income of $53 million and $113 million in the 1999 second quarter and six months, up $3 million or 6% and $13 million or 13% from the 1998 periods, reflecting growth in student loans and continued credit improvement in the mortgage portfolio. The April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation ("Source One") contributed a net loss of approximately $4 million in the quarter; however, this acquisition is expected to be accretive to earnings in 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

As shown in the following table, accounts, loans, and mortgage originations increased in both the 1999 quarter and six months reflecting business growth, including the effect of the Source One acquisition.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                      3.0             2.5            20             3.0            2.5            20
Average loans(1)                              $27.3           $23.7            15           $26.9          $23.6            14
Mortgage originations                           4.8             4.0            20             8.6            6.9            25
-----------------------------------------===========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $183 million and $352 million in the 1999 second quarter and six months grew $31 million or 20% and $46 million or 15% from the 1998 periods, reflecting higher mortgage revenues, including the effect of the Source One acquisition, and growth in the student loan portfolio. Excluding that acquisition, expenses in both the 1999 quarter and six months were unchanged from a year ago.

The provision for credit losses of $5 million and $8 million in the 1999 second quarter and six months declined from $9 million and $22 million in the 1998 periods. The net credit loss ratio of 0.17% in the quarter declined from 0.31% a year ago and the ratio of loans delinquent 90 days or more of 2.09% declined from 2.67% in 1998, reflecting continued improvement in the mortgage portfolio.

Cards

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,430          $1,244            15          $2,830         $2,197            29
Effect of credit card securitization
  activity                                      570             581            (2)          1,158          1,043            11
                                         --------------------------------              -------------------------------
Adjusted revenues,
  net of interest expense                     2,000           1,825            10           3,988          3,240            23
Total operating expenses                        746             721             3           1,494          1,172            27
Adjusted provision for credit losses (1)        831             885            (6)          1,647          1,602             3
                                         --------------------------------              -------------------------------
Income before taxes                             423             219            93             847            466            82
Income taxes                                    156              83            88             312            177            76
                                         --------------------------------              -------------------------------
Net income                                   $  267          $  136            96          $  535         $  289            85
-----------------------------------------===========================================================================================
Average assets (in billions of dollars) (2)  $   28          $   30            (7)            $29            $26            12
Return on assets (3)                           3.82%           1.82%                         3.72%          2.24%
-----------------------------------------===========================================================================================

(1)   On a managed basis.
(2) Adjusted for the effect of credit card securitization, managed average assets for Cards were $75 billion in both 1999 periods, compared to $67 billion and $59 billion in the 1998 periods.
(3) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.43% and 0.81% in the second quarters of 1999 and 1998, and 1.44% and 0.99% for the six months of 1999 and 1998, respectively.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards (including Travelers Bank), Diners Club, and private label cards -- reported net income of $267 million and $535 million in the 1999 second quarter and six months, up $131 million or 96% and $246 million or 85% from the 1998 periods, reflecting significant improvements in the U.S. bankcards business.

Universal Cards Services ("UCS"), which was acquired in April 1998, contributed approximately $11 million and $9 million to net income in the 1999 second quarter and six months compared with a net loss of $43 million in both 1998 periods. The acquisition of Mellon Bank's credit card portfolio on March 31, 1999 contributed approximately $1 million to net income in the second quarter and six months.

Adjusted revenues, net of interest expense, of $2.000 billion and $3.988 billion in the 1999 second quarter and six months increased $175 million or 10% and $748 million or 23% from the 1998 periods reflecting increases in receivables, including the Mellon acquisition, increased delinquency and other risk-based charges due to pricing actions, and higher interchange fee revenues, offset by lower spreads. The year-to-date increase also reflects the acquisition of UCS in April 1998.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong growth in the quarter and the six months reflecting the impact of enhanced target marketing efforts and the acquisition of Mellon Bank's credit card portfolio. The increase in total sales in the six month period also reflects the acquisition of UCS.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                         1999            1998          Change          1999            1998         Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                         41.1            39.4             4            41.1            39.4            4
Total sales                                   $40.8           $35.4            15           $77.6           $60.7           28
End-of-period receivables                      70.3            62.0            13            70.3            62.0           13
-----------------------------------------===========================================================================================

Total operating expenses of $746 million and $1.494 billion in the 1999 second quarter and six months were up $25 million or 3% and $322 million or 27% from the 1998 periods, reflecting increased advertising and marketing in U.S. bankcards and the Mellon acquisition. The year-to-date increase also reflects the acquisition of UCS.

The adjusted provision for credit losses was $831 million and $1.647 billion in the 1999 second quarter and six months, compared with $885 million and $1.602 billion in the 1998 periods. The increase in the six months reflects the addition of UCS since April 1998. U.S. bankcards managed net credit losses in the 1999 second quarter were $803 million and the related loss ratio was 4.63%, compared with $784 million and 4.72% in the 1999 first quarter and $852 million and 5.65% in the 1998 second quarter. U.S. bankcards managed loans delinquent 90 days or more were $954 million or 1.36% at June 30, 1999, down from $1.007 billion or 1.46% at March 31, 1999 and $956 million or 1.56% at June 30, 1998. The improvement in both the delinquency and net credit loss ratios from a year ago reflects moderating industry-wide bankruptcy trends and previously implemented credit risk management initiatives.

Consumer Finance Services

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $410            $326            26            $786           $635            24
Adjusted operating expenses (1)                 155             124            25             299            246            22
Provisions for benefits,
  claims and credit losses                      117             109             7             221            204             8
                                         --------------------------------              -------------------------------
Core income before taxes                        138              93            48             266            185            44
Income taxes                                     51              33            55              98             66            48
                                         --------------------------------              -------------------------------
Core income                                      87              60            45             168            119            41
Restructuring-related items, after-tax           --              --            --               1             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $ 87            $ 60            45            $167           $119            40
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $ 15            $ 12            25            $ 15           $ 12            25
Return on assets                               2.33%           2.01%                         2.25%          2.00%
-----------------------------------------===========================================================================================
Excluding restructuring-related items
Return on assets                               2.33%           2.01%                         2.26%          2.00%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Consumer Finance Services includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans, and consumer goods financing) of Commercial Credit Company. Also included are related credit insurance services provided through subsidiaries. The credit card operations of Commercial Credit Company are included in Cards.

Core income was $87 million and $168 million in the 1999 second quarter and six months, up from $60 million and $119 million in the comparable periods of 1998. Receivables grew 29% from the 1998 second quarter due to healthy business flow at Commercial Credit branches, cross-selling of Commercial Credit products through Primerica distribution channels and the acquisition in the first quarter of 1999 of certain Associates First Capital branches. The total number of Commercial Credit branches rose to 1,177 at the end of the second quarter of 1999, up from 980 at year-end 1998. The increase in adjusted operating expenses was primarily attributable to the acquisition.

Net receivables at June 30, 1999 reached a record $13.6 billion compared to $11.9 billion at year-end 1998 and $10.6 billion at June 30, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan programs, which grew to $3.5 billion at June 30, 1999, a 32% increase over June 30, 1998, as well as solid sales in the branch network.

The average yield on receivables was 14.48% during the second quarter of 1999 and 14.43% for the first six months of 1999, down from 14.94% in the second quarter of 1998 and 14.93% for the first six months of 1998, reflecting a shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At June 30, 1999, the portfolio consisted of 57% real estate-secured loans, 36% personal loans, and 7% sales finance and other.

Delinquencies in excess of 60 days on receivables were 1.67% at June 30, 1999, down from 1.74% at June 30, 1998. The charge-off rate on receivables was 2.14% in the second quarter of 1999 and 2.24% for the first six months of 1999, compared to 2.78% in the second quarter of 1998 and 2.83% for the first six months of 1998.

Insurance

Travelers Life and Annuity

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $867            $765            13          $1,638         $1,463            12
Policyholder claims and benefits                494             472             5             936            888             5
Total operating expenses                        110              98            12             217            199             9
                                         --------------------------------              -------------------------------
Income before taxes                             263             195            35             485            376            29
Income taxes                                     90              68            32             165            130            27
                                         --------------------------------              -------------------------------
Net income  (1)                                $173            $127            36          $  320         $  246            30
-----------------------------------------===========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income was $173 million and $320 million in the second quarter and six months of 1999, respectively, up from $127 million and $246 million in the comparable periods of 1998. The improvement in 1999 reflects increased business volume and particularly strong investment income versus the prior year periods. During 1999, this business achieved strong double-digit business volume growth in annuity account balances and direct periodic life and long-term care premiums reflecting both greater popularity of these products with an aging American population and strong momentum from cross-selling initiatives.

The cross-selling initiative of Travelers Life and Annuity products through the Primerica, Citibank, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through The Copeland Companies ("Copeland"), and a nationwide network of independent agents and strong group sales through various intermediaries reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %         -------------------------------    %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Deferred annuities
   Fixed                                     $  250          $  215            16          $  444         $  480            (8)
   Variable                                   1,048             680            54           2,024          1,327            53
Payout annuities                                115             107             7             203            188             8
GICs and other group annuities                1,510             922            64           3,302          1,701            94
Individual life insurance
   Direct periodic premiums and deposits         87              78            12             171            154            11
   Single premium deposits                       21              20             5              37             44           (16)
   Reinsurance                                  (18)            (16)           13             (34)           (31)           10
Individual long-term care insurance              60              54            11             112             98            14
                                         --------------------------------              -------------------------------
                                             $3,073          $2,060            49          $6,259         $3,961            58
-----------------------------------------===========================================================================================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Increased deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $23.6 billion at June 30, 1999, up 24% from $19.0 billion at June 30, 1998. Net written premiums and deposits for deferred annuities increased 45% and 37% in the second quarter and six months of 1999 to $1.3 billion and $2.5 billion, respectively, from $895 million and $1.8 billion in the comparable periods of 1998. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Copeland's penetration of the small company segment of the 401(k) market, new products introduced into the Primerica and Citibank distribution channels as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $15.8 billion at June 30, 1999, up 25% from $12.7 billion at the end of the 1998 second quarter. The payout and group annuity businesses reflect momentum from rating upgrades, variable rate guaranteed investment contracts, and structured finance transactions and cross-selling structured settlement annuities through Travelers Property Casualty. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.6 billion and $3.5 billion in the second quarter and six months of 1999, respectively, up 58% and 86% from $1.0 billion and $1.9 billion in the comparable periods of 1998.

Direct periodic premiums and deposits for individual life insurance of $87 million and $171 million for the second quarter and six months of 1999, respectively, were 12% and 11% ahead of the $78 million and $154 million for the comparable periods of 1998 reflecting strong core agency results. Life insurance in force was $57.7 billion at June 30, 1999, up from $55.4 billion at year-end 1998 and $53.2 billion at June 30, 1998.

Net written premiums for the long-term care insurance line reached $60 million and $112 million in the second quarter and six months of 1999, respectively, up from $54 million and $98 million in the comparable periods of 1998.

Primerica Financial Services

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $443            $420             5            $875           $820             7
Policyholder claims and benefits                121             115             5             241            236             2
Total operating expenses                        146             144             1             288            276             4
                                         --------------------------------              -------------------------------
Income before taxes                             176             161             9             346            308            12
Income taxes                                     63              58             9             123            110            12
                                         --------------------------------              -------------------------------
Net income (1)                                 $113            $103            10            $223           $198            13
-----------------------------------------===========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income was $113 million and $223 million in the second quarter and six months of 1999, respectively, up from $103 million and $198 million in the comparable periods of 1998. The improvement in 1999 reflects continued success at cross-selling a range of products, growth in life insurance in force, improved investment income and disciplined expense management, which was partially offset by less favorable mortality experience. Increases in total production and cross-selling initiatives were achieved during 1999. During the first six months of 1999, 265,000 Financial Needs Analysis ("FNA") -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- were submitted compared to 271,000 in the first six months of 1998. Earned premiums, net of reinsurance, were $269 million and $536 million in the second quarter and six months of 1999, respectively, up from $266 million and $526 million in the comparable periods of 1998. Premiums for Primerica individual term life policies included in earned premiums for the second quarter and six months of 1999, were $253 million and $504 million, respectively, up from $249 million and $494 million in the comparable periods of 1998.

Total face amount of issued term life insurance was $15.5 billion and $29.1 billion in the second quarter and six months of 1999, respectively, compared to $15.8 billion and $28.8 billion in the prior year periods. Life insurance in force reached $391.7 billion at June 30, 1999 up from $383.7 billion at year-end 1998 and $377.5 billion at June 30, 1998, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross-selling through the FNA to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through 150,000 independent representatives. Primerica sales of Travelers variable annuities continued to show momentum, reaching net written premiums and deposits of $279 million and $502 million in the second quarter and six months of 1999, respectively, up from $175 million and $302 million in the prior year periods. This increase reflects the increased emphasis placed on cross-selling initiatives in the latter part of 1998, with the current period sales predominately reflecting sales of Travelers Life and Annuity variable annuity products. Cash advanced on $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan products underwritten by Travelers Bank & Trust, fsb and Commercial Credit, respectively, was $493 million and $912 million in the second quarter and six months of 1999, respectively, up 20% and 25% from the comparable periods last year. Net written premiums from Primerica's sales of TRAVELERS SECURE(R) property and casualty insurance products were $63 million and $120 million in the second quarter and six months of 1999, respectively, up from $56 million and $94 million in the comparable periods of 1998. Mutual fund sales were $807 million and $1.59 billion for the 1999 second quarter and six months, respectively, slightly below last year's second quarter and six months. During the six months of 1999, Salomon Smith Barney mutual funds accounted for 63% of Primerica's U.S. sales and 54% of total sales.

Personal Lines

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------       %      -------------------------------       %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,005          $  899            12          $1,988         $1,767            13
Total operating expenses                        242             233             4             488            454             7
Claims and claim adjustment expenses            627             524            20           1,221          1,027            19
                                         --------------------------------              -------------------------------
Income before taxes
  and minority interest                         136             142            (4)            279            286            (2)
Income taxes                                     41              45            (9)             85             91            (7)
Minority interest, after-tax                     16              16            --              32             32            --
                                         --------------------------------              -------------------------------
Net income (1)                               $   79          $   81            (2)         $  162         $  163            (1)
-----------------------------------------===========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income was $79 million and $162 million in the second quarter and six months of 1999, respectively, compared to $81 million and $163 million in the prior year periods. The 1999 second quarter and six month results reflect higher catastrophe losses, lower favorable prior-year reserve development and higher loss ratios in the TRAVELERS SECURE(R) business, which was mostly offset by growth in earned premiums. During this period, the company realigned its underwriting standards for its TRAVELERS SECURE(R) product to offset a more competitive rate environment and to improve margins in this business. Net written premiums in the first quarter of 1999 include an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners premiums written by independent agents by $72 million.

The following table shows net written premiums by product line:

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Personal automobile                            $597            $578             3          $1,217         $1,134             7
Homeowners and other                            354             296            20             718            546            31
                                         --------------------------------              -------------------------------
Total net written premiums                     $951            $874             9          $1,935         $1,680            15
-----------------------------------------===========================================================================================

Personal Lines net written premiums for the second quarter and six months of 1999 were $951 million and $1.863 billion (excluding the adjustment discussed above), respectively, up from $874 million and $1.680 billion in the comparable periods of 1998. The 1999 increase compared to 1998 primarily reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. Business retention continued to be strong.

Catastrophe losses, net of taxes and reinsurance, were $23 million and $31 million in the second quarter and six months of 1999, respectively, up from $13 million and $22 million in the comparable periods of 1998. Catastrophe losses in 1999 were due to wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. Catastrophe losses in 1998 were due to tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------------------------------------------------------
                                                                1999               1998                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Statutory
Loss and LAE ratio (1)                                          69.3%              65.2%               68.0%            65.2%
Underwriting expense ratio                                      25.5               27.7                26.5             27.9
                                                         ---------------------------------------------------------------------------
Combined ratio                                                  94.8%              92.9%               94.5%            93.1%
---------------------------------------------------------===========================================================================
GAAP
Loss and LAE ratio (1)                                          69.3%              65.2%               68.0%            65.2%
Underwriting expense ratio                                      25.4               26.3                25.1             26.7%
                                                         ---------------------------------------------------------------------------
Combined ratio                                                  94.7%              91.5%               93.1%            91.9%
---------------------------------------------------------===========================================================================

(1)   LAE represents loss adjustment expenses.

--------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the second quarter of 1999 statutory and GAAP Loss and LAE ratios compared to the second quarter of 1998 was primarily due to lower favorable prior-year reserve development in the automobile bodily injury line, higher loss ratios in the TRAVELERS SECURE(R) program and higher catastrophe losses. The decrease in the statutory and GAAP underwriting expense ratios in the second quarter of 1999 compared to the second quarter of 1998 reflects greater efficiency through the leveraging of TAP's expense base as premiums grow.

The first six months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, both the statutory and GAAP combined ratios for the first six months of 1999 would have been 94.1%. The increase in the first six months of 1999 statutory and GAAP combined ratios excluding this adjustment compared to the first six months of 1998 statutory and GAAP combined ratios was due to higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and lower favorable prior-year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

International Consumer

Europe, Middle East & Africa

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $537            $496             8          $1,071           $967            11
Adjusted operating expenses (1)                 337             337            --             675            655             3
Provision for credit losses                      75              67            12             153            137            12
                                         --------------------------------              -------------------------------
Core income before taxes                        125              92            36             243            175            39
Income taxes                                     47              36            31              91             68            34
                                         --------------------------------              -------------------------------
Core income                                      78              56            39             152            107            42
Restructuring-related items, after-tax            3              --            NM               9             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $ 75            $ 56            34          $  143           $107            34
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $ 21            $ 21            --          $   21           $ 21            --
Return on assets                               1.43%           1.07%                         1.37%          1.03%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               1.49%           1.07%                         1.46%          1.03%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa ("EMEA") -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $78 million and $152 million in the 1999 second quarter and six months, up $22 million or 39% and $45 million or 42% from the 1998 periods, reflecting growth across Western Europe, particularly Germany and Greece. Net income of $75 million and $143 million in the 1999 second quarter and six months included restructuring-related items of $3 million ($5 million pretax) and $9 million ($15 million pretax).

As shown in the following table, EMEA reported 7% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          9.8             9.2             7             9.8            9.2             7
Average customer deposits                     $16.5           $16.5            --           $16.6          $16.5             1
Average loans                                  16.0            15.4             4            16.1           15.2             6
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $537 million and $1.071 billion in the 1999 second quarter and six months grew $41 million or 8% and $104 million or 11% from the 1998 periods, reflecting loan growth, improved spreads, and higher investment product fees, principally in Western Europe. Adjusted operating expenses of $337 million and $675 million in the 1999 second quarter and six months were unchanged in the quarter, but were up $20 million or 3% in the six months, reflecting costs associated with franchise expansion in Central and Eastern Europe.

The provision for credit losses was $75 million and $153 million in the 1999 second quarter and six months, up from $67 million and $137 million in the 1998 periods. The net credit loss ratio was 1.71% in both the 1999 and 1998 second quarters. Loans delinquent 90 days or more were $882 million or 5.50% at June 30, 1999, down from $887 million or 5.80% at June 30, 1998.

Asia Pacific

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $544            $457            19          $1,063           $880            21
Adjusted operating expenses (1)                 282             253            11             549            490            12
Provision for credit losses                      89              64            39             177            114            55
                                         --------------------------------              -------------------------------
Core income before taxes                        173             140            24             337            276            22
Income taxes                                     65              54            20             127            107            19
                                         --------------------------------              -------------------------------
Core income                                     108              86            26             210            169            24
Restructuring-related items, after-tax            2              --            NM               9             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $106            $ 86            23          $  201           $169            19
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $ 29            $ 28             4          $   29           $ 27             7
Return on assets                               1.47%           1.23%                         1.40%          1.26%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               1.49%           1.23%                         1.46%          1.26%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $108 million and $210 million in the 1999 second quarter and six months, up from $86 million and $169 million in the 1998 periods, as the region continues to rebound from weak 1998 results. Net income of $106 million and $201 million in the 1999 second quarter and six months included restructuring-related items of $2 million ($4 million pretax) and $9 million ($15 million pretax).

As shown in the following table, Asia Pacific accounts grew 26% from 1998, driven by double digit growth in both customer deposits and loans, reflecting significant increases in Japan, and economic stabilization in certain countries. Deposit volumes and accounts continue to benefit from a "flight to quality" in the region.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          8.3             6.6            26             8.3            6.6            26
Average customer deposits                     $41.0           $34.9            17           $40.5          $34.1            19
Average loans                                  22.9            19.7            16            22.5           19.6            15
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $544 million and $1.063 billion in the 1999 second quarter and six months increased $87 million or 19% and $183 million or 21% from the 1998 periods, reflecting strong performance in Japan and business volume growth and higher spreads in most other countries. Adjusted operating expenses in the quarter and six months were up $29 million or 11% and $59 million or 12% from the 1998 periods, reflecting higher marketing and program spending in Japan, Korea, and Singapore as well as business volume growth. The increase in the six month period also reflects marketing and program spending in Taiwan and the Philippines.

The provision for credit losses was $89 million and $177 million in the 1999 second quarter and six months, up from $64 million and $114 million in the 1998 periods. The net credit loss ratio was 1.33% in the quarter, up from 1.17% a year ago, but down from 1.43% in the 1999 first quarter. Loans delinquent 90 days or more of $509 million or 2.17% at June 30, 1999 increased from $324 million or 1.64% a year ago and declined from $513 million or 2.31% at March 31, 1999. The increases in the provision, the net credit loss ratio, and delinquency ratio from a year ago primarily reflect increases in Taiwan and Hong Kong; however, net credit losses and delinquencies declined from the 1999 first quarter.

Latin America

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $503            $370            36            $969           $724            34
Adjusted operating expenses (1)                 302             248            22             594            481            23
Provision for credit losses                     135              61           121             236            110           115
                                         --------------------------------              -------------------------------
Core income before taxes                         66              61             8             139            133             5
Income taxes                                     22              24            (8)             47             53           (11)
                                         --------------------------------              -------------------------------
Core income                                      44              37            19              92             80            15
Restructuring-related items, after-tax            8              --            NM              18             --            NM
                                         --------------------------------              -------------------------------
Net income                                     $ 36            $ 37            (3)           $ 74           $ 80            (8)
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $ 15            $ 10            50            $ 14           $ 10            40
Return on assets                               0.96%           1.48%                         1.07%          1.61%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               1.18%           1.48%                         1.33%          1.61%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $44 million and $92 million in the 1999 second quarter and six months, up $7 million or 19% and $12 million or 15% from the 1998 periods, reflecting the effect of certain acquisitions, and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, partially offset by a higher provision for credit losses. Net income of $36 million and $74 million in the 1999 second quarter and six months included restructuring-related items of $8 million ($12 million pretax) and $18 million ($28 million pretax). Average assets of $15 billion in the quarter and $14 billion in the six months increased 50% and 40% from the 1998 periods due to acquisitions in the region.

The Brazilian currency devaluation in the 1999 first quarter exacerbated the deteriorating economic conditions in the region. The devaluation significantly contributed to the 1999 second quarter and six months foreign currency translation effects that reduced revenue growth by 10% in both periods and expense growth by 7% and 9%, respectively.

As shown in the following table, Latin America experienced strong business volume growth, principally due to the effect of acquisitions. Customer deposit growth also reflects a "flight to quality" in the region.

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In billions of dollars                        1999            1998          Change          1999          1998           Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                         7.2             5.5            31             7.2           5.5             31
Average customer deposits                    $13.5            $9.3            45           $13.1          $9.1             44
Average loans                                  8.1             7.9             3             7.9           7.7              3
-----------------------------------------===========================================================================================

Revenues, net of interest expense, of $503 million and $969 million in the 1999 second quarter and six months were up $133 million or 36% and $245 million or 34% from the 1998 periods, reflecting acquisitions in the region, increased earnings from Credicard, and account and business volume growth, partially offset by reduced spreads. Adjusted operating expenses grew $54 million or 22% and $113 million or 23% in the quarter and six months, reflecting acquisitions in the region. Efficiency efforts contributed to a 3% decline in expenses in the quarter excluding the effect of acquisitions and foreign currency translation.

The provision for credit losses was $135 million and $236 million in the 1999 second quarter and six months, up from $61 million and $110 million in the 1998 periods. The net credit loss ratio of 6.17% in the 1999 second quarter increased from 2.88% in the 1998 second quarter. Loans delinquent 90 days or more of $346 million or 4.32% at June 30, 1999 increased from $209 million or 2.61% at June 30, 1998. The increases in the provision, the net credit loss ratio, and delinquency ratio reflect economic conditions in the region, particularly in Argentina and Chile.

Global Private Bank

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $299            $285             5            $572           $549             4
Total operating expenses                        181             179             1             355            355            --
Provision (benefit) for credit losses             2              --            NM              10             (7)          243
                                         --------------------------------              -------------------------------
Income before taxes                             116             106             9             207            201             3
Income taxes                                     43              42             2              77             79            (3)
                                         --------------------------------              -------------------------------
Net income                                     $ 73            $ 64            14            $130           $122             7
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)        $ 19            $ 16            19            $ 19           $ 16            19
Return on assets                               1.54%           1.60%                         1.38%          1.54%
-----------------------------------------===========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net-worth clients around the world --reported net income of $73 million and $130 million in the 1999 second quarter and six months, up $9 million or 14% and $8 million or 7% from the 1998 periods, primarily reflecting revenue growth, particularly in the U.S. and Japan.

Client business volumes under management were $126 billion at June 30, 1999, up from $119 billion at March 31, 1999 and $108 billion a year ago, reflecting growth in the U.S., Europe, and Japan.

Total revenues, net of interest expense, were $299 million and $572 million in the quarter and six months, up $14 million or 5% and $23 million or 4% from 1998. The increases reflected growth in net interest income, placement and performance fee revenues, partially offset by reduced customer-based trading-related revenue. Regionally, strong revenue growth in the U.S. and Japan was partially offset by weakness in Asia Pacific, excluding Japan.

Total operating expenses of $181 million in the quarter and $355 million in the six months were up $2 million or 1% from the year-ago quarter, and were unchanged year-to-date, as an 8% reduction in staffing levels was offset by higher incentive compensation and technology expenses.

The provision for credit losses was $2 million and $10 million for the 1999 quarter and six months, compared with no provision in the 1998 quarter and a benefit of $7 million in the six months. In the 1999 quarter, the reduction in Asia Pacific write-offs was more than offset by the reduction in U.S credit recoveries. The year-to-date change was driven by the substantial reduction in U.S. credit recoveries. Loans 90 days or more past due also continued to remain low at $162 million or 0.88% of loans at June 30, 1999, compared to $191 million or 1.10% at March 31, 1999 and $197 million or 1.23% at June 30, 1998.

e-Citi

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999           1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 55            $34             62           $109          $  64             70
Total operating expenses                        128             94             36            241            172             40
Provision for credit losses                       1              1             --              2              2             --
                                         --------------------------------              -------------------------------
Loss before tax benefits                        (74)           (61)            21           (134)          (110)            22
Income tax benefits                             (30)           (24)            25            (54)           (43)            26
                                         --------------------------------              -------------------------------
Net loss                                      ($ 44)          ($37)            19         ($  80)        ($  67)            19
-----------------------------------------===========================================================================================

e-Citi -- the business responsible for developing and implementing the Company's internet financial services products and e-commerce solutions -- reported net losses of $44 million and $80 million in the 1999 second quarter and six months, compared to $37 million and $67 million in the 1998 periods.

Revenues, net of interest expense, were $55 million and $109 million in the 1999 second quarter and six months, up from $34 million and $64 million in the 1998 periods, reflecting business volume increases in certain electronic banking services. Total operating expenses of $128 million and $241 million in the quarter and six months increased from $94 million and $172 million in the 1998 periods, reflecting business volume increases and continued investment in internet-based and other electronic financial services as well as other e-commerce solutions.

Other Consumer

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                              $24               $21              $55               $48
Total operating expenses                                              67                41              128                72
                                                              ----------------------------------------------------------------------
Loss before tax benefits                                             (43)              (20)             (73)              (24)
Income tax benefits                                                  (16)              (12)             (29)              (17)
                                                              ----------------------------------------------------------------------
Net loss                                                            ($27)             ($ 8)            ($44)             ($ 7)
--------------------------------------------------------------======================================================================

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $27 million and $44 million in the 1999 second quarter and six months, up from $8 million and $7 million in the 1998 periods, reflecting higher costs associated with global advertising and marketing initiatives.

Consumer Portfolio Review

In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                     Total                                           Average
                                     Loans        90 Days or More Past Due(1)         Loans            Net Credit Losses(1)
                                  --------------------------------------------------------------------------------------------------
In millions of dollars,             June 30,    June 30,     Mar. 31,    June 30,    2nd Qtr.    2nd Qtr.     1st Qtr.    2nd Qtr.
  except loan amounts in billions     1999        1999         1999        1998        1999        1999         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $  8.0      $   96       $  107      $  119      $  8.1      $   26       $   28      $   31
Ratio                                             1.20%        1.33%       1.39%                   1.31%        1.35%       1.49%
Mortgage Banking                      27.5         575          610         634        27.3          11           13          18
Ratio                                             2.09%        2.29%       2.67%                   0.17%        0.20%       0.31%
U.S. Bankcards (2)                    70.2         954        1,007         956        69.5         803          784         852
Ratio                                             1.36%        1.46%       1.56%                   4.63%        4.72%       5.65%
Other Cards                            2.5          46           46          40         2.4          21           18          17
Ratio                                             1.80%        1.86%       1.61%                   3.33%        3.25%       2.77%
Consumer Finance Services             13.6         172          183         145        13.2          70           71          71
Ratio                                             1.26%        1.42%       1.37%                   2.14%        2.38%       2.78%
Europe, Middle East & Africa          16.0         882          878         887        16.0          68           73          65
Ratio                                             5.50%        5.45%       5.80%                   1.71%        1.81%       1.71%
Asia Pacific                          23.4         509          513         324        22.9          76           78          58
Ratio                                             2.17%        2.31%       1.64%                   1.33%        1.43%       1.17%
Latin America                          8.0         346          292         209         8.1         124           91          57
Ratio                                             4.32%        3.75%       2.61%                   6.17%        4.74%       2.88%
Global Private Bank                   18.4         162          191         197        18.0           2            8           -
Ratio                                             0.88%        1.10%       1.23%                   0.05%        0.18%         NM
Other                                  0.7           2            2           2         0.5           1            1           1

------------------------------------------------------------------------------------------------------------------------------------
Total managed                        188.3       3,744        3,829       3,513       186.0       1,202        1,165       1,170
Ratio                                             1.98%        2.09%       2.12%                   2.58%        2.61%       2.86%
----------------------------------==================================================================================================
Securitized credit card
  receivables                        (47.4)       (652)        (688)       (605)      (46.7)       (541)        (556)       (544)
Loans held for sale                   (6.5)        (35)         (39)        (40)       (6.2)        (29)         (32)        (37)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                      $134.4      $3,057       $3,102      $2,868      $133.1      $  632       $  577      $  589
Ratio                                             2.27%        2.37%       2.39%                   1.89%        1.78%       1.93%
----------------------------------==================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)   Includes U.S. bankcards and Travelers Bank.
NM    Not meaningful
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                                   End of Period                                 Average
                                                           -------------------------------           -------------------------------
                                                            June 30,  Mar. 31,   June 30,             2nd Qtr.   1st Qtr.  2nd Qtr.
In billions of dollars                                        1999      1999       1998                 1999       1999      1998
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $188.3    $183.2     $166.2               $186.0    $180.8     $164.0
Securitized credit card receivables                           (47.4)    (46.7)     (41.5)               (46.7)    (44.3)     (37.0)
Loans held for sale                                            (6.5)     (5.6)      (4.9)                (6.2)     (5.2)      (4.7)
                                                           -------------------------------           -------------------------------
Consumer loans                                               $134.4    $130.9     $119.8               $133.1    $131.3     $122.3
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.7 billion with a related delinquency ratio of 1.98% at June 30, 1999, compared with $3.8 billion or 2.09% at March 31, 1999 and $3.5 billion or 2.12% at June 30, 1998. Total managed net credit losses in the 1999 second quarter were $1.2 billion and the related loss ratio was 2.58%, compared with $1.2 billion and 2.61% in the 1999 first quarter and $1.2 billion and 2.86% in the 1998 second quarter. For a discussion on trends by business, see business discussions on pages 4-16.

The portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at June 30, 1999, compared with $3.4 billion at March 31, 1999 and $3.2 billion at June 30, 1998. The allowance as a percentage of loans on the balance sheet was 2.55% at June 30, 1999, compared with 2.56% at March 31, 1999 and 2.67% at June 30, 1998. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses and the related loss ratios may increase from the 1999 second quarter as a result of global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. Additionally, delinquencies could remain at relatively high levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

GLOBAL CORPORATE AND INVESTMENT BANK

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $6,922          $6,230            11         $14,022        $12,713            10
Adjusted operating expenses (1)               3,940           3,700             6           7,934          7,523             5
Provisions for benefits, claims,
  and credit losses                             983             948             4           1,959          1,951            --
                                         --------------------------------              -------------------------------
Core income before taxes
  and minority interest                       1,999           1,582            26           4,129          3,239            27
Income taxes                                    694             544            28           1,428          1,132            26
Minority interest, after-tax                     41              35            17              78             70            11
                                         --------------------------------              -------------------------------
Core income                                   1,264           1,003            26           2,623          2,037            29
Restructuring-related items, after-tax            3            (191)          102            (117)          (191)           39
                                         --------------------------------              -------------------------------
Net income (2)                               $1,261          $1,194             6         $ 2,740        $ 2,228            23
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
(2)   The 1999 six month period excludes cumulative effect of accounting changes.
--------------------------------------------------------------------------------

Global Corporate and Investment Bank provides corporations, governments, institutions and investors in 100 countries with a broad range of financial products and services.

Global Corporate and Investment Bank core income was $1.264 billion and $2.623 billion in the 1999 second quarter and six months, up $261 million or 26% and $586 million or 29% from 1998. The 1999 second quarter increase reflects core income growth of $262 million or 75% at Salomon Smith Barney ("SSB"), $53 million or 22% in the Emerging Markets, and $27 million or 16% in Commercial Lines, partially offset by a decline of $81 million or 34% in Global Relationship Banking ("GRB"). The six month comparison reflects core income growth of $467 million or 59% at SSB, $113 million or 23% in the Emerging Markets, and $45 million or 13% in Commercial Lines, partially offset by a decline of $39 million or 10% in GRB. The GRB comparisons are affected by $104 million in after-tax items due to the disposition of real estate investments and a related real estate recovery in the second quarter of 1998. Excluding these items, GRB core income grew $23 million or 17% in the second quarter of 1999, and $65 million or 22% in the six month comparison.

SSB's core income growth was driven by strong revenue momentum in the Private Client group, principal transactions, and investment banking. The Emerging Markets core income growth was driven by increased revenues in loans and investment securities sales in the quarterly comparison, and primarily by higher principal transaction and loan revenues in the six month comparison. Excluding the $104 million of 1998 real estate items, GRB's core income growth was a result of lower expenses in the quarterly comparison and higher structured products revenues and lower expenses in the six month comparison. The Commercial Lines improvement reflects favorable prior-year reserve development and expense control.

Global Corporate and Investment Bank net income totaled $1.261 billion in the 1999 second quarter, up $67 million or 6% from the 1998 second quarter, and excluding the effect of accounting changes, $2.740 billion in the 1999 six months, up $512 million or 23% from the 1998 six months. Included in the 1999 six months net income was a release of the 1997 restructuring reserve of $125 million ($211 million pre-tax) that resulted from SSB's reassessment of space needs due to the Citicorp merger. Included in 1998 six months net income is a release of the 1997 restructuring reserve of $191 million ($324 million pre-tax) that resulted from SSB's negotiations on a sublease on the Seven World Trade Center location which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. See further discussion of the restructuring reserve release in SSB in Note 7 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic exigencies can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of principal transactions, realized gains from sales of investments, and gains from asset sales may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type, or due to global economic developments. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. Pricing in the Commercial Lines marketplace is expected to continue to be very competitive in 1999. Changes in the general interest rate environment affect the returns received by Commercial Lines on newly invested and reinvested funds. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Salomon Smith Barney

The following data does not include the Asset Management division of Salomon Smith Barney, which is included in the SSB Citi Asset Management Group segment.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------       %      --------------------------------       %
In millions of dollars                           1999            1998         Change          1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $3,269          $2,523           30          $6,610          $5,441            21
Adjusted operating expenses (1)                 2,308           1,981           17           4,646           4,188            11
                                           -------------------------------              --------------------------------
Core income before taxes                          961             542           77           1,964           1,253            57
Income taxes                                      351             194           81             706             462            53
                                           -------------------------------              --------------------------------
Core income                                       610             348           75           1,258             791            59
Restructuring-related credit, after-tax            --            (191)          NM            (124)           (191)          (35)
                                           -------------------------------              --------------------------------
Net income (2)                                 $  610          $  539           13          $1,382          $  982            41
-------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
(2)   The 1999 six month period excludes cumulative effect of accounting change.
NM    Not meaningful
--------------------------------------------------------------------------------

Salomon Smith Barney reported core income in the second quarter and six months of 1999 of $610 million and $1.258 billion, respectively, up from $348 million and $791 million in the comparable periods of 1998. See Note 7 of Notes to Consolidated Financial Statements for discussions of the restructuring-related credits in the first quarter of 1999 and the second quarter of 1998.

Salomon Smith Barney's earnings benefited from continued growth in commission income from the Private Client group, strong investment banking fees, and principal transactions. Revenues by category were as follows:

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------       %
In millions of dollars                         1999            1998         Change           1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                  $  903          $  781            16          $1,803         $1,574            15
Investment banking                              762             633            20           1,417          1,249            13
Principal transactions                          698             315           122           1,672          1,094            53
Asset management
  and administration fees (1)                   400             344            16             777            644            21
Net interest income (2)                         457             406            13             827            808             2
Other income                                     49              44            11             114             72            58
                                         --------------------------------              -------------------------------
Total revenues, net of interest
  expense (2)                                $3,269          $2,523            30          $6,610         $5,441            21
-----------------------------------------===========================================================================================

(1) Excludes the revenues of SSB Asset Management which are reported in the Asset Management business segment.
(2) Net of interest expense of $2.407 billion and $3.060 billion in 1999 and 1998 second quarters, respectively, and $4.648 billion and $5.974 billion for the 1999 and 1998 six month periods, respectively.
--------------------------------------------------------------------------------

Revenues, net of interest expense in the second quarter and six months of 1999 were $3.269 billion and $6.610 billion, respectively, a 30% and 21% improvement over the comparable 1998 periods, primarily reflecting increases in all categories.

The increase in Commission revenues reflects growth in sales of listed and over-the-counter ("OTC") securities as well as the Company's Private Client group continuing its strong growth in revenue.

The increase in Investment banking revenues in the second quarter of 1999 compared to the second quarter of 1998 reflects increases in merger and acquisition fees, high grade debt, high yield and equity underwritings, partially offset by a decline in public finance underwriting. The increase in the six months of 1999 compared to the six months of 1998 reflects increases in high grade debt underwriting and merger and acquisition fees.

Principal transaction revenues in the second quarter of 1999 compared to the second quarter of 1998 reflects increases in the institutional global fixed income and global equities trading. In addition, global arbitrage and commodity trading were moderately profitable in the second quarter of 1999, after recording losses in the comparable 1998 period. The increase in the six months of 1999 compared to the six months of 1998 reflects increases in institutional global fixed income, global equities and municipal trading, offset to an extent by a decline in commodities trading.

The increase in Asset management and administration fees reflects the growth in assets under fee-based management. The investment services category includes results from assets managed by the Financial Consultants as well as assets that are externally managed by the consulting group. Assets under fee-based management increased significantly at June 30, 1999 compared to June 30, 1998 causing the corresponding increase in revenue. Total assets under fee-based management at June 30, were as follows:

                                                                                             June 30,
                                                                                -----------------------------------       %
In billions of dollars                                                                 1999             1998            Change
------------------------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                                                 $20.2            $14.3              41
Consulting Group externally managed assets                                             76.8             69.3              11
                                                                                -----------------------------------
Total assets under fee-based management (1)                                           $97.0            $83.6              16
--------------------------------------------------------------------------------====================================================

(1) Excludes the assets under management of SSB Asset Management, which are reported in the Asset Management business segment.
--------------------------------------------------------------------------------

The increase in net interest and dividends is due primarily to increased margin lending to clients.

The increase in adjusted operating expenses primarily reflects an increase in production-related compensation and employee benefits expense, reflecting increased revenues, partially offset by the benefit of changes in employee deferred compensation plans. Salomon Smith Barney continues to maintain its focus on controlling fixed expenses.

Emerging Markets

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------       %      --------------------------------       %
In millions of dollars                           1999            1998         Change          1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $1,087            $972           12          $2,225          $1,929            15
Adjusted operating expenses (1)                   503             505           --           1,006             982             2
Provision for credit losses                       110              79           39             225             141            60
                                           -------------------------------              --------------------------------
Core income before taxes
  and minority interest                           474             388           22             994             806            23
Income taxes                                      177             146           21             376             304            24
Minority interest, after-tax                        2              --           NM               3              --            NM
                                           -------------------------------              --------------------------------
Core income                                       295             242           22             615             502            23
Restructuring-related items, after-tax              1              --           NM               2              --            NM
                                           -------------------------------              --------------------------------
Net income                                     $  294            $242           21          $  613          $  502            22
-------------------------------------------=========================================================================================
Average assets (in billions of dollars)        $   83            $ 75           11          $   82          $   75             9
Return on assets                                 1.42%           1.29%                        1.51%           1.35%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                 1.43%           1.29%                        1.51%           1.35%
-------------------------------------------=========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful.
--------------------------------------------------------------------------------

Emerging Markets core income was $295 million and $615 million in the 1999 second quarter and six months, up $53 million or 22% and $113 million or 23% from 1998. Return on assets, excluding restructuring-related items, was 1.43% in the 1999 second quarter, up from 1.29% in 1998. In the six months ended June 30, 1999, return on assets, excluding restructuring-related items, was 1.51%, up from 1.35% in the six months ended June 30, 1998.

Revenues, net of interest expense were $1.087 billion and $2.225 billion in the 1999 second quarter and six months, up $115 million or 12% and $296 million or 15%, respectively, from 1998. The second quarter reflects strong growth in Latin America attributable to principal transactions, loans, and transaction banking. Second quarter revenues in Asia and CEEMEA (Central and Eastern Europe, Middle East and Africa) were essentially unchanged as lower principal transactions offset higher gains from sales of investment securities. The six month comparison reflects revenue growth in Latin America in principal transactions, loans, and trade finance. This was partially offset by revenue reduction in Asia due to high principal transactions in 1998.

Adjusted operating expenses were well-controlled and flat in the quarterly comparison, while showing a 2% increase in the six month comparison. In the quarterly comparison, investment spending to gain market share in selected emerging market countries was essentially funded by savings from the 1997 and 1998 restructuring actions and other expense savings initiatives. Expenses also benefited from the effect of foreign currency translation. The six month comparison expense growth of $24 million primarily reflects investment spending to gain market share in selected emerging market countries.

The 1999 second quarter provision for credit losses totaled $110 million, up $31 million from 1998, but declined $5 million from the 1999 first quarter. The increase was in the Middle East and Latin America. The 1999 six month provision for credit losses was $225 million, up $84 million from 1998, with the increase spread across Latin America, Asia, and the Middle East.

Cash-basis loans were $1.197 billion at June 30, 1999, reflecting an increase of $102 million from March 31, 1999, and an increase of $216 million from June 30, 1998. The higher cash basis loans in both these comparisons were due to increases in Latin America and CEEMEA, partially offset by reductions in Asia. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 46.

While economic conditions can be volatile in any country or group of countries, Citigroup does not expect significant quarter-to-quarter increases in Emerging Markets net credit losses or cash-basis loans during the remainder of 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Average assets of $83 billion in the 1999 second quarter and $82 billion in the six months reflected growth of $8 billion and $7 billion, respectively. This growth was driven by higher loans, trading assets, and trade finance.

Global Relationship Banking

                                          Three Months Ended June 30,                    Six Months Ended June 30,
                                         -------------------------------      %       --------------------------------      %
In millions of dollars                         1999            1998         Change          1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,008          $1,151          (12)         $2,095          $2,140            (2)
Adjusted operating expenses (1)                 757             825           (8)          1,534           1,558            (2)
Provision (benefit) for credit losses            --             (51)          NM              (4)            (48)           92
                                         -------------------------------              --------------------------------
Core income before taxes                        251             377          (33)            565             630           (10)
Income taxes                                     93             138          (33)            205             231           (11)
                                         -------------------------------              --------------------------------
Core income                                     158             239          (34)            360             399           (10)
Restructuring-related items, after-tax            2              --           NM               5              --            NM
                                         -------------------------------              --------------------------------
Net income                                   $  156          $  239          (35)         $  355          $  399           (11)
-----------------------------------------===========================================================================================
Average assets (in billions of dollars)      $   80          $   93          (14)         $   84          $   92            (9)
Return on assets                               0.78%           1.03%                        0.85%           0.87%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               0.79%           1.03%                        0.86%           0.87%
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $158 million and $360 million in the 1999 second quarter and six months, respectively. This represented a decline of $81 million or 34% in the second quarter comparison and a decline of $39 million or 10% in the six month comparison. The 1998 second quarter included $104 million in after-tax items due to the disposition of real estate investments and a related real estate recovery. Excluding these items, GRB core income grew $23 million or 17% in the second quarter of 1999, and $65 million or 22% in the six month comparison.

In the 1999 second quarter, revenues, net of interest expense of $1.008 billion declined $143 million or 12% from 1998, although revenues were essentially flat excluding the effect of the 1998 real estate gains. Strong growth in corporate finance and moderate growth in transaction services were offset by a lower level of principal transactions. In the six month comparison, revenues declined by 2%, although excluding the effect of 1998 real estate gains, revenues grew 4%. The six months revenue growth was driven by increases in structured products revenues and transaction services.

Adjusted operating expenses were $757 million and $1.534 billion in the 1999 second quarter and six months, down $68 million or 8% and $24 million or 2%, respectively, from the 1998 periods. The decrease in expenses was due to business integration initiatives with SSB and lower EMU and Year 2000 expenses.

The 1999 provisions (benefits) for credit losses were negligible, compared with net recoveries (primarily real estate) in both 1998 periods. Cash-basis loans were $279 million at June 30, 1999, reflecting decreases of $29 million from March 31, 1999 and $21 million from June 30, 1998. The Other Real Estate Owned portfolio was $178 million at June 30, 1999, declined $34 million from March 31, 1999 and $146 million from June 30, 1998. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 46.

Average assets of $80 billion in the 1999 second quarter declined $13 billion from 1998, while the 1999 six month average of $84 billion declined $8 billion. These declines reflect the transfer of certain fixed income and equity businesses to SSB and lower trading assets.

Commercial Lines

                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                           -------------------------------      %       -------------------------------      %
In millions of dollars                           1999            1998         Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $1,558          $1,584           (2)         $3,092         $3,203            (3)
Total operating expenses                          372             389           (4)            748            795            (6)
Claims and claim adjustment expenses              873             920           (5)          1,738          1,858            (6)
                                           -------------------------------              -------------------------------
Income before taxes and minority interest         313             275           14             606            550            10
Income taxes                                       73              66           11             141            135             4
Minority interest, after-tax                       39              35           11              75             70             7
                                           -------------------------------              -------------------------------
Net income (1) (2)                             $  201          $  174           16          $  390         $  345            13
-------------------------------------------=========================================================================================

(1)   The 1999 six month period excludes cumulative effect of accounting changes.
(2)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Net income, excluding the effect of accounting changes, was $201 million and $390 million in the second quarter and six months of 1999, respectively, up from $174 million and $345 million in the comparable periods of 1998. The 16% improvement in the 1999 second quarter over the 1998 quarter reflects favorable prior-year reserve development, continued expense savings and lower weather-related losses, partially offset by a decrease in fee income. The operating trends for the six months of 1999 compared to 1998 were the same as those in the quarter, except that the six months of 1999 reflects higher losses from weather related-events compared to 1998. Operating results reflect the long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Net written premiums by market were as follows:

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
National accounts                            $  101          $  121           (17)         $  251         $  308           (18)
Commercial accounts                             440             441            --             884            904            (2)
Select accounts                                 394             394            --             766            772            (1)
Specialty accounts                              160             165            (3)            308            349           (12)
                                         -------------------------------               ------------------------------
Total net written premiums                   $1,095          $1,121            (2)         $2,209         $2,333            (5)
-----------------------------------------===========================================================================================

Commercial Lines net written premiums in the second quarter and six months of 1999 totaled $1.095 billion and $2.209 billion, respectively, down from $1.121 billion and $2.333 billion in the comparable periods of 1998 reflecting the highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

Fee income was $67 million and $134 million in the second quarter and six months of 1999, respectively, down from $77 million and $159 million in the comparable periods of 1998. The decrease in fee income was primarily due to the depopulation of involuntary pools serviced by TAP.

The decrease in National Accounts net written premiums for the quarter and six month period was primarily due to the impact of additional reinsurance coverage and the continued disciplined approach to underwriting and risk management.

National Accounts new business was significantly lower in both the second quarter and the six months of 1999 than in the comparable periods of 1998, reflecting continued disciplined approach to underwriting and risk management. National Accounts business retention ratio was significantly higher in the second quarter of 1999 than in the second quarter of 1998 and was moderately higher in the first six months of 1999 compared to the first six months of 1998, both periods reflecting the loss of one large account in the second quarter of 1998.

The decrease in Commercial Accounts net written premiums for the six month period reflects the continued disciplined approach to underwriting and risk management, partially offset by the benefits of rate increases.

Commercial Accounts new business in the second quarter of 1999 was moderately lower than in the second quarter of 1998, and for the first six months of 1999, significantly declined compared to the first six months of 1998, reflecting the focus on obtaining new business accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the second quarter of 1999 than in the second quarter of 1998 and for the first six months of 1999 remained virtually the same compared to the first six months of 1998. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

The decrease in Select Accounts net written premiums for the six month period reflects the highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

New premium business in Select Accounts was significantly lower in both the second quarter of 1999 and the six months of 1999 than in the comparable periods of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the second quarter of 1999 and the six months of 1999 remained strong and was virtually the same as in the comparable periods of 1998.

The decrease in Specialty Accounts net written premiums for the quarter and six month periods primarily reflects the impact of additional reinsurance coverage, a highly competitive marketplace and the continued disciplined approach to underwriting and risk management.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
                                                                    1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Statutory
Loss and LAE ratio                                                  75.1%             79.0%            75.7%             78.6%
Underwriting expense ratio                                          30.5              30.8             29.5              29.6
                                                              ----------------------------------------------------------------------
Combined ratio before policyholder dividends                       105.6%            109.8%           105.2%            108.2%
                                                              ----------------------------------------------------------------------
Combined ratio                                                     106.3%            111.0%           106.1%            109.4%
--------------------------------------------------------------======================================================================
GAAP
Loss and LAE ratio                                                  74.8%             78.4%            75.3%             78.1%
Underwriting expense ratio                                          31.4              31.5             31.3              30.8
                                                              ----------------------------------------------------------------------
Combined ratio before policyholder dividends                       106.2%            109.9%           106.6%            108.9%
                                                              ----------------------------------------------------------------------
Combined ratio                                                     106.9%            111.1%           107.5%            110.1%
--------------------------------------------------------------======================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the second quarter of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the second quarter of 1998 statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development and lower weather-related losses, partially offset by lower fee income.

The decrease in the first six months of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the first six months of 1998 statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development, partially offset by higher weather-related losses and lower fee income.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At June 30, 1999, approximately 18% of the net aggregate reserve (i.e., approximately $140 million) consisted of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $632 million), was carried in a bulk reserve and included incurred but not reported environmental claims for which specific claims have not been received.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At June 30, 1999, approximately 21% of the net aggregate reserve (i.e., approximately $203 million) was for pending asbestos claims. The balance, approximately 79% (i.e., approximately $754 million) of the net aggregate reserve, represents incurred but not reported losses for which specific claims have not been received.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. It is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development may be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

ASSET MANAGEMENT

                                       Three Months Ended June 30,                    Six Months Ended June 30,
                                     ---------------------------------      %      --------------------------------      %
In millions of dollars                     1999            1998           Change         1999            1998          Change
---------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest
  expense                                  $357            $309             16           $711            $614            16
Total operating expenses                    218             196             11            441             388            14
                                     ---------------------------------             --------------------------------
Income before taxes                         139             113             23            270             226            19
Income taxes                                 55              44             25            106              88            20
                                     ---------------------------------             --------------------------------
Net income (1)                             $ 84            $ 69             22           $164            $138            19
-------------------------------------===============================================================================================
Assets under management
  (in billions of dollars) (2)             $347            $292             19           $347            $292            19
-------------------------------------===============================================================================================

(1)   The 1999 six month period excludes cumulative effect of accounting change.
(2) Includes $35 billion and $31 billion in the 1999 and 1998 second quarters, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

SSB Citi Asset Management Group (the "Group") is comprised of the substantial resources that are available through its three primary asset management business platforms: Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Asset Management. The Group offers institutional, high net worth, and retail clients a broad range of investment disciplines from investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

The Group's net income of $84 million in the second quarter was up $15 million, a 22% increase from the 1998 quarter, as revenue growth offset increased expenses from continued investments in the business' infrastructure and investment research. For the six months ended June 30, 1999, net income of $164 million was up $26 million, a 19% increase over 1998.

Assets under management rose 19% from the year-ago quarter to $347 billion, as growth continued across all product categories. Separately managed accounts grew 22% to $143 billion as institutional accounts grew $14 billion and private client accounts grew $12 billion. Strong growth in institutional client assets year-over-year was largely due to cross-selling efforts through the Global Corporate and Investment Bank, the July 1998 acquisition of JP Morgan's Australia asset management business, and assets raised through non-proprietary channels in Europe. Money fund and long-term mutual fund assets grew by 25% and 12%, respectively. Capitalizing on Japan's Big Bang, year-to-date the Group raised over $950 million in Japan through sales of its new CitiFunds mutual funds and the sale of Salomon Brothers mutual funds in non-proprietary channels. Mutual fund sales year-to-date through the Citibank Europe Consumer Bank totaled $1.5 billion, of which $700 million was from new initiatives including the new Citi Euroland Funds.

Revenues, net of interest expense, increased $48 million or 16% to $357 million in the quarter, and increased $97 million or 16% to $711 million year-to-date. These increases were predominantly in investment advisory fees and reflect the broad growth in assets under management.

Operating expenses increased $22 million or 11% to $218 million in the quarter, and increased $53 million or 14% to $441 million year-to-date. These increases reflect global business growth and efforts to build the Group's investment research and quantitative analysis capabilities.

CORPORATE/OTHER

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                         --------------------------------      %       -------------------------------      %
In millions of dollars                        1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      ($  1)          ($ 69)            99          ($ 67)         ($122)            45
Adjusted operating expenses (1)                196             124             58            361            265             36
Provision (benefit) for benefits,
  claims, and credit losses                     13              (1)            NM             20             (2)            NM
                                         --------------------------------              -------------------------------
Business loss before tax benefits             (210)           (192)             9           (448)          (385)            16
Income tax benefits                            (66)            (61)             8           (139)          (121)            15
                                         --------------------------------              -------------------------------
Business loss                                 (144)           (131)            10           (309)          (264)            17
Restructuring-related items, after-tax           8              --             NM             16             --             NM
                                         --------------------------------              -------------------------------
Net loss                                     ($152)          ($131)            16          ($325)         ($264)            23
-----------------------------------------===========================================================================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results and corporate staff and other corporate expenses. Net loss of $152 million and $325 million in the 1999 second quarter and six months increased $21 million and $61 million over the respective prior year periods, primarily reflecting increases in certain technology expenses, and other unallocated corporate costs, partially offset in the 1999 second quarter by lower corporate staff expenses, largely resulting from a 15% reduction in headcount.

INVESTMENT ACTIVITIES

                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                           -------------------------------       %      -------------------------------       %
In millions of dollars                           1999            1998         Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense          $270            $491          (45)           $423         $1,110           (62)
Total operating expenses                           16              13           23              30             24            25
Benefit for credit losses                          --              --           --              --            (10)           NM
                                           -------------------------------              -------------------------------
Income before taxes and minority interest         254             478          (47)            393          1,096           (64)
Income taxes                                       88             161          (45)            135            370           (64)
Minority interest, after-tax                        3               1          200               5              8           (38)
                                           -------------------------------              -------------------------------
Net income                                       $163            $316          (48)           $253         $  718           (65)
-------------------------------------------=========================================================================================

NM    Not meaningful
--------------------------------------------------------------------------------

Investment Activities comprises venture capital activities, realized investment gains (losses) related to certain corporate and insurance related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $163 million and $253 million for the 1999 second quarter and six months was down $153 million or 48% and $465 million or 65% from the 1998 periods.

Revenues, net of interest expense, of $270 million for the 1999 second quarter declined $221 million or 45% from the 1998 second quarter reflecting a $203 million decrease in realized gains from sales of investments to $101 million, partially offset by a $24 million increase in venture capital revenues to $195 million. For the six months ended June 30, 1999, revenues of $423 million decreased $687 million or 62% from the same period in 1998, reflecting a $516 million decrease in realized gains from sales of investments to $137 million coupled with a $102 million decrease in venture capital revenues to $333 million. The decreases in realized gains from sales of investments resulted from lower revenues from sales of Brazilian Brady Bonds.

Investment Activities results may fluctuate in the future due to market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 5.

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

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $950 million through 1999. This cost, which represents an increase of $50 million from previous estimates, is being funded from a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $830 million has been incurred-to-date, including approximately $170 million in the first six months of 1999, of which approximately $80 million was incurred in the second quarter.

Substantially all of the required modification and internal testing work has been completed, including modification of all critical systems, and Citigroup continues to make satisfactory progress towards full completion of its year 2000 program. The remainder of 1999 will be spent primarily to address completion of the remaining external testing, integration testing, and production assurance.

Citigroup's year 2000 program encompasses a range of other matters, including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed, and substantially all are considered compliant.

Citigroup is also addressing year 2000 issues that may exist with other significant third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citigroup to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citigroup is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

Citigroup is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside Citigroup's control. Contingency planning, and preparations for the management of the date change, will continue worldwide through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner the year 2000 problem could have a material adverse effect on the Company's results of operations in future periods.

An additional year 2000 issue for Travelers Property Casualty Corp. ("TAP") is the potential future impact of claims for insurance coverage from customers who suffer year 2000 business losses or claim coverage for their potential liability to third parties. TAP has taken certain initiatives to mitigate this potential risk, including addressing year 2000 issues, where applicable, in the underwriting of insurance policies. Losses for year 2000 insurance claims and litigation costs related to such claims are not reasonably estimable at this time.

The Company's expectations with respect to remediation of and claims from customers with respect to year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to global economic conditions, particularly in Latin America and Asia Pacific, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of principal transactions, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities, particularly in Emerging Markets; the effect on net income attributable to certain recent acquisitions; interest rates; results of various Investment Activities; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; customer responsiveness to both new products and distribution channels; the actual cost of year 2000-related remediation and claims, if any; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers and business acquisitions, as well as achieving its other cost-saving initiatives.

MANAGING GLOBAL RISK

The Market Risk Management Process

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities.

Citigroup's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. The risk management process is described in detail in the 1998 Annual Report and Form 10-K, as amended ("the 1998 Annual Report and Form 10-K"). As Citigroup's businesses become more closely integrated, it is expected that these management processes will also be more closely integrated.

Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk ("EAR") and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk ("VAR"), stress and scenario analysis, which are applied to the trading portfolios.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of June 30, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of June 30, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 27 to 1,991 basis points, over a four-week defeasance period.

The following table illustrates that, as of June 30, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pre-tax earnings of approximately $133 million in the next twelve months, and approximately $38 million for the total five-year period 1999-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pre-tax earnings of approximately $120 million in the next twelve months, and approximately $189 million for the five-year period 1999-2004.

Citicorp Earnings-at-Risk (impact on pre-tax earnings)

                                                                     Assuming a U.S.             Assuming a Non-U.S.
                                                                   Dollar Rate Move of         Dollar Rate Move of (1)
                                                             ------------------------------------------------------------
                                                                 Two Standard Deviations     Two Standard Deviations (2)
                                                             ------------------------------------------------------------
In millions of dollars at June 30, 1999                        Increase          Decrease    Increase          Decrease
-------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                       ($ 69)           $  74        ($ 24)            $ 24
  Four to six months                                              (31)              39          (31)              31
  Seven to twelve months                                          (33)              41          (65)              65
                                                             ------------------------------------------------------------
Total overnight to twelve months                                 (133)             154         (120)             120
-------------------------------------------------------------------------------------------------------------------------
  Year two                                                        (26)              25          (94)              95
  Year three                                                       12              (17)          (7)               7
  Year four                                                        45              (50)          15              (15)
  Year five                                                        91             (108)          10               (9)
  Effect of discounting                                           (27)              31            7               (7)
                                                             ------------------------------------------------------------
   Total                                                        ($ 38)           $  35        ($189)            $191
-------------------------------------------------------------============================================================

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, Korea won, and Mexico peso.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's risk profile in the one- to two-year time horizon is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates, and illustrates that Citicorp's pre-tax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pre-tax earnings)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                ------------------------------------------------------------------------------------
                                                  June 30,       Dec. 31,      June 30,     June 30,       Dec. 31,      June 30,
In millions of dollars                              1999           1998          1998         1999           1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                           ($133)         ($148)        ($173)       ($120)          ($93)         ($81)
Decrease                                             154            156           206          120             93            81
------------------------------------------------====================================================================================

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                               U.S. Dollar                             Non-U.S. Dollar
                                                ------------------------------------------------------------------------------------
                                                  June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                              1999          1998          1998          1999          1998          1998
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             $ 7           $10           $18         ($137)         ($94)         ($91)
Decrease                                              12            (3)           (6)          138            94            91
------------------------------------------------====================================================================================

During the first six months of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $133 million in the aggregate at each month end of 1999, compared with a range from $65 million to $173 million at each month end during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first six months of 1999 was primarily due to the reduction in the level of receive fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $98 million to $123 million in the aggregate at each month end during the first six months of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1999 six months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1998 Annual Report and Form 10-K. At June 30, 1999 there was no significant change to the risk profile as disclosed at year-end 1998.

Trading Portfolios

A tool for measuring the price risk of trading activities is Value-at-Risk, which estimates the potential pretax loss in market value that could occur over a one-day holding period at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the value of the trading position is exposed in each market (interest rates, foreign exchange rates, equity and commodity prices), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions.

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $17 million at June 30, 1999. Daily exposures at Citicorp averaged $19 million in the second quarter of 1999 and ranged from $14 million to $24 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $42 million at June 30, 1999. Quarterly exposures at Salomon Smith Barney averaged $44 million in the second quarter of 1999 and ranged from $38 million to $50 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of June 30, 1999 and December 31, 1998 along with the second quarter 1999 average.

                                                                Citicorp                            Salomon Smith Barney
                                                ------------------------------------------------------------------------------------
                                                                  1999                                      1999
                                                                 Second                                    Second
                                                  June 30,      Quarter       Dec. 31,      June 30,      Quarter        Dec. 31,
In millions of dollars                              1999        Average         1998          1999        Average        1998 (1)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                        $11           $15           $13           $38           $42           $60
Foreign exchange                                       9             9             7             7             5             2
Equity                                                 8             9             5             6             5             5
All other (primarily commodity)                        2             1             1            16            13            11
Covariance adjustment                                (13)          (15)          (11)          (25)          (21)          (18)
                                                ------------------------------------------------------------------------------------
Total                                                $17           $19           $15           $42           $44           $60
------------------------------------------------====================================================================================

(1) In 1999, Salomon Smith Barney began using one year of historical price data (i.e., volatilities and correlation factors) to calculate VAR, rather than the previously used six months, primarily for consistency with the capital guidelines issued by the Federal Reserve Board. The amounts in the table above provide the restated VAR.
--------------------------------------------------------------------------------

The table below provides the distribution of Value-at-Risk during the second quarter of 1999.

                                                                          Citicorp                     Salomon Smith Barney
                                                              ----------------------------------------------------------------------
In millions of dollars                                              High              Low              High              Low
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                       $25               $11              $48               $36
Foreign exchange                                                     14                 6                8                 3
Equity                                                               13                 8               14                 3
All other (primarily commodity)                                       6                 1               16                13
--------------------------------------------------------------======================================================================

In addition to Value-at-Risk, stress and scenario analysis are also applied to the trading portfolios.

Management of Cross-Border Risk at Citigroup

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the Windows on Risk process described in the 1998 Annual Report and Form 10-K.

Except as described below for cross-border resale agreements, the following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. In regulatory reports under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral. However, for purposes of the following table, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment.

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at June 30, 1999 and December 31, 1998 include:

                                                                                             June 30, 1999   December 31, 1998 (1)
------------------------------------------------------------------------------------------------------------------------------------
                        Cross-Border Claims on Third Parties
                  -----------------------------------------------
                                  SSB Cross-                       Investments
                                    Border                            In and
                   Trading and      Resale                          Funding of      Total                   Total Cross-
In billions of      Short-term    Agreements                          Local      Cross-Border    Commit-       Border       Commit-
 Dollars            Claims (2)        (3)      All Other   Total    Franchises   Outstandings   ments (4)   Outstandings   ments (4)
------------------------------------------------------------------------------------------------------------------------------------
United Kingdom         $4.7          $9.2        $2.7      $16.6        $ --        $16.6         $9.4         $10.4         $8.9
Germany                 8.5           6.2         0.3       15.0         1.0         16.0          1.3          16.6          1.4
Japan                   6.7           5.7         0.7       13.1          --         13.1          0.3          14.1          0.1
France                  5.8           3.8         0.2        9.8         0.1          9.9          1.5           8.2          1.1
Italy                   6.8           2.2         0.2        9.2         0.4          9.6          0.4           7.7          0.3
Mexico                  2.8            --         1.8        4.6         0.8          5.4          0.2           4.9          0.2
Brazil                  1.6            --         1.6        3.2         1.4          4.6           --           4.1          0.1
------------------==================================================================================================================

(1)   Reclassified to conform to the current quarter's presentation.
(2) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(3)   SSB refers to Salomon Smith Barney.
(4) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

Total cross-border outstandings for June 30, 1999 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, amount to $17.7 billion for Germany, $14.0 billion for Japan, $11.0 billion for Italy, $11.0 billion for France, $9.5 billion for the United Kingdom, $6.4 billion for Mexico, and $5.5 billion for Brazil.

Total cross-border outstandings for December 31, 1998 under FFIEC guidelines amounted to $17.4 billion for Germany, $12.9 billion for Japan, $8.7 billion for Italy, $8.7 billion for France, $7.9 billion for the United Kingdom, $5.9 billion for Mexico, and $4.5 billion for Brazil.

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

Citigroup, Citicorp, TAP, and The Travelers Insurance Company ("TIC") issue commercial paper directly to investors. Commercial Credit Company ("CCC"), which had previously issued commercial paper, became an indirect subsidiary of Citicorp on August 4, 1999 and, thereafter, ceased such issuance. Citigroup and Citicorp maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. TAP and TIC maintain unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

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

Citigroup Inc. ("Citigroup")

Currently, Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At June 30, 1999, all of the facility was allocated to Citigroup. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $28.7 billion at June 30, 1999. Citigroup also has $300 million in 364-day facilities which expire in July 2000. At June 30, 1999, there were no borrowings outstanding under either of these facilities.

Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board ("FRB"). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citigroup Ratios

                                                                                     June 30,         Mar. 31,          Dec. 31,
                                                                                       1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                         9.37%            8.86%             8.68%
Total capital (Tier 1 and Tier 2)                                                     12.12            11.56             11.43
Leverage (1)                                                                           6.38             6.24              6.03
Common stockholders' equity                                                            6.25             6.06              6.04
-------------------------------------------------------------------------------------===============================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted to $57.8 billion at June 30, 1999, representing 12.12% of net risk-adjusted assets. This compares to $56.5 billion and 11.56% at March 31, 1999 and $55.0 billion and 11.43% at December 31, 1998. Tier 1 capital of $44.7 billion at June 30, 1999 represented 9.37% of net risk-adjusted assets, compared to $43.3 billion and 8.86% at March 31, 1999 and $41.8 billion and 8.68% at December 31, 1998. Citigroup's leverage ratio was 6.38% at June 30, 1999 compared to 6.24% at March 31, 1999 and 6.03% at December 31, 1998.

Components of Capital Under Regulatory Guidelines

                                                                                    June 30,         Mar. 31,          Dec. 31,
In millions of dollars                                                                 1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                                         $43,122          $41,846           $40,395
Perpetual preferred stock                                                             2,113            2,113             2,313
Mandatorily redeemable securities of subsidiary trusts                                4,920            4,920             4,320
Minority interest (1)                                                                 1,540            1,580             1,602
Less: Net unrealized gains on securities available for sale (2)                      (1,257)          (1,554)           (1,359)
Intangible assets:
   Goodwill                                                                          (4,061)          (3,880)           (3,764)
   Other intangible assets                                                           (1,565)          (1,584)           (1,620)
50% investment in certain subsidiaries (3)                                             (115)            (113)             (110)
                                                                                ----------------------------------------------------
Total Tier 1 capital                                                                 44,697           43,328            41,777
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (4)                                                       5,976            6,120             6,024
Qualifying debt (5)                                                                   6,876            7,020             7,296
Unrealized marketable equity securities gains (2)                                       379              169                21
Less: 50% investment in certain subsidiaries (3)                                       (114)            (113)             (110)
                                                                                ----------------------------------------------------
Total Tier 2 capital                                                                 13,117           13,196            13,231
                                                                                ----------------------------------------------------
Total capital (Tier 1 and Tier 2)                                                   $57,814          $56,524           $55,008
--------------------------------------------------------------------------------====================================================
Net risk-adjusted assets (6)                                                       $477,197         $488,897          $481,208
--------------------------------------------------------------------------------====================================================

(1)   Primarily related to Travelers Property Casualty Corp.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $30.0 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 1999, compared to $32.8 billion as of March 31, 1999 and $37.3 billion as of December 31, 1998. Market risk-equivalent assets included in net risk-adjusted assets amounted to $46.9 billion at June 30, 1999, $52.2 billion at March 31, 1999, and $51.5 billion at December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $2.7 billion during the first six months of 1999 to $43.1 billion at June 30, 1999, representing 6.25% of assets, compared to $40.4 billion and 6.04% at year-end 1998. The net increase in common stockholders' equity during the six months of 1999 principally reflected net income of $4.8 billion and issuance of shares pursuant to employee benefit plans and other activity of $1.1 billion, partially offset by treasury stock acquired of $2.0 billion and dividends declared on common and preferred stock of $1.0 billion. The increase in the common stockholders' equity ratio during the six months of 1999 reflected the above items, partially offset by the increase in total assets.

During the first quarter of 1999, Citigroup redeemed its $200 million Series J perpetual preferred stock. Citigroup has announced that it will redeem its $62.5 million Series O perpetual preferred stock on August 15, 1999.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 1999 qualify as Tier 1 capital. The amount outstanding at June 30, 1999 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities. The increase in trust securities outstanding during the six months ended June 30, 1999 of $600 million represents parent-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 1999, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 69% and 66% of its total funding at June 30, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.26 billion during the six months to $23.8 billion at June 30, 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $20.0 billion, up from $19.6 billion at year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months included $5.4 billion of U.S. credit cards, $4.6 billion of U.S. consumer mortgages, and $0.2 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the six months, the scheduled amortization of certain credit card securitization transactions made available $3.3 billion of new receivables. In addition, $0.5 billion of credit card securitization transactions are scheduled to amortize during the rest of 1999.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.8 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.4 billion of the available $3.8 billion.

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

Citicorp Ratios

                                                                                     June 30,         Mar. 31,          Dec. 31,
                                                                                       1999             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                         8.63%            8.35%             8.44%
Total capital (Tier 1 and Tier 2)                                                     12.52            12.15             12.38
Leverage (1)                                                                           6.97             6.74              6.68
Common stockholder's equity                                                            6.76             6.58              6.57
------------------------------------------------------------------------------------================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 second quarter. Total capital (Tier 1 and Tier 2) amounted to $34.8 billion at June 30, 1999, representing 12.52% of net risk-adjusted assets. This compares with $33.8 billion and 12.15% at March 31, 1999 and $33.9 billion and 12.38% at December 31, 1998. Tier 1 capital of $24.0 billion at June 30, 1999 represented 8.63% of net risk-adjusted assets, compared with $23.2 billion and 8.35% at March 31, 1999 and $23.1 billion and 8.44% at December 31, 1998. Citicorp's Tier 1 capital ratio at June 30, 1999 exceeded Citicorp's target range of 8.00% to 8.30%.

Commercial Credit Company ("CCC")

Currently, CCC has committed and available five-year revolving credit facilities in the amount of $3.4 billion which expire in 2002. At June 30, 1999, there were no borrowings outstanding under these facilities. In connection with the August 4, 1999 reorganization of CCC as a subsidiary of Citicorp, Citicorp guaranteed various debt obligations of CCC, including those arising under these facilities.

Travelers Property Casualty Corp. ("TAP")

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1999, this requirement was exceeded by approximately $4.5 billion. At June 30, 1999, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP received $300 million of dividends from its insurance subsidiaries during the first six months of 1999.

Salomon Smith Barney Holdings Inc. ("Salomon Smith Barney")

Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1998 Annual Report and Form 10-K. Total assets were $218 billion at June 30, 1999, up slightly from $212 billion at year-end 1998. As discussed in the 1998 Annual Report and Form 10-K, it is not uncommon for asset levels to fluctuate from period to period.

Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 2000. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At June 30, 1999, this requirement was exceeded by approximately $3.6 billion. At June 30, 1999, there were no borrowings outstanding under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $18.1 billion at June 30, 1999 and $19.1 billion at December 31, 1998. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

The Travelers Insurance Company ("TIC")

At June 30, 1999, TIC had $27.0 billion of life and annuity product deposit funds and reserves. Of that total, $14.0 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.3 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion of liabilities are surrenderable without charge. More than 11% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $504 million of statutory surplus is available in 1999 for such dividends without Department approval of which $275 million was paid during the first six months of 1999.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------------------------------------------------
In millions, except per share amounts                                1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                    $  5,614          $  5,625         $ 11,502          $ 10,969
Other interest and dividends                                        5,449             6,010           10,863            11,797
Insurance premiums                                                  2,616             2,395            5,142             4,735
Commissions and fees                                                3,052             2,985            5,832             5,860
Principal transactions                                              1,272               878            3,042             2,243
Asset management and administration fees (1)                        1,003               553            1,958             1,051
Realized gains from sales of investments                              188               332              241               710
Other income                                                        1,242             1,183            2,377             2,033
                                                              ----------------------------------------------------------------------
Total revenues                                                     20,436            19,961           40,957            39,398
Interest expense                                                    6,056             6,996           12,507            13,637
                                                              ----------------------------------------------------------------------
Total revenues, net of interest expense                            14,380            12,965           28,450            25,761
                                                              ----------------------------------------------------------------------
Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                    2,151             2,047            4,199             4,041
Provision for credit losses                                           790               656            1,519             1,251
                                                              ----------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses            2,941             2,703            5,718             5,292
                                                              ----------------------------------------------------------------------
Operating expenses
Non-insurance compensation and benefits                             3,615             3,429            7,370             6,920
Insurance underwriting, acquisition, and operating                    802               811            1,627             1,623
Restructuring-related items                                            47              (324)             (83)             (324)
Other operating                                                     3,060             2,764            5,931             5,200
                                                              ----------------------------------------------------------------------
Total operating expenses                                            7,524             6,680           14,845            13,419
                                                              ----------------------------------------------------------------------
Income before income taxes, minority interest
  and cumulative effect of accounting changes                       3,915             3,582            7,887             7,050
Provision for income taxes                                          1,402             1,290            2,825             2,539
Minority interest, net of income taxes                                 65                52              125               110
                                                              ----------------------------------------------------------------------
Income before cumulative effect of accounting changes               2,448             2,240            4,937             4,401
Cumulative effect of accounting changes (2)                            --                --             (127)               --
                                                              ----------------------------------------------------------------------
Net income                                                       $  2,448          $  2,240         $  4,810          $  4,401
--------------------------------------------------------------======================================================================
Basic Earnings Per Share (3)
Income before cumulative effect of accounting changes               $0.72             $0.65            $1.46             $1.27
Cumulative effect of accounting changes (2)                            --                --            (0.04)               --
                                                              ----------------------------------------------------------------------
Net income                                                          $0.72             $0.65            $1.42             $1.27
                                                              ======================================================================
Weighted average common shares outstanding                        3,332.7           3,366.0          3,336.4           3,365.4
--------------------------------------------------------------======================================================================
Diluted Earnings Per Share (3)
Income before cumulative effect of accounting changes               $0.70             $0.63            $1.41             $1.23
Cumulative effect of accounting changes (2)                            --                --            (0.03)               --
                                                              ----------------------------------------------------------------------
Net income                                                          $0.70             $0.63            $1.38             $1.23
                                                              ======================================================================
Adjusted weighted average common shares outstanding               3,450.3           3,496.4          3,445.2           3,491.6
--------------------------------------------------------------======================================================================

(1) The 1999 second quarter and six months include asset management and administration fees for Citicorp subsidiaries, previously reflected in Commissions and fees.
(2) See Note 2 of Notes to Consolidated Financial Statements for a description of accounting changes.
(3) Earnings per share have been adjusted to reflect the three-for-two split in Citigroup's common stock, effective May 28, 1999. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                    June 30,
                                                                                                      1999           December 31,
In millions of dollars                                                                             (Unaudited)          1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash and other deposits)                            $ 14,688          $ 13,837
Deposits at interest with banks                                                                       11,864            11,643
Investments                                                                                          104,089           103,672
Federal funds sold and securities borrowed or purchased under agreements to resell                   105,029            94,831
Brokerage receivables                                                                                 23,319            21,413
Trading account assets                                                                               111,484           119,845
Loans, net
     Consumer                                                                                        134,359           132,255
     Commercial                                                                                       97,807            89,703
                                                                                                 -----------------------------------
Loans, net of unearned income                                                                        232,166           221,958
     Allowance for credit losses                                                                      (6,743)           (6,617)
                                                                                                 -----------------------------------
Total loans, net                                                                                     225,423           215,341
Reinsurance recoverables                                                                               9,605             9,492
Separate and variable accounts                                                                        19,407            15,820
Other assets                                                                                          64,692            62,747
                                                                                                 -----------------------------------
Total assets                                                                                        $689,600          $668,641
-------------------------------------------------------------------------------------------------===================================
Liabilities
     Non-interest-bearing deposits in U.S. offices                                                  $ 17,544          $ 17,058
     Interest-bearing deposits in U.S. offices                                                        44,737            44,169
     Non-interest-bearing deposits in offices outside the U.S.                                        13,028            10,856
     Interest-bearing deposits in offices outside the U.S.                                           169,081           156,566
                                                                                                 -----------------------------------
Total deposits                                                                                       244,390           228,649
Federal funds purchased and securities loaned or sold under agreements to repurchase                  93,661            81,025
Brokerage payables                                                                                    15,781            21,055
Trading account liabilities                                                                           88,289            94,584
Contractholder funds and separate and variable accounts                                               37,709            33,037
Insurance policy and claims reserves                                                                  44,076            43,990
Investment banking and brokerage borrowings                                                           12,708            14,040
Short-term borrowings                                                                                 14,303            16,112
Long-term debt                                                                                        49,030            48,671
Other liabilities                                                                                     39,358            40,310
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  --  Parent                             2,300             1,700
                                                                --  Subsidiary                         2,620             2,620
Redeemable preferred stock  --  Series I                                                                 140               140
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value       2,113             2,313
Common stock ($.01 par value; authorized shares: 6.0 billion),  Issued shares --
  3,603,018,359 at June 30, 1999 and 3,603,106,368 at December 31, 1998 (1)                               36                36
Additional paid-in capital (1)                                                                         9,237             8,893
Retained earnings                                                                                     39,822            35,971
Treasury stock, at cost: June 30, 1999 -- 226,304,850 shares and
  December 31, 1998 -- 216,143,199 shares (1)                                                         (6,081)          (4,789)
Accumulated other changes in equity from nonowner sources                                                633               781
Unearned compensation                                                                                   (525)             (497)
                                                                                                 -----------------------------------
Total stockholders' equity                                                                            45,235            42,708
                                                                                                 -----------------------------------
Total liabilities and stockholders' equity                                                          $689,600          $668,641
-------------------------------------------------------------------------------------------------===================================

(1) Reflects the three-for-two split in Citigroup's common stock, effective May 28, 1999. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                     Six Months Ended June 30,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of period                                                                        $  2,313          $  3,353
Redemption or retirement of preferred stock                                                             (200)             (628)
                                                                                                 -----------------------------------
Balance, end of period                                                                                 2,113             2,725
------------------------------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of period                                                                           8,929            12,496
Employee benefit plans                                                                                   372               397
Conversion of preferred stock to common stock                                                             --               153
Exercise of common stock warrants                                                                         --                75
Other                                                                                                    (28)               (7)
                                                                                                 -----------------------------------
Balance, end of period                                                                                 9,273            13,114
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of period                                                                          35,971            32,002
Net income                                                                                             4,810             4,401
Common dividends (1)                                                                                    (881)             (836)
Preferred dividends                                                                                      (78)             (120)
                                                                                                 -----------------------------------
Balance, end of period                                                                                39,822            35,447
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of period                                                                          (4,789)           (6,595)
Issuance of shares pursuant to employee benefit plans and other                                          750               221
Treasury stock acquired                                                                               (2,042)           (1,321)
                                                                                                 -----------------------------------
Balance, end of period                                                                                (6,081)           (7,695)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of period                                                                             781             1,057
Net change in unrealized gains and losses on investment securities, net of tax                          (102)             (110)
Foreign currency translations adjustment, net of tax                                                     (46)              (54)
                                                                                                 -----------------------------------
Balance, end of period                                                                                   633               893
------------------------------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of period                                                                            (497)             (462)
Issuance of restricted stock, net of amortization                                                        (28)             (111)
                                                                                                 -----------------------------------
Balance, end of period                                                                                  (525)             (573)
------------------------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity (shares outstanding: 3,376,713,509 in 1999
  and 3,420,708,210 in 1998) (2)                                                                      43,122            41,186
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          $ 45,235          $ 43,911
-------------------------------------------------------------------------------------------------===================================
Summary of changes in equity from nonowner sources
Net income                                                                                          $  4,810          $  4,401
Other changes in equity from nonowner sources, net of tax                                               (148)             (164)
                                                                                                 -----------------------------------
Total changes in equity from nonowner sources                                                       $  4,662          $  4,237
-------------------------------------------------------------------------------------------------===================================

(1) Common dividends declared were 12 cents per share in the first quarter of 1999, 14 cents per share in the 1999 second quarter and 8.3 cents per share in both the first and second quarters of 1998 (adjusted to reflect the three-for-two split in Citigroup's common stock, effective May 28,
      1999). See Note 1 of Notes to Consolidated Financial Statements.
(2)   Shares outstanding reflect the split in Citigroup's common stock.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                     Six Months Ended June 30,
                                                                                                 -----------------------------------
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                         $  4,810          $  4,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                  798               743
     Additions to deferred policy acquisition costs                                                    (957)             (874)
     Depreciation and amortization                                                                      823               707
     Provision for credit losses                                                                      1,519             1,251
     Change in trading account assets                                                                 8,361             4,201
     Change in trading account liabilities                                                           (6,295)           (2,683)
     Change in federal funds sold and securities borrowed or purchased under agreements to
         resell                                                                                     (10,198)          (23,726)
     Change in federal funds purchased and securities loaned or sold under agreements to
         repurchase                                                                                  12,636             3,568
     Change in brokerage receivables net of brokerage payables                                       (7,180)            7,183
     Change in insurance policy and claims reserves                                                      86               (38)
     Net gain on sale of securities                                                                    (241)             (710)
     Venture capital activity                                                                          (112)             (518)
     Restructuring-related items                                                                        (83)             (324)
     Cumulative effect of accounting changes, net of tax                                                127                 -
     Other, net                                                                                       2,947             1,789
                                                                                                 -----------------------------------
Total adjustments                                                                                     2,231            (9,431)
                                                                                                 -----------------------------------
Net cash provided by (used in) operating activities                                                   7,041            (5,030)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                              (221)             (964)
Change in loans                                                                                     (66,087)          (92,641)
Proceeds from sales of loans                                                                         54,736            89,919
Purchases of investments                                                                            (45,847)          (43,624)
Proceeds from sales of investments                                                                   26,952            19,905
Proceeds from maturities of investments                                                              15,981            18,724
Other investments, primarily short-term, net                                                           (885)           (1,270)
Capital expenditures on premises and equipment                                                         (755)             (833)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
  estate owned                                                                                          336               329
Business acquisitions                                                                                (2,150)           (3,655)
                                                                                                 -----------------------------------
Net cash used in investing activities                                                               (17,940)          (14,110)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                         (959)             (960)
Issuance of common stock                                                                                521               192
Issuance of mandatorily redeemable securities of subsidiary trusts                                      600               825
Redemption of preferred stock                                                                          (200)             (628)
Treasury stock acquired                                                                              (2,042)           (1,310)
Stock tendered for payment of withholding taxes                                                        (305)             (402)
Issuance of long-term debt                                                                            5,222             5,793
Payments and redemptions of long-term debt                                                           (4,733)           (3,565)
Change in deposits                                                                                   15,741            16,861
Change in short-term borrowings and investment banking and brokerage borrowings                      (2,889)            3,543
Contractholder fund deposits                                                                          3,772             2,481
Contractholder fund withdrawals                                                                      (2,687)           (1,788)
                                                                                                 -----------------------------------
Net cash provided by financing activities                                                            12,041            21,042
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                           (291)             (162)
------------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                     851             1,740
Cash and cash equivalents at beginning of period                                                     13,837            12,618
                                                                                                 -----------------------------------
Cash and cash equivalents at end of period                                                         $ 14,688          $ 14,358
-------------------------------------------------------------------------------------------------===================================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                                       $  1,677          $  1,455
Cash paid during the period for interest                                                             12,027            12,836
Non-cash investing activities
Transfers from loans to other real estate owned                                                         $80              $121
-------------------------------------------------------------------------------------------------===================================

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited and include the accounts of Citigroup Inc. ("Citigroup") and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report and Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The Board of Directors on April 19, 1999 declared a three-for-two split in Citigroup's common stock, which was paid in the form of a 50% stock dividend on May 28, 1999. Prior year information has been restated to reflect the stock split.

2. Accounting Changes

Insurance-related assessments. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of initial adoption resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $135 million after-tax and minority interest.

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

Derivatives and hedge accounting. In June 1999, the Financial Accounting Standards Board ("FASB") deferred the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. As a result, SFAS No. 133 will become effective on January 1, 2001 for calendar year companies such as the Company.

3. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                                                             Income (Loss)
                                                                                           Before Cumulative
                                                                                               Effect of
                                                 Total Revenues, Net     Provision for        Accounting
                                                 of Interest Expense      Income Taxes        Changes (1)       Identifiable Assets
                                                ------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30,
In millions of dollars, except identifiable     --------------------------------------------------------------- June 30,   Dec. 31,
assets in billions                                 1999     1998 (2)    1999     1998 (2)    1999     1998 (2)    1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                              $ 6,832    $ 6,004    $  637     $  469    $1,092     $  792     $244       $237
Global Corporate and Investment Bank (3)           6,922      6,230       693        677     1,261      1,194      427        416
Asset Management                                     357        309        55         44        84         69        2          2
Investment Activities                                270        491        88        161       163        316        9          8
Corporate/Other                                       (1)       (69)      (71)       (61)     (152)      (131)       8          6
                                                ------------------------------------------------------------------------------------
Total                                            $14,380    $12,965    $1,402     $1,290    $2,448     $2,240     $690       $669
------------------------------------------------====================================================================================

                                                                                                                    Income (Loss)
                                                                                                                 Before Cumulative
                                                                                                                     Effect of
                                                                     Total Revenues, Net     Provision for           Accounting
                                                                     of Interest Expense      Income Taxes           Changes (1)
                                                                     ---------------------------------------------------------------
                                                                                       Six Months Ended June 30,
                                                                     ---------------------------------------------------------------
In millions of dollars                                                  1999    1998 (2)     1999    1998 (2)     1999    1998 (2)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                                                   $13,361    $11,446    $1,222     $  937    $2,105     $1,581
Global Corporate and Investment Bank (3)                               14,022     12,713     1,509      1,265     2,740      2,228
Asset Management                                                          711        614       106         88       164        138
Investment Activities                                                     423      1,110       135        370       253        718
Corporate/Other                                                           (67)      (122)     (147)      (121)     (325)      (264)
                                                                     ---------------------------------------------------------------
Total                                                                 $28,450    $25,761    $2,825     $2,539    $4,937     $4,401
---------------------------------------------------------------------===============================================================

(1) For the 1999 second quarter and six month periods, results reflect after-tax restructuring-related items of $18 million and $56 million in Global Consumer; $3 million and ($117) million in Global Corporate and Investment Bank; and $8 million and $16 million in Corporate/Other, respectively. For the 1998 second quarter and six month periods, Global Corporate and Investment Bank results reflect an after-tax restructuring credit of ($191) million.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(3) Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $1.95 billion and $1.76 billion, and in the Global Corporate and Investment Bank results of $983 million and $948 million for the second quarter of 1999 and 1998, respectively. Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $3.74 billion and $3.35 billion, and in the Global Corporate and Investment Bank results of $1.96 billion and $1.95 billion for the six months of 1999 and 1998, respectively.
--------------------------------------------------------------------------------

4. Investments

                                                                                                    June 30,        December 31,
In millions of dollars                                                                                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value                                        $ 90,395          $ 90,414
Equity securities, at fair value                                                                       4,984             4,203
Venture capital, at fair value (1)                                                                     3,409             3,297
Short-term and other                                                                                   5,301             5,758
                                                                                                 -----------------------------------
                                                                                                    $104,089          $103,672
-------------------------------------------------------------------------------------------------===================================

(1) For the six months ended June 30, 1999, net gains on investments held by venture capital subsidiaries totaled $333 million, of which $342 million and $265 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 1998, net gains on investments held by venture capital subsidiaries totaled $435 million, of which $518 million and $148 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 1999 and December 31, 1998 were as follows:

                                                                     June 30, 1999                        December 31, 1998 (1)
                                                ------------------------------------------------------------------------------------
                                                                  Gross         Gross
                                                 Amortized     Unrealized    Unrealized       Fair       Amortized       Fair
In millions of dollars                              Cost          Gains        Losses        Value         Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities          $    26        $    5        $   --       $    31       $    30       $    36
                                                ------------------------------------------------------------------------------------
Fixed maturity securities available for sale
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies            $13,731        $  131        $  266       $13,596       $12,646       $12,982
U.S. Treasury and Federal agency                    5,759           124            66         5,817         5,250         5,701
State and municipal                                13,849           387           223        14,013        13,714        14,286
Foreign government                                 24,195           398           407        24,186        26,444        26,268
U.S. corporate                                     24,992           361           349        25,004        23,424        24,335
Other debt securities                               7,743           125           115         7,753         6,642         6,812
                                                ------------------------------------------------------------------------------------
                                                  $90,269        $1,526        $1,426       $90,369       $88,120       $90,384
                                                ------------------------------------------------------------------------------------
Equity securities (2)                             $ 4,638        $  486        $  140       $ 4,984       $ 4,060       $ 4,203
------------------------------------------------====================================================================================
Fixed maturity securities available for sale include:
     Government of Brazil Brady Bonds             $   658        $  158        $   --       $   816       $   660       $   686
     Government of Venezuela Brady Bonds              450            --           104           346           478           304
------------------------------------------------====================================================================================

(1) At December 31, 1998, gross unrealized gains and losses on fixed maturities and equity securities totaled $3.805 billion and $1.392 billion, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

5. Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

                                                                                                    June 30,          December 31,
In millions of dollars                                                                                1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                                                         $ 29,232           $ 24,729
State and municipal securities                                                                         2,709              3,165
Foreign government securities                                                                         15,458             21,240
Corporate and other debt securities                                                                   12,735             12,595
Derivative and other contractual commitments (1)                                                      27,702             37,431
Equity securities                                                                                     10,227              7,291
Mortgage loans and collateralized mortgage securities                                                  6,181              6,082
Commodities                                                                                              139                245
Other                                                                                                  7,101              7,067
                                                                                                 -----------------------------------
                                                                                                    $111,484           $119,845
-------------------------------------------------------------------------------------------------===================================
Trading Account Liabilities
Securities sold, not yet purchased                                                                  $ 57,155           $ 53,228
Derivative and other contractual commitments (1)                                                      31,134             41,356
                                                                                                 -----------------------------------
                                                                                                    $ 88,289           $ 94,584
-------------------------------------------------------------------------------------------------===================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6. Debt

Investment banking and brokerage borrowings consisted of the following:

                                                                                                     June 30,        December 31,
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Bank borrowings                                                                                      $   301           $   556
Commercial paper                                                                                      11,572            10,493
Other                                                                                                    835             2,991
                                                                                                 -----------------------------------
                                                                                                     $12,708           $14,040
-------------------------------------------------------------------------------------------------===================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                                                                    June 30,        December 31,
In millions of dollars                                                                                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial paper
   Citigroup Inc.                                                                                    $   520           $   991
   Commercial Credit Company                                                                           3,751             2,908
   Citicorp                                                                                               57               132
                                                                                                 -----------------------------------
                                                                                                       4,328             4,031
Other short-term borrowings                                                                            9,975            12,081
                                                                                                 -----------------------------------
                                                                                                     $14,303           $16,112
-------------------------------------------------------------------------------------------------===================================

Long-term debt, including its current portion, consisted of the following:

                                                                                                     June 30,        December 31,
In millions of dollars                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Citigroup Inc.                                                                                       $ 3,843           $ 2,422
Citicorp                                                                                              19,762            19,624
Salomon Smith Barney Holdings Inc.                                                                    18,097            19,092
Commercial Credit Company                                                                              6,050             6,250
Travelers Property Casualty Corp.                                                                      1,250             1,250
The Travelers Insurance Group Inc.                                                                        28                33
                                                                                                 -----------------------------------
                                                                                                     $49,030           $48,671
-------------------------------------------------------------------------------------------------===================================

7. Restructuring-Related Items

In December 1998, Citigroup recorded a restructuring charge of $1.122 billion ($703 million after-tax), reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that are available for immediate disposal. Also recorded in the 1998 fourth quarter were $65 million of merger-related costs which included the direct and incremental costs of administratively closing the Citicorp merger.

In addition, the implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. In accordance with recent SEC guidelines, the remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) will be recognized in subsequent periods, $47 million and $128 million of which were recorded in the 1999 second quarter and six months, respectively. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citigroup recorded restructuring charges of $1.718 billion, consisting of an $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and an $838 million charge related to the Salomon merger.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Reserves Activity

                                                                                      1998             1997
                                                                                 Restructuring     Restructuring
In millions of dollars                                                              Reserve           Reserve            Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                $1,122           $1,718            $2,840
Utilization (1)                                                                        (419)            (982)           (1,401)
Changes in 1997 Estimates                                                                --             (603)             (603)
                                                                                ----------------------------------------------------
Balance at June 30, 1999                                                             $  703           $  133            $  836
--------------------------------------------------------------------------------====================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $35 million of non-cash charges for equipment and premises write-downs as well as $352 million of severance and other exit costs, occurring primarily in the first half of 1999 (of which $205 million related to employee severance and $57 million related to leasehold and other exit costs have been paid in cash and $90 million is legally obligated), together with translation effects. Utilization, including translation effects, in the second quarter of 1999 was $154 million. Through June 30, 1999, approximately 3,500 gross staff positions have been eliminated under these programs, including 1,100 in the 1999 second quarter.

The 1997 restructuring reserve utilization includes $314 million of non-cash charges for equipment and premises write-downs as well as $660 million of severance and other exit costs (of which $449 million related to employee severance and $168 million related to leasehold and other exit costs have been paid in cash and $43 million is legally obligated), together with translation effects. Utilization, including translation effects, in the second quarter and six months of 1999 was $37 million and $170 million, respectively. Through June 30, 1999, approximately 7,000 gross staff positions have been eliminated under these programs, including 300 in the 1999 second quarter.

Changes in 1997 estimates are attributable to facts and circumstances arising subsequent to the original restructuring charge. In the 1999 first quarter and the second and fourth quarters of 1998, $211 million, $324 million, and $30 million, respectively, of the 1997 Salomon Smith Barney reserve was released, primarily related to the Seven World Trade Center lease. Additionally, in the 1998 fourth quarter $38 million of the 1997 Citicorp reserve was released. The 1999 first quarter release resulted from a reassessment of space needed due to the Citicorp merger. The reassessment indicated the need for increased occupancy and the utilization of space previously considered excessive. The 1998 SSB releases resulted from negotiations on a sublease on the Seven World Trade Center location which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Changes in prior estimates are also attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected, may be found in the 1998 Annual Report and Form 10-K.

8. Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 1999 and 1998. Shares have been adjusted to give effect to the three-for-two split in Citigroup's common stock as discussed in Note 1 of Notes to Consolidated Financial Statements.

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                               1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes              $2,448            $2,240           $4,937            $4,401
Cumulative effect of accounting changes                                --                --             (127)               --
Preferred dividends                                                   (38)              (58)             (78)             (121)
                                                              ----------------------------------------------------------------------
Income available to common stockholders' for basic EPS              2,410             2,182            4,732             4,280
Effect of dilutive securities                                           3                 6                6                12
                                                              ----------------------------------------------------------------------
Income available to common stockholders' for diluted EPS           $2,413            $2,188           $4,738            $4,292
--------------------------------------------------------------======================================================================
Weighted average common shares
  outstanding applicable to basic EPS                             3,332.7           3,366.0          3,336.4           3,365.4
Effect of dilutive securities:
   Convertible securities                                            10.2              19.8             10.3              19.8
   Options                                                           80.7              72.8             73.3              70.5
   Warrants                                                            --               5.1               --               5.0
   Restricted stock                                                  26.7              32.7             25.2              30.9
                                                              ----------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                           3,450.3           3,496.4          3,445.2           3,491.6
--------------------------------------------------------------======================================================================
Basic earnings per share
Income before cumulative effect of accounting changes              $ 0.72            $ 0.65           $ 1.46            $ 1.27
Cumulative effect of accounting changes                                --                --            (0.04)               --
                                                              ----------------------------------------------------------------------
Net income                                                         $ 0.72            $ 0.65           $ 1.42            $ 1.27
--------------------------------------------------------------======================================================================
Diluted earnings per share
Income before cumulative effect of accounting changes              $ 0.70            $ 0.63           $ 1.41            $ 1.23
Cumulative effect of accounting changes                                --                --            (0.03)                -
                                                              ----------------------------------------------------------------------
Net income                                                         $ 0.70            $ 0.63           $ 1.38            $ 1.23
--------------------------------------------------------------======================================================================

9. Trading Securities, Commodities, Derivatives and Related Risks

Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at June 30, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Annual Report and Form 10-K.

                                                                           Notional                        Balance Sheet
                                                                      Principal Amounts                Credit Exposure (1)(2)
                                                              ----------------------------------------------------------------------
                                                                  June 30,          Dec. 31,         June 30,          Dec. 31,
In billions of dollars                                              1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products                                            $5,359.3          $5,552.5           $11.8             $18.0
Foreign exchange products                                          1,844.2           2,222.1             8.5              11.8
Equity products                                                      139.1             163.5             5.8               6.8
Commodity products                                                    26.5              20.0             1.5               0.6
Credit derivative products                                            35.7              28.7             0.1               0.2
                                                                                                 -----------------------------------
                                                                                                       $27.7             $37.4
--------------------------------------------------------------======================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) The balance sheet credit exposure reflects $69.5 billion and $90.0 billion of master netting agreements in effect at June 30, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion and $2.7 billion at June 30, 1999 and December 31, 1998, respectively.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter of 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                       Notional Principal
                                                             Amounts             Percentage of June 30, 1999 Amount Maturing
                                                       -----------------------------------------------------------------------------
                                                       June 30,   Dec. 31,  Within     1 to      2 to     3 to     4 to     After
In billions of dollars                                   1999       1998    1 Year   2 Years   3 Years  4 Years  5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                                       $ 23.0     $ 28.6     65%       24%        7%       3%       1%        --%
Forward contracts                                          7.5        6.5    100        --        --       --       --         --
Swap agreements                                          120.1      113.7     34        14        10       10       10         22
Option contracts                                           8.7        9.9     65         1        13       --        3         18
Foreign exchange products
Futures and forward contracts                             58.3       68.2     95         4         1       --       --         --
Cross-currency swaps                                       7.0        4.8     18        12        19       19       17         15
--------------------------------------------------------============================================================================

End-User Interest Rate Swaps and Net Purchased Options as of June 30, 1999

                                                                                      Remaining Contracts Outstanding --
                                                                                          Notional Principal Amounts
                                                                          ----------------------------------------------------------
In billions of dollars                                                      1999      2000      2001     2002      2003      2004
------------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                                         $78.1     $63.6     $52.9    $42.7     $32.3     $20.9
Weighted-average fixed rate                                                   6.4%      6.4%      6.4%     6.4%      6.4%      6.7%
Pay fixed swaps                                                              21.2      12.9       9.6      7.5       5.9       4.9
Weighted-average fixed rate                                                   5.9%      6.1%      6.1%     6.2%      6.4%      6.5%
Basis swaps                                                                  20.8       3.1       0.6      0.5       0.5       0.5
Purchased caps (including collars)                                            2.5        --        --       --        --        --
Weighted-average cap rate purchased                                           6.8%       --%       --%      --%       --%       --%
Purchased floors                                                              3.5       0.7       0.7      0.1       0.1       0.1
Weighted-average floor rate purchased                                         5.8%      6.0%      6.0%     5.8%      5.8%      5.8%
Written floors related to purchased caps (collars)                            0.2        --        --       --        --        --
Weighted-average floor rate written                                           8.2%       --%       --%      --%       --%       --%
Written caps related to other purchased caps (1)                              2.5       2.4       2.3      1.8       1.8       1.5
Weighted-average cap rate written                                             9.8%      9.8%      9.8%    10.6%     10.6%     10.7%
------------------------------------------------------------------------------------------------------------------------------------
Three-month forward LIBOR rates (2)                                           5.4%      6.0%      6.4%     6.6%      6.7%      6.8%
--------------------------------------------------------------------------==========================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of June 30, 1999, provided for reference.
--------------------------------------------------------------------------------

10. Contingencies

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

Cash-Basis, Renegotiated, and Past Due Loans (1)

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (2)                      $  214           $  394            $  193
Other                                                                                 1,341            1,201             1,100
                                                                                ----------------------------------------------------
Total                                                                                $1,555           $1,595            $1,293
--------------------------------------------------------------------------------====================================================
Commercial cash-basis loans
In U.S. offices                                                                      $  265           $  463            $  216
In offices outside the U.S.                                                           1,290            1,132             1,077
                                                                                ----------------------------------------------------
Total                                                                                $1,555           $1,595            $1,293
--------------------------------------------------------------------------------====================================================
Commercial renegotiated loans (in offices outside the U.S.)                             $50              $45               $45
--------------------------------------------------------------------------------====================================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices (3)                                                                  $  732           $  825            $  855
In offices outside the U.S.                                                           1,527            1,458             1,176
                                                                                ----------------------------------------------------
Total                                                                                $2,259           $2,283            $2,031
--------------------------------------------------------------------------------====================================================
Accruing loans 90 or more days delinquent (4)
In U.S. offices (3)                                                                  $  598           $  592            $  593
In offices outside the U.S.                                                             472              532               470
                                                                                ----------------------------------------------------
Total                                                                                $1,070           $1,124            $1,063
--------------------------------------------------------------------------------====================================================

(1) For a discussion of risks in the consumer loan portfolio, see pages 4-17, and of commercial cash-basis loans, see pages 20-21.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes $12 million, $10 million, and $10 million of consumer loans on which accrual of interest had been suspended and $26 million, $30 million, and $32 million of accruing loans 90 or more days delinquent related to loans held for sale at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.
(4) Substantially all consumer loans, of which $284 million, $267 million, and $247 million are government-guaranteed student loans at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.
--------------------------------------------------------------------------------

Other Real Estate Owned and Assets Pending Disposition

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 1999             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                                           $213             $254              $199
Commercial (1)                                                                          634              496               539
                                                                                ----------------------------------------------------
Total                                                                                  $847             $750              $738
------------------------------------------------------------------------------------------------------------------------------------
Assets pending disposition (2)                                                          $89             $100              $104
--------------------------------------------------------------------------------====================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

Details of Credit Loss Experience

                                                  2nd Qtr.         1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
In millions of dollars                              1999             1999              1998             1998              1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of  period                         $6,662           $6,617            $6,604           $6,529            $6,159
                                             ---------------------------------------------------------------------------------------
Provision for credit losses                          790              729               674              826               656
Gross credit losses
Consumer
In U.S. offices                                      440              391               421              424               470
In offices outside the U.S.                          332              304               294              262               246
Commercial
In U.S. offices                                        2                1                10               56                 1
In offices outside the U.S.                          132              130               128              216                81
                                             ---------------------------------------------------------------------------------------
                                                     906              826               853              958               798
                                             ---------------------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                       70               55                50               60                66
In offices outside the U.S.                           70               63                79               69                61
Commercial
In U.S. offices                                        3                2                17               26                50
In offices outside the U.S.                           21               18                30               14                 4
                                             ---------------------------------------------------------------------------------------
                                                     164              138               176              169               181
                                             ---------------------------------------------------------------------------------------
Net credit losses
In U.S. offices                                      369              335               364              394               355
In offices outside the U.S.                          373              353               313              395               262
                                             ---------------------------------------------------------------------------------------
                                                     742              688               677              789               617
                                             ---------------------------------------------------------------------------------------
Other  --  net (1)                                    33                4                16               38               331
                                             ---------------------------------------------------------------------------------------
Allowance for credit losses at end of period      $6,743           $6,662            $6,617           $6,604            $6,529
---------------------------------------------=======================================================================================
Net consumer credit losses                        $  632           $  577            $  586           $  557            $  589
As a percentage of average consumer loans           1.89%            1.78%             1.80%            1.80%             1.93%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                      $  110           $  111            $   91           $  232            $   28
As a percentage of average commercial loans         0.48%            0.46%             0.39%            1.07%             0.13%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions. In the second quarter of 1998, reflects the addition of a $320 million allowance for credit losses related to the acquisition of the Universal Card portfolio.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      Information concerning all matters voted on by stockholders at Citigroup's Annual Meeting of Stockholders held on April 20, 1999 is incorporated herein by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      See Exhibit Index.

      (b) Reports on Form 8-K.

On April 20, 1999, the Company filed a Current Report on Form 8-K, dated April 19, 1999, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1999, and certain other selected financial data.

On May 10, 1999, the Company filed a Current Report on Form 8-K, dated May 6, 1999, filing an exhibit under Item 7 thereof relating to the offer and sale of the Company's Medium Term Notes, Series A, due nine months or more from date of issue.

No other reports on Form 8-K were filed during the second quarter of 1999; however, on July 20, 1999, the Company filed a Current Report on Form 8-K, dated July 19, 1999, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1999, and certain other selected financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August, 1999.

                                                CITIGROUP INC.
                                                (Registrant)


                                            By  /s/ Heidi G. Miller
                                                -------------------------------
                                                    Heidi G. Miller
                                                    Chief Financial Officer
                                                    Principal Financial Officer


By /s/ Irwin R. Ettinger                    By  /s/ Roger W. Trupin
   ---------------------------------            -------------------------------
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


50