Form 10-Q
period 1999-09-30
CITIGROUP INC
filed 1999-11-12
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         Common stock outstanding as of October 31, 1999: 3,371,666,163

                  Now available on the Web at www.citigroup.com

                                 Citigroup Inc.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

        Consolidated Statement of Income (Unaudited) -
          Three and Nine Months Ended September 30, 1999 and 1998            35

        Consolidated Statement of Financial Position -
          September 30, 1999 (Unaudited) and December 31, 1998               36

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Nine Months Ended September 30, 1999 and 1998        37

        Consolidated Statement of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 1999 and 1998                      38

        Notes to Consolidated Financial Statements (Unaudited)               39

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         1-34


Item 3. Quantitative and Qualitative Disclosures About Market Risk        27-29
                                                                          43-44

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     47

Signatures                                                                   48

Exhibit Index                                                                49

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Business Focus

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------------------------------------------
In millions of dollars                                 1999             1998 (1)            1999             1998 (1)
------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                           $   111          $    25             $   292          $    89
Mortgage Banking                                         61               57                 174              157
Cards                                                   297              223                 847              515
CitiFinancial                                           135               62                 284              159
                                                    --------------------------------------------------------------------
     Total Banking/Lending                              604              367               1,597              920
                                                    --------------------------------------------------------------------
Travelers Life and Annuity                              168              123                 488              369
Primerica Financial Services                            114               99                 337              297
Personal Lines                                           23               68                 185              231
                                                    --------------------------------------------------------------------
     Total Insurance                                    305              290               1,010              897
                                                    --------------------------------------------------------------------
     Total North America                                909              657               2,607            1,817
                                                    --------------------------------------------------------------------
Europe, Middle East and Africa                           98               64                 237              166
Asia Pacific                                            117              100                 325              267
Latin America                                            55               42                 145              122
                                                    --------------------------------------------------------------------
     Total International                                270              206                 707              555
                                                    --------------------------------------------------------------------
e-Citi                                                  (51)             (33)               (130)             (99)
Other                                                   (13)             (24)                (62)             (34)
                                                    --------------------------------------------------------------------
Total Global Consumer                                 1,115              806               3,122            2,239
                                                    --------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                                    432             (396)              1,690              395
Emerging Markets                                        308                7                 925              511
Global Relationship Banking                             153               (9)                510              388
Commercial Lines Insurance                              255              177                 645              522
                                                    --------------------------------------------------------------------
Total Global Corporate and Investment Bank            1,148             (221)              3,770            1,816
                                                    --------------------------------------------------------------------
Global Investment Management
  and Private Banking
SSB Citi Asset Management Group                          82               67                 246              204
Global Private Bank                                      73               66                 203              189
                                                    --------------------------------------------------------------------
Total Global Investment Management
  and Private Banking                                   155              133                 449              393
                                                    --------------------------------------------------------------------
Corporate/Other                                        (162)             (89)               (446)            (327)
                                                    --------------------------------------------------------------------
Business income                                       2,256              629               6,895            4,121
Investment Activities                                   194              100                 447              818
                                                    --------------------------------------------------------------------
Core income                                           2,450              729               7,342            4,939
Restructuring-related items, after-tax (2)              (15)              --                  30              191
Cumulative effect of accounting changes (3)              --               --                (127)              --
                                                    --------------------------------------------------------------------
Net income                                          $ 2,435          $   729             $ 7,245          $ 5,130
------------------------------------------------------------------------------------------------------------------------

(1) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(2) The restructuring-related items are associated with the 1997 and 1998 restructuring initiatives, and in the third quarter of 1999 include $31 million of severance, $25 million of accelerated depreciation, and a $41 million credit for the reversal of prior charges; and in the 1999 nine month period, includes $31 million of severance, $105 million of accelerated depreciation, and a $166 million credit for the reversal of prior charges. The 1998 nine month period includes a $191 million credit for the reversal of prior charges. See Note 7 of Notes to Consolidated Financial Statements.
(3) Accounting changes include the 1999 first quarter adoption of Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
      Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 2 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Income Analysis

The income analysis reconciles amounts shown in the Consolidated Statement of Income to the basis employed by management for assessing financial results.

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                             -----------------------------------------------------------------
In millions of dollars                                            1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                       $ 14,021          $ 10,421         $ 42,471          $ 36,182
Effect of credit card securitization activity                      552               576            1,710             1,619
                                                             -----------------------------------------------------------------
Adjusted revenues, net of interest expense                      14,573            10,997           44,181            37,801
                                                             -----------------------------------------------------------------
Total operating expenses                                         7,261             6,339           22,106            19,758
Restructuring-related items                                        (22)               --               61               324
                                                             -----------------------------------------------------------------
Adjusted operating expenses                                      7,239             6,339           22,167            20,082
                                                             -----------------------------------------------------------------
Provisions for benefits, claims, and credit losses               2,890             2,925            8,608             8,217
Effect of credit card securitization activity                      552               576            1,710             1,619
                                                             -----------------------------------------------------------------
Adjusted provisions for benefits, claims, and credit losses      3,442             3,501           10,318             9,836
                                                             -----------------------------------------------------------------
Core income before income taxes and minority interest            3,892             1,157           11,696             7,883
Taxes on core income                                             1,386               375            4,173             2,781
Minority interest, net of income taxes                              56                53              181               163
                                                             -----------------------------------------------------------------
Core income                                                      2,450               729            7,342             4,939
Restructuring-related items, after-tax                             (15)               --               30               191
                                                             -----------------------------------------------------------------
Income before cumulative effect of accounting changes            2,435               729            7,372             5,130
Cumulative effect of accounting changes                             --                --             (127)               --
                                                             -----------------------------------------------------------------
Net income                                                    $  2,435          $    729         $  7,245          $  5,130
------------------------------------------------------------------------------------------------------------------------------

Results of Operations

Citigroup reported core income of $2.450 billion ($0.70 per diluted common share) in the 1999 third quarter, up $1.721 billion or 236% from $729 million ($0.20 per diluted share) in the 1998 third quarter. Core income in the 1999 third quarter excluded a charge of $15 million for after-tax restructuring-related items. Net income for the 1999 third quarter was $2.435 billion ($0.70 per diluted share). Core income return on common equity was 21.9% for the 1999 third quarter compared to 6.5% a year ago.

Core income for the 1999 nine months of $7.342 billion ($2.10 per diluted common share) was up $2.403 billion or 49% from $4.939 billion ($1.37 per diluted share) for the 1998 nine months. Core income in the 1999 nine months excluded a credit of $30 million for after-tax restructuring-related items and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Note 2 of Notes to the Consolidated Financial Statements. Core income in the 1998 nine months excluded a credit of $191 million for after-tax restructuring-related items. Net income for the 1999 nine months was $7.245 billion ($2.07 per diluted share), up $2.115 billion or 41% from $5.130 billion a year ago. Core income return on common equity was 22.8% for the 1999 nine months compared to 16.0% for 1998.

Core income growth in the quarter was led by the Global Corporate and Investment Bank, up $1.369 billion to $1.148 billion reflecting a rebound from the loss in the 1998 quarter that resulted from severe global economic turmoil, and Global Consumer which increased $309 million or 38% to $1.115 billion reflecting strong growth in virtually all businesses. In addition, Global Investment Management and Private Banking grew $22 million or 17% to $155 million, reflecting a 21% increase in assets under management to $443 billion. Investment Activities core income of $194 million was up $94 million or 94% from the year-ago quarter, primarily reflecting increased venture capital revenues. For the nine month period, Global Corporate and Investment Bank was up 108% to $3.770 billion, Global Consumer was up 39% to $3.122 billion, and Global Investment Management and Private Banking was up 14% to $449 million. Partially offsetting these increases in the nine month period was a core income decrease of $371 million or 45% in Investment Activities to $447 million, reflecting a decrease in realized gains from sales of investments and net asset gains, partially offset by an increase in venture capital revenues.

Global Corporate and Investment Bank core income increases in both the quarter and nine months was led by a rebound at Salomon Smith Barney ("SSB"), up $828 million to $432 million in the 1999 third quarter and up $1.295 billion to $1.690 billion in the nine months. SSB's net revenues in the 1999 third quarter and nine months were up 307% and 53%, primarily reflecting the absence of the severe market conditions from a year ago. Emerging Markets core income was up $301 million and $414 million in the quarter and nine months to $308 million and $925 million, as revenue growth and improved credit complemented continued expense discipline. Global Relationship Banking ("GRB") was up $162 million and $122 million to $153 million and $510 million for the 1999 quarter and nine months, reflecting improved revenues coupled with expense reductions. Emerging Markets and GRB comparisons to the 1998 quarter also reflect the market distress that was present in 1998. Commercial Lines was up $78 million to $255 million and $123 million to $645 million in the third quarter and nine months, as a $49 million (after tax and minority interest) benefit from legislative actions in state workers' compensation assessments, favorable prior-year reserve development, and expense control offset revenue declines.

Global Consumer core income in both the 1999 third quarter and nine months reflected strong growth in virtually all businesses, particularly in Banking/Lending where Cards core income of $297 million and $847 million in the quarter and nine months grew $74 million and $332 million from the 1998 periods, reflecting significant increases in U.S. bankcards; Citibanking North America core income of $111 million and $292 million in the quarter and nine months increased $86 million and $203 million, primarily reflecting expense reduction initiatives; and CitiFinancial (formerly "Consumer Finance Services") improved $73 million and $125 million to $135 million and $284 million from the comparable 1998 periods. CitiFinancial core income reflected a 31% growth in receivables from the 1998 third quarter. Core income in the International businesses grew 31% to $270 million and 27% to $707 million in the 1999 third quarter and nine months reflecting increases across all regions. Insurance businesses core income grew 5% to $305 million and 13% to $1.010 billion as strong performances by Travelers Life and Annuity and Primerica were partially offset by a decrease in Personal Lines. Personal Lines results were impacted by higher catastrophe losses, lower favorable prior-year reserve development, and a $28 million (after tax and minority interest) charge related to the curtailing of sales of the TRAVELERS SECURE(R) product line. Global Consumer core income growth was achieved even as spending continued on the technological enhancements of e-Citi.

Adjusted revenues, net of interest expense, of $14.6 billion and $44.2 billion in the 1999 third quarter and nine months were up $3.6 billion or 33% and $6.4 billion or 17% compared to the 1998 periods. Revenue growth was led by Global Corporate and Investment Bank, up $2.6 billion or 67% and $3.9 billion or 23% from 1998, which included severe market conditions in the 1998 third quarter, and Global Consumer which increased strongly in almost all sectors and was up $790 million or 12% and $2.8 billion or 15% from the comparable 1998 periods, including strategic acquisitions. Excluding the effects of the 1998 market turmoil, Global Corporate and Investment Bank comparisons reflect revenue growth in investment banking, private client, loans and structured products. Global Investment Management and Private Banking revenues of $669 million and $2.0 billion for the 1999 third quarter and nine months were up $67 million and $188 million, both up 11%. The $143 million increase in the 1999 third quarter in Investment Activities revenues primarily reflected a $370 million increase in venture capital revenues, partially offset by a decrease in net asset gains, while the $544 million decrease in the 1999 nine months reflected a $654 million decrease in realized gains from sales of investments and net asset gains, partially offset by a $268 million increase in venture capital revenues.

Net interest revenue as calculated from the Consolidated Statement of Income was $5.1 billion and $15.0 billion for the 1999 third quarter and nine months, up $488 million or 11% and $1.2 billion or 9% from the comparable 1998 periods, reflecting business volume growth in most markets. Net interest revenues, adjusted for the effect of credit card securitization, of $6.2 billion and $18.1 billion for the 1999 third quarter and nine months were up $575 million or 10% and $1.9 billion or 11% from the 1998 periods. Adjusted commissions, asset management and administration fees, and other fee revenues of $4.2 billion and $12.2 billion were up $655 million or 18% and $1.6 billion or 15%, primarily as a result of continued growth in assets under fee-based management. Insurance premiums of $2.6 billion and $7.8 billion were up $213 million and $620 million, both up 9%, reflecting particularly strong growth in Travelers Life and Annuity. Principal transactions revenues of $954 million and $4.0 billion were up $2.0 billion and $2.8 billion, reflecting the broad-based rebound in trading activities from the severe market conditions in 1998. Realized gains from sales of investments were up $51 million to $35 million in the quarter and down $418 million to $276 million in the nine months. Other income as shown on the Consolidated Statement of Income of $1.1 billion and $3.3 billion for the 1999 third quarter and nine months increased $231 million or 28% and $544 million or 20% from the 1998 periods, reflecting increased revenues related to credit card securitization activity, and higher venture capital revenues, partially offset by lower net asset gains. Other income, adjusted for the effect of credit card securitization activity, of $572 million and $1.8 billion increased $112 million and $3 million from the year-ago periods.

Adjusted operating expenses of $7.2 billion and $22.2 billion for the 1999 third quarter and nine months, which exclude the restructuring-related items, were up $900 million or 14% and $2.1 billion or 10% from the comparable 1998 periods. Global Corporate and Investment Bank expenses were up 21% and 10% in the quarter and nine months, primarily attributable to production-related compensation at SSB related to the increased revenue, partially offset by lower European Economic Monetary Union ("EMU") and year 2000 expenses, and the benefit from the assessment change in workers compensation. Expenses increased in Global Consumer by 5% and 9% in the quarter and nine months, primarily reflecting acquisitions in Latin America, Mortgage Banking, and Cards, and electronic financial services development efforts, partially offset by a decline in fixed costs due to expense control initiatives. Global Investment Management and Private Banking expenses increased 8% and 7% in the quarter and nine months, reflecting the expansion of sales and marketing efforts, and investments made in technology, and research and quantitative functional analysis.

Progress continued to be made in controlling expenses. Citigroup expects to meet its stated $2 billion annualized expense reduction goal for 1999, and to continue to achieve further efficiencies in 2000. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Adjusted provisions for benefits, claims, and credit losses were $3.4 billion and $10.3 billion in the 1999 third quarter and nine months, down $59 million and up $482 million from the comparable 1998 periods. Policyholder benefits and claims increased 8% to $2.3 billion in the quarter and 5% to $6.5 billion in the nine months. The adjusted provision for credit losses decreased 16% to $1.2 billion in the quarter and increased 4% to $3.9 billion in the nine months.

Global Consumer adjusted provisions for benefits, claims and credit losses of $2.5 billion and $7.4 billion were up 8% and 10% in the quarter and nine months. The ratio of net credit losses to average managed loans was 2.40% in the quarter, down from 2.58% in the preceding quarter and 2.68% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.95% from 1.98% for the preceding quarter and 2.13% a year ago. Global Corporate and Investment Bank provisions for benefits, claims, and credit losses of $914 million and $2.9 billion in the 1999 third quarter and nine months decreased 23% in the quarter and 8% in the nine months. The improvement in Emerging Markets and GRB reflected the 1998 events in Russia and a lower provision for credit losses resulting from an improved credit outlook in the Emerging Markets. Additionally, Commercial Lines prior year loss development and weather-related catastrophes both improved from the prior year periods. Commercial cash-basis loans and other real estate owned of $2.2 billion at quarter-end were up 18% from a year earlier, but were down 1% from the preceding quarter.

The total provisions for benefits, claims, and credit losses as shown on the Consolidated Statement of Income were $2.9 billion and $8.6 billion in the 1999 third quarter and nine months, compared to $2.9 billion and $8.2 billion in the year-ago periods.

Total capital (Tier 1 and Tier 2) was $58.9 billion or 12.34% of net risk-adjusted assets, and Tier 1 capital was $45.7 billion or 9.58% at September 30, 1999, compared to $57.8 billion or 12.12% and $44.7 billion or 9.37% at June 30, 1999.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which will become effective in most significant respects 120 days after enactment. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed", as defined in the Bank Holding Company Act of 1956, and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing in securities without a revenue limit. Citigroup will be permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses.

Because the Act repeals Section 20 of the Glass-Steagall Act, Citigroup will be permitted to operate without regard to revenue limits on "ineligible" securities and to acquire other securities firms without regard to such limits. Subject to certain limitations, new merchant banking rules will permit Citigroup to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas investments.

GLOBAL CONSUMER

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                 --------------------       %           -----------------------        %
In millions of dollars                             1999         1998      Change         1999            1998       Change
--------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense          $ 6,674      $ 5,860       14          $19,431         $16,726       16
Effect of credit card securitization activity        552          576       (4)           1,710           1,619        6
                                                 --------------------                   -----------------------
Adjusted revenues, net of interest expense         7,226        6,436       12           21,141          18,345       15
Adjusted operating expenses (1)                    2,942        2,815        5            8,744           7,997        9
                                                 --------------------                   -----------------------
Provisions for benefits, claims,
  and credit losses                                1,960        1,743       12            5,689           5,103       11
Effect of credit card securitization activity        552          576       (4)           1,710           1,619        6
                                                 --------------------                   -----------------------
Adjusted provisions for benefits,
  claims, and credit losses                        2,512        2,319        8            7,399           6,722       10
                                                 --------------------                   -----------------------
Core income before taxes
  and minority interest                            1,772        1,302       36            4,998           3,626       38
Income taxes                                         648          482       34            1,825           1,341       36
Minority interest, after-tax                           9           14      (36)              51              46       11
                                                 --------------------                   -----------------------
Core income                                        1,115          806       38            3,122           2,239       39
Restructuring-related items, after-tax                17           --       NM               73              --       NM
                                                 --------------------                   -----------------------
Net income                                       $ 1,098      $   806       36          $ 3,049         $ 2,239       36
--------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, and personal insurance products and services, including credit and charge cards, to customers around the world -- reported core income of $1.115 billion and $3.122 billion in the 1999 third quarter and nine months, up $309 million or 38% and $883 million or 39% from the 1998 periods, reflecting strong growth in virtually all businesses, particularly in Banking/Lending where Cards increased $74 million or 33% in the quarter and $332 million or 64% in the nine months, Citibanking increased $86 million or 344% and $203 million or 228%, and CitiFinancial increased $73 million or 118% and $125 million or 79%. In the Insurance segment, core income grew 5% in the quarter and 13% in the nine months. Core income in the International businesses grew 31% and 27% in the quarter and nine months, reflecting increases across all regions. Global Consumer core income growth was achieved even as spending continued on the technological enhancements of e-Citi. Net income of $1.098 billion and $3.049 billion in the 1999 third quarter and nine months included restructuring-related items of $17 million ($26 million pretax) and $73 million ($117 million pretax).

Banking/Lending

Citibanking North America

                                                  Three Months Ended                          Nine Months Ended
                                                     September 30,                               September 30,
                                                --------------------           %            ----------------------           %
In millions of dollars                           1999          1998          Change          1999            1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $  528        $  487            8           $1,552          $1,486            4
Adjusted operating expenses (1)                    328           410          (20)           1,001           1,244          (20)
Provision for credit losses                         11            26          (58)              49              76          (36)
                                                --------------------                        ----------------------
Core income before taxes                           189            51          271              502             166          202
Income taxes                                        78            26          200              210              77          173
                                                --------------------                        ----------------------
Core income                                        111            25          344              292              89          228
Restructuring-related items, after-tax              (3)           --           NM               16              --           NM
                                                --------------------                        ----------------------
Net income                                      $  114        $   25          356           $  276          $   89          210
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    9        $   10          (10)          $   10          $   10           --
Return on assets                                  5.03%         0.99%                         3.69%           1.19%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                  4.89%         0.99%                         3.90%           1.19%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM  Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking and lending services to customers through Citibank's branch network and electronic delivery systems -- reported core income of $111 million and $292 million in the 1999 third quarter and nine months, up from $25 million and $89 million in the 1998 periods due to expense reduction initiatives, revenue growth and credit cost improvements. Net income of $114 million and $276 million in the 1999 third quarter and nine months included a restructuring-related credit of $3 million ($5 million pretax) and a restructuring-related charge of $16 million ($26 million pretax), respectively.

As shown in the following table, Citibanking grew accounts and customer deposits from 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity during 1998 and the first half of 1999.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                                --------------------           %            ----------------------           %
In billions of dollars                         1999            1998          Change          1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                             6.2           5.8            7              6.2             5.8            7
Average customer deposits                      $  42.2       $  39.7            6          $  42.0         $  39.3            7
Average loans                                      7.5           7.9           (5)             7.6             8.0           (5)
------------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $528 million and $1.552 billion in the 1999 third quarter and nine months increased $41 million or 8% and $66 million or 4% from the 1998 periods, reflecting growth in customer deposits and higher investment product fees and commissions, offset by lower loan volumes. The increase in revenues in the nine months was reduced by a 1998 second quarter gain of approximately $25 million related to a building lease transaction. Adjusted operating expenses declined $82 million or 20% and $243 million or 20% from the 1998 periods, reflecting expense management initiatives that significantly reduced staff expenses, marketing spending, and other fixed costs.

The provision for credit losses declined to $11 million and $49 million in the 1999 third quarter and nine months from $26 million and $76 million in the 1998 periods. The net credit loss ratio of 1.03% in the quarter declined from 1.35% a year ago. Loans delinquent 90 days or more of $64 million or 0.87% at September 30, 1999 declined from $109 million or 1.25% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                           September 30,
                                              ------------------            %         -----------------           %
In millions of dollars                         1999         1998         Change       1999         1998         Change
------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       $ 199        $ 160           24        $ 551        $ 466           18
Adjusted operating expenses (1)                  90           62           45          231          182           27
Provision for credit losses                       2            3          (33)          10           25          (60)
                                              ------------------                      -----------------
Core income before taxes
  and minority interest                         107           95           13          310          259           20
Income taxes                                     42           38           11          122          102           20
Minority interest, after-tax                      4           --           NM           14           --           NM
                                              ------------------                      -----------------
Core income                                      61           57            7          174          157           11
Restructuring-related items, after-tax            1           --           NM            1           --           NM
                                              ------------------                      -----------------
Net income                                    $  60        $  57            5        $ 173        $ 157           10
------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)       $  29        $  25           16        $  29        $  25           16
Return on assets                               0.82%        0.90%                     0.80%        0.84%
------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               0.83%        0.90%                     0.80%        0.84%
------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which provides mortgages and student loans to customers across North America -- reported core income of $61 million and $174 million in the 1999 third quarter and nine months, up $4 million or 7% and $17 million or 11% from the 1998 periods, reflecting growth in student loans and credit improvement in the mortgage portfolio. Net income of $60 million and $173 million in the 1999 third quarter and nine months included restructuring-related charges of $1 million in both periods.

As shown in the following table, accounts, loans, and mortgage originations increased in both the 1999 quarter and nine months, including the effect of the April 1999 Source One acquisition. Excluding Source One, mortgage originations declined reflecting the industry-wide slowdown in mortgage refinancing activity.

                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                           September 30,
                                              ------------------            %         -----------------           %
In billions of dollars                         1999         1998         Change       1999         1998         Change
------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                      3.2          2.7           19          3.2          2.7           19
Average loans (1)                             $27.1        $24.0           13        $27.0        $23.7           14
Mortgage originations                           4.7          4.3            9         13.4         11.3           19
------------------------------------------------------------------------------------------------------------------------

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $199 million and $551 million in the 1999 third quarter and nine months grew $39 million or 24% and $85 million or 18% from the 1998 periods, reflecting the Source One acquisition and growth in the student loan portfolio. Excluding Source One, mortgage revenues declined slightly in both the quarter and nine months. Adjusted operating expenses increased $28 million or 45% and $49 million or 27% from the 1998 periods, principally due to Source One.

The provision for credit losses of $2 million and $10 million in the 1999 third quarter and nine months declined from $3 million and $25 million in the 1998 periods. The net credit loss ratio of 0.12% in the quarter declined from 0.29% a year ago and the ratio of loans delinquent 90 days or more was 2.28%, down from 2.69% in 1998, reflecting improvement in the mortgage portfolio. The ratio of loans delinquent 90 days or more increased from 2.09% at June 30, 1999 as a result of a statutory increase in the length of time Citigroup must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

Cards

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 1,432        $ 1,339             7       $ 4,238        $ 3,508            21
Effect of credit card securitization
activity                                            552            576            (4)        1,710          1,619             6
                                                ----------------------                     ----------------------
Adjusted revenues,
  net of interest expense                         1,984          1,915             4         5,948          5,127            16
Adjusted operating expenses(1)                      707            714            (1)        2,153          1,847            17
Adjusted provision for credit losses(2)             804            846            (5)        2,454          2,456            --
                                                ----------------------                     ----------------------
Core income before taxes                            473            355            33         1,341            824            63
Income taxes                                        176            132            33           494            309            60
                                                ----------------------                     ----------------------
Core income                                         297            223            33           847            515            64
Restructuring-related items, after-tax               (2)            --            NM            (2)            --            NM
                                                ----------------------                     ----------------------
Net income                                      $   299        $   223            34       $   849        $   515            65
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)(3)      $    28        $    28            --       $    29        $    27             7
Return on assets (4)                               4.24%          3.16%                       3.91%          2.55%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   4.21%          3.16%                       3.90%          2.55%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
(2)   Adjusted for the effect of credit card securitization.
(3) Adjusted for the effect of credit card securitization, managed average assets for Cards were $76 billion and $75 billion in the 1999 third quarter and nine months, compared to $68 billion and $61 billion in the 1998 periods.
(4) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.56% and 1.30% in the third quarters of 1999 and 1998, and 1.51% and 1.13% for the nine months of 1999 and 1998, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported core income of $297 million and $847 million in the 1999 third quarter and nine months, up $74 million or 33% and $332 million or 64% from the 1998 periods, reflecting significant increases in the U.S. bankcards business, despite competitive pricing pressures. Net income of $299 million and $849 million in the 1999 third quarter and nine months included a restructuring-related credit of $2 million in both periods.

Universal Cards Services ("UCS"), which was acquired in April 1998, contributed approximately $24 million and $33 million to net income in the 1999 third quarter and nine months compared with net losses of $31 million and $74 million in the 1998 periods.

Adjusted revenues, net of interest expense, of $1.984 billion and $5.948 billion in the 1999 third quarter and nine months increased $69 million or 4% and $821 million or 16% from the 1998 periods reflecting increases in receivables, including the March 1999 Mellon acquisition, higher interchange fee revenues, offset by changes in portfolio mix and lower spreads. The year-to-date increase also reflects the acquisition of UCS and increases due to risk-based pricing actions.

As shown in the following table, on a managed basis, the U.S. bankcards portfolio experienced strong receivable and sales volume growth in the quarter and nine months, including the effect of the Mellon acquisition. Account growth of 2% includes management initiatives that resulted in the closing of inactive and/or high-risk accounts. The total sales increase in the nine month period also reflects the acquisition of UCS.

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In billions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                             40.6           39.7             2          40.6           39.7             2
Total sales                                     $  40.9        $  37.7             8       $ 118.5        $  98.4            20
End-of-period managed receivables                  70.7           63.8            11          70.7           63.8            11
------------------------------------------------------------------------------------------------------------------------------------

Adjusted operating expenses of $707 million and $2.153 billion in the 1999 third quarter and nine months declined slightly in the quarter, but increased $306 million or 17% year-to-date, reflecting the UCS and Mellon acquisitions and increased marketing costs.

The adjusted provision for credit losses was $804 million and $2.454 billion in the 1999 third quarter and nine months, down from $846 million and $2.456 billion in the 1998 periods. U.S. bankcards managed net credit losses in the 1999 third quarter were $773 million and the related loss ratio was 4.40%, down from $803 million and 4.63% in the 1999 second quarter and $805 million and 5.15% in the 1998 third quarter. U.S. bankcards managed loans delinquent 90 days or more were $995 million or 1.42% at September 30, 1999, compared with $954 billion or 1.36% at June 30, 1999 and $939 million or 1.49% at September 30, 1998. The improvement in both the delinquency and net credit loss ratios from a year ago reflects moderating industry-wide bankruptcy trends and credit risk management initiatives.

CitiFinancial

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   421        $   326            29       $ 1,178        $   930            27
Adjusted operating expenses (1)                     133            129             3           431            374            15
Provisions for benefits,
  claims and credit losses                           77            100           (23)          298            304            (2)
                                                ----------------------                     ----------------------
Core income before taxes                            211             97           118           449            252            78
Income taxes                                         76             35           117           165             93            77
                                                ----------------------                     ----------------------
Core income                                         135             62           118           284            159            79
Restructuring-related items, after-tax                1             --            NM             2             --            NM
                                                ----------------------                     ----------------------
Net income                                      $   134        $    62           116       $   282        $   159            77
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    16        $    13            23       $    15        $    12            25
Return on assets                                   3.32%          1.89%                       2.51%          1.77%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   3.35%          1.89%                       2.53%          1.77%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial (formerly Consumer Finance Services) includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans, and consumer goods financing) of CitiFinancial Credit Company (formerly "Commercial Credit Company"). Also included are related credit insurance services provided through subsidiaries.

Core income was $135 million and $284 million in the 1999 third quarter and nine months, up from $62 million and $159 million in the comparable periods of 1998. Included in the 1999 third quarter is a $15 million (after-tax) release of a litigation reserve resulting from the settlement of a claim. Receivables grew 31% from the 1998 third quarter due to healthy business flow at CitiFinancial branches, cross selling of CitiFinancial products through Primerica distribution channels and the acquisition in the first quarter of 1999 of certain Associates First Capital branches. The total number of CitiFinancial branches rose to 1,173 at the end of the third quarter of 1999, up from 980 at year-end 1998. The increase in adjusted operating expenses was primarily attributable to the acquisition.

Receivables at September 30, 1999 reached a record $14.6 billion compared to $11.9 billion at year-end 1998 and $11.2 billion at September 30, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan programs, which grew to $3.7 billion at September 30, 1999, a 35% increase over September 30, 1998, as well as solid sales in the branch network.

The average yield on receivables was 14.58% during the 1999 third quarter and 14.49% for the 1999 nine months, down from 14.93% in the 1998 periods, reflecting a shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At September 30, 1999, the portfolio consisted of 58% real estate-secured loans, 35% personal loans, and 7% sales finance and other.

The provisions for benefits, claims and credit losses was $77 million and $298 million in the 1999 third quarter and nine months, down from $100 million and $304 million in the 1998 periods, reflecting continued strong credit performance. The net credit loss ratio was 2.00% in the quarter, down from 2.14% in 1999 second quarter and 2.61% a year ago. Loans delinquent 90 days or more were $186 million or 1.27% at September 30, 1999, compared with $172 million or 1.26% at June 30, 1999 and $162 million or 1.45% a year ago.

Insurance

Travelers Life and Annuity

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   869        $   716            21       $ 2,507        $ 2,179            15
Policyholder claims and benefits                    509            431            18         1,445          1,319            10
Total operating expenses                            107             95            13           324            294            10
                                                ----------------------                     ----------------------
Income before taxes                                 253            190            33           738            566            30
Income taxes                                         85             67            27           250            197            27
                                                ----------------------                     ----------------------
Net income(1)                                   $   168        $   123            37       $   488        $   369            32
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- which offers fixed and variable deferred annuities, payout annuities and term, universal life and long -term care insurance to individuals and small businesses and group pension products, including guaranteed investment products and group annuities to employer-sponsored retirement and savings plans -- reported net income of $168 million and $488 million in the 1999 third quarter and nine months, up from $123 million and $369 million in the comparable periods of 1998. The improvement in 1999 reflects increased business volume and particularly strong investment income versus the prior year periods. During 1999, this business achieved double-digit business volume growth in annuity account balances and direct periodic life and long-term care premiums reflecting both greater popularity of these products with an aging American population and strong momentum from cross selling initiatives.

The cross selling initiative of Travelers Life and Annuity products through the Primerica Financial Services ("Primerica"), Citibank, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through The Copeland Companies ("Copeland"), and a nationwide network of independent agents and strong group sales through various intermediaries reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line:

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Deferred annuities
   Fixed                                     $   271         $   217           25          $   715        $   698             2
   Variable                                    1,090             758           44            3,114          2,084            49
Payout annuities                                 110              76           45              313            264            19
GICs and other group annuities                 1,123           1,005           12            4,426          2,706            64
Individual life insurance
   Direct periodic premiums and deposits          88              78           13              260            232            12
   Single premium deposits                        17              17            0               54             61           (11)
   Reinsurance                                   (18)            (17)           6              (53)           (47)           13
Individual long-term care insurance               60              53           13              172            152            13
                                                ----------------------                     ----------------------
                                              $2,741          $2,187           25           $9,001         $6,150            46
------------------------------------------------------------------------------------------------------------------------------------

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Increased deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $23.9 billion at September 30, 1999, up 29% from $18.5 billion at September 30, 1998. Net written premiums and deposits for deferred annuities increased 40% and 38% in the third quarter and nine months of 1999 to $1.36 billion and $3.83 billion, respectively, from $975 million and $2.78 billion in the comparable periods of 1998. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Copeland's penetration of the small company segment of the 401(k) market, new products introduced into the Primerica and Citibank distribution channels as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $15.8 billion at September 30, 1999, up 19% from $13.3 billion at the end of the 1998 third quarter. The payout and group annuity businesses reflect momentum from rating upgrades, guaranteed investment contracts, structured finance transactions and cross selling structured settlement annuities through Travelers Property Casualty Corp. ("TAP"). Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.23 billion and $4.74 billion in the third quarter and nine months of 1999, respectively, up 14% and 60% from $1.08 billion and $2.97 billion in the comparable periods of 1998.

Direct periodic premiums and deposits for individual life insurance of $88 million and $260 million for the third quarter and nine months of 1999, respectively, were 13% and 12% ahead of the $78 million and $232 million for the comparable periods of 1998 reflecting strong core agency results. Life insurance in force was $58.4 billion at September 30, 1999, up from $55.4 billion at year-end 1998 and $54.2 billion at September 30, 1998.

Net written premiums for the long-term care insurance line reached $60 million and $172 million in the third quarter and nine months of 1999, respectively, up from $53 million and $152 million in the comparable periods of 1998.

Primerica Financial Services

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   444        $   413             8       $ 1,319        $ 1,233             7
Policyholder claims and benefits                    121            121            --           362            357             1
Total operating expenses                            146            138             6           434            414             5
                                                ----------------------                     ----------------------
Income before taxes                                 177            154            15           523            462            13
Income taxes                                         63             55            15           186            165            13
                                                ----------------------                     ----------------------
Net income(1)                                   $   114        $    99            15       $   337        $   297            13
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans, Travelers Insurance Company annuity products, TAP automobile and homeowners insurance and Citibank products -- reported net income of $114 million and $337 million in the 1999 third quarter and nine months, up from $99 million and $297 million in the comparable periods of 1998. The improvement in 1999 reflects continued success at cross selling a range of products, growth in life insurance in force, improved investment income and disciplined expense management. Increases in total production and cross selling initiatives were achieved during 1999. Earned premiums, net of reinsurance, were $265 million and $801 million in the 1999 third quarter and nine months, up from $261 million and $787 million in the comparable periods of 1998. Premiums for Primerica individual term life policies included in earned premiums for the 1999 third quarter and nine months were $251 million and $755 million, up from $246 million and $740 million in the comparable periods of 1998.

Total face amount of issued term life insurance was $12.4 billion and $41.5 billion in the 1999 third quarter and nine months, compared to $14.2 billion and $43.0 billion in the prior year periods. Life insurance in force reached $392.8 billion at September 30, 1999 up from $383.7 billion at year-end 1998 and $380.6 billion at September 30, 1998, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis ("FNA") to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through 150,000 independent representatives. During the first nine months of 1999, 377,000 FNA-- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- were submitted compared to 404,000 in the first nine months of 1998. Primerica sales of Travelers variable annuities continued to show momentum, reaching net written premiums and deposits of $248 million and $750 million in the 1999 third quarter and nine months, up from $172 million and $473 million in the prior year periods. This increase reflects the increased emphasis placed on cross selling initiatives in the latter part of 1998, with the current period sales predominately reflecting sales of Travelers Life and Annuity variable annuity products. Cash advanced on $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial, respectively, was $488 million and $1.40 billion in the 1999 third quarter and nine months, up 41% and 30% from the comparable periods last year. Mutual fund sales were $737 million and $2.33 billion for the 1999 third quarter and nine months, slightly ahead of last year's third quarter and nine months. During the 1999 nine months, Salomon Smith Barney mutual funds accounted for 62% of Primerica's U.S. sales and 54% of total sales.

Personal Lines

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 1,018        $   924            10       $ 3,006        $ 2,691            12
Claims and claim adjustment expenses                714            581            23         1,935          1,608            20
Total operating expenses                            271            228            19           759            682            11
                                                ----------------------                     ----------------------
Income before taxes
  and minority interest                              33            115           (71)          312            401           (22)
Income taxes                                          5             33           (85)           90            124           (27)
Minority interest, after-tax                          5             14           (64)           37             46           (20)
                                                ----------------------                     ----------------------
Net income (1)                                  $    23        $    68           (66)      $   185        $   231           (20)
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported net income of $23 million and $185 million in the third quarter and nine months of 1999, respectively, compared to $68 million and $231 million in the prior year periods. The 1999 third quarter and nine month results reflect higher catastrophe losses, lower favorable prior-year reserve development and a charge related to curtailing the sale of the TRAVELERS SECURE(R) auto and homeowners products of $28 million (after tax and minority interest) and was partially offset by growth in earned premiums. Net written premiums in the 1999 first quarter included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners premiums written by independent agents by $72 million.

The following table shows net written premiums by product line:

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Personal automobile                             $   581        $   591            (2)      $ 1,798        $ 1,725             4
Homeowners and other                                371            318            17         1,088            864            26
                                                ----------------------                     ----------------------
Total net written premiums                      $   952        $   909             5       $ 2,886        $ 2,589            11
------------------------------------------------------------------------------------------------------------------------------------

Personal Lines net written premiums for the 1999 third quarter and nine months were $952 million and $2.814 billion (excluding the adjustment discussed above), up from $909 million and $2.589 billion in the comparable periods of 1998. The 1999 increase compared to 1998 primarily reflects growth in independent agents business and growth in affinity group marketing and joint marketing arrangements. During the quarter, TAP decided to curtail the sale of its TRAVELERS SECURE(R) auto and homeowners products because losses exceeded levels anticipated in the pricing of the products. Business retention continued to be strong.

Catastrophe losses, net of taxes and reinsurance, were $48 million and $79 million in the 1999 third quarter and nine months, up from $22 million and $44 million in the comparable periods of 1998. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. Catastrophe losses in 1998 were due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast in the third quarter, tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter, and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                                 1999               1998               1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Statutory combined ratio                                        104.0%              96.3%               97.6%            94.2%
GAAP combined ratio                                             106.2%              94.5%               97.5%            92.8%
----------------------------------------------------------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the third quarter of 1999 statutory and GAAP combined ratios compared to the third quarter of 1998 was primarily due to higher catastrophe losses, the TRAVELERS SECURE(R) charge and lower favorable prior-year reserve development in the automobile bodily injury line.

The first nine months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first nine months of 1999 would have been 97.3% and 98.1%, respectively. The increase in the first nine months of 1999 statutory and GAAP combined ratios excluding this adjustment compared to the first nine months of 1998 statutory and GAAP combined ratios was due to higher catastrophe losses, higher losses in the TRAVELERS SECURE(R) program, the TRAVELERS SECURE(R) charge and lower favorable prior-year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

International Consumer

Europe, Middle East & Africa

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   608        $   543            12       $ 1,736        $ 1,567            11
Adjusted operating expenses (1)                     370            362             2         1,113          1,078             3
Provisions for benefits,
  claims and credit losses                           79             74             7           236            214            10
                                                ----------------------                     ----------------------
Core income before taxes                            159            107            49           387            275            41
Income taxes                                         61             43            42           150            109            38
                                                ----------------------                     ----------------------
Core income                                          98             64            53           237            166            43
Restructuring-related items, after-tax                8             --            NM            17             --            NM
                                                ----------------------                     ----------------------
Net income                                      $    90        $    64            41       $   220        $   166            33
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    23        $    22             5       $    22        $    21             5
Return on assets                                   1.55%          1.15%                       1.34%          1.06%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   1.69%          1.15%                       1.44%          1.06%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa ("EMEA") -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $98 million and $237 million in the 1999 third quarter and nine months, up $34 million or 53% and $71 million or 43% from the 1998 periods, reflecting a $16 million ($25 million pretax) gain related to an investment in an affiliate and business growth across the region. Net income of $90 million and $220 million in the 1999 third quarter and nine months included restructuring-related items of $8 million ($12 million pretax) and $17 million ($27 million pretax), respectively.

The net effects of foreign currency translation reduced core income by approximately $8 million in the quarter and reduced revenue and expense growth by approximately 6% and 5%, respectively. Foreign currency translation effects were not material in the nine month period.

As shown in the following table, EMEA reported 6% account growth from a year ago primarily reflecting loan growth, including credit cards.

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In billions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                             10.7           10.1             6          10.7           10.1             6
Average customer deposits                       $  17.1        $  17.1            --       $  17.1        $  17.1            --
Average loans                                      17.2           16.5             4          16.8           15.9             6
------------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $608 million and $1.736 billion in the 1999 third quarter and nine months grew $65 million or 12% and $169 million or 11% from the 1998 periods, reflecting the $25 million gain associated with an investment in an affiliate, loan growth, improved spreads, and higher insurance and investment product fees. Adjusted operating expenses of $370 million and $1.113 billion in the 1999 third quarter and nine months were up $8 million or 2% and $35 million or 3% from the 1998 periods, reflecting costs associated with franchise expansion in Central and Eastern Europe and business volume growth.

The provisions for benefits, claims and credit losses was $79 million and $236 million in the 1999 third quarter and nine months, up from $74 million and $214 million in the 1998 periods. The net credit loss ratio was 1.60% in the quarter, down from 1.71% in the 1999 second quarter and 1.64% a year ago. Loans delinquent 90 days or more were $953 million or 5.45% at September 30, 1999, compared with $899 million or 5.46% at June 30, 1999 and $955 million or 5.52% a year ago.

Asia Pacific

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   580        $   459            26       $ 1,641        $ 1,338            23
Adjusted operating expenses (1)                     315            234            35           866            727            19
Provision for credit losses                          77             63            22           254            177            44
                                                ----------------------                     ----------------------
Core income before taxes                            188            162            16           521            434            20
Income taxes                                         71             62            15           196            167            17
                                                ----------------------                     ----------------------
Core income                                         117            100            17           325            267            22
Restructuring-related items, after-tax               --             --            --             9             --            NM
                                                ----------------------                     ----------------------
Net income                                      $   117        $   100            17       $   316        $   267            18
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    31        $    28            11       $    30        $    28             7
Return on assets                                   1.50%          1.42%                       1.41%          1.27%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   1.50%          1.42%                       1.45%          1.27%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $117 million and $325 million in the 1999 third quarter and nine months, up $17 million or 17% and $58 million or 22% from the 1998 periods, reflecting business growth across the region, particularly Japan, as the region continues to rebound from weak 1998 results, offset by higher credit losses in Taiwan and Hong Kong. Net income of $117 million and $316 million in the 1999 third quarter and nine months included restructuring-related items of $9 million ($15 million pretax) in the nine month period.

Strengthening currencies across the region resulted in net foreign currency translation effects in the 1999 third quarter and nine months that increased core income by approximately $10 million and $11 million. The net effect of foreign currency translation increased revenue growth by 10% and 5% and expense growth by 11% and 6%, respectively.

As shown in the following table, Asia Pacific accounts grew 23% from 1998, driven by double digit growth in both customer deposits and loans, reflecting significant increases in Japan, and economic stabilization in certain countries.

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In billions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                              9.0            7.3            23           9.0            7.3            23
Average customer deposits                       $  42.5        $  36.8            15       $  41.0        $  35.0            17
Average loans                                      23.7           20.1            18          22.9           19.8            16
------------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $580 million and $1.641 billion in the 1999 third quarter and nine months, increased $121 million or 26% and $303 million or 23% from the 1998 periods, reflecting strong performance in Japan and higher spreads and business volume growth in most other countries. Adjusted operating expenses in the quarter and nine months were up $81 million or 35% and $139 million or 19% from the 1998 periods, reflecting higher marketing and program spending primarily in Singapore, Taiwan, and Japan.

The provision for credit losses was $77 million and $254 million in the 1999 third quarter and nine months, up from $63 million and $177 million in the 1998 periods. The net credit loss ratio was 1.23% in the quarter, up from 1.12% a year ago, but down from 1.33% in the 1999 second quarter. Loans delinquent 90 days or more were $450 million or 1.87% at September 30, 1999 compared with $384 million or 1.87% a year ago and $509 million or 2.17% at June 30, 1999. The increases in the provision and the net credit loss ratio from a year ago primarily reflect increases in Taiwan and Hong Kong; however, net credit losses and delinquencies declined from the 1999 second quarter. Additionally, the extent of the impact of the earthquake in Taiwan during the 1999 third quarter on the future credit performance of the loan portfolio continues to be assessed.

Latin America

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   504        $   431            17       $ 1,469        $ 1,154            27
Adjusted operating expenses (1)                     302            287             5           892            768            16
Provision for credit losses                         117             74            58           353            184            92
                                                ----------------------                     ----------------------
Core income before taxes                             85             70            21           224            202            11
Income taxes                                         30             28             7            79             80            (1)
                                                ----------------------                     ----------------------
Core income                                          55             42            31           145            122            19
Restructuring-related items, after-tax               12             --            NM            30             --            NM
                                                ----------------------                     ----------------------
Net income                                      $    43        $    42             2       $   115        $   122            (6)
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    14        $    13             8       $    14        $    11            27
Return on assets                                   1.22%          1.28%                       1.10%          1.48%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   1.56%          1.28%                       1.38%          1.48%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Latin America -- which provides banking and lending services, including credit and charge cards, to customers throughout the region -- reported core income of $55 million and $145 million in the 1999 third quarter and nine months, up $13 million or 31% and $23 million or 19% from the 1998 periods, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and the effect of certain acquisitions, partially offset by a higher provision for credit losses. Net income of $43 million and $115 million in the 1999 third quarter and nine months included restructuring-related items of $12 million ($19 million pretax) and $30 million ($47 million pretax). Average assets of $14 billion in the quarter and $14 billion in the nine months increased 8% and 27% from the 1998 periods due to acquisitions in the region.

The Brazilian currency devaluation in the 1999 first quarter significantly contributed to the 1999 third quarter and nine months foreign currency translation effects that reduced core income by approximately $8 million and $21 million. Foreign currency translation effects reduced revenue growth by 9% and 10% and expense growth by 6% and 8%, respectively.

As shown in the following table, Latin America experienced strong business volume growth, principally due to the effect of acquisitions. Account and average loan growth was reduced by credit risk management initiatives. Customer deposit growth also reflects a "flight to quality" in the region.

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In billions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                              7.6            7.1             7           7.6            7.1             7
Average customer deposits                       $  13.6        $  10.7            27       $  13.4        $   9.7            38
Average loans                                       7.9            8.0            (1)          7.9            7.8             1
------------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $504 million and $1.469 billion in the 1999 third quarter and nine months were up $73 million or 17% and $315 million or 27% from the 1998 periods, reflecting acquisitions in the region and increased earnings from Credicard. Adjusted operating expenses grew $15 million or 5% and $124 million or 16% in the quarter and nine months, reflecting acquisitions in the region. Efficiency efforts contributed to a 7% decline in expenses in the quarter excluding the effect of acquisitions and foreign currency translation.

The provision for credit losses was $117 million and $353 million in the 1999 third quarter and nine months, up from $74 million and $184 million in the 1998 periods. The net credit loss ratio was 5.55% in the quarter, up from 3.48% a year ago, but down from 6.17% in the 1999 second quarter. Loans delinquent 90 days or more of $325 million or 4.10% at September 30, 1999 increased from $243 million or 3.05% a year ago, but declined from $346 million or 4.32% at June 30, 1999. The increases in the provision, the net credit loss ratio, and delinquencies from a year ago reflect economic conditions in the region, particularly in Chile and Argentina, and the effect of recent acquisitions.

e-Citi

                                                 Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                                --------------------          %        --------------------             %
In millions of dollars                           1999        1998           Change      1999         1998            Change
------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $  57        $  38            50       $  166        $  102            63
Total operating expenses                          140           91            54          379           262            45
Provision for credit losses                         1           --            NM            3             2            50
                                                ------------------                     --------------------
Loss before tax benefits                          (84)         (53)           58         (216)         (162)           33
Income tax benefits                               (33)         (20)           65          (86)          (63)           37
                                                ------------------                     --------------------
Net loss                                        ($ 51)       ($ 33)           55       ($ 130)       ($  99)           31
------------------------------------------------------------------------------------------------------------------------------

NM    Not meaningful
--------------------------------------------------------------------------------

e-Citi -- the business responsible for developing and implementing the Company's internet financial services products and e-commerce solutions -- reported net losses of $51 million and $130 million in the 1999 third quarter and nine months, compared to $33 million and $99 million in the 1998 periods.

Revenues, net of interest expense, were $57 million and $166 million in the 1999 third quarter and nine months, up from $38 million and $102 million in the 1998 periods, reflecting business volume increases in certain electronic banking services. Total operating expenses of $140 million and $379 million in the quarter and nine months increased from $91 million and $262 million in the 1998 periods, reflecting continued investment in internet-based and other electronic financial services as well as other e-commerce solutions and volume increases associated with electronic banking services.

Other Consumer

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                               ---------------------       -----------------------
In millions of dollars                          1999          1998          1999          1998
--------------------------------------------------------------------------------------------------
Total revenues, net of interest expense          $ 14          $ 24        $   68        $   72
Total operating expenses                           33            65           161           125
                                               ---------------------       -----------------------
Loss before tax benefits                          (19)          (41)          (93)          (53)
Income tax benefits                                (6)          (17)          (31)          (19)
                                               ---------------------       -----------------------
Net loss                                         ($13)         ($24)         ($62)         ($34)
--------------------------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- net losses were $13 million and $62 million in the 1999 third quarter and nine months, compared with net losses of $24 million and $34 million in the 1998 periods. The improvement in the quarter reflects lower marketing costs and reduced staff levels. The increase in the net loss in the nine months reflects higher costs associated with global distribution initiatives.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                         Average
                                      Loans        90 Days or More Past Due(1)       Loans            Net Credit Losses(1)
                                   -----------------------------------------------------------------------------------------------
In millions of dollars,            Sept. 30,   Sept. 30,    June 30,    Sept. 30,   3rd Qtr.     3rd Qtr.     2nd Qtr.    3rd Qtr.
 except loan amounts in billions      1999        1999        1999        1998        1999         1999         1999        1998
----------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.4      $   64      $   92       $  109      $  7.5      $   20       $   23      $   27
Ratio                                              0.87%       1.20%        1.25%                   1.03%        1.20%       1.35%
Mortgage Banking                       27.6         629         575          623        27.1           8           11          17
Ratio                                              2.28%       2.09%        2.69%                   0.12%        0.17%       0.29%
U.S. Bankcards                         70.1         995         954          939        69.7         773          803         805
Ratio                                              1.42%       1.36%        1.49%                   4.40%        4.63%       5.15%
Other Cards                             2.3          25          33           34         2.4          24           22          17
Ratio                                              1.09%       1.31%        1.41%                   3.82%        3.17%       2.99%
CitiFinancial                          14.6         186         172          162        14.0          71           70          71
Ratio                                              1.27%       1.26%        1.45%                   2.00%        2.14%       2.61%
Europe, Middle East & Africa           17.5         953         899          955        17.2          69           70          68
Ratio                                              5.45%       5.46%        5.52%                   1.60%        1.71%       1.64%
Asia Pacific                           24.0         450         509          384        23.7          73           76          57
Ratio                                              1.87%       2.17%        1.87%                   1.23%        1.33%       1.12%
Latin America                           7.9         325         346          243         7.9         110          124          70
Ratio                                              4.10%       4.32%        3.05%                   5.55%        6.17%       3.48%
Global Private Bank(2)                 21.1         145         162          195        19.9           2            2           1
Ratio                                              0.69%       0.88%        1.19%                   0.05%        0.05%       0.02%
Other                                   0.9           3           2            1         0.7           1            1           -

----------------------------------------------------------------------------------------------------------------------------------
Total managed                         193.4       3,775       3,744        3,645       190.1       1,151        1,202       1,133
Ratio                                              1.95%       1.98%        2.13%                   2.40%        2.58%       2.68%
----------------------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables   (48.5)       (704)       (652)        (614)      (47.9)       (525)        (541)       (542)
Loans held for sale                    (5.2)        (37)        (35)         (38)       (5.2)        (27)         (29)        (34)
----------------------------------------------------------------------------------------------------------------------------------
Consumer loans                       $139.7      $3,034      $3,057       $2,993      $137.0      $  599       $  632      $  557
Ratio                                              2.17%       2.27%        2.39%                   1.73%        1.89%       1.80%
----------------------------------------------------------------------------------------------------------------------------------

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Global Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                         End of Period                               Average
                                                 --------------------------------      ----------------------------------
                                                 Sept. 30,  June 30,    Sept. 30,      3rd Qtr.     2nd Qtr.     3rd Qtr.
In billions of dollars                             1999       1999        1998           1999         1999        1998
-------------------------------------------------------------------------------------------------------------------------
Total managed                                     $193.4     $188.3      $170.9         $190.1       $186.0      $167.9
Securitized credit card receivables                (48.5)     (47.4)      (40.6)         (47.9)       (46.7)      (40.2)
Loans held for sale                                 (5.2)      (6.5)       (5.2)          (5.2)        (6.2)       (5.2)
                                                 --------------------------------      ----------------------------------
Consumer loans                                    $139.7     $134.4      $125.1         $137.0       $133.1      $122.5
-------------------------------------------------------------------------------------------------------------------------

Total delinquencies 90 days or more past due in the managed portfolio were $3.8 billion with a related delinquency ratio of 1.95% at September 30, 1999, compared with $3.7 billion or 1.98% at June 30, 1999 and $3.6 billion or 2.13% at September 30, 1998. Total managed net credit losses in the 1999 third quarter were $1.2 billion and the related loss ratio was 2.40%, compared with $1.2 billion and 2.58% in the 1999 second quarter and $1.1 billion and 2.68% in the 1998 third quarter. For a discussion on trends by business, see business discussions on pages 4-15.

The portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at September 30, 1999, compared with $3.4 billion at June 30, 1999 and $3.3 billion at September 30, 1998. The allowance as a percentage of loans on the balance sheet was 2.47% at September 30, 1999, compared with 2.55% at June 30, 1999 and 2.62% at September 30, 1998. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 1999 third quarter as a result of global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

GLOBAL CORPORATE AND INVESTMENT BANK

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 6,405        $ 3,839            67       $20,436        $16,556            23
Adjusted operating expenses (1)                   3,656          3,024            21        11,602         10,554            10
Provisions for benefits, claims,
  and credit losses                                 914          1,182           (23)        2,873          3,133            (8)
                                                ----------------------                     ----------------------
Core income (loss) before taxes
  and minority interest                           1,835           (367)          600         5,961          2,869           108
Income taxes (benefits)                             637           (181)          452         2,063            948           118
Minority interest, after-tax                         50             35            43           128            105            22
                                                ----------------------                     ----------------------
Core income (loss)                                1,148           (221)          619         3,770          1,816           108
Restructuring-related items, after-tax               --             --            --          (117)          (191)          (39)
                                                ----------------------                     ----------------------
Net income (loss) (2)                           $ 1,148        ($  221)          619       $ 3,887        $ 2,007            94
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
(2)   The 1999 nine month period excludes cumulative effect of accounting changes.
--------------------------------------------------------------------------------

Global Corporate and Investment Bank provides corporations, governments, institutions and investors in 100 countries with a broad range of financial products and services.

The Global Corporate and Investment Bank experienced a rebound from the loss in the 1998 period that resulted from severe global economic turmoil. Global Corporate and Investment Bank core income was $1.148 billion and $3.770 billion in the 1999 third quarter and nine months, up $1.369 billion and $1.954 billion from the comparable 1998 periods. The 1999 quarter and nine month increases reflect core income growth of $828 million and $1.295 billion in SSB, $301 million and $414 million in Emerging Markets, $162 million and $122 million in GRB and $78 million and $123 million in Commercial Lines, respectively.

Excluding the effect of the 1998 severe market conditions, core income growth was due to the following reasons in the respective businesses. SSB's core income growth was driven by strong revenue momentum in the private client group, principal transactions and investment banking. Emerging Markets core income growth was driven by increased revenues in loans, trade finance and structured products along with improved credit. GRB's core income growth was primarily a result of lower expenses. Commercial Lines improvement reflects a $49 million (after tax and minority interest) benefit from legislative changes as well as favorable prior year reserve development.

Net income, excluding the effect of accounting changes, in Global Corporate and Investment Bank totaled $3.887 billion in the 1999 nine months, up $1.88 billion or 94% from 1998. Included in the 1999 nine months net income were restructuring reserve releases of $143 million ($242 million pretax) of which $126 million ($213 million pretax) related to the 1997 reserve that resulted from SSB's reassessment of space needs due to the Citicorp merger. Included in 1998 nine months net income is a release of the 1997 restructuring reserve of $191 million ($324 million pretax) that resulted from SSB's negotiations on a sublease on the Seven World Trade Center location which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. See further discussion of the restructuring reserve release in SSB in Note 7 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic events, political policies, year 2000 potential impact on capital markets, and other factors in the 100 countries in which the businesses operate. Global economic events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of principal transactions, realized gains from sales of investments, and gains from asset sales may fluctuate in the future as a result of market and asset-specific factors. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type, or due to global economic developments. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. Pricing in the Commercial Lines marketplace is expected to continue to be competitive in 2000. Changes in the general interest rate environment affect the returns received by Commercial Lines on newly invested and reinvested funds. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Salomon Smith Barney

The following data does not include the Asset Management division of Salomon Smith Barney, which is included in the SSB Citi Asset Management Group results.

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 2,791        $   685           307       $ 9,401        $ 6,126            53
Adjusted operating expenses (1)                   2,107          1,326            59         6,753          5,514            22
                                                ----------------------                     ----------------------
Core income (loss) before taxes                     684           (641)          207         2,648            612           333
Income taxes (benefits)                             252           (245)          203           958            217           341
                                                ----------------------                     ----------------------
Core income (loss)                                  432           (396)          209         1,690            395           328
Restructuring-related credit, after-tax             (18)            --            NM          (142)          (191)          (26)
                                                ----------------------                     ----------------------
Net income (loss) (2)                           $   450        ($  396)          214       $ 1,832        $   586           213
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
(2)   The 1999 nine month period excludes cumulative effect of accounting change.
NM    Not meaningful
--------------------------------------------------------------------------------

Salomon Smith Barney reported core income in the 1999 third quarter and nine months of $432 million and $1.690 billion, up from a $396 million loss in the 1998 third quarter and income of $395 million in the 1998 nine months. The loss in the 1998 third quarter resulted from the severe global economic turmoil and included an after-tax loss of $700 million related to Global Arbitrage and Russian-related credit losses. Salomon Smith Barney continues to scale back its exposure to the Global Arbitrage business, with the balance sheet commitment to this business reduced by over 90% from its peak, to $7 billion of assets at September 30, 1999. See Note 7 of Notes to Consolidated Financial Statements for discussions of the restructuring-related credits in the first and third quarters of 1999 and the second quarter of 1998.

Comparisons with the 1999 second quarter reflect a decline in commissions and revenue from principal transactions as a result of weaker securities markets, partially offset by record underwriting fees and continued improvement in asset management activities retained in this segment. Annualized gross production per Financial Consultant remained strong at $465,000 demonstrating the stability of the private client business. Revenues by category were as follows:

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                     $   812        $   794             2       $ 2,615        $ 2,368            10
Investment banking                                  760            514            48         2,177          1,763            23
Principal transactions                              328         (1,332)          125         2,000           (238)          940
Asset management
  and administration fees (1)                       431            350            23         1,208            994            22
Net interest income (2)                             395            331            19         1,222          1,139             7
Other income                                         65             28           132           179            100            79
                                                ----------------------                     ----------------------
Total revenues, net of interest expense (2)     $ 2,791        $   685           307       $ 9,401        $ 6,126            53
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes the revenues of the Asset Management division which are reported in the SSB Citi Asset Management results.
(2) Net of interest expense of $2.414 billion and $3.005 billion in the 1999 and 1998 third quarters, and $7.062 billion and $8.979 billion in the 1999 and 1998 nine months.
--------------------------------------------------------------------------------

Revenues, net of interest expense, in the 1999 third quarter and nine months were $2.791 billion and $9.401 billion, a 307% and 53% improvement over the comparable 1998 periods, reflecting increases in all categories.

The increase in Commission revenues reflects growth in sales of listed and over-the-counter ("OTC") securities and insurance and options commissions as well as the Company's Private Client group continuing its strong growth in revenue.

The increase in Investment banking revenues in the 1999 third quarter compared to the 1998 third quarter reflects increases in high grade debt, high yield and equity underwritings, partially offset by a decline in merger and acquisition fees. The increase in the 1999 nine months compared to the 1998 nine months reflects an increase in merger and acquisition fees.

Principal transaction revenues increased to $328 million and $2.0 billion in the 1999 third quarter and nine months, compared to losses of $1.332 billion and $238 million in the 1998 periods. The 1998 periods reflect substantial losses from fixed income trading and the customer business, including Global Arbitrage and Russian-related credit losses.

The increase in Asset management and administration fees reflects the growth in assets under fee-based management. These fees include results from assets managed by the Financial Consultants as well as assets that are externally managed by the consulting group. Assets under fee-based management increased significantly at September 30, 1999 compared to September 30, 1998 causing the corresponding increase in revenue. Total assets under fee-based management at September 30, were as follows:

                                                                              September 30,
                                                                       ---------------------------             %
In billions of dollars                                                  1999                1998            Change
------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                                  $21.4                $13.8             55
Consulting Group externally managed assets                              74.6                 63.9             17
                                                                       --------------------------
Total assets under fee-based management (1)                            $96.0                $77.7             24
------------------------------------------------------------------------------------------------------------------

(1) Excludes the assets under management of SSB Asset Management, which are reported in the SSB Citi Asset Management results.
--------------------------------------------------------------------------------

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

Emerging Markets

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 1,051        $   723            45       $ 3,282        $ 2,656            24
Adjusted operating expenses (1)                     521            515             1         1,535          1,500             2
Provision for credit losses                          32            198           (84)          257            339           (24)
                                                ----------------------                     ----------------------
Core income before taxes
  and minority interest                             498             10            NM         1,490            817            82
Income taxes                                        189              3            NM           561            306            83
Minority interest, after-tax                          1             --            NM             4             --            NM
                                                ----------------------                     ----------------------
Core income                                         308              7            NM           925            511            81
Restructuring-related items, after-tax                8             --            NM            10             --            NM
                                                ----------------------                     ----------------------
Net income                                      $   300        $     7            NM       $   915        $   511            79
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    82        $    78             5       $    82        $    76             8
Return on assets                                   1.45%          0.04%                       1.49%          0.90%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   1.49%          0.04%                       1.51%          0.90%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful.
--------------------------------------------------------------------------------

Emerging Markets core income was $308 million and $925 million in the 1999 third quarter and nine months, up $301 million and $414 million from 1998. Included in the 1998 periods are losses of $194 million attributable to the financial market turmoil in Russia. Excluding the Russia related losses, core income was up $107 million or 53% in the quarter and $220 million or 31% in the nine months as revenue growth was combined with an improved credit outlook which resulted in a lower provision for credit losses. Net income of $300 million and $915 million in the 1999 quarter and nine months included restructuring-related items of $8 million ($14 million pretax) and $10 million ($17 million pretax), respectively.

Revenues, net of interest expense, were $1.051 billion and $3.282 billion in the 1999 third quarter and nine months, up $328 million or 45% and $626 million or 24%, respectively, from 1998. Excluding Russia related losses, revenue was up $123 million or 13% in the quarter and $421 million or 15% in the nine months. The quarterly and nine month comparisons reflect strong revenue growth in loans, trade finance and structured products revenues across all regions.

Revenue attributed to the Embedded Bank and Emerging Local Corporate strategies (Citigroup's plans to gain market share in selected emerging market countries), together with new franchises, accounted for 7% of the Emerging Markets business revenue in both the 1999 third quarter and nine months, and was up 16% and 36% in the quarterly and nine month comparisons. About 27% of the revenue in the Emerging Markets business in the 1999 third quarter and nine months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 8% and 18% in the quarterly and nine month comparisons.

Adjusted operating expenses were well controlled with a 1% and 2% increase in the quarterly and nine month comparisons. For both 1999 periods, investment spending to gain market share in selected emerging market countries was essentially funded by savings from the 1997 and 1998 restructuring actions and other expense savings initiatives.

The provision for credit losses totaled $32 million in the quarter and $257 million in the nine months, down $166 million and $82 million, respectively, from the 1998 periods. Excluding Russia related write-offs, the provision was down $70 million compared to the 1998 quarter, as an improved credit outlook resulted in a lower provision for credit losses. Net write-offs in the 1999 third quarter were at their lowest level in the past five quarters.

Cash-basis loans were $1.154 billion at September 30, 1999, reflecting a decrease of $43 million from June 30, 1999, principally due to decreases in Asia. Compared to a year ago, cash-basis loans increased $172 million due to increases in Latin America and CEEMEA (Central and Eastern Europe, Middle East and Africa), partially offset by reductions in Asia. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" on page 45.

While economic conditions can be volatile in any country or group of countries, Citigroup does not expect significant quarter-to-quarter increases in Emerging Markets net credit losses or cash-basis loans during the remainder of 1999. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Average assets of $82 billion in the 1999 third quarter and nine months reflected growth of $4 billion and $6 billion, respectively. This growth was primarily driven by higher loans and trading assets.

Global Relationship Banking

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   985           $827            19       $ 3,083        $ 2,967             4
Adjusted operating expenses (1)                     740            806            (8)        2,278          2,368            (4)
Provision (benefit) for credit losses                 5             34           (85)            1            (14)          107
                                                ----------------------                     ----------------------
Core income (loss) before taxes                     240            (13)           NM           804            613            31
Income taxes (benefits)                              87             (4)           NM           294            225            31
                                                ----------------------                     ----------------------
Core income (loss)                                  153             (9)           NM           510            388            31
Restructuring-related items, after-tax               10             --            NM            15             --            NM
                                                ----------------------                     ----------------------
Net income (loss)                               $   143           ($ 9)           NM       $   495        $   388            28
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    75            $93           (19)      $    81        $    91           (11)
Return on assets                                   0.76%            NM                        0.82%          0.57%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                                   0.81%            NM                        0.84%          0.57%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $153 million and $510 million in the 1999 third quarter and nine months, respectively. Included in the 1998 periods are losses of $143 million attributable to global economic turmoil, consisting of the $97 million impact from a writedown of fixed income inventories and $46 million related to Russia. The 1998 second quarter included $104 million related to the disposition of real estate investments and a related real estate recovery. Excluding these items, GRB core income grew $19 million or 14% in the third quarter of 1999 and $83 million or 19% in the nine month comparison. Net income of $143 million in the 1999 quarter and $495 million in the related nine months included restructuring-related items of $10 million ($15 million pretax) and $15 million ($23 million pretax), respectively.

Revenues, net of interest expense, of $985 million increased $158 million or 19% in the 1999 third quarter. Excluding the effect of the 1998 global economic turmoil, revenues were essentially flat as growth in global equities was offset by reductions in loan portfolio revenues. Revenues grew 3% in the nine month comparison, excluding the effect of 1998 global economic turmoil and real estate gains, primarily due to increases in structured products revenues, global equities, and transaction services, partially offset by a decline in loan portfolio revenues.

Adjusted operating expenses were $740 million and $2.278 billion in the 1999 third quarter and nine months, down $66 million or 8% and $90 million or 4%, respectively, from the 1998 periods. The decrease in expenses was due to lower EMU and year 2000 expenses, restructuring actions and business integration initiatives with SSB.

The provision (benefit) for credit losses declined $29 million in the quarter reflecting $53 million of Russia related write-offs in the prior year quarter. Net recoveries in the 1998 nine months were primarily the result of real estate recoveries partially offset by Russia related write-offs.

Cash-basis loans were $302 million at September 30, 1999, reflecting increases of $23 million from June 30, 1999 and $16 million from September 30, 1998. The Other Real Estate Owned portfolio was $178 million at September 30, 1999 and June 30, 1999, a decline of $141 million from September 30, 1998, due to a decrease in North America Real Estate. See the tables entitled "Cash-Basis, Renegotiated, and Past Due Loans" and "Other Real Estate Owned and Assets Pending Disposition" on page 45.

Average assets of $75 billion in the 1999 third quarter declined $18 billion from 1998, while the 1999 nine month average of $81 billion declined $10 billion. These declines primarily reflect the transfer of certain fixed income businesses to SSB and lower trading assets.

Commercial Lines

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 1,578        $ 1,604            (2)      $ 4,670        $ 4,807            (3)
Claims and claim adjustment expenses                877            950            (8)        2,615          2,808            (7)
Total operating expenses                            288            377           (24)        1,036          1,172           (12)
                                                ----------------------                     ----------------------
Income before taxes and minority interest           413            277            49         1,019            827            23
Income taxes                                        109             65            68           250            200            25
Minority interest, after-tax                         49             35            40           124            105            18
                                                ----------------------                     ----------------------
Net income (1) (2)                              $   255        $   177            44       $   645        $   522            24
------------------------------------------------------------------------------------------------------------------------------------

(1)   The 1999 nine month period excludes cumulative effect of accounting changes.
(2)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance related services through brokers and independent agencies -- reported net income, excluding the effect of accounting changes, of $255 million and $645 million in the 1999 third quarter and nine months, up from $177 million and $522 million in the comparable periods of 1998. The 44% improvement in the 1999 third quarter over the 1998 quarter reflects a $49 million (after tax and minority interest) benefit resulting from legislative actions by the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds, favorable prior-year reserve development, lower weather-related losses despite catastrophe losses due to Hurricane Floyd and continued expense savings and was partially offset by a decrease in fee income. The operating trends for the nine months of 1999 compared to 1998 were the same as those in the quarter. Operating results reflect the long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Net written premiums by market were as follows:

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
National Accounts                               $   149        $   175           (15)      $   400        $   484           (17)
Commercial Accounts                                 470            446             5         1,354          1,349            --
Select Accounts                                     355            366            (3)        1,121          1,138            (1)
Specialty Accounts                                  158            181           (13)          466            530           (12)
                                                ----------------------                     ----------------------
Total net written premiums                      $ 1,132        $ 1,168            (3)      $ 3,341        $ 3,501            (5)
------------------------------------------------------------------------------------------------------------------------------------

Commercial Lines net written premiums in the 1999 third quarter and nine months totaled $1.132 billion and $3.341 billion, down from $1.168 billion and $3.501 billion in the comparable periods of 1998. The trend in written premiums for all lines continues to reflect the highly competitive marketplace and the continued disciplined approach to underwriting and risk management. Also contributing to the net written premium decrease in National Accounts and Specialty Accounts was the impact of additional reinsurance coverage. The slight increase in Commercial Accounts net written premiums reflects growth in specific business segments and an improving rate environment.

National Accounts new business was significantly lower in both the 1999 third quarter and nine months than in the comparable periods of 1998, reflecting a continued disciplined approach to underwriting and risk management. National Accounts business retention ratio in the 1999 third quarter was virtually the same as that in the 1998 third quarter and was moderately higher in the first nine months of 1999 compared to the first nine months of 1998, reflecting the loss of one large account in the 1998 second quarter.

Commercial Accounts new business in the 1999 third quarter was marginally lower than in the 1998 third quarter, and for the first nine months of 1999, significantly declined compared to the first nine months of 1998, reflecting the focus on obtaining new business accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the 1999 third quarter than in the 1998 third quarter and for the first nine months of 1999 remained virtually the same compared to the first nine months of 1998. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

New premium business in Select Accounts was moderately lower in the 1999 third quarter and significantly lower in the 1999 nine months than in the comparable periods of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the 1999 third quarter and nine months remained strong and was virtually the same as in the comparable periods of 1998.

Catastrophe losses, net of taxes and reinsurance, were $17 million and $27 million in the 1999 third quarter and nine months, compared to $15 million and $25 million in the comparable periods of 1998. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter. Catastrophe losses in 1998 were due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                           --------------------------------------------------------------------
                                                                 1999         1998                     1999         1998
-------------------------------------------------------------------------------------------------------------------------------
Statutory combined ratio before policyholder dividends          114.6%        108.0%                  108.4%        108.1%
GAAP combined ratio before policyholder dividends                96.8%        107.9%                  103.3%        108.5%
-------------------------------------------------------------------------------------------------------------------------------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the 1999 third quarter statutory combined ratio before policyholder dividends compared to the 1998 third quarter statutory combined ratio before policyholder dividends was principally due to the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding this commutation, the statutory combined ratio before policyholder dividends was 105.1% in the 1999 third quarter. The improvement in the 1999 third quarter statutory combined ratio before policyholder dividends excluding the commutation was primarily due to favorable prior-year reserve development and lower weather-related losses. The improvement in the 1999 third quarter GAAP combined ratio before policyholder dividends compared to the 1998 third quarter GAAP combined ratio before policyholder dividends was due to favorable prior-year reserve development, the benefit of the New York and Pennsylvania legislative actions and lower weather-related losses, partially offset by lower fee income.

The first nine months of 1999 statutory combined ratio before policyholder dividends excluding the commutation of the asbestos liability (described above) was 105.2%. The improvement was primarily due to favorable prior-year reserve development and lower weather-related losses. The improvement in the first nine months of 1999 GAAP combined ratio before policyholder dividends compared to the first nine months of 1998 GAAP combined ratio before policyholder dividends was due to favorable prior-year reserve development, lower weather-related losses and the benefit of the above mentioned state legislative actions, partially offset by lower fee income.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At September 30, 1999, approximately 17% of the net aggregate reserve (i.e., approximately $119 million) consisted of case reserve for resolved claims. The balance, approximately 83% of the net aggregate reserve (i.e., approximately $587 million), was carried in a bulk reserve and included incurred but not reported environmental claims for which specific claims have not been received.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At September 30, 1999, approximately 13% of the net aggregate reserve (i.e., approximately $108 million) was for pending asbestos claims. The balance, approximately 87% of the net aggregate reserve (i.e., approximately $729 million), represents incurred but not reported losses for which specific claims have not been received.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. It is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development may be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING (1)

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest
expense                                         $   669        $   602            11       $ 1,950        $ 1,762            11
Total operating expenses                            415            384             8         1,208          1,126             7
Provision (benefit) for credit losses                 2              1           100            12             (6)          300
                                                ----------------------                     ----------------------
Income before taxes                                 252            217            16           730            642            14
Income taxes                                         97             84            15           281            249            13
                                                ----------------------                     ----------------------
Net income                                      $   155        $   133            17       $   449        $   393            14
------------------------------------------------------------------------------------------------------------------------------------
Assets under management
  (in billions of dollars)                      $   443        $   367            21       $   443        $   367            21
------------------------------------------------------------------------------------------------------------------------------------

(1) Private Banking results were previously reported as part of the Global Consumer business. All periods have been restated to reflect this reorganization.
--------------------------------------------------------------------------------

Global Investment Management and Private Banking offers mutual and closed-end funds, separately managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients from global investment centers around the world through SSB Citi Asset Management Group and the Global Private Bank. Net income of $155 million and $449 million in the 1999 third quarter and nine months was up $22 million or 17% and $56 million or 14% from the 1998 periods, reflecting increased revenues derived from a 21% increase in assets under management to $443 billion. Expenses remained controlled even though sales and marketing efforts were expanded and investments were made in technology, and research and quantitative functional analysis. The provision for credit losses, although up from the prior year periods, remained nominal.

SSB Citi Asset Management Group

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest
expense                                         $   367        $   318            15       $ 1,078        $   933            16
Total operating expenses                            232            206            13           673            595            13
                                                ----------------------                     ----------------------
Income before taxes                                 135            112            21           405            338            20
Income taxes                                         53             45            18           159            134            19
                                                ----------------------                     ----------------------
Net income                                      $    82        $    67            22       $   246        $   204            21
------------------------------------------------------------------------------------------------------------------------------------
Assets under management
  (in billions of dollars) (1)                  $   351        $   294            19       $   351        $   294            19
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes $36 billion and $32 billion in the 1999 and 1998 third quarters, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

SSB Citi Asset Management Group ("the Group") is comprised of Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Asset Management. The Group offers institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

The Group's net income of $82 million in the third quarter was up $15 million, a 22% increase from the 1998 quarter, as revenue growth offset increased expenses from continued investments in the business' infrastructure, sales and marketing activities, and investment research. In the 1999 nine months, net income of $246 million was up $42 million, a 21% increase over 1998.

Assets under management rose 19% from the year-ago quarter to $351 billion, as growth continued across all major product categories. Separately managed accounts grew 25% to $144 billion as institutional accounts grew $16 billion or 20% and private client accounts grew $12 billion or 34%. Strong growth in institutional client assets year-over-year was partly due to cross selling efforts through the Global Corporate and Investment Bank. Money fund and long-term mutual fund assets grew by 19% and 11%, respectively, as market share in proprietary U.S. distribution channels increased. Capitalizing on Japan's Big Bang, year-to-date the

Group raised over $1.5 billion in Japan through sales of its new CitiFunds mutual funds and the sale of Salomon Brothers mutual funds in non-proprietary channels. Mutual fund sales year-to-date through the Citibank Europe Consumer Bank totaled $2.3 billion.

Revenues, net of interest expense, increased $49 million or 15% to $367 million in the quarter, and increased $145 million or 16% to $1.078 billion year-to-date. These increases were predominantly in investment advisory fees and other asset-based fees, such as fund administration fees, which reflect the broad growth in assets under management.

Operating expenses increased $26 million or 13% to $232 million in the quarter, and increased $78 million or 13% to $673 million year-to-date. These increases reflect global business growth, including sales and marketing expansion to support distribution efforts through Citigroup and non-proprietary channels. The increase also reflects efforts to build the Group's investment research and quantitative analysis capabilities.

Global Private Bank

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   302        $   284             6       $   872        $   829             5
Total operating expenses                            183            178             3           535            531             1
Provision (benefit) for credit losses                 2              1           100            12             (6)          300
                                                ----------------------                     ----------------------
Income before taxes                                 117            105            11           325            304             7
Income taxes                                         44             39            13           122            115             6
                                                ----------------------                     ----------------------
Net income                                      $    73        $    66            11       $   203        $   189             7
------------------------------------------------------------------------------------------------------------------------------------
Average assets (in billions of dollars)         $    21        $    17            24       $    19        $    16            19
Return on assets                                   1.38%          1.54%                       1.43%          1.58%
------------------------------------------------------------------------------------------------------------------------------------
Assets under management
  (in billions of dollars)                      $   128        $   105            22       $   128        $   105            22
------------------------------------------------------------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported net income of $73 million and $203 million in the 1999 third quarter and nine months, up $7 million or 11% and $14 million or 7% from the 1998 periods, primarily reflecting revenue growth.

Client business volumes under management were $128 billion at September 30, 1999, up from $105 billion a year ago, primarily reflecting growth in custody accounts and lending.

Total revenues, net of interest expense, were $302 million and $872 million in the quarter and nine months, up $18 million or 6% and $43 million or 5% from 1998. The increases reflected growth in net interest income, and placement and performance fee revenue, partially offset by reduced customer-based trading-related revenue. Strong U.S.-based customer revenue growth was partially offset by low growth in the international markets.

Total operating expenses of $183 million in the quarter and $535 million in the nine months were up $5 million or 3% from the year-ago quarter, and were up $4 million or 1% year-to-date, as a 9% reduction in staffing levels was offset by higher incentive compensation and technology expenses.

The provision for credit losses was $2 million and $12 million for the 1999 quarter and nine months, compared with a $1 million provision in the 1998 third quarter, and a benefit of $6 million in the nine months. The year-to-date change was driven by the substantial reduction in prior year U.S. credit recoveries. Loans 90 days or more past due also continued to remain low at $145 million or 0.69% of loans at September 30, 1999, compared to $162 million or 0.88% at June 30, 1999 and $195 million or 1.19% at September 30, 1998.

CORPORATE/OTHER

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           ($ 38)         ($ 48)           21         ($ 80)        ($ 140)           43
Adjusted operating expenses (1)                     209            105            99           566            370            53
Provision for benefits,
  claims, and credit losses                          14             (1)           NM            34             (3)           NM
                                                ----------------------                     ----------------------
Core loss before tax benefits                      (261)          (152)           72          (680)          (507)           34
Income tax benefits                                 (99)           (63)           57          (234)          (180)           30
                                                ----------------------                     ----------------------
Core loss                                          (162)           (89)           82          (446)          (327)           36
Restructuring-related items, after-tax               (2)            --            NM            14             --            NM
                                                ----------------------                     ----------------------
Net loss                                         ($ 160)         ($ 89)           80        ($ 460)        ($ 327)           41
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes certain net treasury results and corporate staff and other corporate expenses. Net loss of $160 million and $460 million in the 1999 third quarter and nine months increased $71 million and $133 million over the respective prior year periods, primarily reflecting increases in certain technology expenses, higher treasury costs at the parent company level, partially offset by lower corporate staff expenses as a result of a 15% reduction in headcount in the 1999 period.

Performance options granted in 1998 to a group of key Citicorp employees will vest when the daily average of the high and low trading prices of Citigroup common stock on the New York Stock Exchange reaches $53.33 for 10 out of 30 consecutive trading days. Through November 11, 1999, the performance target has been met for 8 out of 11 consecutive trading days. As a result, in the 1999 fourth quarter there may be additional compensation expense of $41 million ($26 million after-tax) recorded over the amount that would otherwise have been recognized. Compensation expense associated with performance options is recognized over the period to the estimated vesting date and in full for options that have vested.

INVESTMENT ACTIVITIES

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                ----------------------            %        ----------------------          %
In millions of dollars                            1999          1998            Change      1999           1998          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $   311        $   168            85       $   734        $ 1,278           (43)
Total operating expenses                             17             11            55            47             35            34
Benefit for credit losses                            --             --            --            --            (10)           NM
                                                ----------------------                     ----------------------
Income before taxes and minority interest           294            157            87           687          1,253           (45)
Income taxes                                        103             53            94           238            423           (44)
Minority interest, after-tax                         (3)             4          (175)            2             12           (83)
                                                ----------------------                     ----------------------
Net income                                      $   194        $   100            94       $   447        $   818           (45)
------------------------------------------------------------------------------------------------------------------------------------

NM    Not meaningful
--------------------------------------------------------------------------------

Investment Activities comprises venture capital activities, realized investment gains (losses) related to certain corporate and insurance related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $194 million and $447 million for the 1999 third quarter and nine months was up $94 million or 94% from the 1998 third quarter, but was down $371 million or 45% from the 1998 year-to-date period.

Revenues, net of interest expense, of $311 million for the 1999 quarter increased $143 million or 85% from the 1998 quarter primarily reflecting a $370 million increase in venture capital revenues, resulting mostly from IPO activity, partially offset by a decrease in net asset gains reflecting the 1998 sale of a portion of an investment in Latin America. The 1998 period also included a $50 million investment writedown in Latin America. For the nine month period, revenues of $734 million decreased $544 million or 43% from the same period in 1998, reflecting a $654 million decrease in realized gains from sales of investments and net asset gains, partially offset by a $268 million increase in venture capital revenues. The decrease in realized gains from sales of investments resulted primarily from lower revenues from sales of Brazilian Brady Bonds and the decline in net asset gains resulted from the 1998 sale of a portion of an investment in Latin America.

Investment Activities results may fluctuate in the future due to market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. Citigroup has assessed and modified its computer systems and business processes to provide for their continued functionality and is also completing assessing the readiness of third parties with which it interfaces.

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

The pretax cost associated with the required modifications and conversions is expected to total approximately $950 million through 1999. This cost is being funded from a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $890 million has been incurred to date, including approximately $230 million in the first nine months of 1999, of which approximately $60 million was incurred in the third quarter.

Substantially all of the required modification and internal testing work has been completed, including modification and testing of all critical systems. In addition, Citigroup's year 2000 program encompasses a range of other matters, including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed, and substantially all are considered compliant.

Citigroup is addressing year 2000 issues that may exist with other significant third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose Citigroup to the potential for loss, impairment of business processes and activities, and disruption of financial markets. Citigroup is addressing these risks worldwide through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

Citigroup has created contingency plans intended to address perceived risks associated with its year 2000 effort. These include business resumption contingency plans to address the possibility of systems failure and market resumption contingency plans to address the possibility of failure of systems or processes outside Citigroup's control. Contingency planning, and preparations for the management of the date change, will continue worldwide through 1999. Plans have been validated, and Citigroup will continue to review and refine the plans throughout the balance of the year.

Citigroup has also developed plans for the management of the century date change weekend and has identified a global network of command centers. A series of dress rehearsals for the century date change weekend is under way with the objective of testing global readiness.

Notwithstanding these activities, the failure of efforts to address in a timely manner the year 2000 problem could have a material adverse effect on the Company's results of operations in future periods.

An additional year 2000 issue for TAP is the potential future impact of claims for insurance coverage from customers who suffer year 2000 business losses or claim coverage for their potential liability to third parties. TAP has undertaken certain initiatives to mitigate this potential risk, including addressing year 2000 issues, where applicable, in the underwriting of insurance policies. Losses for year 2000 insurance claims and litigation costs related to such claims are not reasonably estimable at this time.

The Company's expectations with respect to remediation of and claims from customers with respect to year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions, including the performance of global financial markets, risks associated with fluctuating levels of principal transactions, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities, particularly in Emerging Markets; results of various Investment Activities; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; the actual cost of year 2000-related remediation and claims, if any; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recent mergers and business acquisitions, as well as achieving its other cost-saving initiatives.

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

At Citicorp, Earnings-at-Risk measures the discounted pretax earnings impact over a specified time horizon of a specified shift in the interest rate yield curve for the appropriate currency. The yield curve shift assumes a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position, as well as option positions, both explicit and embedded.

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of September 30, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of September 30, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk ranged from 25 to 1,781 basis points, over a four-week defeasance period.

The following table illustrates that, as of September 30, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $151 million in the next twelve months, and approximately $127 million for the total five-year period 1999-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $98 million in the next twelve months, and approximately $232 million for the five-year period 1999-2004.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                 Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of(1)
                                                                -----------------------------------------------------------------
                                                                     Two Standard Deviations          Two Standard Deviations(2)
                                                                -----------------------------------------------------------------
In millions of dollars at September 30, 1999                       Increase          Decrease         Increase          Decrease
---------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                           ($72)            $   77            ($14)              $ 14
Four to six months                                                   (35)                42             (24)                25
Seven to twelve months                                               (44)                46             (60)                60
                                                                -----------------------------------------------------------------
Total overnight to twelve months                                    (151)               165             (98)                99
---------------------------------------------------------------------------------------------------------------------------------
Year two                                                             (49)                46            (115)               115
Year three                                                            (5)                (1)            (28)                28
Year four                                                             28                (33)             (7)                 8
Year five                                                             62                (71)             (3)                 4
Effect of discounting                                                (12)                16              19                (19)
                                                                -----------------------------------------------------------------
Total                                                              ($127)            $  122           ($232)              $235
---------------------------------------------------------------------------------------------------------------------------------

(1) Primarily results from Earnings-at-Risk in Singapore dollar, Hong Kong dollar, Korea won, and Thai baht.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance among currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's risk profile in the one- to three-year time horizon for U.S. dollars is directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates, and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                               U.S. Dollar                            Non-U.S. Dollar
                                                  -------------------------------------------------------------------------------
                                                  Sept. 30,      Dec. 31,     Sept. 30,     Sept. 30,      Dec. 31,     Sept. 30,
In millions of dollars                               1999          1998          1998          1999          1998          1998
---------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                            ($151)         ($148)        ($159)        ($98)          ($93)         ($72)
Decrease                                              165            156           180           99             93            72
---------------------------------------------------------------------------------------------------------------------------------

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

Citicorp Twelve Month Earnings-at-Risk (excluding effect of derivatives)

                                                               U.S. Dollar                            Non-U.S. Dollar
                                                 --------------------------------------------------------------------------------
                                                  Sept. 30,      Dec. 31,     Sept. 30,     Sept. 30,      Dec. 31,     Sept. 30,
In millions of dollars                               1999          1998          1998          1999          1998          1998
---------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($19)          $10           $20         ($130)         ($94)         ($77)
Decrease                                               33            (3)           (9)          130            94            77
---------------------------------------------------------------------------------------------------------------------------------

During the nine months of 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $151 million in the aggregate at each month end of 1999, compared with a range from $65 million to $173 million at each month end during 1998. The relatively lower U.S. dollar Earnings-at-Risk experienced during the first nine months of 1999 was primarily due to the reduction in the level of receive fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $95 million to $123 million in the aggregate at each month end during the nine months of 1999, compared with a range from $53 million to $98 million during 1998. The higher non-U.S. dollar Earnings-at-Risk experienced during the 1999 nine months primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1998 Annual Report and Form 10-K. At September 30, 1999 there was no significant change to the risk profile as disclosed at year-end 1998.

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

The level of exposure taken depends on the market environment and expectations of future market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $20 million at September 30, 1999. Daily exposures at Citicorp averaged $17 million in the 1999 third quarter and ranged from $14 million to $21 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $22 million at September 30, 1999. Quarterly exposures at Salomon Smith Barney averaged $30 million in the 1999 third quarter and ranged from $22 million to $41 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of September 30, 1999 and December 31, 1998 along with the third quarter 1999 average.

                                                                Citicorp                             Salomon Smith Barney
                                                   ------------------------------------------------------------------------------
                                                                  1999                                      1999
                                                                  Third                                     Third
                                                   Sept. 30,     Quarter       Dec. 31,     Sept. 30,      Quarter       Dec. 31,
In millions of dollars                               1999        Average         1998          1999        Average       1998 (1)
---------------------------------------------------------------------------------------------------------------------------------
Interest rate                                         $14           $12           $13           $22           $29           $60
Foreign exchange                                        9             7             7             5             6             2
Equity                                                 12            10             5             4             5             5
All other (primarily commodity)                         2             1             1             6             9            11
Covariance adjustment                                 (17)          (13)          (11)          (15)          (19)          (18)
                                                   ------------------------------------------------------------------------------
Total                                                 $20           $17           $15           $22           $30           $60
---------------------------------------------------------------------------------------------------------------------------------

(1) In 1999, Salomon Smith Barney began using one year of historical price data (i.e., volatilities and correlation factors) to calculate VAR, rather than the previously used six months, primarily for consistency with the capital guidelines issued by the Federal Reserve Board. The amounts in the table above provide the restated VAR.
--------------------------------------------------------------------------------

The table below provides the distribution of Value-at-Risk during the third quarter of 1999.

                                                                           Citicorp                     Salomon Smith Barney
                                                                     ---------------------------------------------------------
In millions of dollars                                               Low              High              Low              High
------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                         $9               $14              $21              $37
Foreign exchange                                                       5                13                5                8
Equity                                                                 6                16                3               16
All other (primarily commodity)                                        1                 3                5               15
------------------------------------------------------------------------------------------------------------------------------

In addition to Value-at-Risk, stress and scenario analyses are also applied to the trading portfolios.

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at September 30, 1999 and December 31, 1998 include:

                                                                                       September 30, 1999     December 31, 1998 (1)
------------------------------------------------------------------------------------------------------------------------------------

                               Cross-Border Claims on Third Parties
                  -------------------------------------------------  Investments
                                                                        In and
                   Trading and     SSB Cross-                         Funding of       Total                   Total
In billions of      Short-term   Border Resale                           Local      Cross-Border  Commit-   Cross-Border   Commit-
 dollars            Claims(2)    Agreements(3)    All Other   Total   Franchises    Outstandings  ments(4)  Outstandings   ments(4)
-----------------------------------------------------------------------------------------------------------------------------------
United Kingdom        $4.6           $9.6           $2.8      $17.0     $  --        $17.0        $10.3       $10.4        $8.9
Germany                8.7            4.4            0.5       13.6       1.8         15.4          1.9        16.6         1.4
France                 5.1            5.6            0.4       11.1       0.2         11.3          2.1         8.2         1.1
Italy                  6.5            2.3            0.1        8.9        --          8.9          0.4         7.7         0.3
Japan                  4.8            2.8            0.7        8.3        --          8.3          0.3        14.1         0.1
Mexico                 2.1             --            1.8        3.9       0.6          4.5          0.2         4.9         0.2
Brazil                 1.2             --            1.6        2.8       1.4          4.2           --         4.1         0.1
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current quarter's presentation.
(2) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(3)   SSB refers to Salomon Smith Barney.
(4) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

Total cross-border outstandings for September 30, 1999 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, amount to $16.1 billion for Germany, $12.1 billion for Italy, $10.8 billion for France, $8.2 billion for the United Kingdom, $7.2 billion for Japan, $5.7 billion for Mexico, and $5.1 billion for Brazil.

Total cross-border outstandings for December 31, 1998 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, amounted to $17.4 billion for Germany, $12.9 billion for Japan, $8.7 billion for Italy, $8.7 billion for France, $7.9 billion for the United Kingdom, $5.9 billion for Mexico, and $4.5 billion for Brazil.

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

Citigroup, Citicorp, TAP, and The Travelers Insurance Company ("TIC") issue commercial paper directly to investors. CitiFinancial Credit Company, which had previously issued commercial paper, became an indirect subsidiary of Citicorp on August 4, 1999 and, thereafter, ceased such issuance. Citigroup and Citicorp maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. TAP and TIC maintain unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

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

Citigroup Inc.

Currently, Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At September 30, 1999, all of the facility was allocated to Citigroup. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $29.4 billion at September 30, 1999. Citigroup also has $300 million in 364-day facilities which expire in the second quarter of 2000. At September 30, 1999, there were no borrowings outstanding under either of these facilities.

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

Citigroup Ratios

                                                                        Sept. 30,        June 30,         Dec. 31,
                                                                          1999             1999             1998
------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                             9.58%            9.37%            8.68%
Total capital (Tier 1 and Tier 2)                                         12.34            12.12            11.43
Leverage (1)                                                               6.62             6.38             6.03
Common stockholders' equity                                                6.49             6.25             6.04
------------------------------------------------------------------------------------------------------------------

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted to $58.9 billion at September 30, 1999, representing 12.34% of net risk-adjusted assets. This compares to $57.8 billion and 12.12% at June 30, 1999 and $55.0 billion and 11.43% at December 31, 1998. Tier 1 capital of $45.7 billion at September 30, 1999 represented 9.58% of net risk-adjusted assets, compared to $44.7 billion and 9.37% at June 30, 1999 and $41.8 billion and 8.68% at December 31, 1998. Citigroup's leverage ratio was 6.62% at September 30, 1999 compared to 6.38% at June 30, 1999 and 6.03% at December 31, 1998.

Components of Capital Under Regulatory Guidelines

                                                                       Sept. 30,        June 30,         Dec. 31,
In millions of dollars                                                   1999             1999             1998
------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                           $  44,627        $  43,122        $  40,395
Perpetual preferred stock                                                 2,050            2,113            2,313
Mandatorily redeemable securities of subsidiary trusts                    4,920            4,920            4,320
Minority interest (1)                                                     1,544            1,540            1,602
Less: Net unrealized gains on securities available for sale (2)          (1,360)          (1,257)          (1,359)
Intangible assets:
   Goodwill                                                              (4,272)          (4,061)          (3,764)
   Other intangible assets                                               (1,660)          (1,565)          (1,620)
50% investment in certain subsidiaries (3)                                 (117)            (115)            (110)
                                                                      --------------------------------------------
Total Tier 1 capital                                                     45,732           44,697           41,777
------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (4)                                           5,977            5,976            6,024
Qualifying debt (5)                                                       6,815            6,876            7,296
Unrealized marketable equity securities gains (2)                           503              379               21
Less: 50% investment in certain subsidiaries (3)                           (116)            (114)            (110)
                                                                      --------------------------------------------
Total Tier 2 capital                                                     13,179           13,117           13,231
                                                                      --------------------------------------------
Total capital (Tier 1 and Tier 2)                                     $  58,911        $  57,814        $  55,008
------------------------------------------------------------------------------------------------------------------
Net risk-adjusted assets (6)                                          $ 477,318        $ 477,197        $ 481,208
------------------------------------------------------------------------------------------------------------------

(1)   Primarily related to Travelers Property Casualty Corp.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $31.3 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of September 30, 1999, compared to $30.0 billion as of June 30, 1999 and $37.3 billion as of December 31, 1998. Market risk-equivalent assets included in net risk-adjusted assets amounted to $41.9 billion at September 30, 1999, $46.9 billion at June 30, 1999, and $51.5 billion at December 31, 1998. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $4.2 billion during the first nine months of 1999 to $44.6 billion at September 30, 1999, representing 6.49% of assets, compared to $40.4 billion and 6.04% at year-end 1998. The net increase in common stockholders' equity during the nine months of 1999 principally reflected net income of $7.2 billion and issuance of shares pursuant to employee benefit plans and other activity of $1.3 billion, partially offset by treasury stock acquired of $2.8 billion and dividends declared on common and preferred stock of $1.5 billion. The increase in the common stockholders' equity ratio during the nine months of 1999 reflected the above items, partially offset by the increase in total assets.

During the 1999 nine months, Citigroup redeemed its $200 million Series J perpetual preferred stock and its $62.5 million Series O perpetual preferred stock . In October 1999 the remaining 140,000 shares ($140 million redemption value) of Citigroup's Series I Cumulative Convertible Preferred Stock was converted into 9.3 million shares of common stock. Citigroup has announced that it will redeem its $125 million Series S perpetual preferred stock on November 15, 1999.

The Board of Directors of Citigroup voted an increase of $3 billion in the existing authorization program to repurchase shares of common stock. The repurchases will be made from time to time in the open market, primarily to fund the Company's employee benefit plans.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 1999 qualify as Tier 1 capital. The amount outstanding at September 30, 1999 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities. The increase in trust securities outstanding during the nine months ended September 30, 1999 of $600 million represents parent-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 1999, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 67% and 64% of its total funding at September 30, 1999 and December 31, 1998, respectively, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $162 million during the nine months to $24.8 billion at September 30, 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at quarter-end was $27.5 billion, up from $26.8 billion at year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months included $6.6 billion of U.S. credit cards, $6.7 billion of U.S. consumer mortgages, and $300 million of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the nine months, the scheduled amortization of certain credit card securitization transactions made available $3.3 billion of new receivables. In addition, $500 million of credit card securitization transactions are scheduled to amortize during the 1999 fourth quarter.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1998 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 1999, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $3.8 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratios requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 1999, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $3.3 billion of the available $3.8 billion.

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

Citicorp Ratios

                                                                        Sept. 30,        June 30,         Dec. 31,
                                                                          1999             1999(1)          1998(1)
------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                             8.09%            8.78%            8.59%
Total capital (Tier 1 and Tier 2)                                         12.16            12.53            12.40
Leverage (2)                                                               6.76             7.22             6.88
Common stockholder's equity                                                6.74             7.17             6.94
------------------------------------------------------------------------------------------------------------------

(1)   Restated to include CitiFinancial Credit Company.
(2)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 1999 third quarter. Total capital (Tier 1 and Tier 2) amounted to $36.2 billion at September 30, 1999, representing 12.16% of net risk-adjusted assets. This compares with $36.7 billion and 12.53% at June 30, 1999 and $35.6 billion and 12.40% at December 31, 1998. Tier 1 capital of $24.1 billion at September 30, 1999 represented 8.09% of net risk-adjusted assets, compared with $25.8 billion and 8.78% at June 30, 1999 and $24.7 billion and 8.59% at December 31, 1998. Citicorp's Tier 1 capital ratio at September 30, 1999 was within Citicorp's target range of 8.00% to 8.30%.

CitiFinancial Credit Company ("CCC")

Currently, CCC has committed and available five-year revolving credit facilities in the amount of $3.4 billion which expire in 2002. At September 30, 1999, there were no borrowings outstanding under these facilities. In connection with the August 4, 1999 reorganization of CCC as a subsidiary of Citicorp, Citicorp guaranteed various debt obligations of CCC, including those arising under these facilities.

Travelers Property Casualty Corp.

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1999, this requirement was exceeded by approximately $4.7 billion. At September 30, 1999, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP received $850 million of dividends from its insurance subsidiaries during the first nine months of 1999.

Salomon Smith Barney Holdings Inc.

Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1998 Annual Report and Form 10-K. Total assets were $213 billion at September 30, 1999, up slightly from $212 billion at year-end 1998. As discussed in the 1998 Annual Report and Form 10-K, it is not uncommon for asset levels to fluctuate from period to period.

Salomon Smith Barney has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 2000. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At September 30, 1999, this requirement was exceeded by approximately $3.9 billion. At September 30, 1999, there were no borrowings outstanding under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $18.2 billion at September 30, 1999 and $19.1 billion at December 31, 1998. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

The Travelers Insurance Company ("TIC")

At September 30, 1999, TIC had $27.0 billion of life and annuity product deposit funds and reserves. Of that total, $14.3 billion is not subject to discretionary withdrawal based on contract terms. The remaining $12.7 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.4 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.3 billion of liabilities are surrenderable without charge. More than 12% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $504 million of statutory surplus is available in 1999 for such dividends without Department approval of which $413 million was paid during the first nine months of 1999.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                             ---------------------------------------------------------------------
In millions, except per share amounts                             1999            1998                 1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                   $  5,784        $  5,884             $ 17,286         $ 16,853
Other interest and dividends                                       5,417           5,926               16,280           17,723
Insurance premiums                                                 2,636           2,423                7,778            7,158
Commissions and fees                                               3,149           2,995                9,174            9,017
Principal transactions                                               954          (1,016)               3,996            1,227
Asset management and administration fees (1)                       1,056             563                3,014            1,614
Realized gains (losses) from sales of investments                     35             (16)                 276              694
Other income                                                       1,066             835                3,250            2,706
                                                             ---------------------------------------------------------------------
Total revenues                                                    20,097          17,594               61,054           56,992
Interest expense                                                   6,076           7,173               18,583           20,810
                                                             ---------------------------------------------------------------------
Total revenues, net of interest expense                           14,021          10,421               42,471           36,182
                                                             ---------------------------------------------------------------------

Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                   2,258           2,099                6,457            6,140
Provision for credit losses                                          632             826                2,151            2,077
                                                             ---------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses           2,890           2,925                8,608            8,217
                                                             ---------------------------------------------------------------------

Operating expenses
Non-insurance compensation and benefits                            3,531           2,819               10,901            9,739
Insurance underwriting, acquisition, and operating                   770             756                2,397            2,379
Restructuring-related items                                           22              --                  (61)            (324)
Other operating                                                    2,938           2,764                8,869            7,964
                                                             ---------------------------------------------------------------------
Total operating expenses                                           7,261           6,339               22,106           19,758
                                                             ---------------------------------------------------------------------

Income before income taxes, minority interest
  and cumulative effect of accounting changes                      3,870           1,157               11,757            8,207
Provision for income taxes                                         1,379             375                4,204            2,914
Minority interest, net of income taxes                                56              53                  181              163
                                                             ---------------------------------------------------------------------
Income before cumulative effect of accounting changes              2,435             729                7,372            5,130
Cumulative effect of accounting changes (2)                           --              --                 (127)              --
                                                             ---------------------------------------------------------------------
Net income                                                      $  2,435        $    729             $  7,245         $  5,130
                                                             ---------------------------------------------------------------------
Basic Earnings Per Share (3)
Income before cumulative effect of accounting changes           $   0.72        $   0.20             $   2.18         $   1.47
Cumulative effect of accounting changes (2)                           --              --                (0.04)              --
                                                             ---------------------------------------------------------------------
Net income                                                      $   0.72        $   0.20             $   2.14         $   1.47
                                                             ---------------------------------------------------------------------
Weighted average common shares outstanding                       3,332.0         3,372.5              3,335.0          3,368.9
                                                             ---------------------------------------------------------------------
Diluted Earnings Per Share (3)
Income before cumulative effect of accounting changes           $   0.70        $   0.20             $   2.10         $   1.43
Cumulative effect of accounting changes (2)                           --              --                (0.03)              --
                                                             ---------------------------------------------------------------------
Net income                                                      $   0.70        $   0.20             $   2.07         $   1.43
                                                             ---------------------------------------------------------------------
Adjusted weighted average common shares outstanding              3,440.2         3,481.1              3,443.5          3,486.8
----------------------------------------------------------------------------------------------------------------------------------

(1) The 1999 third quarter and nine months include asset management and administration fees for Citicorp subsidiaries, previously reflected in commissions and fees.
(2) See Note 2 of Notes to Consolidated Financial Statements for a description of accounting changes.
(3) Earnings per share have been adjusted to reflect the three-for-two split in Citigroup's common stock, effective May 28, 1999. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                  September 30,
                                                                                                       1999        December 31,
In millions of dollars                                                                              (Unaudited)       1998
-------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash and other deposits)                             $  11,699      $  13,837
Deposits at interest with banks                                                                         13,439         11,643
Investments                                                                                            108,640        105,176
Federal funds sold and securities borrowed or purchased under agreements to resell                     104,690         94,831
Brokerage receivables                                                                                   21,063         21,413
Trading account assets                                                                                 106,685        119,845
Loans, net
     Consumer                                                                                          139,687        132,255
     Commercial                                                                                         97,657         89,703
                                                                                                     --------------------------
Loans, net of unearned income                                                                          237,344        221,958
     Allowance for credit losses                                                                        (6,706)        (6,617)
                                                                                                     --------------------------
Total loans, net                                                                                       230,638        215,341
Reinsurance recoverables                                                                                 9,635          9,492
Separate and variable accounts                                                                          19,641         15,820
Other assets                                                                                            61,320         61,243
                                                                                                     --------------------------
Total assets                                                                                         $ 687,450      $ 668,641
-------------------------------------------------------------------------------------------------------------------------------
Liabilities
     Non-interest-bearing deposits in U.S. offices                                                   $  16,756      $  17,058
     Interest-bearing deposits in U.S. offices                                                          44,921         44,169
     Non-interest-bearing deposits in offices outside the U.S.                                          11,367         10,856
     Interest-bearing deposits in offices outside the U.S.                                             174,670        156,566
                                                                                                     --------------------------
Total deposits                                                                                         247,714        228,649
Federal funds purchased and securities loaned or sold under agreements to repurchase                    95,164         81,025
Brokerage payables                                                                                      15,543         21,055
Trading account liabilities                                                                             82,138         94,584
Contractholder funds and separate and variable accounts                                                 37,948         33,037
Insurance policy and claims reserves                                                                    43,988         43,990
Investment banking and brokerage borrowings                                                             11,710         14,040
Short-term borrowings                                                                                   14,043         16,112
Long-term debt                                                                                          48,542         48,671
Other liabilities                                                                                       38,923         40,310
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of -- Parent                                 2,300          1,700
                                                               -- Subsidiary                             2,620          2,620
Redeemable preferred stock -- Series I                                                                     140            140
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value         2,050          2,313
Common stock ($.01 par value; authorized shares: 6.0 billion), Issued shares --
  3,603,018,359 at September 30, 1999 and 3,603,106,368 at December 31, 1998 (1)                            36             36
Additional paid-in capital (1)                                                                           9,383          8,893
Retained earnings                                                                                       41,745         35,971
Treasury stock, at cost: September 30, 1999 -- 236,248,228 shares
  and December 31, 1998 -- 216,143,199 shares (1)                                                       (6,686)        (4,789)
Accumulated other changes in equity from nonowner sources                                                  717            781
Unearned compensation                                                                                     (568)          (497)
                                                                                                     --------------------------
Total stockholders' equity                                                                              46,677         42,708
                                                                                                     --------------------------
Total liabilities and stockholders' equity                                                           $ 687,450      $ 668,641
-------------------------------------------------------------------------------------------------------------------------------

(1) Reflects the three-for-two split in Citigroup's common stock, effective May 28, 1999. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
In millions of dollars                                                               1999          1998
---------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of period                                                       $  2,313      $  3,353
Redemption or retirement of preferred stock                                            (263)       (1,040)
                                                                                -------------------------------
Balance, end of period                                                                2,050         2,313
---------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of period                                                          8,929        12,496
Employee benefit plans                                                                  518           512
Conversion of preferred stock to common stock                                            --           153
Exercise of common stock warrants                                                        --           131
Other                                                                                   (28)           (7)
                                                                                -------------------------------
Balance, end of period                                                                9,419        13,285
---------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of period                                                         35,971        32,002
Net income                                                                            7,245         5,130
Common dividends (1)                                                                 (1,354)       (1,215)
Preferred dividends                                                                    (117)         (171)
                                                                                -------------------------------
Balance, end of period                                                               41,745        35,746
---------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of period                                                         (4,789)       (6,595)
Issuance of shares pursuant to employee benefit plans and other                         931           347
Treasury stock acquired                                                              (2,828)       (2,006)
                                                                                -------------------------------
Balance, end of period                                                               (6,686)       (8,254)
---------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of period                                                            781         1,057
Net change in unrealized gains and losses on investment securities, net of tax            1          (462)
Foreign currency translations adjustment, net of tax                                    (65)           (2)
                                                                                -------------------------------
Balance, end of period                                                                  717           593
---------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of period                                                           (497)         (462)
Issuance of restricted stock, net of amortization                                       (71)         (131)
                                                                                -------------------------------
Balance, end of period                                                                 (568)         (593)
---------------------------------------------------------------------------------------------------------------
Total common stockholders' equity (shares outstanding: 3,366,770,131 in 1999
  and 3,413,182,443 in 1998) (2)                                                     44,627        40,777
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         $ 46,677      $ 43,090
---------------------------------------------------------------------------------------------------------------
Summary of changes in equity from nonowner sources
Net income                                                                         $  7,245      $  5,130
Other changes in equity from nonowner sources, net of tax                               (64)         (464)
                                                                                -------------------------------
Total changes in equity from nonowner sources                                      $  7,181      $  4,666
---------------------------------------------------------------------------------------------------------------

(1) Common dividends declared were 12 cents per share in the first quarter of 1999, 14 cents per share in both the 1999 second and third quarters and
      8.3 cents per share in the first, second and third quarters of 1998 (adjusted to reflect the three-for-two split in Citigroup's common stock, effective May 28, 1999). See Note 1 of Notes to Consolidated Financial Statements.
(2)   Shares outstanding reflect the split in Citigroup's common stock.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                    Nine Months Ended September 30,
                                                                                                   --------------------------------
In millions of dollars                                                                                  1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                            $   7,245      $   5,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                    1,218          1,129
     Additions to deferred policy acquisition costs                                                      (1,458)        (1,330)
     Depreciation and amortization                                                                        1,280          1,125
     Provision for credit losses                                                                          2,151          2,077
     Change in trading account assets                                                                    13,160         33,375
     Change in trading account liabilities                                                              (12,446)       (24,545)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell        (9,859)        11,604
     Change in federal funds purchased and securities loaned or sold under agreements to
        repurchase                                                                                       14,139        (32,869)
     Change in brokerage receivables net of brokerage payables                                           (5,162)         3,613
     Change in insurance policy and claims reserves                                                          (2)           144
     Net gains from sales of investments                                                                   (276)          (694)
     Venture capital activity                                                                              (564)          (686)
     Restructuring-related items                                                                            (61)          (324)
     Cumulative effect of accounting changes, net of tax                                                    127             --
     Other, net                                                                                           3,282          1,445
                                                                                                   --------------------------------
Total adjustments                                                                                         5,529         (5,936)
                                                                                                   --------------------------------
Net cash provided by (used in) operating activities                                                      12,774           (806)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                                (1,796)        (1,036)
Change in loans                                                                                         (94,270)      (136,335)
Proceeds from sales of loans                                                                             77,081        124,927
Purchases of investments                                                                                (66,414)       (65,014)
Proceeds from sales of investments                                                                       37,150         33,839
Proceeds from maturities of investments                                                                  25,381         26,197
Other investments, primarily short-term, net                                                               (911)        (2,743)
Capital expenditures on premises and equipment                                                           (1,096)        (1,239)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
  estate owned                                                                                              463            448
Business acquisitions                                                                                    (2,150)        (3,890)
                                                                                                   --------------------------------
Net cash used in investing activities                                                                   (26,562)       (24,846)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                           (1,471)        (1,394)
Issuance of common stock                                                                                    575            243
Issuance of mandatorily redeemable securities of subsidiary trusts                                          600            825
Redemption of preferred stock                                                                              (263)        (1,040)
Treasury stock acquired                                                                                  (2,828)        (2,006)
Stock tendered for payment of withholding taxes                                                            (377)          (511)
Issuance of long-term debt                                                                                6,950         12,350
Payments and redemptions of long-term debt                                                               (7,115)       (10,503)
Change in deposits                                                                                       19,065         23,314
Change in short-term borrowings and investment banking and brokerage borrowings                          (4,237)         5,302
Contractholder fund deposits                                                                              4,906          3,852
Contractholder fund withdrawals                                                                          (3,889)        (2,450)
                                                                                                   --------------------------------
Net cash provided by financing activities                                                                11,916         27,982
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                               (266)          (104)
-----------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                      (2,138)         2,226
Cash and cash equivalents at beginning of period                                                         13,837         12,618
                                                                                                   --------------------------------
Cash and cash equivalents at end of period                                                            $  11,699      $  14,844
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                                          $   2,556      $   2,160
Cash paid during the period for interest                                                                 17,778         19,725
Non-cash investing activities
Transfers from loans to other real estate owned                                                       $     396      $     252
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and include the accounts of Citigroup Inc. ("Citigroup") and its subsidiaries (collectively, the Company). In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report and Form 10-K.

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

2.    Accounting Changes

Insurance-related assessments. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of initial adoption resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $135 million after-tax and minority interest.

Deposit Accounting. During the first quarter of 1999, the Company adopted Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. The effect of initially adopting SOP 98-7 resulted in a cumulative catch-up adjustment recorded as a credit to earnings of $23 million after-tax and minority interest.

Start-up costs. During the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The effects of initially adopting SOP 98-5 resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $15 million after-tax, to write-off certain capitalized closed-end fund distribution costs.

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

3.    Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                                                              Income (Loss)
                                                                                            Before Cumulative
                                                                                               Effect of
                                                  Total Revenues, Net     Provision for        Accounting
                                                  of Interest Expense     Income Taxes         Changes (1)       Identifiable Assets
                                                  ----------------------------------------------------------------------------------
                                                                Three Months Ended September 30,
                                                  ------------------------------------------------------------
In millions of dollars, except identifiable                                                                      Sept. 30,  Dec. 31,
assets in billions                                  1999     1998 (2)    1999     1998 (2)    1999     1998 (2)    1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                               $ 6,674   $ 5,860     $  639     $  482    $1,098     $  806     $225       $217
Global Corporate and Investment Bank (3)            6,405     3,839        639       (181)    1,148       (221)     417        415
Global Investment Management
  and Private Banking                                 669       602         97         84       155        133       25         20
Investment Activities                                 311       168        103         53       194        100        9          8
Corporate/Other                                       (38)      (48)       (99)       (63)     (160)       (89)      11          9
                                                  ----------------------------------------------------------------------------------
Total                                             $14,021   $10,421     $1,379     $  375    $2,435     $  729     $687       $669
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Income (Loss)
                                                                                                                 Before Cumulative
                                                                                                                     Effect of
                                                                       Total Revenues, Net    Provision for         Accounting
                                                                       of Interest Expense    Income Taxes          Changes (1)
                                                                       -------------------------------------------------------------
                                                                                           Nine Months Ended September 30,
                                                                       -------------------------------------------------------------
In millions of dollars                                                   1999     1998 (2)    1999     1998 (2)    1999     1998 (2)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer (3)                                                    $19,431    $16,726    $1,781     $1,341    $3,049     $2,239
Global Corporate and Investment Bank (3)                                20,436     16,556     2,146      1,081     3,887      2,007
Global Investment Management and Private Banking                         1,950      1,762       281        249       449        393
Investment Activities (3)                                                  734      1,278       238        423       447        818
Corporate/Other                                                            (80)      (140)     (242)      (180)     (460)      (327)
                                                                       -------------------------------------------------------------
Total                                                                  $42,471    $36,182    $4,204     $2,914    $7,372     $5,130
------------------------------------------------------------------------------------------------------------------------------------

(1) For the 1999 third quarter and nine month periods, results reflect after-tax restructuring-related items of $17 million and $73 million in Global Consumer, and ($2) million and $14 million in Corporate/Other, respectively. For the 1999 and 1998 nine month periods, Global Corporate and Investment Bank results reflect an after-tax restructuring credit of ($117) million and ($191) million, respectively.
(2) The 1998 results have been restated to reflect changes in capital and tax allocations among the segments to conform the policies of each of the predecessor companies.
(3) Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $2.0 billion and $1.7 billion, and in the Global Corporate and Investment Bank results of $914 million and $1.2 billion for the third quarter of 1999 and 1998, respectively. Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $5.7 billion and $5.1 billion, and in the Global Corporate and Investment Bank results of $2.9 billion and $3.1 billion for the nine months of 1999 and 1998, respectively. Investment Activities results include a benefit for credit losses of $10 million in the 1998 nine months.
--------------------------------------------------------------------------------

4.    Investments

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale, at fair value                                       $  92,811         $  91,547
Equity securities, at fair value                                                                        6,573             4,574
Venture capital, at fair value (1)                                                                      3,861             3,297
Short-term and other                                                                                    5,395             5,758
                                                                                                    ------------------------------
                                                                                                    $ 108,640         $ 105,176
----------------------------------------------------------------------------------------------------------------------------------

(1) For the nine months ended September 30, 1999, net gains on investments held by venture capital subsidiaries totaled $672 million, of which $835 million and $483 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1998, net gains on investments held by venture capital subsidiaries totaled $404 million, of which $584 million and $285 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 1999 and December 31, 1998 were as follows:

                                                                   September 30, 1999                      December 31, 1998 (1)
                                                  -------------------------------------------------------------------------------
                                                                   Gross        Gross
                                                  Amortized     Unrealized    Unrealized      Fair        Amortized       Fair
In millions of dollars                               Cost          Gains        Losses        Value         Cost          Value
---------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities           $    35       $    --       $    --       $    35       $    30       $    36
                                                  -------------------------------------------------------------------------------

Fixed maturity securities available for sale
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies             $14,041       $   102       $   353       $13,790       $12,646       $12,982
U.S. Treasury and Federal agency                     5,537            76            68         5,545         5,250         5,701
State and municipal                                 13,732           301           345        13,688        13,714        14,286
Foreign government                                  24,413           393           415        24,391        26,444        26,268
U.S. corporate                                      25,103           331           539        24,895        23,424        24,335
Other debt securities                                8,871         1,730           134        10,467         7,669         7,945
                                                  -------------------------------------------------------------------------------
                                                   $91,697       $ 2,933       $ 1,854       $92,776       $89,147       $91,517
                                                  -------------------------------------------------------------------------------
Equity securities (2)                              $ 5,455       $ 1,270       $   152       $ 6,573       $ 4,529       $ 4,574
---------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for
  sale include:
     Government of Brazil Brady Bonds              $   658       $   152       $    --       $   810       $   660       $   686
     Government of Venezuela Brady Bonds               450            --           101           349           478           304
---------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1998, gross unrealized gains and losses on fixed maturities and equity securities totaled $3.911 billion and $1.490 billion, respectively.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

5.    Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

                                                          September 30,  December 31,
In millions of dollars                                        1999           1998
-------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                 $ 27,101       $ 24,729
State and municipal securities                                 2,366          3,165
Foreign government securities                                 11,321         21,240
Corporate and other debt securities                           13,397         12,595
Derivative and other contractual commitments (1)              27,869         37,431
Equity securities                                             10,368          7,291
Mortgage loans and collateralized mortgage securities          6,133          6,082
Commodities                                                      267            245
Other                                                          7,863          7,067
                                                            -------------------------
                                                            $106,685       $119,845
-------------------------------------------------------------------------------------
Trading Account Liabilities
Securities sold, not yet purchased                          $ 49,790       $ 53,228
Derivative and other contractual commitments (1)              32,348         41,356
                                                            -------------------------
                                                            $ 82,138       $ 94,584
-------------------------------------------------------------------------------------

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6.    Debt

Investment banking and brokerage borrowings consisted of the following:

                                                          September 30,  December 31,
In millions of dollars                                        1999           1998
-------------------------------------------------------------------------------------
Bank borrowings                                             $    656       $    556
Commercial paper                                              10,194         10,493
Other                                                            860          2,991
                                                            -------------------------
                                                            $ 11,710       $ 14,040
-------------------------------------------------------------------------------------

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                          September 30,  December 31,
In millions of dollars                                        1999           1998
-------------------------------------------------------------------------------------
Commercial paper
   Citigroup Inc.                                           $    405       $    991
   Citicorp                                                    3,156          3,040
                                                            -------------------------
                                                               3,561          4,031
Other short-term borrowings                                   10,482         12,081
                                                            -------------------------
                                                            $ 14,043       $ 16,112
-------------------------------------------------------------------------------------

Long-term debt, including its current portion, consisted of the following:

                                                          September 30,  December 31,
In millions of dollars                                        1999           1998
-------------------------------------------------------------------------------------
Citigroup Inc.                                              $  4,189       $  2,422
Citicorp                                                      25,077         25,874
Salomon Smith Barney Holdings Inc.                            18,202         19,092
Travelers Property Casualty Corp.                              1,050          1,250
The Travelers Insurance Group, Inc.                               24             33
                                                            -------------------------
                                                            $ 48,542       $ 48,671
-------------------------------------------------------------------------------------

7.    Restructuring-Related Items

In December 1998, Citigroup recorded a restructuring charge of $1.122 billion ($703 million after-tax), reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. Also recorded in the 1998 fourth quarter were $65 million of merger-related costs which included the direct and incremental costs of administratively closing the Citicorp merger. During the 1999 third quarter, additional severance charges of $49 million ($31 million after-tax) were taken as a result of the continuing implementation of 1998 restructuring initiatives.

The implementation of these restructuring initiatives also causes certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets have been shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $41 million and $169 million of which were recorded in the 1999 third quarter and nine months, respectively. Additional implementation costs associated with these restructuring initiatives will be expensed as incurred but are not expected to be material.

In 1997, Citigroup recorded restructuring charges of $1.718 billion, consisting of an $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and an $838 million charge related to the Salomon merger.

The status of the 1998 and 1997 restructuring initiatives is summarized in the following table.

Restructuring Initiatives Activity

                                            1998          1997
                                       Restructuring  Restructuring
In millions of dollars                  Initiatives    Initiatives       Total
--------------------------------------------------------------------------------

Restructuring Charges                     $ 1,122        $ 1,718        $ 2,840
Additional Severance Charges                   49             --             49
Utilization (1)                              (601)        (1,015)        (1,616)
Changes in Estimates                          (38)          (633)          (671)
                                          --------------------------------------
Balance at September 30, 1999             $   532        $    70        $   602
--------------------------------------------------------------------------------

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1998 restructuring reserve utilization includes $35 million of non-cash charges for equipment and premises write-downs as well as $539 million of severance and other exit costs, occurring primarily in the first nine months of 1999 (of which $305 million related to employee severance and $113 million related to leasehold and other exit costs have been paid in cash and $121 million is legally obligated), together with translation effects. Utilization, including translation effects, in the third quarter of 1999 was $182 million. Through September 30, 1999, approximately 4,500 gross staff positions have been eliminated under these programs, including 1,000 in the 1999 third quarter.

The 1997 restructuring reserve utilization includes $314 million of non-cash charges for equipment and premises write-downs as well as $695 million of severance and other exit costs (of which $466 million related to employee severance and $173 million related to leasehold and other exit costs have been paid in cash and $56 million is legally obligated), together with translation effects. Utilization, including translation effects, in the third quarter and nine months of 1999 was $33 million and $203 million, respectively. Through September 30, 1999, approximately 7,200 gross staff positions have been eliminated under these programs, including 200 in the 1999 third quarter.

During the 1999 third quarter, changes in estimates resulted in a $38 million reduction in the reserve for 1998 restructuring initiatives. Changes in estimates related to the 1997 restructuring initiatives included $567 million of reductions related to the Salomon Smith Barney reserve, primarily related to the Seven World Trade Center lease, and $66 million (of which $28 million occurred in the 1999 third quarter) related to the Citicorp reserve. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger. Adjustments related to the Seven World Trade Center lease during the 1999 first quarter were attributable to the reassessment of space needed due to the Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease which indicated that excess space could be disposed of on terms more favorable than had been originally estimated.

Additional information about the 1998 and 1997 restructuring charges, including the business segments affected, may be found in the 1998 Annual Report and Form 10-K.

8.    Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 1999 and 1998. Shares have been adjusted to give effect to the three-for-two split in Citigroup's common stock as discussed in Note 1 of Notes to Consolidated Financial Statements.

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                             1999             1998             1999            1998
------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes          $   2,435        $     729        $   7,372        $   5,130
Cumulative effect of accounting changes                               --               --             (127)              --
Preferred dividends                                                  (38)             (50)            (116)            (172)
                                                            ------------------------------------------------------------------
Income available to common stockholders' for basic EPS             2,397              679            7,129            4,958
Effect of dilutive securities                                          4                6               10               19
                                                            ------------------------------------------------------------------
Income available to common stockholders' for diluted EPS       $   2,401        $     685        $   7,139        $   4,977
------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding applicable to basic EPS                            3,332.0          3,372.5          3,335.0          3,368.9
Effect of dilutive securities:
   Convertible securities                                           10.2             19.8             10.3             19.8
   Options                                                          71.9             58.3             72.7             66.1
   Warrants                                                           --              1.1               --              4.7
   Restricted stock                                                 26.1             29.4             25.5             27.3
                                                            ------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                          3,440.2          3,481.1          3,443.5          3,486.8
------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share
Income before cumulative effect of accounting changes          $    0.72        $    0.20        $    2.18        $    1.47
Cumulative effect of accounting changes                               --               --            (0.04)              --
                                                            ------------------------------------------------------------------
Net income                                                     $    0.72        $    0.20        $    2.14        $    1.47
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
Income before cumulative effect of accounting changes          $    0.70        $    0.20        $    2.10        $    1.43
Cumulative effect of accounting changes                               --               --            (0.03)              --
                                                            ------------------------------------------------------------------
Net income                                                     $    0.70        $    0.20        $    2.07        $    1.43
------------------------------------------------------------------------------------------------------------------------------

9.    Trading Securities, Commodities, Derivatives and Related Risks

Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at September 30, 1999 and December 31, 1998, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1998 Annual Report and Form 10-K.

                                                                                Notional                   Balance Sheet
                                                                            Principal Amounts         Credit Exposure (1) (2)
                                                                       ------------------------------------------------------
                                                                        Sept. 30,      Dec. 31,      Sept. 30,    Dec. 31,
In billions of dollars                                                    1999           1998          1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Interest rate products                                                 $  5,751.4     $  5,552.5     $  11.5     $  18.0
Foreign exchange products                                                 2,042.4        2,222.1         9.1        11.8
Equity products                                                             134.3          163.5         6.1         6.8
Commodity products                                                           31.3           20.0         1.2         0.6
Credit derivative products                                                   36.9           28.7          --         0.2
                                                                                                     ------------------------
                                                                                                     $  27.9     $  37.4
-----------------------------------------------------------------------------------------------------------------------------

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) The balance sheet credit exposure reflects $69.2 billion and $90.0 billion of master netting agreements in effect at September 30, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.1 billion and $2.7 billion at September 30, 1999 and December 31, 1998, respectively.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter of 1999.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                        Notional Principal
                                                               Amounts         Percentage of September 30, 1999 Amount Maturing
                                                       -----------------------------------------------------------------------------
                                                       Sept. 30,  Dec. 31,  Within     1 to       2 to     3 to     4 to      After
In billions of dollars                                   1999       1998    1 Year    2 Years    3 Years  4 Years  5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                                      $ 18.5       $ 28.6     60%       30%        5%       4%       1%        --%
Forward contracts                                         4.3          6.5    100        --        --       --       --         --
Swap agreements                                         112.9        113.7     32        15         9       12       10         22
Option contracts                                          7.0          9.9     56        10         7        4       --         23
Foreign exchange products
Futures and forward contracts                            50.9         68.2     95         4         1       --       --         --
Cross-currency swaps                                      7.2          4.8     15        13        23       15       14         20
------------------------------------------------------------------------------------------------------------------------------------

In addition, Citigroup had end-user credit derivatives with notional principal amounts of $25.6 billion and $19.6 billion at September 30, 1999 and December 31, 1998, respectively.

End-User Interest Rate Swaps and Net Purchased Options as of September 30, 1999

                                                                            Remaining Contracts Outstanding --
                                                                                Notional Principal Amounts
                                                         -----------------------------------------------------------------------
In billions of dollars                                    1999         2000         2001         2002         2003         2004
--------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                      $76.9        $61.0        $48.9        $40.6        $29.2        $19.1
Weighted-average fixed rate                                6.3%         6.3%         6.4%         6.3%         6.4%         6.6%
Pay fixed swaps                                           17.1         12.8          9.7          7.7          6.0          5.2
Weighted-average fixed rate                                5.9%         5.8%         5.8%         5.9%         6.0%         6.1%
Basis swaps                                               18.9          2.4          0.3          0.3          0.2          0.2
Purchased caps (including collars)                         2.0           --           --           --           --           --
Weighted-average cap rate purchased                        6.7%          --%          --%          --%          --%          --%
Purchased floors                                           2.3          0.7          0.1          0.1          0.1          0.1
Weighted-average floor rate purchased                      6.1%         5.8%         5.8%         5.8%         5.8%         5.8%
Written floors related to purchased caps (collars)         0.2           --           --           --           --           --
Weighted-average floor rate written                        8.2%          --%          --%          --%          --%          --%
Written caps related to other purchased caps (1)           2.5          2.4          2.3          1.8          1.5          1.5
Weighted-average cap rate written                          9.8%         9.8%         9.8%        10.6%        10.7%        10.7%
--------------------------------------------------------------------------------------------------------------------------------
Three-month forward LIBOR rates (2)                        6.1%         6.1%         6.5%         6.7%         6.9%         7.1%
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of September 30, 1999, provided for reference.
--------------------------------------------------------------------------------

10.   Contingencies

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

Cash-Basis, Renegotiated, and Past Due Loans (1)

                                                                     Sept. 30,    Dec. 31,     Sept. 30,
In millions of dollars                                                 1999         1998         1998
--------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (2)       $  277       $  394       $  170
Other                                                                  1,232        1,201        1,110
                                                                      ----------------------------------
Total                                                                 $1,509       $1,595       $1,280
--------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
In U.S. offices                                                       $  252       $  463       $  204
In offices outside the U.S.                                            1,257        1,132        1,076
                                                                      ----------------------------------
Total                                                                 $1,509       $1,595       $1,280
--------------------------------------------------------------------------------------------------------

Commercial renegotiated loans
In U.S. offices                                                       $   16       $   --       $   --
In offices outside the U.S.                                               52           45           48
                                                                      ----------------------------------
Total                                                                 $   68       $   45       $   48
--------------------------------------------------------------------------------------------------------

Consumer loans on which accrual of interest had been suspended
In U.S. offices (3)                                                   $  707       $  825       $  803
In offices outside the U.S.                                            1,507        1,458        1,304
                                                                      ----------------------------------
Total                                                                 $2,214       $2,283       $2,107
--------------------------------------------------------------------------------------------------------
Accruing loans 90 or more days delinquent (4)
In U.S. offices (3)                                                   $  626       $  592       $  597
In offices outside the U.S.                                              467          532          492
                                                                      ----------------------------------
Total                                                                 $1,093       $1,124       $1,089
--------------------------------------------------------------------------------------------------------

(1) For a discussion of risks in the consumer loan portfolio, see pages 4-16, and of commercial cash-basis loans, see pages 20-21.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Includes $12 million, $10 million, and $10 million of consumer loans on which accrual of interest had been suspended and $28 million, $30 million, and $30 million of accruing loans 90 or more days delinquent related to loans held for sale at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.
(4) Substantially all consumer loans, of which $331 million, $267 million, and $284 million are government-guaranteed student loans at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.
--------------------------------------------------------------------------------

Other Real Estate Owned and Assets Pending Disposition

                                                                     Sept. 30,    Dec. 31,     Sept. 30,
In millions of dollars                                                 1999         1998         1998
--------------------------------------------------------------------------------------------------------
Consumer (1)                                                          $  211       $  254       $  260
Commercial (1)                                                           656          496          556
                                                                      ----------------------------------
Total                                                                 $  867       $  750       $  816
--------------------------------------------------------------------------------------------------------
Assets pending disposition (2)                                        $   87       $  100       $  103
--------------------------------------------------------------------------------------------------------

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

Details of Credit Loss Experience

                                                  3rd Qtr.      2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.
In millions of dollars                              1999          1999          1999          1998          1998
-----------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of  period                          $6,743        $6,662        $6,617        $6,604        $6,529
                                                  ---------------------------------------------------------------

Provision for credit losses
Consumer                                              595           680           618           605           594
Commercial                                             37           110           111            69           232
                                                  ---------------------------------------------------------------
                                                      632           790           729           674           826
                                                  ---------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                       420           440           391           421           424
In offices outside the U.S.                           324           332           304           294           262
Commercial
In U.S. offices                                         8             2             1            10            56
In offices outside the U.S.                            95           132           130           128           216
                                                  ---------------------------------------------------------------
                                                      847           906           826           853           958
                                                  ---------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                        66            70            55            50            60
In offices outside the U.S.                            79            70            63            79            69
Commercial
In U.S. offices                                         1             3             2            17            26
In offices outside the U.S.                            15            21            18            30            14
                                                  ---------------------------------------------------------------
                                                      161           164           138           176           169
                                                  ---------------------------------------------------------------
Net credit losses
In U.S. offices                                       361           369           335           364           394
In offices outside the U.S.                           325           373           353           313           395
                                                  ---------------------------------------------------------------
                                                      686           742           688           677           789
                                                  ---------------------------------------------------------------
Other -- net (1)                                       17            33             4            16            38
                                                  ---------------------------------------------------------------
Allowance for credit losses at end of period       $6,706        $6,743        $6,662        $6,617        $6,604
-----------------------------------------------------------------------------------------------------------------
Net consumer credit losses                         $  599        $  632        $  577        $  586        $  557
As a percentage of average consumer loans            1.73%         1.89%         1.78%         1.80%         1.80%
-----------------------------------------------------------------------------------------------------------------
Net commercial credit losses                       $   87        $  110        $  111        $   91        $  232
As a percentage of average commercial loans          0.37%         0.48%         0.46%         0.39%         1.07%
-----------------------------------------------------------------------------------------------------------------

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

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

            No other reports on Form 8-K were filed during the third quarter of 1999; however, (i) on October 19, 1999, the Company filed a Current Report on Form 8-K, dated October 18, 1999, reporting under Item 5 thereof the results of its operations for the quarter ended September 30, 1999, and certain other selected financial data, and
            (ii) on October 26, 1999, the Company filed a Current Report on Form 8-K, dated October 26, 1999, reporting the election of Robert E. Rubin to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1999.

                                                CITIGROUP INC.
                                                (Registrant)

                                           By   /s/ Heidi G. Miller
                                                ------------------------------
                                                    Heidi G. Miller
                                                    Chief Financial Officer
                                                    Principal Financial Officer

By  /s/ Irwin R. Ettinger                  By   /s/ Roger W. Trupin
    --------------------------------            ------------------------------
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

3.02              By-Laws of the Company effective October 26, 1999.

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


49