Form 10-K405
period 1999-12-31
CITIGROUP INC
filed 2000-03-10
CIK 831001

FINANCIAL INFORMATION

THE COMPANY                                                                    2
   Global Consumer                                                             2
   Global Corporate and Investment Bank                                        3
   Global Investment Management
      and Private Banking                                                      4
   Corporate/Other                                                             4
   Investment Activities                                                       4
FIVE-YEAR SUMMARY OF
   SELECTED FINANCIAL DATA                                                     5
MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS                                                   6
GLOBAL CONSUMER                                                                8
   Banking/Lending                                                             8
      Citibanking North America                                                8
      Mortgage Banking                                                         9
      Cards                                                                   10
      CitiFinancial                                                           11
   Insurance                                                                  11
      Travelers Life and Annuity                                              11
      Primerica Financial Services                                            12
      Personal Lines                                                          13
   International Consumer                                                     14
      Europe, Middle East & Africa                                            14
      Asia Pacific                                                            15
      Latin America                                                           15
   e-Citi                                                                     16
   Other Consumer                                                             16
   Consumer Portfolio Review                                                  17
   Global Consumer Outlook                                                    18
GLOBAL CORPORATE
   AND INVESTMENT BANK                                                        20
   Salomon Smith Barney                                                       21
   Global Corporate Bank                                                      22
      Emerging Markets                                                        22
      Global Relationship Banking                                             22
   Commercial Lines                                                           23
   Commercial Portfolio Review                                                29
   Global Corporate and
      Investment Bank Outlook                                                 29
GLOBAL INVESTMENT MANAGEMENT
   AND PRIVATE BANKING                                                        31
   SSB Citi Asset Management Group                                            31
   Citibank Private Bank                                                      32
   Global Investment Management
      and Private Banking Outlook                                             32
CORPORATE/OTHER                                                               33
INVESTMENT ACTIVITIES                                                         33
FUTURE APPLICATION OF
   ACCOUNTING STANDARDS                                                       33
YEAR 2000                                                                     34
FORWARD-LOOKING STATEMENTS                                                    34
MANAGING GLOBAL RISK                                                          34
   The Credit Process                                                         35
   The Market Risk Management Process                                         36
   Management of Cross-Border Risk                                            38
LIQUIDITY AND CAPITAL RESOURCES                                               40
REPORT OF MANAGEMENT                                                          44
INDEPENDENT AUDITORS' REPORT                                                  44
CONSOLIDATED FINANCIAL STATEMENTS                                             45
   Consolidated Statement of Income                                           45
   Consolidated Statement of
      Financial Position                                                      46
   Consolidated Statement of
      Changes in Stockholders' Equity                                         47
   Consolidated Statement of
      Cash Flows                                                              48
NOTES TO CONSOLIDATED
   FINANCIAL STATEMENTS                                                       49
FINANCIAL DATA SUPPLEMENT                                                     80
   Average Balances and Interest Rates,
      Taxable Equivalent Basis                                                80
   Analysis of Changes in
       Net Interest Revenue                                                   82
   Ratios                                                                     83
   Foregone Interest Revenue on Loans                                         83
   Loan Maturities and Sensitivity to
      Changes in Interest Rates                                               83
   Loans Outstanding                                                          83
   Cash-Basis, Renegotiated,
      and Past Due Loans                                                      84
   Other Real Estate Owned and
      Assets Pending Disposition                                              84
   Details of Credit Loss Experience                                          84
   Average Deposit Liabilities
      in Offices Outside the U.S.                                             85
   Maturity Profile of Time Deposits
      ($100,000 or more) in U.S. Offices                                      85
   Short-Term and Other Borrowings                                            85
10-K CROSS-REFERENCE INDEX                                                    93
CITIGROUP BOARD OF DIRECTORS                                                  96

THE COMPANY

Citigroup Inc. (together with its subsidiaries, the Company) is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers in 101 countries and territories. The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Investment Activities.

     On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV) (the Merger). Following the Merger, TRV changed its name to Citigroup Inc. (Citigroup). Under the terms of the Merger, 1.698 billion shares (adjusted to reflect the three-for-two stock split in May 1999) of Citigroup's common stock were issued in exchange for all of the outstanding shares of Citicorp common stock. The merger was accounted for under the pooling of interests method.

     Upon consummation of the Merger, Citigroup became a bank holding company. In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the GLB Act), which will become effective in most significant respects on March 11, 2000. Under the GLB Act, bank holding companies, such as Citigroup, all of whose controlled depository institutions are "well capitalized" and "well managed" as defined in Federal Reserve Regulation Y and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing in securities without a revenue limit. The Company anticipates that its declaration to become a financial holding company will become effective shortly after the effective date of the GLB Act, and that as a result, it will be permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses.

     Because the GLB Act repeals Section 20 of the Glass-Steagall Act, Citigroup will be permitted to operate without regard to revenue limits on "ineligible" securities activities and to acquire other securities firms without regard to such limits. Subject to certain limitations, new merchant banking rules will permit Citigroup to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas investments.

     On November 28, 1997, a newly formed, wholly owned subsidiary of TRV merged with and into Salomon Inc (Salomon) (the Salomon Merger). Under the terms of the Salomon Merger, approximately 282.8 million shares (adjusted to reflect the three-for-two stock split in May 1999) of Citigroup common stock were issued in exchange for all of the outstanding shares of Salomon common stock. Thereafter, Smith Barney Holdings Inc. (Smith Barney), a wholly owned subsidiary of Citigroup, was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney). The Salomon Merger was accounted for under the pooling of interests method.

     The Company's Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services, investment services, credit and charge card services, and life, auto and homeowners insurance. The businesses included in the Company's Global Corporate and Investment Bank segment serve corporations, financial institutions, governments, and other participants in developed and emerging markets throughout the world. These businesses provide, among other things, investment banking, retail brokerage, corporate banking, cash management products and services, and commercial insurance. Global Investment Management and Private Banking includes asset management services provided to mutual funds, institutional, and individual investors, and personalized wealth management services for high net worth clients. Corporate/Other includes net corporate treasury results, unallocated expenses and corporate administration. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady plan or plans of a similar nature.

GLOBAL CONSUMER

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards, and personal insurance products in 52 countries and territories. Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class.

     Citibanking North America delivers banking, lending, and investment services to customers through 370 branches and through electronic delivery systems. Through its Mortgage Banking unit, Global Consumer originates and services mortgages and student loans for customers across North America.

     The Cards unit offers products such as MasterCard and VISA, and Diners Club across North America. As of December 31, 1999, the U.S. bankcards business had 41 million accounts and $74 billion of managed receivables, which represented approximately 16% of the U.S. credit card receivables market. New accounts are primarily acquired through direct marketing efforts, portfolio acquisitions, and over the Internet.

     The CitiFinancial unit of Global Consumer provides community-based lending services through its branch network system. As of December 31, 1999, CitiFinancial maintained 1,174 loan offices in 47 states and Canada, including 19 servicing centers for $.M.A.R.T. loans(R) and $.A.F.E.(R) loans sold through the independent agents (the Primerica sales force) of Primerica Financial Services (Primerica), a subsidiary of Citigroup. Loans to consumers include real estate-secured loans, unsecured and partially secured personal loans, and loans to finance consumer goods purchases.

     The Insurance units of Global Consumer through Travelers Life and Annuity offer individual annuity, group annuity, and individual life insurance. The individual products include fixed and variable deferred annuities, payout annuities, and term and universal life insurance. These products are primarily distributed through Citigroup businesses and a nationwide network of independent agents. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.

     The business operations of Primerica involve the sale in North America of life insurance, and other products manufactured by its affiliates, including Salomon Smith Barney (SSB) mutual funds, CitiFinancial mortgages and personal loans, The Travelers Insurance Company (TIC) annuity products, and Travelers Property Casualty Corp. (TAP) automobile and homeowners insurance. The Primerica sales force is composed of over 100,000 independent representatives. A great majority of the sales force is employed on a part-time basis.

     Through TAP, a subsidiary in which Citigroup has an approximate 85% interest, Global Consumer writes virtually all types of property and casualty insurance covering personal risks. The Personal Lines unit of TAP had approximately 5.3 million policies in force at December 31, 1999. The primary coverages are personal automobile and homeowners insurance sold to individuals, and are distributed through approximately 5,400 independent agencies located throughout the United States. Personal Lines also uses alternative distribution channels, including sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers, and are marketed through other Citigroup businesses.

     The International unit of Global Consumer provides full-service banking and lending, including credit and charge cards, and investment services in Europe, Middle East & Africa, Asia Pacific (including Japan and Australia), and Latin America through more than 1,000 branches in 50 countries and territories. Outside North America, Global Consumer has approximately 11 million credit and charge card member accounts.

     e-Citi is the business responsible for developing and implementing Citigroup's Internet financial services products and e-commerce solutions. e-Citi's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy.

GLOBAL CORPORATE AND INVESTMENT BANK

Global Corporate and Investment Bank provides corporations, governments, institutions, and investors in 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, banking and financial services, and commercial insurance products.

     Global Corporate and Investment Bank, through Salomon Smith Barney, delivers investment banking services that encompass a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities for United States and foreign corporations and for state, local and other governmental and government-sponsored authorities. Global Corporate and Investment Bank also provides capital raising, advisory, research, and other brokerage services to its customers, acts as a market-maker, and executes securities and commodities futures brokerage transactions on all major United States and international exchanges on behalf of customers and for its own account. It also executes proprietary trading strategies on its own behalf, principally in fixed income securities and in commodities. In 1999 and 1998, SSB restructured and significantly decreased the risk profile of the global fixed income arbitrage groups because of lessening profit opportunities and growing risk and volatility. On February 26, 1999, SSB and The Nikko Securities Co. Ltd., formed a joint venture, to provide investment banking, sales and trading, and research services for corporate and institutional clients in Japan and overseas markets. In January 2000, SSB agreed to acquire the global investment banking business and related assets of Schroders PLC, including all corporate financial markets and securities activities, subject to Schroders PLC shareholder approval, various regulatory approvals and other customary closing conditions.

     Global Corporate and Investment Bank is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

     Citibank has a long-standing presence in emerging markets, which include all locations outside North America, Western Europe, and Japan. Citigroup's Emerging Markets business offers a wide array of banking and financial services products and services that help multinational and local companies fulfill their financial goals or needs. Citigroup's Embedded Bank and Emerging Local Corporate strategies focus on its plans to gain market share in selected emerging market countries and to establish Citibank as a local bank as well as a leading international bank. Citibank typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans, and foreign-exchange services. Then, Citibank offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered.

     The Global Relationship Bank (GRB) provides banking and financial services to multinational companies and their subsidiaries around the world. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, structured products, securities custody, trade services, and loan products.

     SSB investment bankers and GRB and Emerging Markets corporate relationship managers also jointly market to their customers. SSB's investment banking products are sold to corporate relationships in GRB and Emerging Markets. In addition, Citibank's capabilities in foreign exchange, lending and liquidity, and transaction services are sold to SSB's customers.

     TAP's Commercial Lines unit offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 5,200 brokers and independent agencies located throughout the United States. TAP is the third largest writer of commercial lines insurance in the U.S. based on 1998 direct written premiums published by A.M. Best Company. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by TAP's Special Liability Group, a special unit staffed by dedicated legal, claim, finance, and engineering professionals.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

The Global Investment Management and Private Banking group is comprised of the SSB Citi Asset Management Group and the Citibank Private Bank. The SSB Citi Asset Management Group includes Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Global Asset Management. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients.

     Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies, and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution opportunities within Citigroup, through SSB Citi Asset Management Group's own sales force, or through independent sources.

     The Citibank Private Bank provides personalized wealth management services for high net worth clients through 100 offices in 31 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and banking and lending activities. Its Relationship Managers and Product Specialists use their knowledge about their clients' individual needs and goals to bring them an array of personal wealth management services.

CORPORATE/OTHER

Corporate/Other includes net corporate treasury results, and corporate staff and other corporate expenses.

INVESTMENT ACTIVITIES

The Company's Investment Activities segment consists primarily of its venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

     The periodic reports of Citicorp, Salomon Smith Barney, TAP, The Student Loan Corporation (STU), TIC, and Travelers Life and Annuity Company (TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

     The principal executive offices of the Company are located at 153 East 53rd Street, New York, New York 10043; telephone number 212-559-1000.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA     Citigroup Inc. and Subsidiaries

In Millions of Dollars, Except Per Share Amounts                       1999          1998          1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $  82,005     $  76,431     $  72,306     $  65,101     $  58,957
Total revenues, net of interest expense                              57,237        48,936        47,782        43,765        36,567
Provisions for benefits, claims, and credit losses                   11,508        11,116         9,911         9,566         7,193
Operating expenses(1)                                                29,781        28,551        27,121        23,475        20,460
Income from continuing operations(1)                                  9,994         5,807         6,705         7,073         5,610
Discontinued operations                                                  --            --            --          (334)          150
Cumulative effect of accounting changes(2)                             (127)           --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $   9,867     $   5,807     $   6,705     $   6,739     $   5,760
===================================================================================================================================
Earnings per share(3)
Basic earnings per share:
  Income from continuing operations                               $    2.95     $    1.66     $    1.91     $    1.98     $    1.60
  Net income                                                           2.91          1.66          1.91          1.88          1.65
Diluted earnings per share:
  Income from continuing operations                                    2.86          1.62          1.83          1.89          1.46
  Net income                                                           2.83          1.62          1.83          1.80          1.50
Dividends declared per common share                                   0.540         0.370         0.267         0.200         0.178
-----------------------------------------------------------------------------------------------------------------------------------
At December 31,
Total assets                                                      $ 716,937     $ 668,641     $ 697,384     $ 626,906     $ 559,146
Total deposits                                                      261,091       228,649       199,121       184,955       167,131
Long-term debt                                                       47,092        48,671        47,387        43,246        40,723
Mandatorily redeemable securities of subsidiary trusts                4,920         4,320         2,995         2,545            --
Redeemable preferred stock                                               --           140           280           420           560
Common stockholders' equity                                          47,761        40,395        38,498        35,213        31,000
Total stockholders' equity                                           49,686        42,708        41,851        38,416        35,183
===================================================================================================================================
Ratio of earnings to fixed charges and preferred stock
  dividends                                                            1.62X         1.32X         1.41X         1.48X         1.35X
Return on average common stockholders' equity(4)                      22.49%        13.95%        17.49%        19.42%        18.88%
Common stockholders' equity to assets                                  6.66%         6.04%         5.52%         5.62%         5.54%
Total stockholders' equity to assets                                   6.93%         6.39%         6.00%         6.13%         6.29%
===================================================================================================================================
Income Analysis(5)
Total revenues, net of interest expense                           $  57,237     $  48,936     $  47,782     $  43,765     $  36,567
Effect of credit card securitization activity                         2,269         2,187         1,713         1,392           917
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted revenues, net of interest expense                           59,506        51,123        49,495        45,157        37,484
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted operating expenses(6)                                       29,869        27,756        25,403        23,489        20,460
-----------------------------------------------------------------------------------------------------------------------------------
Provisions for benefits, claims, and credit losses                   11,508        11,116         9,911         9,566         7,193
Effect of credit card securitization activity                         2,269         2,187         1,713         1,392           917
Acquisition-related costs                                                --            --            --          (541)           --
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted provisions for benefits, claims, and credit costs           13,777        13,303        11,624        10,417         8,110
-----------------------------------------------------------------------------------------------------------------------------------
Restructuring-related items and merger-related costs                     88          (795)       (1,718)           --            --
Acquisition-related costs                                                --            --            --          (650)           --
Operating loss from discontinued operations                              --            --            --           123            --
Gain on sale of stock by subsidiary                                      --            --            --           363            --
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes and minority
  interest                                                           15,948         9,269        10,750        11,087         8,914
-----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                            5,703         3,234         3,833         3,967         3,304
Minority interest, net of income taxes                                  251           228           212            47            --
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                     9,994         5,807         6,705         7,073         5,610
Discontinued operations, net of tax                                      --            --            --          (334)          150
Cumulative effect of accounting changes(2)                             (127)           --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $   9,867     $   5,807     $   6,705     $   6,739     $   5,760
===================================================================================================================================

(1) The years ended December 31, 1999, 1998 and 1997 include net restructuring-related items (and in 1998 merger-related costs) of ($88) million (($47) million after-tax), $795 million ($535 million after-tax) and $1,718 million ($1,046 million after-tax), respectively. See Note 14 of Notes to Consolidated Financial Statements.
(2) Accounting changes include the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 1 of Notes to Consolidated Financial Statements.
(3)  All amounts have been adjusted to reflect stock splits.
(4) The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividend requirements.
(5) The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 45 to the basis presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.
(6) Excludes restructuring-related items and merger-related costs, and in 1996, operating loss from discontinued operations and acquisition-related costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF          Citigroup Inc. and Subsidiaries
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Focus

The table below shows the core income (loss) for each of Citigroup's businesses for the three years ended December 31:

In Millions of Dollars                         1999       1998(1)       1997(1)
----------------------------------------------------------------------------
Global Consumer
Citibanking North America                   $   414    $   107       $   111
Mortgage Banking                                231        212           163
Cards                                         1,172        808           573
CitiFinancial                                   392        222           174
----------------------------------------------------------------------------
  Total Banking/Lending                       2,209      1,349         1,021
----------------------------------------------------------------------------
Travelers Life and Annuity                      623        493           421
Primerica Financial Services                    452        400           335
Personal Lines                                  279        319           300
----------------------------------------------------------------------------
  Total Insurance                             1,354      1,212         1,056
----------------------------------------------------------------------------
Europe, Middle East & Africa                    327        225           203
Asia Pacific                                    443        383           407
Latin America                                   228        160           243
----------------------------------------------------------------------------
  Total International                           998        768           853
----------------------------------------------------------------------------
e-Citi                                         (179)      (141)          (78)
Other                                           (86)       (77)            8
----------------------------------------------------------------------------
Total Global Consumer                         4,296      3,111         2,860
----------------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                          2,354        408         1,438
----------------------------------------------------------------------------
Emerging Markets                              1,190        748           917
Global Relationship Banking                     686        490           711
----------------------------------------------------------------------------
  Total Global Corporate Bank                 1,876      1,238         1,628
----------------------------------------------------------------------------
Commercial Lines Insurance                      845        723           632
----------------------------------------------------------------------------
Total Global Corporate and
  Investment Bank                             5,075      2,369         3,698
----------------------------------------------------------------------------
Global Investment Management and
  Private Banking
SSB Citi Asset Management Group                 324        256           222
Citibank Private Bank                           278        251           263
----------------------------------------------------------------------------
Total Global Investment Management and
  Private Banking                               602        507           485
----------------------------------------------------------------------------
Corporate/Other                                (686)      (478)         (392)
Investment Activities                           660        833         1,100
----------------------------------------------------------------------------
Core Income                                   9,947      6,342         7,751
Restructuring-related items and
  merger-related costs, after-tax                47       (535)       (1,046)
Cumulative effect of accounting changes        (127)        --            --
----------------------------------------------------------------------------
Net Income                                  $ 9,867    $ 5,807       $ 6,705
============================================================================
Diluted earnings per share
Core income                                 $  2.85    $  1.77       $  2.12
Net income                                     2.83       1.62          1.83
============================================================================

(1) Reclassified to conform to the 1999 presentation, including changes in capital and tax allocations among the segments.

Results of Operations

Citigroup reported 1999 core income of $9.947 billion or $2.85 per diluted common share, up 57% and 61%, respectively, from $6.342 billion or $1.77 in 1998. Core income in 1999 excluded a credit of $47 million for after-tax restructuring-related items and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Notes 1 and 14 of Notes to the Consolidated Financial Statements. Core income in 1998 excluded a charge of $535 million for after-tax restructuring-related items and merger-related costs. Net income was $9.867 billion or $2.83 per diluted share, up 70% and 75%, respectively, from $5.807 billion or $1.62 in 1998. Citigroup's 1998 core income was down $1.409 billion or 18% from 1997. Net income in 1998 was down $898 million or 13% from 1997. Core income return on common equity was 22.7% compared to 14.9% for 1998 and 20.2% for 1997.

     Core income growth in 1999 was led by Global Corporate and Investment Bank which improved $2.706 billion or 114%, reflecting a rebound from global economic turmoil in 1998 and strong 1999 growth across the franchise, and reflected increases of $1.946 billion or 477% in Salomon Smith Barney (SSB), $442 million or 59% in Emerging Markets, $196 million or 40% in Global Relationship Banking
(GRB), and $122 million or 17% in Commercial Lines. Global Consumer increased $1.185 billion or 38%, led by Banking/Lending where Cards was up $364 million or 45%; Citibanking North America up $307 million or 287%; and CitiFinancial up $170 million or 77%. Core income in the International businesses was up $230 million or 30%, reflecting increases across all regions. Insurance businesses core income grew $142 million or 12%, led by Travelers Life and Annuity (up $130 million or 26%) and Primerica (up $52 million or 13%), partially offset by Personal Lines (down $40 million or 13%). Global Investment Management and Private Banking improved $95 million or 19%, while Investment Activities decreased $173 million or 21%. Core income in 1998 was sharply impacted by the global economic turmoil experienced during the year as income decreased $1.329 billion or 36% in Global Corporate and Investment Bank, and decreased $267 million or 24% in Investment Activities. Partially offsetting this was a $251 million or 9% increase in Global Consumer complemented by a $22 million or 5% increase in Global Investment Management and Private Banking.

     Adjusted revenues, net of interest expense of $59.5 billion in 1999 were up $8.4 billion or 16% from 1998. Revenues in 1998 were up $1.6 billion or 3% from 1997. Global Corporate and Investment Bank revenues of $27.4 billion in 1999 were up $5.0 billion or 22%, led by an increase of $4.3 billion or 52% in SSB, largely due to significantly improved principal transactions, up $2.7 billion, and investment banking, up $689 million. Reflecting the 1998 economic turmoil and strong 1999 results, Emerging Markets was up $695 million or 19%, and GRB was up $169 million or 4%. Partially offsetting these increases was a decrease of $216 million or 3% in Commercial Lines, reflecting lower production. In 1998 Global Corporate and Investment Bank revenues of $22.4 billion were down $1.5 billion or 6%, principally reflecting a decline in SSB of $1.9 billion or 18% to $8.3 billion, driven by a sharp drop in principal transactions revenues due to economic turmoil. Emerging Markets increased by 4% to $3.6 billion, and GRB was up 3% to $3.9 billion. Commercial Lines was up 3% to $6.5 billion. Global Consumer revenues increased strongly in almost all businesses and were up $3.4 billion or 13% in 1999 to $28.6 billion, including acquisitions. The Global Consumer revenue growth was led by a $1.5 billion or 13% increase in Banking/Lending (Cards up $846 million or 12%), a $976 million or 17% increase in International, and an $880 million or 11% increase in Insurance. Revenues in Global Consumer in 1998 increased $3.1 billion or 14% to $25.2 billion, led by Cards, up $1.6 billion or 30%, primarily reflecting the Universal Card Services (UCS) acquisition, growth in the Insurance businesses, up $857 million or 11%, and increases in CitiFinancial, up $268 million or 27%. Global Investment Management and Private Banking revenues of $2.7 billion and $2.4 billion grew $305 million or 13% and $247 million or 12% in 1999 and 1998, and reflected continued growth in assets under management. Investment Activities revenues in 1999 decreased $233 million primarily reflecting lower realized gains from sales of investments and net asset gains, partially offset by higher venture capital revenues, and decreased $410 million in 1998 primarily due to lower venture capital revenues.

     Net interest revenue as calculated from the Consolidated Statement of Income was $20.1 billion in 1999, up $1.4 billion or 7% from 1998, which was up $1.2 billion or 7% from 1997, reflecting business volume growth in most markets and Global Consumer acquisitions. Net interest revenue, adjusted for the effect of credit card securitization, of $24.3 billion was up $2.0 billion or 9% in 1999 and $2.4 billion or 12% in 1998. Adjusted commissions, asset management and administration fees, and other fee revenues of $16.8 billion were up $2.7 billion or 19% in 1999 and $1.4 billion or 11% in 1998, primarily reflecting continued growth in assets under management. Insurance premiums of $10.4 billion in 1999 were up $591 million or 6%, and were up $855 million or 10% in 1998, reflecting solid growth in the Global Consumer Insurance businesses, partially offset by lower premiums in Commercial Lines. Principal transactions revenues rebounded strongly to $5.2 billion in 1999, up from $1.8 billion in 1998 and $4.2 billion in 1997, reflecting the difficult trading conditions in 1998. Realized gains from sales of investments of $557 million were down from $840 million in 1998 and $995 million in 1997. Other income as shown on the Consolidated Statement of Income of $4.1 billion increased $548 million from 1998, which was up $454 million from 1997. The 1999 improvement reflected increased revenues related to credit card securitization activity, and higher venture capital revenues, partially offset by lower net asset gains. Other income, adjusted for the effect of credit card securitization activity, of $2.2 billion was up slightly from 1998, and compared to $2.5 billion in 1997.

     Adjusted operating expenses in 1999 of $29.9 billion, which exclude the restructuring-related items, and in 1998 merger-related costs, were up $2.1 billion or 8% in 1999 and grew $2.4 billion or 9% in 1998. Citigroup achieved its target of $2 billion in annualized expense reductions for 1999. Global Corporate and Investment Bank expenses were up 7% in 1999 and 2% in 1998, primarily attributable to production-related compensation at SSB, partially offset by lower year 2000 and European Economic Monetary Union (EMU) expenses in the GRB, and Commercial Lines' benefit from an assessment change in workers compensation. Expenses increased in Global Consumer by 7% in 1999 and 17% in 1998, reflecting acquisitions, business volume growth, and higher spending in e-Citi. Global Consumer expense growth in 1999 was reduced by a decline in fixed costs due to expense control initiatives. Global Investment Management and Private Banking expenses increased 9% in 1999 and 14% in 1998 driven by investments in technology, and sales and marketing capabilities.

     Adjusted provisions for benefits, claims, and credit costs were $13.8 billion in 1999 compared with $13.3 billion and $11.6 billion in 1998 and 1997, respectively. Policyholder benefits and claims increased 4% to $8.7 billion in 1999 and 8% to $8.4 billion in 1998. The adjusted provision for credit losses increased 3% to $5.1 billion in 1999 and 26% to $4.9 billion in 1998.

     Global Consumer adjusted provisions for benefits, claims, and credit losses of $9.9 billion were up 8% in 1999 and 14% in 1998. Managed net credit losses in 1999 were $4.7 billion and the related loss ratio was 2.49%, compared with $4.4 billion and 2.70% in 1998 and $3.8 billion and 2.61% in 1997. The increase in the 1998 net credit losses from 1997 primarily reflects the UCS acquisition. The managed consumer loan delinquency ratio (90 days or more past due) was 1.91%, a decrease from 2.12% and 2.23% at the end of 1998 and 1997.

     Global Corporate and Investment Bank provisions for benefits, claims, and credit losses decreased to $3.9 billion from $4.2 billion in 1998, which was up from $3.7 billion in 1997. The decrease in 1999 reflected economic improvements in Russia and Asia, partially offset by increased losses in Latin America, and a lower provision for credit losses resulting from an improved credit outlook in Emerging Markets. Commercial Lines prior-year loss development and weather-related catastrophes in 1999 both improved from the prior year. The increase in 1998 primarily reflected the turmoil in Asia and Russia. Commercial cash-basis loans and other real estate owned (OREO) of $1.9 billion at December 31, 1999 were down from $2.1 billion a year earlier, primarily reflecting the improved economic conditions in Asia, and compared to $1.8 billion in 1997.

     Total capital (Tier 1 and Tier 2) was $61.4 billion or 12.43% of net risk-adjusted assets, and Tier 1 capital was $47.6 billion or 9.64% at December 31, 1999. See page 40 for the components of Tier 1 and Tier 2 capital.

GLOBAL CONSUMER

In Millions of Dollars                              1999        1998(1)        1997(1)
-----------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 26,282    $ 23,004       $ 20,348
Effect of credit card securitization activity      2,269       2,187          1,713
-----------------------------------------------------------------------------------
Adjusted revenues, net of
  interest expense                                28,551      25,191         22,061
-----------------------------------------------------------------------------------
Total operating expenses                          11,900      11,634          9,984
Restructuring-related items                          (87)       (636)          (552)
-----------------------------------------------------------------------------------
Adjusted operating expenses                       11,813      10,998          9,432
-----------------------------------------------------------------------------------
Provisions for benefits, claims, and
  credit losses                                    7,611       6,962          6,328
Effect of credit card securitization activity      2,269       2,187          1,713
-----------------------------------------------------------------------------------
Adjusted provisions for benefits, claims,
  and credit losses                                9,880       9,149          8,041
-----------------------------------------------------------------------------------
Core income before taxes and
  minority interest                                6,858       5,044          4,588
Income taxes                                       2,489       1,864          1,666
Minority interest, after-tax                          73          69             62
-----------------------------------------------------------------------------------
Core income                                        4,296       3,111          2,860
Restructuring-related items, after-tax                56         403            333
-----------------------------------------------------------------------------------
Net income                                      $  4,240    $  2,708       $  2,527
===================================================================================

(1)  Reclassified to conform to the 1999 presentation.

     Global Consumer--which provides banking, lending, investment and personal insurance products and services, including credit and charge cards, to customers around the world--reported core income of $4.296 billion in 1999, up $1.185 billion or 38% from 1998, reflecting strong growth in virtually all businesses, particularly in Banking/Lending where Cards increased $364 million or 45%, Citibanking grew $307 million or 287%, and CitiFinancial increased $170 million or 77%. In the Insurance businesses, core income grew $142 million or 12% from 1998, while the International businesses grew $230 million or 30%, reflecting increases across all regions. Core income in 1998 of $3.111 billion increased $251 million or 9% from 1997 reflecting double-digit growth in Banking/Lending and in the Insurance businesses, offset by a 10% decline in International due to economic conditions in Latin America and Asia Pacific. Net income of $4.240 billion in 1999, $2.708 billion in 1998, and $2.527 billion in 1997 included restructuring-related items of $56 million ($87 million pretax), $403 million ($636 million pretax), and $333 million ($552 million pretax), respectively.

     During 1999, Global Consumer recorded restructuring-related items totaling $87 million ($56 million after-tax), including charges of $104 million (pretax), of which $82 million related to new initiatives primarily for the reconfiguration of certain consumer branch operations outside the U.S., downsizing of certain marketing operations, and costs associated with exiting a non-strategic business. The 1999 items also include accelerated depreciation charges on assets associated with restructuring initiatives of $114 million (pretax), offset by a reduction of restructuring reserves due to changes in estimates attributable to facts and circumstances arising subsequent to the original restructuring charge of $131 million (pretax). In 1998, Global Consumer recorded a net restructuring charge totaling $636 million ($403 million after-tax) for regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring, integration of overlapping marketing and product management groups and exiting several non-strategic operations. In 1997, Global Consumer recorded a restructuring charge of $552 million ($333 million after-tax) for the consolidation of data centers and operations processing and customer service facilities, the reconfiguration of electronic and other distribution channels, the outsourcing of various technological functions, and the rationalization of administrative and management functions. See Note 14 of Notes to Consolidated Financial Statements for a discussion of restructuring-related items.

BANKING/LENDING

Citibanking North America

In Millions of Dollars                         1999        1998(1)      1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense     $ 2,109     $ 1,974      $ 1,864
Adjusted operating expenses(2)                1,338       1,672        1,568
Provision for credit losses                      64         100          105
----------------------------------------------------------------------------
Core income before taxes                        707         202          191
Income taxes                                    293          95           80
----------------------------------------------------------------------------
Core income                                     414         107          111
Restructuring-related items, after-tax           (1)         89          124
----------------------------------------------------------------------------
Net income (loss)                           $   415     $    18      $   (13)
============================================================================
Average assets (in billions of dollars)     $    10     $    10      $    10
Return on assets                               4.15%       0.18%          NM
============================================================================
Excluding restructuring-related items
Return on assets                               4.14%       1.07%        1.11%
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful.

     Citibanking North America--which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems--reported core income of $414 million in 1999, up $307 million or 287% from 1998 due to expense reduction initiatives, revenue growth, and credit cost improvements. Core income of $107 million in 1998 was down from $111 million in 1997 as business volume growth was more than offset by a higher effective tax rate. Net income (loss) of $415 million in 1999, $18 million in 1998, and ($13) million in 1997 included restructuring-related credits in 1999 of $1 million ($4 million pretax), and restructuring charges of $89 million ($139 million pretax) and $124 million ($203 million pretax) in 1998 and 1997, respectively.

     As shown in the following table, Citibanking grew accounts and customer deposits in both 1999 and 1998. The decline in loans reflects a decrease in home equity loans due to increased industry-wide mortgage refinancing activity during 1998 and the first half of 1999. See also the Mortgage Banking discussion below.

In Billions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
Accounts (in millions)                           6.3           5.8           5.6
Average customer deposits                    $  42.1       $  39.6       $  37.1
Average loans                                    7.6           7.9           8.1
================================================================================

     Revenues, net of interest expense, of $2.109 billion increased $135 million or 7% in 1999 and grew $110 million or 6% in 1998, reflecting growth in customer deposits and higher investment product fees and commissions, offset by lower loan revenues. The 1999 increase also reflects higher spreads on customer deposits.

     Adjusted operating expenses of $1.338 billion in 1999 declined $334 million or 20% from 1998, reflecting the impact of significant expense management initiatives that reduced staff and other fixed expenses as well as lower marketing program spending. Expenses grew $104 million or 7% in 1998, principally reflecting business volume growth.

     The provision for credit losses declined to $64 million in 1999 from $100 million in 1998 and $105 million in 1997. The net credit loss ratio of 1.18% in 1999 declined from 1.34% in 1998 and 1.36% in 1997. Loans delinquent 90 days or more of $55 million or 0.75% at December 31, 1999 declined from $93 million or 1.20% at December 31, 1998 and $133 million or 1.59% at December 31, 1997. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

In Millions of Dollars                             1999      1998(1)     1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense            $747      $619        $590
Adjusted operating expenses(2)                      320       242         233
Provision for credit losses                          17        20          89
-----------------------------------------------------------------------------
Core income before taxes and
  minority interest                                 410       357         268
Income taxes                                        160       140         105
Minority interest, after-tax                         19         5          --
-----------------------------------------------------------------------------
Core income                                         231       212         163
Restructuring-related items, after-tax               --         6          12
-----------------------------------------------------------------------------
Net income                                         $231      $206        $151
=============================================================================
Average assets (in billions of dollars)            $ 29      $ 25        $ 24
Return on assets                                   0.80%     0.82%       0.63%
=============================================================================
Excluding restructuring-related items
Return on assets                                   0.80%     0.85%       0.68%
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Mortgage Banking--which originates and services mortgages and student loans for customers across North America--reported core income of $231 million in 1999, up $19 million or 9% from 1998, reflecting growth in student loans and credit improvement in the mortgage portfolio. Core income in 1998 of $212 million increased $49 million or 30% from 1997, reflecting lower credit costs and higher revenues resulting from increased business volumes. Net income of $206 million in 1998 and $151 million in 1997 included restructuring-related items of $6 million ($9 million pretax) and $12 million ($20 million pretax), respectively.

     The acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One) in April 1999 added approximately $25 billion to the mortgage servicing/subservicing portfolio.

     As shown in the following table, Mortgage Banking accounts, loans, and mortgage originations increased in both 1999 and 1998, including the effect of the Source One acquisition. Excluding Source One, mortgage originations declined in 1999 reflecting the industry-wide slowdown in mortgage refinancing activity in the second half of 1999.

In Billions of Dollars                        1999           1998           1997
--------------------------------------------------------------------------------
Accounts (in millions)                         3.4            2.8            2.5
Average loans                              $  27.4        $  23.9        $  22.3
Mortgage originations                         18.3           16.4            8.2
================================================================================

     Revenues, net of interest expense, of $747 million in 1999 grew $128 million or 21% from 1998, reflecting the Source One acquisition and growth in the student loan portfolio. Revenues in 1998 increased $29 million or 5% from 1997, reflecting growth in the student loan portfolio and increased mortgage originations, including refinancing activity. Adjusted operating expenses increased $78 million or 32% in 1999 and grew $9 million or 4% in 1998, reflecting additional business volumes, including the Source One acquisition in 1999.

     The provision for credit losses of $17 million in 1999 declined from $20 million in 1998 and $89 million in 1997. The 1999 net credit loss ratio of 0.16% declined from 0.31% and 0.51% in 1998 and 1997, respectively, and the ratio of loans delinquent 90 days or more of 2.31% declined from 2.44% at December 31, 1998 and 3.13% at December 31, 1997. The declines in the provision, the net credit loss ratio, and the delinquency ratio reflect improvement in the mortgage portfolio. The 1999 improvement in mortgage delinquencies was partially offset by higher student loan delinquencies as a result of a statutory increase in the length of time Citigroup must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

Cards

In Millions of Dollars                             1999        1998(1)      1997(1)
--------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 5,729     $ 4,965      $ 3,790
Effect of credit card securitization activity     2,269       2,187        1,713
--------------------------------------------------------------------------------
Adjusted revenues, net of interest expense        7,998       7,152        5,503
--------------------------------------------------------------------------------
Adjusted operating expenses(2)                    2,886       2,595        1,759
Adjusted provision for credit losses(3)           3,259       3,264        2,828
--------------------------------------------------------------------------------
Core income before taxes                          1,853       1,293          916
Income taxes                                        681         485          343
--------------------------------------------------------------------------------
Core income                                       1,172         808          573
Restructuring-related items, after-tax              (12)         39           36
--------------------------------------------------------------------------------
Net income                                      $ 1,184     $   769      $   537
================================================================================
Average assets (in billions of dollars)(4)      $    28     $    28      $    25
Return on assets                                   4.23%       2.75%        2.15%
================================================================================
Excluding restructuring-related items
Return on assets(5)                                4.19%       2.89%        2.29%
================================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.
(3)  Adjusted for the effect of credit card securitization activity.
(4) Adjusted for the effect of credit card securitization activity, managed average assets were $75 billion, $64 billion, and $50 billion in 1999, 1998, and 1997, respectively.
(5) Adjusted for the effect of credit card securitization activity, the return on managed assets, excluding restructuring-related items was 1.56% in 1999, 1.26% in 1998, and 1.15% in 1997.

     Cards--U.S. bankcards, Canada bankcards, and North America Diners Club--reported core income of $1.172 billion, up $364 million or 45% from 1998 and in 1998 was up $235 million or 41% from 1997, reflecting significant increases in the U.S. bankcards business, despite competitive pricing pressures. Net income of $1.184 billion in 1999, $769 million in 1998, and $537 million in 1997 included restructuring-related credits in 1999 of $12 million ($18 million pretax), and restructuring charges of $39 million ($58 million pretax) and $36 million ($59 million pretax) in 1998 and 1997, respectively.

     Universal Card Services (UCS), which was acquired in April 1998, contributed approximately $52 million to core income in 1999 compared with a loss of $72 million in 1998.

     Risk adjusted margin is a measure of profitability that takes adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.37% increased 27 basis points from 1998 and 120 basis points from 1997.

In Billions of Dollars                       1999           1998           1997
-------------------------------------------------------------------------------
Risk adjusted revenues(1)                $    4.4       $    3.6       $    2.4
Risk adjusted margin %(2)                    6.37%          6.10%          5.17%
===============================================================================

(1)  Adjusted revenues less managed net credit losses.
(2)  Risk adjusted revenues as a percentage of average managed loans.

     Adjusted revenues, net of interest expense, of $7.998 billion increased $846 million or 12% from 1998, reflecting receivable growth, including acquisitions, higher interchange fee revenues due to sales volume growth and pricing changes, and risk-based pricing actions, offset by changes in portfolio mix and lower spreads. Excluding the effect of UCS and 1999 acquisitions, revenues increased approximately 5%. Revenues in 1998 increased $1.649 billion or 30% primarily reflecting the acquisition of UCS.

     As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 15% growth in sales volumes and a 7% increase in receivables, including the effect of portfolio acquisitions. Portfolio acqui-sitions during 1999 added approximately 1.3 million accounts and $2.6 billion of receivables. Accounts increased only slightly in the year reflecting management initiatives that resulted in the closing of inactive and/or high-risk accounts. Growth in 1998 from 1997 reflects the acquisition of UCS.

In Billions of Dollars                            1999         1998         1997
--------------------------------------------------------------------------------
Accounts (in millions)                            40.6         40.5         25.8
Cards in force (in millions)                        69           69           41
Total sales                                    $ 162.3      $ 140.6      $ 106.3
End-of-period managed receivables                 74.2         69.6         49.6
================================================================================

     Adjusted operating expenses of $2.886 billion increased $291 million or 11% in 1999 and grew $836 million or 48% in 1998, reflecting acquisitions and increased target marketing efforts in U.S. bankcards.

     The adjusted provision for credit losses in 1999 was $3.259 billion compared with $3.264 billion in 1998 and $2.828 billion in 1997. U.S. bankcards managed net credit losses in 1999 were $3.143 billion and the related loss ratio was 4.56%, compared with $3.123 billion and 5.33% in 1998 and $2.662 billion and 5.74% in 1997. U.S. bankcards managed loans delinquent 90 days or more were $1.061 billion or 1.44% at December 31, 1999 compared with $1.001 billion or 1.45% at December 31, 1998 and $868 million or 1.77% at December 31, 1997. The improvement in the 1999 net credit loss ratio reflects declining industry-wide bankruptcy trends and credit risk management initiatives.

CitiFinancial

In Millions of Dollars                                 1999      1998(1)     1997(1)
---------------------------------------------------------------------------------
Total revenues, net of interest expense              $1,619    $1,275      $1,007
Adjusted operating expenses(2)                          617       505         422
Provisions for benefits, claims, and credit losses      385       419         316
---------------------------------------------------------------------------------
Core income before taxes                                617       351         269
Income taxes                                            225       129          95
---------------------------------------------------------------------------------
Core income                                             392       222         174
Restructuring-related items, after-tax                    2         1          --
---------------------------------------------------------------------------------
Net income                                           $  390    $  221      $  174
=================================================================================
Average assets (in billions of dollars)              $   16    $   12      $    9
Return on assets                                       2.44%     1.84%       1.93%
=================================================================================
Excluding restructuring-related items
Return on assets                                       2.45%     1.85%       1.93%
=================================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     CitiFinancial (formerly Consumer Finance Services) includes the consumer lending operations (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) of CitiFinancial Credit Company (CCC). Also included are related credit insurance services provided through subsidiaries.

     Core income was $392 million in 1999 compared to $222 million in 1998 and $174 million in 1997. The 77% increase in 1999 reflects strong receivables growth in all major products, an improved credit environment, and the 1999 acquisition of certain Associates First Capital (Associates) branches. The 28% increase in 1998 reflects continued internal receivables growth in all major products, an improved charge-off rate, and the integration of Security Pacific Financial Services (Security Pacific) into the CitiFinancial branch system since July 1997. Net receivables at December 31, 1999 reached a record $15.5 billion compared to $11.9 billion at year-end 1998 and $9.8 billion at year- end 1997. The receivables growth in 1999 was due to increased business flow at CitiFinancial branches (including portfolio acquisitions), cross-selling of CitiFinancial products through Primerica distribution channels, and the Associates acquisition. Much of the growth in 1998 was in real estate-secured loans which resulted from the continued strong performance of the $.M.A.R.T. loan(R) program, as well as solid sales in the branch network. The internal growth during 1999 and 1998 was led by the Primerica generated portfolio, which grew 39% to $4.1 billion in 1999 and 31% to $2.95 billion in 1998. At December 31, 1999, CitiFinancial had 1,174 branches, up from 980 at year-end 1998. The increase in adjusted operating expenses was primarily attributable to the acquisitions.

     The average yield on receivables was 14.45% in 1999 compared to 14.88% in 1998 and 15.24% in 1997. The decline in the average yield resulted from a shift in the portfolio mix towards lower yielding, higher quality real estate loans, particularly first mortgage loans. At December 31,1999, the portfolio consisted of 58% real-estate secured loans, 34% personal loans and 8% sales finance and other compared to 56% real-estate secured loans, 36% personal loans and 8% sales finance and other at December 31, 1998.

     The provisions for benefits, claims, and credit losses was $385 million in 1999 compared to $419 million in 1998 and $316 million in 1997, reflecting the continued strong credit environment. The net credit loss ratio of 2.18% in 1999 was down from 2.74% in 1998 and 2.82% in 1997. Loans delinquent 90 days or more were $203 million or 1.31% in 1999 compared to $172 million or 1.44% in 1998 and $133 million or 1.36% in 1997.

INSURANCE

Travelers Life and Annuity

In Millions of Dollars                            1999      1998(1)      1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense         $3,394    $3,012       $2,677
Provision for benefits and claims                1,997     1,863        1,677
Adjusted operating expenses(2)                     451       396          362
-----------------------------------------------------------------------------
Core income before taxes                           946       753          638
Income taxes                                       323       260          217
-----------------------------------------------------------------------------
Core income(3)                                     623       493          421
Restructuring-related items, after-tax              --         8           --
-----------------------------------------------------------------------------
Net income                                      $  623    $  485       $  421
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.
(3)  Excludes investment gains/losses included in Investment Activities segment.

     Travelers Life and Annuity offers individual annuity, group annuity, individual life and long-term care products marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance. These products are primarily distributed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants, Primerica, Citibank, and a nationwide network of independent agents. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

     Core income was $623 million in 1999 compared to $493 million in 1998 and $421 million in 1997. The 26% improvement in 1999 was largely driven by increases in business volumes and strong investment income. During 1999, this business achieved double-digit growth in individual and group annuity account balances and direct periodic life and long-term care insurance premiums reflecting both greater popularity of these products with an aging American population and strong momentum from cross-selling initiatives. The 17% improvement in 1998 reflects strong double-digit business volume growth in annuity account balances and life and long term care premiums, and an increase in net investment income despite a decline in investment income yields during 1998, resulting primarily from participation in partnership investment interests being negatively impacted by a downturn in market conditions. This decline in yields was substantially offset by earnings on an increased capital base created by business volume growth.

     The successful cross-selling initiatives of Travelers Life and Annuity products through the Primerica, Citibank, Copeland, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through a nationwide network of independent agents, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

     The following table shows net written premiums and deposits by product for the three years ended December 31, 1999:

In Millions of Dollars                             1999        1998        1997
-------------------------------------------------------------------------------
Deferred annuities
Fixed                                          $  1,008    $    908    $    779
Variable                                          4,265       2,892       1,775
Payout annuities                                    448         429         310
GIC and other annuities                           5,249       3,690       2,109
Individual life insurance
Direct periodic premiums and deposits               409         322         290
Single premium deposits                              84          85          56
Reinsurance                                         (71)        (66)        (58)
Individual long-term care insurance                 240         213         184
-------------------------------------------------------------------------------
                                               $ 11,632    $  8,473    $  5,445
===============================================================================

     The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

     Significant deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $27.3 billion at December 31, 1999, from $20.9 billion at year-end 1998 (up 31%) and $16.1 billion at year-end 1997. Net written premiums and deposits increased in 1999 to $5.27 billion from $3.80 billion in 1998 (up 39%) and $2.55 billion in 1997. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Primerica and Citibank as well as Copeland's continued success in the small company segment of the 401(k) market and very strong agency results.

     Payout and group annuity account balances and benefit reserves reached $15.73 billion at December 31, 1999, up from $13.84 billion at year-end 1998 (up 14%), and $11.94 billion at year-end 1997. This substantial volume growth reflects strong sales of GICs and structured finance transactions. Net written premiums and deposits (excluding the Company's employee pension plan deposits) in 1999 were $5.70 billion, up from $4.12 billion in 1998 (up 38%) and $2.42 billion in 1997.

     Direct periodic premiums and deposits for individual life insurance were $409 million in 1999 compared to $322 million in 1998 (up 27%) and $290 million in 1997. Life insurance in force was $60.6 billion at December 31, 1999, up from $55.4 billion at year-end 1998 and $51.6 billion at year-end 1997.

     Net written premiums for the long-term care insurance line reached $240 million in 1999 compared to $213 million in 1998 and $184 million in 1997.

Primerica Financial Services

In Millions of Dollars                                1999       1998       1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $1,775     $1,654     $1,522
Provision for benefits and claims                      487        484        497
Adjusted operating expenses(1)                         586        546        502
--------------------------------------------------------------------------------
Core income before taxes                               702        624        523
Income taxes                                           250        224        188
--------------------------------------------------------------------------------
Core income(2)                                         452        400        335
Restructuring-related items, after-tax                  --          2         --
--------------------------------------------------------------------------------
Net income                                          $  452     $  398     $  335
================================================================================

(1)  Excludes restructuring-related items.
(2)  Excludes investment gains/losses included in Investment Activities.

     Core income was $452 million in 1999 compared to $400 million in 1998 and $335 million in 1997. The 13% increase in 1999 results reflects continued success at cross-selling a range of products (particularly mutual funds, variable annuities and debt consolidation loans), growth in life insurance in force, improved investment income, and disciplined expense management. The 19% improvement in 1998 reflects success at cross-selling, growth in life insurance in force, favorable mortality experience and disciplined expense management.

     Increases in production and cross-selling initiatives were achieved during 1999. Earned premiums net of reinsurance were $1.071 billion, $1.057 billion, and $1.035 billion in 1999, 1998, and 1997, including $1.008 billion, $987 million, and $967 million for Primerica individual term life policies. Total face amount of issued term life insurance was $56.2 billion in 1999 compared to $57.4 billion in 1998 and $52.6 billion in 1997. The number of policies issued was 209,900 in 1999, compared to 223,600 in 1998 and 228,900 in 1997. The average face value per policy issued was $229,000 in 1999 compared to $223,000 in 1998 and $200,000 in 1997. Life insurance in force at year-end 1999 reached $394.9 billion, up from $383.7 billion at year-end 1998 and $369.9 billion at year-end 1997, and continued to reflect good policy persistency.

     In recent years, Primerica has leveraged cross-selling through the Financial Needs Analysis (FNA)--the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs--to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through its sales force. More than 490,000 FNAs were submitted during 1999. In addition, Primerica has traditionally offered mutual funds to clients as a means to invest the relative savings realized through the purchase of term life insurance as compared to traditional whole life insurance. Sales of mutual funds were $3.124 billion in 1999 compared to $2.942 billion in 1998 and $2.689 billion in 1997. Salomon Smith Barney mutual funds accounted for 60% of Primerica's U.S. sales in 1999 and 1998 and 53% and 50% of Primerica's total sales in 1999 and 1998, respectively. Variable annuity sales continued to show momentum, reaching net written premiums and deposits of $990 million in 1999, up from $652 million in 1998 and $347 million in 1997. The growth reflects the increased emphasis placed on cross-selling initiatives in the latter part of 1998, with the current period sales predominately reflecting sales of Travelers Life and Annuity variable annuity products. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial was $1.92 billion in 1999, up 31% from $1.46 billion in 1998 and $1.30 billion in 1997. The TRAVELERS SECURE(R) line of property and casualty insurance products (sales in this program were curtailed during the latter part of 1999) showed premiums of $225 million in 1999 compared to $213 million in 1998 and $73 million in 1997.

Personal Lines

In Millions of Dollars                                1999       1998       1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $4,043     $3,666     $3,276
Claims and claim adjustment expenses                 2,554      2,181      1,853
Total operating expenses                             1,013        930        884
--------------------------------------------------------------------------------
Income before taxes and
  minority interest                                    476        555        539
Income taxes                                           143        172        177
Minority interest, after-tax                            54         64         62
--------------------------------------------------------------------------------
Net income(1)                                       $  279     $  319     $  300
================================================================================

(1) Excludes investment gains/losses included in Investment Activities segment.

     Net income was $279 million in 1999 compared to $319 million in 1998 and $300 million in 1997. The 1999 decrease primarily reflects higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, a charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products, and lower prior-year favorable reserve development, partially offset by growth in earned premiums. The 1998 increase was primarily due to higher net investment income and increased production, partially offset by higher catastrophe losses and a decrease in favorable prior-year reserve development.

     The following table shows net written premiums by product line for the three years ended December 31:

In Millions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
Personal automobile                           $2,369        $2,328        $1,950
Homeowners and other                           1,436         1,162         1,124
--------------------------------------------------------------------------------
                                              $3,805        $3,490        $3,074
================================================================================

     Personal Lines net written premiums for 1999 were $3.805 billion compared to $3.490 billion in 1998 and $3.074 billion in 1997. The 1999 net written premiums include an increase of $72 million due to the termination of a quota share reinsurance arrangement. The 1997 net written premiums include an increase of $69 million due to an adjustment associated with the quota share reinsurance arrangement. The 1999 and 1998 increases compared to 1998 and 1997, respectively, primarily reflected growth in independent agents business and growth in affinity marketing and joint marketing arrangements. During the third quarter of 1999, TAP decided to curtail the sale of its TRAVELERS SECURE(R) auto and homeowners products because insured losses exceeded levels anticipated in the pricing of the products. The growth in premiums from the independent agent distribution channel has been partially due to pursuing transfers of books of business to the Company within certain independent insurance agencies. Frequently, Personal Lines will pay these agencies an incentive to cover their expenses related to the transfer and include a competitive inducement to move the book. Many independent agencies are consolidating their business to a smaller number of insurance carriers resulting in transfers of business to their preferred carriers.

     Catastrophe losses, net of taxes and reinsurance, were $79 million in 1999 compared to $44 million in 1998 and $10 million in 1997. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. Catastrophe losses in 1998 were primarily due to Hurricanes Bonnie and Georges, severe first quarter winter storms and second and third quarter wind and hail storms.

     Statutory and generally accepted accounting principles (GAAP) combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                               1999          1998          1997
-------------------------------------------------------------------------------
Statutory
Loss and LAE ratio(1)                          70.0%         66.7%         63.5%
Underwriting expense ratio                     26.7          27.2          28.7
Combined ratio                                 96.7          93.9          92.2
-------------------------------------------------------------------------------
GAAP
Loss and LAE ratio(1)                          70.3%         66.7%         63.5%
Underwriting expense ratio                     26.5          26.5          28.3
Combined ratio                                 96.8          93.2          91.8
===============================================================================

(1)  LAE represents loss adjustment expenses.

     GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

     The 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment the 1999 statutory and GAAP combined ratios were 96.5% and 97.3%, respectively. The increase in the 1999 statutory and GAAP combined ratios excluding this adjustment compared to the 1998 statutory and GAAP combined ratios was due to higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the TRAVELERS SECURE(R) charge, and lower favorable prior-year reserve development in the automobile bodily injury line.

     The 1997 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in a quota share reinsurance arrangement. Excluding this adjustment, the 1997 statutory and GAAP combined ratios would have been 92.1% and 92.5%, respectively. The increase in the 1998 statutory and GAAP combined ratios compared to the 1997 statutory and GAAP combined ratios excluding this adjustment was primarily due to higher catastrophe and other weather-related losses and a decrease in favorable prior-year reserve development, partially offset by a decrease in the underwriting expense ratio due to a lower commission expense ratio associated with the alternative distribution channels.

INTERNATIONAL CONSUMER

Europe, Middle East & Africa

In Millions of Dollars                                 1999      1998(1)     1997(1)
---------------------------------------------------------------------------------
Total revenues, net of interest expense              $2,335    $2,143      $2,047
Adjusted operating expenses(2)                        1,501     1,473       1,440
Provisions for benefits, claims, and credit losses      312       299         282
---------------------------------------------------------------------------------
Core income before taxes                                522       371         325
Income taxes                                            195       146         122
---------------------------------------------------------------------------------
Core income                                             327       225         203
Restructuring-related items, after-tax                   15       125          65
---------------------------------------------------------------------------------
Net income                                           $  312    $  100      $  138
=================================================================================
Average assets (in billions of dollars)              $   22    $   22      $   22
Return on assets                                       1.42%     0.45%       0.63%
=================================================================================
Excluding restructuring-related items
Return on assets                                       1.49%     1.02%       0.92%
=================================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Europe, Middle East & Africa (EMEA--including India and Pakistan)--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $327 million in 1999, up $102 million or 45% from 1998, reflecting growth across the region, particularly Germany, and a $16 million ($25 million pretax) gain related to an investment in an affiliate. Core income in 1998 was up $22 million or 11% from 1997, reflecting business volume growth. Net income of $312 million in 1999, $100 million in 1998, and $138 million in 1997 included restructuring-related items of $15 million ($23 million pretax), $125 million ($239 million pretax), and $65 million ($112 million pretax), respectively.

     The net effect of foreign currency translation on core income was minimal; however, the impact on revenue growth was a reduction of approximately 3 and 2 percentage points and on expense growth was a reduction of approximately 4 and 2 percentage points in 1999 and 1998, respectively.

     As shown in the following table, EMEA reported 8% account growth in 1999 and 4% in 1998 primarily reflecting loan growth, including credit cards. However, loans and customer deposits were reduced by the effect of foreign currency translation.

In Billions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
Accounts (in millions)                          11.1          10.2           9.8
Average customer deposits                    $  17.0       $  17.3       $  16.8
Average loans                                   16.9          16.3          15.6
================================================================================

     Revenues, net of interest expense, of $2.335 billion in 1999 grew $192 million or 9% from 1998 reflecting loan growth, improved spreads, and higher insurance and investment product fees. Revenues in 1999 also reflected the $25 million gain associated with an investment in an affiliate. Revenues in 1998 increased $96 million or 5% from 1997 reflecting growth across all countries except India and Pakistan where revenues declined as a result of economic conditions.

     Adjusted operating expenses increased $28 million or 2% in 1999 and grew $33 million or 2% in 1998. Excluding the effect of foreign currency translation, expenses in 1999 and 1998 reflect higher business volumes and costs associated with franchise growth in Central and Eastern Europe.

     The provisions for benefits, claims, and credit losses in 1999 were $312 million, compared to $299 million in 1998 and $282 million in 1997. The net credit loss ratio of 1.67% in 1999 declined from 1.70% in 1998 and 1.75% in 1997. Loans delinquent 90 days or more were $914 million or 5.33% at December 31, 1999, down from $955 million or 5.46% at December 31, 1998 and $919 million or 5.92% at December 31, 1997.

Asia Pacific

In Millions of Dollars                                 1999      1998(1)     1997(1)
---------------------------------------------------------------------------------
Total revenues, net of interest expense              $2,248    $1,849      $1,878
Adjusted operating expenses(2)                        1,186       976       1,025
Provisions for benefits, claims, and credit losses      353       251         198
---------------------------------------------------------------------------------
Core income before taxes                                709       622         655
Income taxes                                            266       239         248
---------------------------------------------------------------------------------
Core income                                             443       383         407
Restructuring-related items, after-tax                   13        64          60
---------------------------------------------------------------------------------
Net income                                           $  430    $  319      $  347
=================================================================================
Average assets (in billions of dollars)              $   31    $   28      $   27
Return on assets                                       1.39%     1.14%       1.29%
=================================================================================
Excluding restructuring-related items
Return on assets                                       1.43%     1.37%       1.51%
=================================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Asia Pacific (including Japan and Australia)--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $443 million in 1999, up from $383 million and $407 million in 1998 and 1997, respectively, reflecting business growth and expansion as the region rebounds from weak 1998 results. Net income of $430 million in 1999, $319 million in 1998, and $347 million in 1997 included restructuring-related items of $13 million ($22 million pretax), $64 million ($83 million pretax), and $60 million ($97 million pretax), respectively.

     Strengthening currencies across the region resulted in net foreign currency translation effects that increased core income by approximately $10 million in 1999 and revenue and expense growth was increased by approximately 5 and 6 percentage points, respectively. In 1998, the net effect of foreign currency translation reduced core income by approximately $112 million and revenue and expense growth was reduced by approximately 22 and 16 percentage points, respectively.

     As shown in the following table, Asia Pacific accounts grew 21% in both 1999 and 1998. The growth in 1999 reflects significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries. The 1998 increase in accounts and customer deposits reflects the "flight to quality" in the region.

In Billions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
Accounts (in millions)                           9.2           7.6           6.3
Average customer deposits                    $  42.1       $  36.1       $  30.5
Average loans                                   23.3          20.2          20.8
================================================================================

     Revenues, net of interest expense, of $2.248 billion increased $399 million or 22% from 1998 reflecting strong performance in Japan and business volume growth and higher spreads in most other countries. Revenues in 1998 declined $29 million from 1997 reflecting the effect of foreign currency translation and spread compression in certain countries, offset by higher deposit volumes due to the "flight to quality" in the region.

     Adjusted operating expenses of $1.186 billion increased $210 million or 22% from 1998 reflecting higher marketing spending across the region and costs associated with new branches and additional product offerings, particularly in Japan. Expenses in 1998 declined $49 million or 5% from 1997 reflecting the effect of foreign currency translation, partially offset by costs associated with business volume growth.

     The provisions for benefits, claims, and credit losses in 1999 of $353 million increased from $251 million in 1998 and $198 million in 1997. The net credit loss ratio was 1.28% in 1999, up from 1.12% in 1998 and 0.82% in 1997. Loans delinquent 90 days or more were $453 million or 1.80% at December 31, 1999, compared with $498 million or 2.28% at December 31, 1998 and $259 million or 1.34% at December 31, 1997. The increases in the provision and the net credit loss ratio from 1998 primarily reflect increases in Taiwan and Hong Kong; however, the delinquency ratio declined in 1999 reflecting the economic stabilization across the region.

Latin America

In Millions of Dollars                             1999      1998(1)     1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense          $1,983    $1,598      $1,475
Adjusted operating expenses(2)                    1,193     1,068         921
Provision for credit losses                         447       265         192
-----------------------------------------------------------------------------
Core income before taxes                            343       265         362
Income taxes                                        115       105         119
-----------------------------------------------------------------------------
Core income                                         228       160         243
Restructuring-related items, after-tax               27        67          20
-----------------------------------------------------------------------------
Net income                                       $  201    $   93      $  223
=============================================================================
Average assets (in billions of dollars)          $   14    $   12      $    8
Return on assets                                   1.44%     0.78%       2.79%
=============================================================================
Excluding restructuring-related items
Return on assets                                   1.63%     1.33%       3.04%
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Latin America--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $228 million in 1999, up $68 million or 43% from 1998, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and the effect of certain acquisitions, partially offset by a higher provision for credit losses. Core income of $160 million in 1998 declined from $243 million in 1997 primarily reflecting lower earnings from Credicard. Net income of $201 million in 1999, $93 million in 1998, and $223 million in 1997 included restructuring-related items of $27 million ($42 million pretax), $67 million ($88 million pretax), and $20 million ($33 million pretax), respectively.

     The Brazilian currency devaluation in the beginning of 1999 significantly contributed to the 1999 foreign currency translation effects that reduced core income by approximately $34 million. Foreign currency translation effects reduced revenue and expense growth by approximately 10 and 7 percentage points, respectively. The effect of foreign currency translation in 1998 reduced revenue and expense growth by approximately 4 and 5 percentage points, respectively, however the impact on core income was minimal.

     As shown in the following table, Latin America experienced strong business volume growth in 1999 and 1998, including the effect of acquisitions. Average loan growth of 1% in 1999 was reduced by credit risk management initiatives. Customer deposit growth also reflects a "flight to quality" in the region.

In Billions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
Accounts (in millions)                           8.8           7.3           5.4
Average customer deposits                    $  13.5       $  10.2       $   8.2
Average loans                                    7.9           7.8           6.6
================================================================================

     Revenues, net of interest expense, of $1.983 billion increased $385 million or 24% from 1998 reflecting acquisitions in the region and increased earnings from Credicard. Revenues in 1998 increased $123 million or 8% from 1997, reflecting acquisitions in the region and business volume growth, offset by lower earnings from Credicard.

     Adjusted operating expenses of $1.193 billion increased $125 million or 12% from 1998 reflecting acquisitions in the region. Efficiency efforts in 1999 contributed to a 3% decline in expenses excluding the effect of acquisitions and foreign currency translation. Expenses in 1998 grew $147 million or 16% from 1997 reflecting acquisitions in the region, spending on new strategic alliances, and increased collection efforts.

     The provision for credit losses of $447 million in 1999 increased from $265 million in 1998 and $192 million in 1997. The net credit loss ratio was 5.30% in 1999, up from 3.07% in 1998 and 2.66% in 1997. Loans delinquent 90 days or more of $320 million or 4.10% at December 31, 1999 increased from $288 million or 3.60% at December 31, 1998 and $173 million or 2.34% at December 31, 1997. The increases in the provision and the net credit loss ratio from 1998 reflect economic conditions in the region, particularly in Argentina and Chile, and the effect of recent acquisitions.

e-CITI

In Millions of Dollars                           1999      1998(1)      1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense         $ 233     $ 149        $ 114
Adjusted operating expenses(2)                    527       378          236
Provision for credit losses                         5         3            4
----------------------------------------------------------------------------
Loss before tax benefits                         (299)     (232)        (126)
Income tax benefits                              (120)      (91)         (48)
----------------------------------------------------------------------------
Loss                                             (179)     (141)         (78)
Restructuring-related items, after-tax             --         2           16
----------------------------------------------------------------------------
Net loss                                        $(179)    $(143)       $ (94)
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     e-Citi--the business responsible for developing and implementing the Company's internet financial services products and e-commerce solutions--reported losses before restructuring-related items of $179 million in 1999, compared to $141 million in 1998 and $78 million in 1997. Net losses of $143 million in 1998 and $94 million in 1997 included restructuring-related items of $2 million ($3 million pretax) and $16 million ($28 million pretax), respectively.

     Revenues, net of interest expense, were $233 million in 1999, up from $149 million in 1998 and $114 million in 1997, reflecting business volume increases in certain electronic banking services.

     Adjusted operating expenses of $527 million increased from $378 million and $236 million in 1998 and 1997, respectively, reflecting continued investment in Internet-based and other electronic financial services as well as other e-commerce solutions and volume increases associated with electronic banking services.

OTHER CONSUMER

In Millions of Dollars                            1999      1998(1)      1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense          $  67     $ 100        $ 108
Adjusted operating expenses(2)                     195       217           80
-----------------------------------------------------------------------------
(Loss) income before taxes                        (128)     (117)          28
Income taxes (benefits)                            (42)      (40)          20
-----------------------------------------------------------------------------
(Loss) income                                      (86)      (77)           8
Restructuring-related items, after-tax              12        --           --
-----------------------------------------------------------------------------
Net (loss) income                                $ (98)    $ (77)       $   8
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Other Consumer--which includes certain treasury operations and global marketing and other programs--reported losses before restructuring-related items of $86 million in 1999, compared with $77 million in 1998, reflecting higher costs associated with global distribution initiatives and lower treasury results reflecting the higher interest rate environment, offset by lower marketing costs and reduced staff levels. The loss of $77 million in 1998 as compared to income of $8 million in 1997 reflects higher spending on global advertising, marketing, and distribution development initiatives. The net loss of $98 million in 1999 included restructuring-related items of $12 million ($19 million pretax).

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

     The table below summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                                             Total                                         Average
                                                             Loans           90 Days or More Past Due(1)     Loans
                                                          --------    -------------------------------     --------
In Millions of Dollars, Except Loan Amounts in Billions       1999       1999        1998        1997         1999
------------------------------------------------------------------------------------------------------------------
Citibanking North America                                 $    7.4    $    55     $    93     $   133     $    7.6
Ratio                                                                    0.75%       1.20%       1.59%
Mortgage Banking                                              30.1        696         625         715         27.4
Ratio                                                                    2.31%       2.44%       3.13%
U.S. Bankcards                                                73.7      1,061       1,001         868         69.0
Ratio                                                                    1.44%       1.45%       1.77%
Other Cards                                                    2.2         30          28          32          2.4
Ratio                                                                    1.38%       1.23%       1.56%
CitiFinancial                                                 15.5        203         172         133         13.6
Ratio                                                                    1.31%       1.44%       1.36%
Europe, Middle East & Africa                                  17.2        914         955         919         16.9
Ratio                                                                    5.33%       5.46%       5.92%
Asia Pacific                                                  25.1        453         498         259         23.3
Ratio                                                                    1.80%       2.28%       1.34%
Latin America                                                  7.8        320         288         173          7.9
Ratio                                                                    4.10%       3.60%       2.34%
Citibank Private Bank (2)                                     22.4        120         193         110         19.2
Ratio                                                                    0.54%       1.14%       0.72%
Other                                                          0.8          3           2           1          0.9
------------------------------------------------------------------------------------------------------------------
Total managed                                                202.2      3,855       3,855       3,343        188.2
Ratio                                                                    1.91%       2.12%       2.23%
------------------------------------------------------------------------------------------------------------------
Securitized credit card receivables                          (49.0)      (725)       (658)       (481)       (46.9)
Loans held for sale                                           (4.5)       (32)        (38)        (35)        (5.2)
------------------------------------------------------------------------------------------------------------------
Total loans                                               $  148.7    $ 3,098     $ 3,159     $ 2,827     $  136.1
Ratio                                                                    2.08%       2.39%       2.36%
==================================================================================================================

                                                                        Net Credit Losses(1)
                                                          -------------------------------
In Millions of Dollars, Except Loan Amounts in Billions      1999        1998        1997
-----------------------------------------------------------------------------------------
Citibanking North America                                 $    90     $   106     $   109
Ratio                                                        1.18%       1.34%       1.36%
Mortgage Banking                                               43          75         115
Ratio                                                        0.16%       0.31%       0.51%
U.S. Bankcards                                              3,143       3,123       2,662
Ratio                                                        4.56%       5.33%       5.74%
Other Cards                                                    87          79          81
Ratio                                                        3.70%       3.51%       3.88%
CitiFinancial                                                 295         291         233
Ratio                                                        2.18%       2.74%       2.82%
Europe, Middle East & Africa                                  281         277         273
Ratio                                                        1.67%       1.70%       1.75%
Asia Pacific                                                  298         227         171
Ratio                                                        1.28%       1.12%       0.82%
Latin America                                                 419         239         175
Ratio                                                        5.30%       3.07%       2.66%
Citibank Private Bank (2)                                      19           5         (13)
Ratio                                                        0.10%       0.03%         NM
Other                                                           5           3           4
-----------------------------------------------------------------------------------------
Total managed                                               4,680       4,425       3,810
Ratio                                                        2.49%       2.70%       2.61%
-----------------------------------------------------------------------------------------
Securitized credit card receivables                        (2,159)     (2,053)     (1,587)
Loans held for sale                                          (110)       (134)       (126)
-----------------------------------------------------------------------------------------
Total loans                                               $ 2,411     $ 2,238     $ 2,097
Ratio                                                        1.77%       1.82%       1.79%
=========================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Citibank Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

Consumer Loan Balances, Net of Unearned Income

                                                      End of Period                                Average
                                      -----------------------------          -----------------------------
In Billions of Dollars                   1999       1998       1997             1999       1998       1997
----------------------------------------------------------------------------------------------------------
Managed                               $ 202.2    $ 181.6    $ 149.8          $ 188.2    $ 163.8    $ 145.7
Securitized credit card receivables     (49.0)     (44.3)     (26.8)           (46.9)     (36.5)     (25.2)
Loans held for sale                      (4.5)      (5.0)      (3.5)            (5.2)      (4.6)      (3.6)
----------------------------------------------------------------------------------------------------------
On-balance sheet                      $ 148.7    $ 132.3    $ 119.5          $ 136.1    $ 122.7    $ 116.9
==========================================================================================================

     Total delinquencies 90 days or more past due in the managed portfolio were $3.9 billion with a related delinquency ratio of 1.91% at December 31, 1999, compared with $3.9 billion or 2.12% at December 31, 1998 and $3.3 billion or 2.23% at December 31, 1997. Total managed net credit losses in 1999 were $4.7 billion and the related loss ratio was 2.49%, compared with $4.4 billion and 2.70% in 1998 and $3.8 billion and 2.61% in 1997. For a discussion on trends by business, see business discussions on pages 8-16.

     Citigroup's allowance for credit losses of $6.7 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion as of December 31, 1999, up from $3.3 billion and $2.8 billion as of December 31, 1998 and 1997, respectively. The increase in 1998 from 1997 reflects the addition of $320 million of credit loss reserves related to the acquisition of UCS. The allowance as a percentage of loans on the balance sheet was 2.31% as of December 31, 1999, down from 2.50% at December 31, 1998 reflecting improved credit performance in the portfolio. The attribution of the allowance is made for analytical purposes only and may change from time to time.

In Millions of Dollars                              1999       1998       1997
------------------------------------------------------------------------------
Allowance for credit losses                       $3,435     $3,310     $2,808
As a percentage of total consumer loans             2.31%      2.50%      2.35%
==============================================================================

GLOBAL CONSUMER OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

     In 2000, Citigroup will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citigroup's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results since Citigroup maintains adequate reserves for probable credit losses inherent in its loan portfolios. However, net credit losses, delinquencies and the related ratios may increase from 1999 levels as a result of portfolio growth, global economic conditions, and the credit performance of the portfolios, including bankruptcies.

Banking/Lending

Citibanking North America. 1999 was a year of major transformation and success. The business significantly changed its expense structure, reducing operating expenses by $334 million or 20%. Citibanking invested in training and licensing programs and implemented new compensation programs to enable and motivate associates to sell a full range of financial products that meet clients' needs. By the end of 1999, the majority of sales associates became licensed and Citibanking introduced Citipro, a complimentary financial analysis to assess clients' financial needs and recommend appropriate financial products to meet those needs. This new sales strategy and culture has accelerated revenue growth through increased sales of banking products and higher investment product fees. As a result, revenues grew 11% in the second half of 1999 as compared to 3% in the first half of 1999. Revenue growth in 2000 is expected to exceed the growth experienced in 1999.

Mortgage Banking. In 1999 Mortgage Banking, which includes the student loan business, expanded its product set and geographic presence through the acquisition of Source One and distribution through Citigroup affiliates. Continued growth is expected in 2000 through improved returns on the mortgage servicing portfolio, expanded Internet and cross-sell opportunities, and the introduction of new lending products. Student loan growth will be driven by increased presence in the wholesale business and Internet lending.

Cards. The Cards business delivered outstanding performance in 1999 within a challenging business environment, led by growth in receivables and sales volume and improved risk adjusted margins despite competitive pressures. Additionally, the business successfully executed two portfolio acquisitions in the year. As a result, the business is moving into 2000 with solid momentum. While competitive pressures will continue, the business will leverage its size in meeting the needs of existing customers and gain wallet share by continuing to grow existing profitable relationships and testing new value propositions and channels, including the Internet. Further, Cards will meet its customers broader needs through cross-selling and financial facilitation opportunities that will provide for continued business growth. Improved credit performance significantly contributed to earnings growth in 1999. Credit performance is not expected to improve further in 2000 and credit costs and delinquencies may increase from 1999 levels as a result of the economic environment and continued business growth.

CitiFinancial. During 1999, CitiFinancial acquired operations in Florida that had access to significant correspondent and broker networks, as well as purchased approximately 200 branches. CitiFinancial is also pursuing other sources of new volume through its affiliates within Citigroup. In addition, the number of competitors in consumer finance lending has changed over the past few years. CitiFinancial believes that the industry will continue to consolidate and this may present an opportunity to grow via acquisitions both domestically and internationally.

     Utilizing the existing and recently acquired new channels, CitiFinancial expects continued growth in 2000. CitiFinancial believes that its secured lending products will produce above average returns should interest rates continue to rise. Increases in interest rates could possibly have an adverse effect on the economy. Credit losses are expected to increase modestly in 2000 given that they were at historical lows in 1999.

Insurance Industry

Changes in the general interest rate environment affect the return received by the insurance subsidiaries on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on investment of funds, but creates the opportunity for realized investment gains on disposition of fixed maturity investments.

     As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations.

     Certain social, economic, political, and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance, as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to the public availability, affordability, and claims concerns, and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

Travelers Life and Annuity should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

     However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial Services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

Primerica. During the last few years Primerica has instituted programs including sales and product training that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Additionally, increased effort has been made to provide all Primerica customers full access to all Primerica marketed lines. Insurance in force continues to grow. A continuation of these trends could positively influence future operations. Primerica continues to expand cross-selling with other Company subsidiaries of products such as loans, mutual funds, and annuity products.

Personal Lines strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales through independent agents and continued expansion of alternative marketing channels to broaden distribution to a wider customer base. Personal Lines is continuing its state by state rollout of nonstandard auto insurance to broaden its product capabilities. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in certain markets and implementing price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities.

     The personal auto insurance marketplace has become more competitive in 1999 as some personal auto carriers have reduced prices in selected markets. Additionally, auto loss costs have deteriorated slightly. These trends are expected to continue in 2000. Personal Lines will continue to emphasize underwriting discipline in this competitive marketplace and pursue a strategy of flat to modest increases in auto rates. Market conditions for homeowners insurance have remained stable with the industry experiencing modest rate increases. Personal Lines expects homeowner rate increases to continue in 2000. Homeowners loss cost trends have held at modest levels.

     The property and casualty insurance industry in the United States continues to consolidate. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates.

     In relation to the Company's objective of being a low-cost provider of property and casualty insurance, an emphasis on claim payout and performance and enhanced productivity efforts are expected to continue. However, some of the insurance industry's methods have been challenged in litigation.

International Consumer

Europe, Middle East & Africa. The newly unified Europe represents a large market whose size and strong demographic characteristics rival that of the U.S. Additional growth opportunity comes from the developing markets of Central and Eastern Europe where an emerging middle class is expected to fuel the demand for financial services. In 2000, the region will focus on the development of Internet banking and investment products, including e-brokerage services. Not unlike the U.S., as the social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Although the European Economic Monetary Union represents great opportunity, the challenges are substantial. A single market requires pan-European product offerings, brings increased competition, and creates a greater ability on the part of consumers to comparison shop across borders. Citigroup's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

Asia Pacific. Asia's economic crisis has highlighted the need for a deep, rapid restructuring of the banking industry across the region. 1999 was one of the industry's most challenging years on record. Local banks consolidated, competition intensified with the growing presence of foreign banks and non-bank financial institutions, and market dynamics changed due to structural shifts, including the rapid development of the Internet across Asia. In 1999, the business embarked on a number of strategic cost management initiatives to support a strengthened franchise. Both revenues and earnings experienced healthy growth in 1999. Asia's economic recovery is expected to broaden in 2000. As a result of the economic outlook and the business momentum built in 1999, Asia Pacific is well positioned in 2000 for continued franchise growth.

Latin America. The region experienced deteriorating economic conditions during 1999 in many of its countries, which resulted in contracting Gross Domestic Product, currency volatility, and a difficult credit environment. The macroeconomic outlook is expected to remain challenging in 2000, with most countries returning to only modest growth. The business will focus its growth on less risky products and population segments, and continue to implement operating expense reduction programs. Tight controls on loan underwriting and collections implemented in 1999, coupled with a moderately improved economic climate in 2000, should result in improved credit performance.

GLOBAL CORPORATE AND INVESTMENT BANK

In Millions of Dollars                                   1999        1998(1)        1997(1)
----------------------------------------------------------------------------------------
Total revenues, net of interest expense              $ 27,355    $ 22,360       $ 23,819
Adjusted operating expenses(2)                         15,476      14,462         14,177
Provisions for benefits, claims, and credit losses      3,852       4,160          3,667
----------------------------------------------------------------------------------------
Core income before taxes and
  minority interest                                     8,027       3,738          5,975
Income taxes                                            2,785       1,226          2,145
Minority interest, after-tax                              167         143            132
----------------------------------------------------------------------------------------
Core income                                             5,075       2,369          3,698
Restructuring-related items, after-tax                   (121)        (26)           664
----------------------------------------------------------------------------------------
Net income(3)                                        $  5,196    $  2,395       $  3,034
========================================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.
(3)  The 1999 period excludes cumulative effect of accounting changes.

     Citigroup's Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of SSB, Emerging Markets, GRB, and the Commercial Lines business of TAP. SSB is one of the largest investment banking, underwriting and brokerage firms in the world, with a significant presence in most major financial products. Emerging Markets provides a wide array of banking products and services to multinational and large and emerging local corporations in 78 emerging market countries. GRB focuses on providing banking, capital markets, and transaction processing services to large multinational companies in 22 developed countries and to their subsidiaries around the world. TAP is one of the largest property and casualty insurers in the United States offering, among other products, workers' compensation, commercial multi-peril, commercial auto, other liability, fidelity and surety, and property and other lines, which it distributes through independent agents and brokers. Earnings generated from businesses outside the U.S. represented about 35% of total Global Corporate and Investment Bank core income in 1999.

     The Global Corporate and Investment Bank reported core income of $5.075 billion in 1999, up $2.706 billion or 114%, reflecting a rebound from 1998 economic turmoil and strong 1999 growth across the franchise. The growth in core income was led by SSB, up $1.946 billion to $2.354 billion, Emerging Markets, up $442 million to $1.190 billion, and GRB, up $196 million to $686 million. Excluding the 1998 severe market conditions, core income growth reflected strong revenue momentum across SSB, revenue growth and improved credit in Emerging Markets, and lower expenses combined with revenue growth in GRB. Commercial Lines' core income growth reflected favorable legislation benefits and prior-year reserve development, along with lower weather-related losses.

     Net income of $5.196 billion, $2.395 billion, and $3.034 billion in 1999, 1998 and 1997, respectively, included net restructuring-related credits of $121 million ($207 million pretax) and $26 million ($62 million pretax) in 1999 and 1998, respectively, and in 1997, a charge of $664 million ($1.119 billion pretax). Restructuring-related items in 1999 included reductions in the restructuring reserve of $150 million ($255 million pretax) of which $127 million ($214 million pretax) related to the 1997 reserve that resulted from SSB's reassessment of space needs due to the Citicorp merger. Restructuring-related items in 1998 included a reduction of the 1997 restructuring reserve of $191 million ($324 million pretax) that resulted from SSB's favorable negotiations on a sublease on the Seven World Trade Center location. Also included in 1998 is a restructuring charge of $165 million ($262 million pretax) related to initiatives designed to realize synergies and operating efficiencies. Included in 1997 are charges recorded by SSB related to the Salomon Smith Barney merger and by Emerging Markets and GRB related to cost-management programs and customer service initiatives. See Note 14 of Notes to Consolidated Financial Statements for further discussion of restructuring-related items.

SALOMON SMITH BARNEY

The following data does not include the Asset Management division of Salomon Smith Barney. The division's results are included in the SSB Citi Asset Management Group segment.

In Millions of Dollars                              1999        1998        1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense         $ 12,680    $  8,333    $ 10,218
Adjusted operating expenses(1)                     8,973       7,702       7,895
--------------------------------------------------------------------------------
Core income before taxes                           3,707         631       2,323
Income taxes                                       1,353         223         885
--------------------------------------------------------------------------------
Core income                                        2,354         408       1,438
Restructuring-related items, after-tax              (143)       (163)        496
--------------------------------------------------------------------------------
Net income(2)                                   $  2,497    $    571    $    942
================================================================================

(1)  Excludes restructuring-related items.
(2)  1999 excludes cumulative effect of accounting change.

     Core income was $2.354 billion in 1999 compared to $408 million in 1998 and $1.438 billion in 1997. Salomon Smith Barney's earnings during 1999 reflect a rebound from 1998 economic turmoil losses and strong growth in commission income from the Private Client group, investment banking fees and principal transactions. During the latter part of 1998 Salomon Smith Barney's performance was depressed by extreme economic turmoil in much of the world.

     Revenues for the three years ended December 31, 1999 by category were as follows:

In Millions of Dollars                                 1999      1998       1997
--------------------------------------------------------------------------------
Commissions                                         $ 3,630   $ 3,203    $ 2,956
Investment banking                                    2,970     2,281      2,082
Principal transactions                                2,544      (115)     2,501
Asset management and administration fees(1)           1,638     1,325        998
Interest income, net(2)                               1,614     1,460      1,533
Other income                                            284       179        148
--------------------------------------------------------------------------------
Total revenues, net of interest expense(2)          $12,680   $ 8,333    $10,218
================================================================================

(1) Excludes the revenues of SSB Asset Management, which are reported in the SSB Citi Asset Management Group results.
(2) Net of interest expense of $9,652 million, $11,433 million, and $10,496 million in 1999, 1998, and 1997, respectively.

     Revenues, net of interest expense, increased 52% in 1999 to $12.680 billion from $8.333 billion in 1998 and $10.218 billion in 1997. The 1999 increase compared to 1998 reflects strong growth in all businesses as well as a rebound from the prior year's economic turmoil. The 1998 decrease compared to 1997 primarily reflects a decline in principal transaction revenues from fixed income and global arbitrage offset, to an extent, by increases in commissions, asset management and administration fees, and investment banking revenues.

     Commissions revenue increased 13% in 1999 to $3.630 billion from $3.203 billion in 1998 and $2.956 billion in 1997. The 1999 and 1998 increases reflect growth in sales of listed and over-the-counter (OTC) securities.

     Investment banking revenues were $2.970 billion in 1999 compared to $2.281 billion in 1998 and $2.082 billion in 1997. The increases in 1999 reflect growth in equity and high grade debt underwritings and mergers and acquisitions fees. The increases in 1998 reflect revenue growth in unit trust, public finance and high grade debt underwritings, and mergers and acquisitions fees. This was offset somewhat by a decline in equity underwritings. Investment banking revenues in 1998 were also favorably impacted by increased high yield underwriting revenues.

     Principal transactions revenues were $2.544 billion in 1999 compared to a loss of $115 million in 1998 and $2.501 billion in 1997. The 1999 period reflects strong growth in institutional global fixed income and global equities. The 1998 period reflects decreases in fixed income trading results including losses due to risk reductions in the U.S. fixed income arbitrage business. These decreases in 1998 were partially offset by an increase in equity trading results. In 1998 fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Included in these results were Russia-related losses.

     Asset management and administration fees were $1.638 billion in 1999 compared to $1.325 billion in 1998 and $998 million in 1997. The year to year increases reflect growth in assets under fee-based management. These fees include results from assets managed by the Financial Consultants as well as assets that are externally managed through the consulting group.

     Total assets under fee-based management at December 31, were as follows:

In Billions of Dollars                                1999       1998       1997
--------------------------------------------------------------------------------
Financial Consultant managed accounts              $  27.4    $  16.5    $  11.6
Consulting Group externally managed assets            83.0       71.9       59.7
--------------------------------------------------------------------------------
Total assets under
  fee-based management(1)                          $ 110.4    $  88.4    $  71.3
================================================================================

(1) Excludes the assets under management of SSB Asset Management, which are reported in the SSB Citi Asset Management Group business segment.

     Interest income, net was $1.614 billion in 1999 compared to $1.460 billion in 1998 and $1.533 billion in 1997. The increase in 1999 compared to 1998 is primarily due to increases in margin lending to clients.

     Adjusted operating expenses were $8.973 billion in 1999 compared to $7.702 billion in 1998 and $7.895 billion in 1997. Adjusted operating expenses increased 17% in 1999 over 1998 primarily due to an increase in production-related compensation and employee benefits expense, reflecting increased revenues. Adjusted operating expenses were relatively unchanged in 1998 as compared to 1997. Salomon Smith Barney continues to maintain its focus on controlling fixed expenses.

GLOBAL CORPORATE BANK

Emerging Markets

In Millions of Dollars                             1999      1998(1)     1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense          $4,327    $3,632      $3,483
Adjusted operating expenses(2)                    2,062     2,015       1,898
Provision for credit losses                         347       424         120
-----------------------------------------------------------------------------
Core income before taxes and
  minority interest                               1,918     1,193       1,465
Income taxes                                        722       445         548
Minority interest, after-tax                          6        --          --
-----------------------------------------------------------------------------
Core income                                       1,190       748         917
Restructuring-related items, after-tax               10        50          32
-----------------------------------------------------------------------------
Net income                                       $1,180    $  698      $  885
=============================================================================
Average assets (in billions of dollars)          $   82    $   78      $   64
Return on assets                                   1.44%     0.89%       1.38%
=============================================================================
Excluding restructuring-related items
Return on assets                                   1.45%     0.96%       1.43%
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Emerging Markets core income totaled $1.190 billion in 1999, up $442 million or 59% from 1998, reflecting Russia-related losses in 1998 and strong 1999 revenue growth in Latin America, along with an improved credit outlook that resulted in a lower provision for credit losses. In Asia (including Australia and New Zealand but excluding Japan and the Indian subcontinent), improved net write-offs and lower expenses offset revenue declines from lower trading activity. Core income in 1998 of $748 million declined $169 million or 18% from 1997. Net income of $1.180 billion, $698 million and $885 million in 1999, 1998 and 1997, respectively, included restructuring-related items of $10 million ($17 million pretax), $50 million ($73 million pretax) and $32 million ($54 million pretax), respectively.

     Revenues, net of interest expense, of $4.327 billion grew $695 million or 19% compared with 1998 reflecting double-digit growth in loan product revenues, structured products revenues and trade services and an $86 million improvement in trading-related revenues. Revenue growth in 1999 included double-digit growth in Latin America and CEEMEA (Central and Eastern Europe, Middle East and Africa) that was partially offset by a decline in trading-related revenues in Asia. Revenues of $3.632 billion in 1998 grew $149 million or 4% compared with 1997, as double-digit growth in transaction banking revenues was partially offset by losses attributable to the Russia related market turmoil.

     Revenues attributed to the Embedded Bank and Emerging Local Corporate strategies (Citigroup's plans to gain market share in selected emerging market countries), together with new franchises, grew 30% in 1999 and 66% in 1998. These revenues accounted for 7%, 7% and 4% of the Emerging Markets revenues in 1999, 1998, and 1997, respectively. Revenues in the Emerging Markets business that were attributable to business from multinational companies managed jointly with GRB grew 18% in 1999 and 15% in 1998. These revenues accounted for approximately 28%, 28%, and 29% of total Emerging Markets revenues in 1999, 1998, and 1997, respectively.

     Adjusted operating expenses in 1999 were well controlled, increasing $47 million or 2% to $2.062 billion as investment spending to gain market share in selected emerging market countries and volume growth were essentially funded by savings from the 1997 and 1998 restructuring actions and other expense initiatives. Expenses in 1998 were $2.015 billion, up $117 million or 6% compared to 1997, primarily due to investment spending to build the franchise, together with volume growth.

     The provision for credit losses totaled $347 million in 1999, down $77 million compared with 1998. The decrease in 1999 was primarily attributable to lower net write-offs in Russia and Asia, partially offset by an increase in Latin America, as well as an overall improved credit outlook that resulted in a lower provision for credit losses. The provision for credit losses in 1998 of $424 million was up $304 million compared with 1997. The increase in 1998 was concentrated in Indonesia and Russia and reflected the effects of economic turmoil experienced in those countries. Cash-basis loans at December 31, 1999, 1998, and 1997 were $1.044 billion, $1.062 billion and $649 million. The 1999 balance reflected decreases in Asia partially offset by increases in Latin America. The increase in 1998 was concentrated in Indonesia and several other Asian countries.

     Average assets of $82 billion in 1999 rose $4 billion or 5% from 1998 reflecting growth across all regions. The growth was concentrated in the loan portfolio and structured products. Average assets of $78 billion in 1998 rose $14 billion or 22% from 1997 reflecting growth across all regions, primarily in loan portfolio, trade finance, and treasury products.

Global Relationship Banking

In Millions of Dollars                         1999       1998(1)       1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense     $ 4,083    $ 3,914       $ 3,815
Adjusted operating expenses(2)                3,008      3,170         2,756
Provision (benefit) for credit losses             1        (30)          (84)
----------------------------------------------------------------------------
Core income before taxes                      1,074        774         1,143
Income taxes                                    388        284           432
----------------------------------------------------------------------------
Core income                                     686        490           711
Restructuring-related items, after-tax           12         87           136
----------------------------------------------------------------------------
Net income                                  $   674    $   403       $   575
============================================================================
Average assets (in billions of dollars)     $    81    $    92       $    83
Return on assets                               0.83%      0.44%         0.69%
============================================================================
Excluding restructuring-related items
Return on assets                               0.85%      0.53%         0.86%
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Core income from Global Relationship Banking in North America, Europe, and Japan was $686 million in 1999, up $196 million or 40% from 1998 primarily reflecting current year revenue growth, prior year economic turmoil and lower expenses. Core income in 1998 was $490 million, down $221 million or 31% from 1997. Net income of $674 million, $403 million, and $575 million in 1999, 1998 and 1997, respectively, included restructuring-related items of $12 million ($18 million pretax), $87 million ($141 million pretax) and $136 million ($227 million pretax), respectively.

     Revenues, net of interest expense, in 1999 of $4.083 billion increased $169 million or 4% from 1998. Revenues in 1998 included losses attributable to global economic turmoil as well as gains related to the disposition of real estate investments. Excluding these items, the 1999 results reflect growth in structured products, global equities and transaction services, partially offset by a decline in loan portfolio revenues. Revenues in 1998 of $3.914 billion increased $99 million or 3% from 1997 as double-digit growth in foreign exchange and transaction services revenues was partially offset by the effect of the 1998 global economic turmoil.

     Adjusted operating expenses were $3.008 billion in 1999, down $162 million or 5% from 1998. The decline in expenses from 1998 to 1999 was primarily the result of decreased costs related to the year 2000 and the EMU, coupled with restructuring actions and business integration initiatives with SSB. Expenses of $3.170 billion in 1998 were $414 million or 15% higher than 1997. The 1998 increase was primarily attributable to increased technology spending, including year 2000 and EMU expenses, along with volume-related expense growth.

     The provision for credit losses was $1 million in 1999 compared to net benefits of $30 million and $84 million in 1998 and 1997, respectively. Net benefits in 1998 were primarily the result of real estate recoveries partially offset by write-offs resulting from the financial market turmoil in Russia. Net benefits in 1997 resulted from recoveries in real estate and corporate loan portfolios.

     Cash-basis loans at December 31, 1999, 1998 and 1997 were $304 million, $268 million and $401 million while the OREO portfolio totaled $156 million, $235 million and $440 million, respectively. The increase in cash-basis loans in 1999 was due to an increase in North America partially offset by improvements in the real estate portfolio. The improvements in cash-basis loans in 1998 and in OREO in 1999 and 1998 were primarily related to the real estate portfolio.

     Average assets of $81 billion in 1999 declined $11 billion or 12% from 1998, primarily reflecting the transfer of certain fixed income businesses to SSB. Average assets of $92 billion in 1998 increased $9 billion or 11% from 1997 primarily reflecting higher lending to target market clients and higher volumes in transaction banking services.

COMMERCIAL LINES

In Millions of Dollars                                1999       1998       1997
--------------------------------------------------------------------------------
Total revenues, net of interest expense             $6,265     $6,481     $6,303
Claims and claim adjustment expenses                 3,504      3,766      3,631
Total operating expenses                             1,433      1,575      1,628
--------------------------------------------------------------------------------
Income before taxes and
  minority interest                                  1,328      1,140      1,044
Income taxes                                           322        274        280
Minority interest, after-tax                           161        143        132
--------------------------------------------------------------------------------
Net income(1)(2)                                    $  845     $  723     $  632
================================================================================

(1)  Excludes investment gains/losses included in Investment Activities segment.
(2)  1999 excludes cumulative effect of accounting changes.

     Net income was $845 million in 1999 compared to $723 million in 1998 and $632 million in 1997. The 1999 increase compared to 1998 reflects a benefit resulting from legislative actions by the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds, and favorable prior-year reserve development. Also contributing to the earnings improvement in 1999 were lower weather-related losses and lower operating expenses, partially offset by lower fee income. Operating results in 1999 reflected TAP's long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant. During 1999, the Company began to see modest price increases on renewal business. However, these increases varied significantly and reinforced the fact that rates in many areas still have not improved to the point of producing acceptable returns. The 1998 increase compared to 1997 was due to increased after-tax net investment income, expense reductions, and lower environmental and cumulative injury incurred losses, partially offset by increased losses from catastrophes and other weather-related events. Operating results during this period also reflected market conditions characterized by difficult pricing and increased competition. The impact of this trend in market conditions on 1998 and 1997 operating results was offset by the factors previously indicated, as well as a disciplined approach to underwriting and risk management.

     Net written premiums by market for the three years ended December 31, 1999 were as follows:

In Millions of Dollars                          1999          1998          1997
--------------------------------------------------------------------------------
National accounts                             $  488        $  625        $  657
Commercial accounts                            1,816         1,800         1,986
Select accounts                                1,494         1,494         1,432
Specialty accounts                               610           695           682
--------------------------------------------------------------------------------
                                              $4,408        $4,614        $4,757
================================================================================

     Commercial Lines net written premiums were $4.408 billion in 1999 compared to $4.614 billion in 1998 and $4.757 billion in 1997. The 1997 net written premiums reflect a $142 million adjustment ($127 million in Commercial Accounts and $15 million in Select accounts) in the first quarter of 1997 due to a change to conform the method of recording certain net written premiums of the domestic property and casualty insurance subsidiaries acquired from Aetna Services Inc. (Aetna P&C) to the method employed by Travelers Indemnity and its subsidiaries (Travelers P&C). The trend in net written premiums for all lines continues to reflect the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Also contributing to the 1999 decrease in net written premiums in National Accounts and Specialty Accounts is the impact of additional reinsurance coverage. The slight increase in Commercial Accounts net written premiums in 1999 reflects growth in specific business segments and an improving rate environment. The slight increase in Specialty Accounts net written premiums in 1998 reflects strong production in excess and surplus lines.

     Fee income was $275 million in 1999 compared to $306 million in 1998 and $365 million in 1997. The decreases in fee income were the result of the depopulation of involuntary pools serviced by the Company and the Company's continued success in lowering workers' compensation losses of service customers.

     National Accounts new business in 1999 was significantly lower than in 1998 reflecting the Company's continued disciplined approach to the highly competitive marketplace. National Accounts business retention ratio was moderately higher in 1999 than in 1998, primarily reflecting the loss of one large account in 1998. National Accounts new business and business retention ratio were virtually the same in 1998 as they were in 1997. National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation cost containment programs.

     In 1999, new business in Commercial Accounts was significantly lower than in 1998, reflecting the Company's continued focus on obtaining new business accounts only where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in 1999 was virtually the same as in 1998. For 1998, new premium business in Commercial Accounts significantly declined compared to 1997, reflecting TAP's focus on maintaining its selective underwriting policy. The Commercial Accounts business retention ratio remained strong in 1998 and was virtually the same as 1997, reflecting TAP's focus on retaining profitable business.

     New premium business in Select Accounts was significantly lower in 1999 compared to 1998 and continued to reflect its selective underwriting policy in the highly competitive marketplace. New premium business in Select Accounts was moderately lower in 1998 compared to 1997 reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Select Accounts business retention ratio remained strong in 1999 and was virtually the same as 1998 and 1997.

     Catastrophe losses, net of tax and reinsurance, were $27 million in 1999 compared to $25 million in 1998 and $5 million in 1997. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter.

     Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                     1999       1998       1997
-------------------------------------------------------------------------------
Statutory
Loss and LAE ratio                                   77.9%      78.5%      78.4%
Underwriting expense ratio                           30.7       29.7       30.6
Combined ratio before policyholder dividends        108.6      108.2      109.0
Combined ratio                                      109.7      109.1      111.0
-------------------------------------------------------------------------------
GAAP
Loss and LAE ratio                                   75.2%      78.4%      78.3%
Underwriting expense ratio                           29.8       31.1       30.4
Combined ratio before policyholder dividends        105.0      109.5      108.7
Combined ratio                                      106.1      110.4      109.9
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

     The 1999 statutory combined ratio for Commercial Lines reflected the treatment of the commutation of an asbestos liability to an insured. Excluding this commutation, the statutory combined ratio before policyholder dividends for 1999 would have been 106.1% compared to 108.2% in 1998. The improvement was primarily due to favorable prior-year reserve development and lower weather-related losses. The decrease in the 1999 GAAP combined ratio before policyholder dividends compared to 1998 was due to favorable prior-year reserve development, lower weather-related losses, and the benefit of the New York and Pennsylvania legislative actions, partially offset by lower fee income.

     The 1997 statutory and GAAP combined ratios for Commercial Lines included an adjustment due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 1997 would have been 109.5% and 109.6%, respectively. The decrease in the 1998 statutory and GAAP combined ratios before policyholder dividends compared to the 1997 statutory and GAAP combined ratios before policyholder dividends excluding this adjustment was due to expense reductions and lower environmental and cumulative injury incurred losses, partially offset by higher catastrophe and other weather-related losses and lower fee income.

Environmental Claims

As a result of various state and federal legislative and regulatory efforts aimed at environmental remediation, the insurance industry has been, and continues to be, involved in litigation involving policy coverage and liability issues. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits both the recovery of response costs from certain liable parties and may require liable parties to directly undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible persons. In addition to the regulatory pressures, the Company believes that certain court decisions have expanded insurance coverage beyond the original intent of the insurers and insureds. These decisions often pertain to insurance policies that were issued by TAP prior to the mid-1970s. The court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

     The Company continues to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. These claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount.

     The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At December 31, 1999, approximately 22% of the net environmental loss reserve (approximately $149 million) consists of case reserves for resolved claims. The balance, approximately 78% of the net aggregate reserve (approximately $527 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

     The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs by settlement on an insured-by-insured basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the insured. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

     The reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential other coverage available, if any, including the number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

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

     As it pertains to environmental claims brought by individual claimants and tendered on Aetna P&C policies, the Company establishes claim files on a per insured, per site basis due to current claim system limitations. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, five claims for the bodily injury claims and five for the property damage claims would be established.

     As of December 31, 1999, calculated as described above, the Company had approximately 39,000 pending environmental-related claims tendered by 968 active policyholders. Of the total pending environmental-related claims, 28,800 claims relate to Travelers P&C policies tendered by 413 policyholders and 10,200 claims relate to Aetna P&C policies tendered by 646 policyholders. Approximately 91 of these Aetna P&C policyholders are also included in the 413 Travelers P&C policyholders' count. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants allegedly by the policyholder.

     The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

Environmental Losses

In Millions of Dollars                           1999         1998         1997
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $   928      $ 1,193      $ 1,369
Ceded                                             (96)         (74)        (127)
-------------------------------------------------------------------------------
Net                                               832        1,119        1,242
Incurred losses and loss expenses
Direct                                            139          123           79
Ceded                                             (82)         (73)         (14)
Losses paid
Direct                                            266          388          271
Ceded                                             (53)         (51)         (67)
Other(1)
Direct                                             --           --           16
Ceded                                              --           --           --
-------------------------------------------------------------------------------
Ending reserves
Direct                                            801          928        1,193
Ceded                                            (125)         (96)         (74)
-------------------------------------------------------------------------------
Net                                           $   676      $   832      $ 1,119
===============================================================================

(1) Represents reallocation of general liability reserves to environmental reserves.

     Over the past two years the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes pertaining to environmental claims as well as a continued reduction in the number of policyholders with active environmental claims.

     As of December 31, 1999, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 270, approximately 33% less than the number pending as of December 31,1998 and approximately 50% less than the number pending as of December 31, 1997. As of December 31, 1999 the Company, for approximately $1.57 billion (before reinsurance), has resolved the environmental liabilities presented by 4,953 of the 5,921 policyholders who have tendered environmental claims to the Company. This resolution comprises 84% of the policyholders who have tendered such claims. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favorable settlements with certain insureds. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds.

     The Company has direct environmental reserves (before reinsurance) of approximately $801 million, $530 million of which relates to 968 policyholders with unresolved environmental claims (the remaining 16% of the 5,921 policyholders who have tendered environmental claims); policyholders that may tender an environmental claim in the future; and for the anticipated cost of coverage litigation disputes pertaining to such environmental claims. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve is appropriate.

Asbestos Claims

In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims that indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage. Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. The Company continues to receive this type of asbestos claim.

     Various classes of asbestos defendants, such as major product manufacturers, peripheral and regional product defendants as well as premises owners, are tendering asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, including whether such claims qualify as products or non-products claims, the Company evaluates those issues on an insured-by-insured basis.

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

     At December 31, 1999, approximately 11% of the net aggregate reserve (approximately $94 million) is for pending asbestos claims. The balance, approximately 89% (approximately $733 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

     In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

Asbestos Losses

In Millions of Dollars                           1999         1998         1997
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $ 1,252      $ 1,363      $ 1,443
Ceded                                            (266)        (249)        (370)
-------------------------------------------------------------------------------
Net                                               986        1,114        1,073
Incurred losses and loss expenses
Direct                                            128          135           87
Ceded                                             (71)         (69)         (18)
Losses paid
Direct                                            330          246          174
Ceded                                            (114)         (52)        (140)
Other(1)
Direct                                             --           --            7
Ceded                                              --           --           (1)
-------------------------------------------------------------------------------
Ending reserves
Direct                                          1,050        1,252        1,363
Ceded                                            (223)        (266)        (249)
-------------------------------------------------------------------------------
Net                                           $   827      $   986      $ 1,114
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

     As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

     At December 31, 1999, approximately 21% of the net aggregate reserve (approximately $179 million) is for pending CIOTA claims. The balance, approximately 79% (approximately $692 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

     The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

CIOTA Losses

In Millions of Dollars                           1999         1998         1997
-------------------------------------------------------------------------------
Beginning reserves
Direct                                        $ 1,346      $ 1,520      $ 1,560
Ceded                                            (392)        (432)        (446)
-------------------------------------------------------------------------------
Net                                               954        1,088        1,114
Incurred losses and loss expenses
Direct                                            (36)         (31)          32
Ceded                                              28           29           (6)
Losses paid
Direct                                            126          143           72
Ceded                                             (51)         (11)         (20)
-------------------------------------------------------------------------------
Ending reserves
Direct                                          1,184        1,346        1,520
Ceded                                            (313)        (392)        (432)
-------------------------------------------------------------------------------
Net                                           $   871      $   954      $ 1,088
===============================================================================

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses (recoveries).

In Millions of Dollars                              1999       1998        1997
-------------------------------------------------------------------------------
Commercial cash-basis loans at year-end
  Emerging Markets                               $ 1,044    $ 1,062     $   649
  Global Relationship Banking                        304        268         401
-------------------------------------------------------------------------------
Total Global Corporate Bank                        1,348      1,330       1,050
Insurance and Investment Activities                   55        265          14
-------------------------------------------------------------------------------
Total commercial cash-basis loans                $ 1,403    $ 1,595     $ 1,064
===============================================================================
Net credit losses (recoveries)
  Emerging Markets                               $   406    $   446     $   120
  Global Relationship Banking                          1        (30)        (84)
-------------------------------------------------------------------------------
Total Global Corporate Bank                          407        416          36
Investment Activities                                 --        (10)        (64)
-------------------------------------------------------------------------------
Total net credit losses (recoveries)             $   407    $   406     $   (28)
===============================================================================

     The 1999 decrease in Insurance cash-basis loans reflected a transfer to OREO during the year. The increase in 1998 Insurance cash-basis loans was primarily due to a limited number of commercial real estate loans. Net recoveries in Investment Activities in 1997 included $50 million from the refinancing agreement concluded with Peru. For a further discussion of trends by business, see the business discussions on pages 22-23.

     Citigroup's allowance for credit losses of $6.7 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $3.2 billion at December 31, 1999 compared to $3.3 billion at both December 31, 1998 and 1997. The decline in the allowance in 1999 primarily reflected an improved credit outlook in Emerging Markets.

In Millions of Dollars                               1999       1998       1997
-------------------------------------------------------------------------------
Commercial allowance for credit losses             $3,244     $3,307     $3,329
As a percentage of total commercial loans            3.40%      3.69%      4.21%
===============================================================================

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

     The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. In particular, levels of principal transactions, realized gains from sales of investments, and gains from asset sales may fluctuate in the future as a result of market and asset-specific factors.

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

Salomon Smith Barney and Global Corporate Bank. In 1998, the global capital markets experienced economic turmoil not seen in at least a decade, as currency crises sparked economic turmoil that began in Asia Pacific and spread to Russia and, in early 1999, to Latin America. In response to the turmoil, the businesses undertook a number of initiatives to mitigate the negative effects of global instability. These initiatives include significantly reducing the risk profile, particularly in SSB's global arbitrage operation where, at December 31, 1999, assets were down over 95% from their peak in 1998. Risk management is a priority with the goal of deriving a higher percentage of earnings from controllable business operations.

     Investments are expected to continue in 2000 to expand CitiDirect, which gives clients Internet-based access to cash management and trade capabilities, and CitiFX Interactive, an online tool for foreign exchange services. Further increases in the Financial Consultants sales force are planned, as well as expanding the integration of Internet services with personal advice through the Salomon Smith Barney Access web site.

     In January 2000, SSB agreed to acquire the global investment banking business and related assets of Schroders PLC, including all corporate financial markets and securities activities, subject to Schroders PLC shareholder approval, various regulatory approvals, and other customary closing conditions. The announced acquisition, when completed, is expected to enhance the investment banking and equities platforms in Europe.

Commercial Lines. In 1999, Commercial Lines began to see higher rates on renewal business. This is an improvement over the past few years where the trend in market conditions, characterized by difficult pricing and increased competition, was evidenced by pricing declines in all markets.

     In National Accounts, where programs include risk service, such as claims settlement, loss control and risk management information services, which is generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing declines have continued. This business continues to reflect the negative impact of price declines as evidenced by the decrease in premium and fee levels and, more importantly, in the narrowing of profit margins earned on this business. Although National Accounts believes that pricing will continue to be very competitive in 2000, recent data has suggested that the pricing environment may be stabilizing. However, National Accounts will continue to reject business that is not expected to produce acceptable returns, which is reflected in a decline in anticipated business volumes.

     Commercial Accounts began to see modest price increases on renewal business during 1999. However, these increases varied significantly by region and industry, reinforcing the fact that rates in many areas and business segments still have not improved to the point of producing acceptable returns. In this environment, Commercial Accounts continues to reject unprofitable business, as reflected in the decline in new business.

     For Select Accounts, the highly competitive marketplace and soft underwriting cycle continue to pressure the pricing of guaranteed cost products. Premiums on this business continue to reflect price declines, and have not kept pace with loss cost inflation in recent years. The impact of this negative trend in market conditions and resultant price declines has been partially offset by a continued disciplined approach to underwriting and risk management by the Company. The Company's focus is to retain existing profitable business and obtain new accounts only where it can maintain its selective underwriting policy. The Company continues to adhere to strict guidelines to maintain high quality underwriting and to focus on its core product lines and markets, with particular emphasis on both product and industry specialization. In the last six months of 1999, Select Accounts began to see small price increases on renewal business. However, as noted above in Commercial Accounts, these increases varied significantly by region and industry.

     Specialty Accounts also operates within a highly competitive marketplace characterized by pressure on both price and terms. The Company's focus in this market is to sustain its emphasis on strict adherence to underwriting standards, to continue using reinsurance judiciously, and to increase its efforts to cross-sell its expanding array of specialty products to existing customers of National Accounts, Commercial Accounts, Select Accounts, Personal Lines and various other Citigroup units where it believes it has the greatest sales and profit opportunities.

     The highly competitive marketplace and the Company's selective underwriting criteria continued to have an adverse impact on premium and fee levels during 1999. However the Company did begin to achieve modest price increases, primarily in the middle market. Although the increases vary significantly by region and industry, the Company believes that pricing environment is stabilizing.

     In December 1998, TAP announced a global strategic relationship with Winterthur International, called Travelers/Winterthur International, which markets a variety of commercial lines products to multinational corporations. The Company expects that Travelers/Winterthur International will allow it to participate in business requiring international underwriting and insurance services.

     The property and casualty insurance industry in the United States continues to consolidate. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates.

     In relation to the Company's objective of being a low-cost provider of property and casualty insurance, an emphasis on claim payout and performance and enhanced productivity efforts are expected to continue. However, some of the insurance industry's methods have been challenged in litigation.

     Changes in the general interest rate environment affect the return received by the insurance subsidiaries on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on investment of funds, but also creates the opportunity for realized investment gains on disposition of fixed maturity investments.

     As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations, financial condition or liquidity.

     Certain social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability, affordability and claim concerns and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

In Millions of Dollars                          1999       1998(1)      1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense      $ 2,686    $ 2,381      $ 2,134
Adjusted operating expenses(2)                 1,693      1,549        1,357
Provision (benefit) for credit losses             12          5          (13)
----------------------------------------------------------------------------
Core income before taxes                         981        827          790
Income taxes                                     379        320          305
----------------------------------------------------------------------------
Core income                                      602        507          485
Restructuring-related items, after-tax            (2)        53           18
----------------------------------------------------------------------------
Net income                                   $   604    $   454      $   467
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     The Global Investment Management and Private Banking group is comprised of the SSB Citi Asset Management Group and the Citibank Private Bank. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients.

     Global Investment Management and Private Banking core income in 1999 of $602 million, up $95 million or 19% from 1998, reflected improving revenue momentum, which outpaced moderate increases in expenses and the provision for credit losses. Revenue growth was primed by the continued growth in managed assets in most sectors, while expense increases were driven by investments in technology, and sales and marketing capabilities. Core income of $507 million in 1998 was up $22 million or 5% from $485 million in 1997, reflecting the above, partially offset by lower earnings in Asia Pacific in the Citibank Private Bank. Net income of $604 million in 1999, $454 million in 1998, and $467 million in 1997 included a restructuring-related credit of $2 million ($4 million pretax), and restructuring-related charges of $53 million ($87 million pretax) and $18 million ($28 million pretax), respectively.

SSB CITI ASSET MANAGEMENT GROUP

In Millions of Dollars                           1999       1998(1)      1997(1)
-----------------------------------------------------------------------------
Total revenues, net of interest expense       $ 1,485    $ 1,259      $ 1,065
Adjusted operating expenses(2)                    950        835          696
-----------------------------------------------------------------------------
Core income before taxes                          535        424          369
Income taxes                                      211        168          147
-----------------------------------------------------------------------------
Core income                                       324        256          222
Restructuring-related items, after-tax             (1)        10           --
-----------------------------------------------------------------------------
Net income                                    $   325    $   246      $   222
=============================================================================
Assets under management
  (in billions of dollars)(3)                 $   364    $   327      $   261
=============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.
(3) Includes $31 billion, $34 billion, and $28 billion in 1999, 1998, and 1997, respectively, for Citibank Private Bank clients.

     SSB Citi Asset Management Group is comprised of the substantial resources that are available through its three primary asset management business platforms: Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Global Asset Management. These businesses offer institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

     Core income of $324 million and $256 million in 1999 and 1998 was up $68 million or 27% and $34 million or 15% from 1998 and 1997, respectively, primarily reflecting an increase in assets under management and a corresponding increase in revenues. Net income of $325 million in 1999 and $246 million in 1998 included a restructuring-related credit of $1 million ($2 million pretax) and a restructuring-related charge of $10 million ($17 million pretax), respectively.

     Aggregate assets under management totaled $364 billion as of December 31, 1999, up 11% from $327 billion in 1998, and included $156 billion in equity, $112 billion in fixed income, and $96 billion in liquidity products. Approximately $269 billion is managed in the United States, $58 billion in Europe, $23 billion in Japan, $8 billion in Latin America, $5 billion in Australia, and $1 billion in Asia Pacific.

     Cross-selling efforts helped fuel a 12% increase in institutional client assets to $155 billion, with the Corporate Bank channel generating $8 billion in sales. Sales of proprietary mutual funds represented 34% of SSB's retail channel mutual fund sales for the year versus 31% in 1998. Sales of Smith Barney Private Client separately managed accounts were up 117% from the prior year. SSB Citi Asset Management Group sold $3.0 billion of mutual and money funds through the Citibank consumer bank in Europe during 1999. In Japan, 1999 sales through both the Citibank consumer bank and non-proprietary channels generated $2.0 billion in mutual and money funds.

     Revenues, net of interest expense, increased $226 million or 18% to $1.485 billion in 1999, compared to $1.259 billion in 1998, up $194 million or 18% from 1997. The increase in both years was predominantly in advisory fee revenues and reflected the broad growth in assets under management. Revenue growth in 1999 also benefited from higher levels of investment gains, unit investment trust revenue, and the full year's impact of the JP Morgan Australia business acquisition in 1998. Assets under management grew at a faster pace than revenue in 1998 as a result of a larger proportion of the growth occurring in lower yielding liquidity funds.

     Adjusted operating expenses of $950 million in 1999 were up $115 million or 14% from $835 million in 1998, which was up $139 million or 20% from 1997. The increases in both years primarily reflected higher costs associated with building the business' global sales and marketing capabilities, and continued investments in research, quantitative, and technology expertise. This investment management build-out is now more than 75% complete. Expenses also increased from the JP Morgan acquisition, and in 1998, from incremental technology spending related to year 2000 and EMU.

CITIBANK PRIVATE BANK

In Millions of Dollars                         1999        1998(1)      1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense     $ 1,201     $ 1,122      $ 1,069
Adjusted operating expenses(2)                  743         714          661
Provision (benefit) for credit losses            12           5          (13)
----------------------------------------------------------------------------
Core income before taxes                        446         403          421
Income taxes                                    168         152          158
----------------------------------------------------------------------------
Core income                                     278         251          263
Restructuring-related items, after-tax           (1)         43           18
----------------------------------------------------------------------------
Net income                                  $   279     $   208      $   245
============================================================================
Average assets (in billions of dollars)     $    20     $    17      $    17
Return on assets                               1.40%       1.22%        1.44%
============================================================================
Excluding restructuring-related items
Return on assets                               1.39%       1.48%        1.55%
============================================================================
Client business volumes under
  management (in billions of dollars)       $   140     $   116      $   101
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items.

     Citibank Private Bank--which provides personalized wealth management services for high net worth clients around the world--reported core income in 1999 of $278 million, up $27 million or 11% from 1998, reflecting improving revenue momentum, which outpaced moderate increases in expenses and the provision for credit losses. Core income of $251 million in 1998 was down $12 million or 5% from $263 million in 1997, primarily reflecting lower earnings in Asia Pacific. Net income of $279 million in 1999, $208 million in 1998, and $245 million in 1997 included a restructuring-related credit of $1 million ($2 million pretax), and restructuring-related charges of $43 million ($70 million pretax) and $18 million ($28 million pretax), respectively.

     Client business volumes under management, which include loans, deposits, and other client assets under management and custody, were $140 billion at the end of the year, up from $116 billion in 1998 and $101 billion in 1997, reflecting growth in all regions. Business volumes grew in all product lines, led by the custody and lending businesses.

     Revenues in 1999 were $1.201 billion, up $79 million or 7% from 1998, reflecting particularly strong growth in the U.S. and Japan. This growth was driven by strong lending and asset management activity, partially offset by lower fees from customer trading-related activities. Revenues for 1998 were $1.122 billion, up $53 million or 5% from 1997, primarily reflecting growth in customer-related fee revenues.

     Adjusted operating expenses of $743 million in 1999 were up $29 million or 4% from 1998, reflecting increased spending related to growth in the sales force and technology platform development, partially offset by lower employee-related costs associated with restructuring initiatives. Expenses of $714 million in 1998 were up $53 million or 8% from 1997, reflecting an increased sales force and higher product management costs.

     The provision (benefit) for credit losses for 1999 was $12 million, compared with $5 million in 1998 and ($13) million in 1997. Net credit losses in 1999 remained at a nominal level of 0.10% of average loans outstanding. Loans 90 days or more past due at year-end were $120 million or 0.54% of total loans outstanding, compared with 1.14% at the end of 1998 and 0.72% at the end of 1997. The increase in the provision in 1998 reflected both the high level of credit recoveries in 1997 and the worsening credit picture in 1998 related to the global economic turmoil in Asia Pacific.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

     The market for investment management and private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market, and the prospects for the overall market continue to be positive over the longer term. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented with no dominant competitors. This presents Global Investment Management and Private Banking with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

CORPORATE/OTHER

In Millions of Dollars                         1999       1998(1)       1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense     $  (176)   $  (132)      $  (252)
Adjusted operating expenses(2)                  823        697           397
Provisions for benefits, claims,
  and credit losses                              33         (1)           (7)
----------------------------------------------------------------------------
Loss before tax benefits                     (1,032)      (828)         (642)
Tax benefits                                   (346)      (350)         (250)
----------------------------------------------------------------------------
Loss                                           (686)      (478)         (392)
Restructuring-related items and
  merger-related costs, after-tax                20        105            31
----------------------------------------------------------------------------
Net loss                                    $  (706)   $  (583)      $  (423)
============================================================================

(1)  Reclassified to conform to the 1999 presentation.
(2)  Excludes restructuring-related items and merger-related costs.

     Corporate/Other includes net corporate treasury results and corporate staff and other corporate expenses.

     Revenues in 1999 included higher corporate treasury costs and in 1998 included income from the disposition of a real estate development property. Expenses in 1999 included certain technology costs associated with year 2000 remediation, partially offset by decreases in corporate staff expenses as a result of headcount reductions in 1999. Expenses in 1998 included a $100 million contribution of appreciated venture capital securities to the Company's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains. Performance-based options granted in 1998 to a group of key Citicorp employees vested in 1999 as certain pre-determined price levels were met. All expenses related to these options have been recognized. 1999, 1998 and 1997 expenses included $108 million, $70 million and $72 million, respectively, associated with performance-based stock options granted in 1998 and prior years.

     The 1999 after-tax restructuring-related items of $20 million primarily included accelerated depreciation charges on the planned disposition of certain premises and equipment assets, in excess of the normal scheduled depreciation on those assets. The 1998 amounts included $69 million of restructuring-related items ($40 million after-tax) to streamline and integrate corporate staff functions, as well as $65 million (before and after-tax) of one-time expenses associated with merging Citigroup's predecessor organizations. The 1997 charge related to the reorganization of various Citicorp corporate support functions. See Note 14 of Notes to the Consolidated Financial Statements for additional information on restructuring-related items and merger-related costs.

INVESTMENT ACTIVITIES

In Millions of Dollars                          1999      1998(1)       1997(1)
----------------------------------------------------------------------------
Total revenues, net of interest expense      $ 1,090   $ 1,323       $ 1,733
Total operating expenses                          64        50            40
Benefit for credit losses                         --       (10)          (64)
----------------------------------------------------------------------------
Income before taxes and minority interest      1,026     1,283         1,757
Income taxes                                     355       434           639
Minority interest, after-tax                      11        16            18
----------------------------------------------------------------------------
Net income                                   $   660   $   833       $ 1,100
============================================================================

(1)  Reclassified to conform to the 1999 presentation.

     Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

     Revenues in 1999 of $1.090 billion declined $233 million or 18% from 1998, primarily reflecting declines in realized gains from sales of Brady bonds and insurance-related investments, partially offset by an increase in venture capital results and realized investment gains on certain corporate-related investments. Revenues in 1998 of $1.323 billion declined $410 million or 24% from 1997 primarily reflecting a decrease in venture capital revenues and lower realized gains from sales of investments. Revenues in 1999, 1998, and 1997 included net gains (write-downs) of ($14) million, $29 million, and ($39) million related to investments in Latin America.

     Credit benefits in 1997 included $50 million from the refinancing agreement concluded with Peru.

     Levels of venture capital revenues and realized gains from sales of investments may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

YEAR 2000

Reflecting the work done around the world to complete Citigroup's year 2000 program, the Company's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.

     Based on operations since January 1, 2000, Citigroup does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized, including any potential impact of claims for coverage from property casualty insurance customers, and no assurances can be given that year 2000 problems or claims will not emerge.

     The pretax cost associated with the required systems modifications and conversions totaled approximately $970 million, including approximately $310 million in 1999. Citigroup had previously estimated the cost at approximately $950 million. The cost was funded from a combination of a reprioritization of technology development initiatives and incremental costs and was expensed as incurred.

     The Company's expectations with respect to remediation of and claims from customers with respect to year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate and Investment Bank Outlook," and "Global Investment Management and Private Banking Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to global economic conditions, portfolio growth, the credit performance of the portfolios, and seasonal factors; changes in general economic conditions including the performance of global financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; the actual costs associated with year 2000-related claims; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

Risk management is the cornerstone of Citigroup's business. Risks arise from lending, underwriting, trading, insurance and other activities routinely undertaken around the world. Outlined below is the process that management employs to provide oversight and direction of risk taking, followed by discussions of the credit and market risk management processes in place across the Company.

     The Windows on Risk Committee is the most senior corporate forum for reviewing the corporation's risk tolerance and practices. It provides top-down examination and review of material corporate-wide risks. The Committee is chaired by Citigroup's Senior Risk Manager and includes the Chairmen of Citigroup and other senior officers in the Company.

     The Windows on Risk process has three major components: an assessment of the global external environment, drawing on our own knowledge and frequently on the knowledge of outside experts; an assessment of the Company's exposures in terms of the various risk windows, with special focus on potentially material risks to Citigroup; and decisions on desired exposure levels and determination of follow-up actions required to adjust exposure.

     The review of the external environment encompasses the outlook for major country and regional economies; significant consumer markets and global industries; potential near-term critical economic and political events; and the implications of potential unfavorable developments as they relate to specific businesses.

     The review of the risk profile covers the following 18 windows:

o Risk ratings, including trends in client creditworthiness together with a comparison of risk against return;
o    Industry concentrations, globally and within regions;
o    Limits assigned to relationship concentrations and consumer programs;
o Product concentrations in consumer managed receivables, by product and by region;
o Global real estate limits and exposure, including commercial and consumer portfolios;
o    Country risk, encompassing political and cross-border risk;
o Counterparty risk, evaluating presettlement risk on foreign exchange, derivative products, and securities trades;
o Dependency, linking and evaluating specific industry and consumer product exposure to external environmental factors;
o Distribution and underwriting risk, capturing the risk that arises when Citigroup commits to purchase an instrument from an issuer for subsequent sale;
o Audit and Risk Review, evaluating and measuring defects in our business processes;
o Price risk, evaluating the earnings risk resulting from changing levels and implied volatilities of interest rates, foreign exchange rates, and commodity and security prices;
o    Liquidity risk, evaluating funding exposure;
o Commodities risk, evaluating earnings risk resulting from changing levels and volatilities of commodity prices;
o Life Insurance, evaluating the risks that result from the underwriting, sale, and reinsurance of life insurance policies;

o Property & Casualty, evaluating the risks that result from the underwriting, sale, and reinsurance of commercial, personal, and performance bonds insurance policies;
o Equity and subordinated debt investment risk, monitored against portfolio limits;
o    Legal, evaluating vulnerability and business implications of legal issues;
     and
o    Technology, assessing vulnerability to the electronic environment.

     The review is intended to provide Citigroup with a view of the environment in which it operates and of the risk inherent in its businesses. Based on this review, the Windows on Risk Committee formulates recommendations and assigns responsibility for recommended actions.

     The following sections summarize the processes that were in place during 1999 for managing credit and market risks within Citigroup's major businesses. As Citigroup's businesses become more closely integrated, it is expected that these management processes will also be more closely integrated within the overall framework provided by Windows on Risk.

THE CREDIT PROCESS

Within Citicorp, line management conducts the day-to-day credit process in accordance with core policies established by the Credit Policy Committee which are guided by the overall risk appetite and portfolio targets set by senior management. Line management initiates and approves all extensions of credit and is responsible for credit quality. Line managers must also establish supplementary credit policies specific to each business, deploy the credit talent needed, and monitor portfolio and process quality. The managers are required to identify problem credits or programs as they develop, and to correct deficiencies as needed through remedial management. Audit and Risk Review conducts independent periodic examinations of both portfolio quality and the credit process at the individual business level.

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

     Credit Programs and Credit Transactions are approved by three line credit officers, with one designated as responsible to ensure that all aspects of the credit process are properly coordinated and executed. As the size or risk increases, the three approvals may include one or two Senior Credit or Securities Officers. These include over 500 of Citicorp's most experienced lenders and underwriters appointed by the Credit Policy Committee, with their designation reviewed annually. In addition, approvals from underwriting, product, industry, or functional specialists may be required. At certain higher levels of risk, Credit Policy Committee members as well as senior management review individual credit decisions.

     Within Salomon Smith Barney, the office of the Chief Credit Officer, through established credit policies and control procedures, assesses, approves, monitors, and coordinates the extension of credit. The office evaluates the risk/return trade-offs as well as current and potential credit exposures to a counterparty, or to groups of counterparties, that are related because of industry, geographic, or economic characteristics. At Phibro Inc., a wholly-owned subsidiary, the credit department determines the credit limits for counterparties in its commodities-related activities.

     Both Citicorp and Salomon Smith Barney manage credit exposure on derivative and foreign exchange instruments as part of the overall extension of credit to individual customer relationships, subject to the same credit approvals, limits, and monitoring procedures used for other activities. The extension of credit in a derivative or foreign exchange contract is the loss that could result if the counterparty were to default. The current replacement cost of a derivative or foreign exchange contract is equal to the amount, if any, of Citigroup's unrealized gain on the contract. In the aggregate, for all contracts, this represents a balance sheet exposure of $31.6 billion at December 31, 1999, which is reflected in Trading Account Assets. See Note 7 of Notes to Consolidated Financial Statements for additional details on the combined Citigroup exposures. A substantial portion of the total balance sheet exposure is to counterparties considered by Citigroup to be investment grade and under three years tenor. In managing the credit risk associated with derivative and foreign exchange contracts, the amount at risk is measured as the sum of the current replacement cost (the balance sheet credit exposure) plus the potential increase in the replacement cost over the remaining life of the instrument should market rates change. The potential increase in replacement cost of a contract is estimated based on a statistical simulation of values that would result from changing market rates.

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

     Citigroup's business and corporate oversight groups have well-defined market risk management responsibilities. Within each business, a process is in place to control market risk exposure. The risk management process includes the establishment of appropriate market controls, policies and procedures, appropriate senior management risk oversight with thorough risk analysis and reporting, and independent risk management with capabilities to evaluate and monitor risk limits. Management of this process begins with the professionals nearest to Citigroup's customers, products, and markets, and extends up to the senior executives who manage these businesses and to the country level. Market risk management is an evolutionary process that integrates changes in markets, products, and technologies into policies and practices. Periodic reviews are conducted by Audit Risk and Review to ensure compliance with institutional policies and procedures for the assessment, management, and control of market risk.

     Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk (EAR) and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios and Value-at-Risk (VAR), stress and scenario analysis which are applied to the trading portfolios.

Non-Trading Portfolios

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located in Note 22 of Notes to Consolidated Financial Statements. Citigroup does not utilize instruments with leverage features in connection with its risk management activities.

     Price risk in the non-trading portfolios is measured using Earnings-at-Risk within Citicorp (excluding CitiFinancial Credit Company). All other non-trading portfolios measure price risk using sensitivity analysis.

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

     Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of December 31, 1999, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of December 31, 1999, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one-to four-week defeasance period ranged from 20 to 1,781 basis points, depending on the currency.

     The following table illustrates that, as of December 31, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $166 million for 2000, and approximately $177 million for the total five-year period 2000-2004. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $119 million for 2000, and approximately $278 million for the five-year period 2000-2004.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                     Assuming a U.S.      Assuming a Non-U.S.
                                 Dollar Rate Move of      Dollar Rate Move of(1)
                                --------------------    ---------------------
                                        Two Standard             Two Standard
                                          Deviations               Deviations(2)
In Millions of                  --------------------    ---------------------
Dollars at December 31, 1999    Increase    Decrease    Increase    Decrease
----------------------------------------------------------------------------
Overnight to three months          $ (70)      $  75       $ (18)      $  18
Four to six months                   (44)         50         (30)         30
Seven to twelve months               (52)         53         (71)         72
----------------------------------------------------------------------------
Total overnight
  to twelve months                  (166)        178        (119)        120
----------------------------------------------------------------------------
Year two                             (67)         66        (125)        126
Year three                           (19)         13         (34)         34
Year four                             23         (28)        (15)         16
Year five                             57         (70)        (12)         12
Effect of discounting                 (5)         10          27         (27)
----------------------------------------------------------------------------
Total                              $(177)      $ 169       $(278)      $ 281
============================================================================

(1) Primarily results from Earnings-at-risk in Singapore dollar, Hong Kong dollar and Thai baht.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.

     The table above also illustrates that Citicorp's risk profile in the one-to three-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years. Additional detail regarding these derivative instruments may be found in Note 22 of Notes to Consolidated Financial Statements.

     The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk
(impact on pretax earnings)

                                               U.S. Dollar                     Non-U.S. Dollar
                              ----------------------------       -----------------------------
In Millions of
Dollars at December 31,       1999        1998        1997        1999        1998        1997
----------------------------------------------------------------------------------------------
Assuming a
  two standard
  deviation rate
Increase                     $(166)      $(148)      $(180)      $(119)      $ (93)      $ (25)
Decrease                       178         156         211         120          93          25
==============================================================================================

     Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

Citicorp Twelve Month Earnings-at-Risk
(excluding effect of derivatives)

                                         U.S. Dollar            Non-U.S. Dollar
                              ----------------------     ----------------------
In Millions of
Dollars at December 31,       1999     1998     1997     1999     1998     1997
-------------------------------------------------------------------------------
Assuming a
  two standard
  deviation rate
Increase                     $ (30)   $  10    $  64    $(120)   $ (94)   $ (26)
Decrease                        42       (3)     (44)     121       94       27
===============================================================================

     During 1999, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $73 million to $166 million in the aggregate at each month end, compared with a range from $65 million to $173 million during 1998 and a range from $142 million to $209 million during 1997. The U.S. dollar Earnings-at-Risk experienced during 1999 was comparable to 1998 and relatively lower than 1997 primarily due to a reduction in the level of received fixed swaps. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $95 million to $121 million in the aggregate at each month end during 1999, compared with a range from $53 million to $98 million during 1998 and a range from $15 million to $33 million during 1997. The higher non-U.S. dollar Earnings-at-Risk primarily reflected the higher interest rate volatility seen across the Asia Pacific region.

Other Non-Trading Portfolios

The table below reflects the estimated decrease in the fair value of financial instruments held in other non-trading portfolios, as a result of a 100 basis point increase in interest rates (including the effect of derivatives).

In Millions of Dollars at December 31,                     1999(1)       1998(1)
-----------------------------------------------------------------------------
Assets
Investments                                              $2,594        $2,841
Net consumer finance receivables                            184           256
-----------------------------------------------------------------------------
Liabilities
Long-term debt                                           $  493        $  497
Contractholder funds                                        427           415
Redeemable securities of subsidiary trusts                  314           127
=============================================================================

(1)  Includes CitiFinancial Credit Company.

     A significant portion of the liabilities, e.g. insurance policy and claims reserves, are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citicorp non-trading portfolios or the Value-at-Risk used for the trading portfolios, described on page 38.

Trading Portfolios

A tool for measuring the price risk of trading activities is the Value-at-Risk method, which estimates the potential pretax loss in market value that could occur over a one day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. In addition to Value-at-Risk, stress and scenario analysis are also applied to the trading portfolios.

     The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $24 million at December 31, 1999. Daily exposures at Citicorp averaged $18 million in 1999 and ranged from $14 million to $24 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $23 million at December 31, 1999. Quarterly exposures at Salomon Smith Barney averaged $39 million in 1999 and ranged from $17 million to $72 million.

The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 1999 and 1998 along with the averages.

                                                                  Citicorp                        Salomon Smith Barney
                                  ----------------------------------------    ----------------------------------------
                                  Dec. 31,      1999    Dec. 31,      1998    Dec. 31,      1999    Dec. 31,      1998
In Millions of Dollars               1999    Average       1998    Average       1999    Average       1998    Average
----------------------------------------------------------------------------------------------------------------------
Interest rate                        $ 15       $ 13       $ 13       $ 16       $ 20       $ 37       $ 75       $ 67
Foreign exchange                       17          9          7          8         --          5          3         17
Equity                                 11          9          5          7          6          5         15          9
All other (primarily commodity)         2          1          1          1          8         10         11         11
Covariance adjustment                 (21)       (14)       (11)       (14)       (11)       (18)       (33)       (34)
----------------------------------------------------------------------------------------------------------------------
Total                                $ 24       $ 18       $ 15       $ 18       $ 23       $ 39       $ 71       $ 70
======================================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 1999 and 1998.

                                                       Citicorp            Salomon Smith Barney
                                    ---------------------------     ---------------------------
                                           1999            1998            1999            1998
                                    -----------------------------------------------------------
In Millions of Dollars              Low    High     Low    High     Low    High     Low    High
-----------------------------------------------------------------------------------------------
Interest rate                         9      18      10      25      17      71      62      75
Foreign exchange                      5      17       3      16      --      13       3      26
Equity                                5      16       4      13       1      16       5      15
All other (primarily commodity)       1       3       1       5       5      16       9      12
===============================================================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as a part of the Windows on Risk process described on page 34.

     Except as described below for cross-border resale agreements and the netting of certain long and short securities positions, the following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. In regulatory reports under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral. However, for purposes of the following table, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. Similarly, under FFIEC guidelines, long securities positions are required to be reported on a gross basis. However, for purposes of the following table, certain long and short securities positions are presented on a net basis consistent with internal cross-border risk management policies, reflecting a reduction of risk from offsetting positions.

Cross-Border Outstandings and Commitments

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at December 31, 1999 or 1998 include:

                                                                                       December 31, 1999       December 31, 1998(1)
                        --------------------------------------------------------------------------------   ---------------------
                                Cross-Border Claims on Third Parties  Investments
                        --------------------------------------------       in and
                        Trading and   Cross-Border                        Funding  Total Cross-            Total Cross-
                         Short-Term         Resale                       of Local        Border  Commit-         Border  Commit-
In Billions of Dollars       Claims(2)  Agreements  All Other  Total   Franchises  Outstandings  ments(3)  Outstandings   ments(3)
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                $ 5.1          $12.2      $ 2.2  $19.5        $  --         $19.5  $15.5            $10.4   $ 8.9
Germany                         7.4            3.0        0.5   10.9           --          10.9    3.7             16.0     1.4
Japan                           2.6            4.9        2.3    9.8           --           9.8    0.1              9.1     0.1
France                          5.5            1.7        0.6    7.8          0.1           7.9    2.2              7.7     1.1
Italy                           5.9            0.9        0.3    7.1           --           7.1    0.4              6.7     0.3
Mexico                          1.9            0.1        1.8    3.8          0.6           4.4    0.1              4.3     0.2
Brazil                          1.1             --        1.7    2.8          1.0           3.8    0.1              3.9     0.1
Spain                           1.2            0.4        0.1    1.7          1.5           3.2    0.6              3.2     0.4
Sweden                          1.5            0.2        0.4    2.1          0.1           2.2    0.9              3.4     0.9
================================================================================================================================

(1)  Reclassified to conform to the current year's presentation.
(2) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(3) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

     Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, at December 31, 1999, 1998, and 1997 were (in billions) the United Kingdom ($8.7, $7.9, and $6.5), Germany ($14.9, $17.4, and $15.1), Japan
($10.5, $14.4, and $12.7), France ($7.7, $8.7, and $9.5), Italy ($10.2, $8.7,
and $15.9), Mexico ($5.1, $5.9, and $6.4), Brazil ($4.9, $4.5, and $7.3), Spain
($3.8, $3.8, and $6.0), and Sweden ($2.3, $3.7, and $5.9), respectively.

     Cross-border commitments (in billions) at December 31, 1997 were $7.8 for the United Kingdom, $1.7 for Germany, $1.1 for Japan, $0.6 for France, $0.5 for Italy, $0.6 for Mexico, $0.1 for Brazil, $0.4 for Spain, and $0.7 for Sweden.

     The sector percentage allocation for bank, public, and private cross-border claims on third parties under FFIEC guidelines at December 31, 1999 was United Kingdom (23%, 12%, and 65%), Germany (25%, 51%, and 24%), Japan (8%, 41%, and
51%), France (36%, 26%, and 38%), Italy (9%, 81%, and 10%), Mexico (1%, 57%, and
42%), Brazil (16%, 45%, and 39%), Spain (24%, 46%, and 30%), and Sweden (24%,
39%, and 37%), respectively.

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

     Citigroup, Citicorp, TAP, and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. CCC, which had previously issued commercial paper, became an indirect subsidiary of Citicorp on August 4, 1999 and, thereafter, ceased such issuance. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. TAP and TIC each maintains unused credit availability under their bank lines of credit at least equal to the amount of outstanding commercial paper.

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks commitment fees for its lines of credit.

     Citicorp, Salomon Smith Barney, and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

Citigroup Inc. (Citigroup)

Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At December 31, 1999, all of the facility was allocated to Citigroup. Under this facility, the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $30.6 billion at December 31, 1999. Citigroup also has $300 million in 364-day facilities which expire in the third quarter of 2000. At December 31, 1999 there were no borrowings outstanding under either of these facilities.

     Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.

Citigroup Ratios

At Year-End                                              1999              1998
-------------------------------------------------------------------------------
Tier 1 capital                                           9.64%             8.68%
Total capital (Tier 1 and Tier 2)                       12.43             11.43
Leverage(1)                                              6.80              6.03
Common stockholders' equity                              6.66              6.04
===============================================================================

(1)  Tier 1 capital divided by adjusted average assets.

     Citigroup maintained a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted to $61.4 billion at December 31, 1999, representing 12.43% of net risk-adjusted assets. This compares to $55.0 billion and 11.43% at December 31, 1998. Tier 1 capital of $47.6 billion at December 31, 1999 represented 9.64% of net risk-adjusted assets, compared to $41.8 billion and 8.68% at December 31, 1998. Citigroup's leverage ratio was 6.80% at December 31, 1999 compared to 6.03% at December 31, 1998. See Note 17 of Notes to Consolidated Financial Statements.

Components of Capital Under Regulatory Guidelines

In Millions of Dollars at Year-End                         1999            1998
-------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                           $  47,761       $  40,395
Perpetual preferred stock                                 1,925           2,313
Mandatorily redeemable securities of
  subsidiary trusts                                       4,920           4,320
Minority interest(1)                                      1,501           1,602
Less: Net unrealized gains on securities
  available for sale(2)                                  (2,545)         (1,359)
Intangible assets:
    Goodwill                                             (4,209)         (3,764)
    Other intangible assets                              (1,655)         (1,620)
50% investment in certain subsidiaries(3)                  (107)           (110)
-------------------------------------------------------------------------------
Total Tier 1 capital                                     47,591          41,777
-------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses(4)                            6,178           6,024
Qualifying debt(5)                                        6,728           7,296
Unrealized marketable equity securities gains(2)            990              21
Less: 50% investment in certain subsidiaries(3)            (107)           (110)
-------------------------------------------------------------------------------
Total Tier 2 capital                                     13,789          13,231
-------------------------------------------------------------------------------
Total capital (Tier 1 and Tier 2)                     $  61,380       $  55,008
===============================================================================
Net risk-adjusted assets(6)                           $ 493,672       $ 481,208
===============================================================================

(1)  Primarily related to Travelers Property Casualty Corp.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $32.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 1999, compared to $37.3 billion as of December 31, 1998. Market risk-equivalent assets included in net risk-adjusted assets amounted to $43.1 billion and $51.5 billion at December 31, 1999 and 1998, respectively. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

     Common stockholders' equity increased a net $7.4 billion during the year to $47.8 billion at December 31, 1999, representing 6.66% of assets, compared to $40.4 billion and 6.04% at year-end 1998. The increase in common stockholders' equity during the year principally reflected net income of $9.9 billion and $3.4 billion related to the issuance of shares pursuant to employee benefit plans, change in unrealized gains on investment securities and conversion of redeemable preferred stock and other activity, partially offset by treasury stock acquired of $3.9 billion and dividends declared on common and preferred stock of $2.0 billion. The increase in the common stockholders' equity ratio during the year reflected the above items, partially offset by the increase in total assets.

     During 1999, preferred stock redemptions included $200 million Series J perpetual preferred stock, $63 million Series O perpetual preferred stock, and $125 million Series S perpetual preferred stock. In October 1999, the remaining 140,000 shares ($140 million redemption value) of Citigroup's Series I Cumulative Convertible Preferred Stock was converted into 9.4 million shares of common stock. On February 15, 2000, Citigroup redeemed its Series T perpetual preferred stock for $150 million.

     All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 1999 and 1998 qualify as Tier 1 capital. The amount outstanding at year-end 1999 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities. The increase in trust securities outstanding during 1999 of $600 million represents parent company-obligated securities.

     Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 1999, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

     From time-to-time, the FRB and the Federal Financial Institutions Examination Council propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.

Citicorp

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Country Treasurer is appointed by the Corporate Treasurer.

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

     Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Corporate Treasurer. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets.

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

     A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 67% and 64% of total funding at December 31, 1999 and 1998, respectively, are broadly diversified by both geography and customer segments.

     Stockholder's equity, which grew $1.4 billion during the year to $26.0 billion at year-end 1999, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 1999 was $26.4 billion, compared with $26.8 billion at year-end 1998. Asset securitization programs remain an important source of liquidity. Loans securitized during 1999 included $7.6 billion of U.S. credit cards, $7.8 billion of U.S. consumer mortgages, and $0.4 billion of non-U.S. consumer loans. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 1999, the scheduled amortization of certain credit card securitization transactions made available $4.0 billion of new receivables. In addition, $6.4 billion of credit card securitization transactions are scheduled to amortize during 2000.

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

     Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2000, without regulatory approval, of approximately $3.6 billion, adjusted by the effect of their net income (loss) for 2000 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $3.0 billion of the available $3.6 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

     Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

Citicorp Ratios

At Year-End                                             1999             1998(1)
-----------------------------------------------------------------------------
Tier 1 capital                                          8.11%            8.59%
Total capital (Tier 1 and Tier 2)                      12.10            12.40
Leverage(2)                                             6.83             6.88
Common stockholder's equity                             6.70             6.94
=============================================================================

(1)  Restated to include CitiFinancial Credit Company.
(2)  Tier 1 capital divided by adjusted average assets.

     Citicorp maintained a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted to $37.4 billion at December 31, 1999, representing 12.10% of net risk-adjusted assets. This compares with $35.6 billion and 12.40% at December 31, 1998. Tier 1 capital of $25.0 billion at year-end 1999 represented 8.11% of net risk-adjusted assets, compared with $24.7 billion and 8.59% at year-end 1998. The Tier 1 capital ratio at year-end 1999 was within Citicorp's target range of 8.00% to 8.30%. See Note 17 of Notes to Consolidated Financial Statements.

CitiFinancial Credit Company (CCC)

At December 31, 1999, CCC had committed and available revolving credit facilities of $3.4 billion, consisting of five-year facilities which expire in 2002. At December 31, 1999, there were no borrowings outstanding under these facilities. In connection with the August 4,1999 reorganization of CCC as a subsidiary of Citicorp, Citicorp guaranteed various debt obligations of CCC, including those arising under these facilities. Under this facility, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $10.3 billion.

Travelers Property Casualty Corp. (TAP)

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $4.8 billion. At December 31, 1999, there were no borrowings outstanding under this facility.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department.

Salomon Smith Barney Holdings Inc. (Salomon Smith Barney)

Salomon Smith Barney's total assets were $224 billion at December 31,1999, compared to $212 billion at year-end 1998. Due to the nature of Salomon Smith Barney's trading activities it is not uncommon for asset levels to fluctuate from period to period. Approximately 35% of these assets represent trading securities, commodities, and derivatives used for proprietary trading and to facilitate customer transactions, and approximately 49% of these assets were related to collateralized financing transactions where securities are bought, borrowed, sold, and lent in generally offsetting amounts. A significant portion of the remainder of the assets represented receivables from brokers, dealers, clearing organizations, and customers that relate to securities transactions in the process of being settled. The carrying values of the majority of Salomon Smith Barney's securities inventories are adjusted daily to reflect current prices. See Notes 1, 5, 6, 7, 8, and 22 of Notes to the Consolidated Financial Statements for a further description of these assets.

     Salomon Smith Barney's assets are financed through a number of sources including long and short-term unsecured borrowings, the financing transactions described above, and payables to brokers, dealers, and customers. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

     Salomon Smith Barney funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and TruPS.(R) Secured short-term financing, including repurchase agreements and secured loans, is Salomon Smith Barney's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes, and corporate loans.

     At December 31, 1999, Salomon Smith Barney had a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion, 364-day revolving credit agreement that extends through May 2000. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $3.5 billion. At December 31, 1999, there were no borrowings outstanding under either facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

     Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $18.0 billion at December 31, 1999 and $19.1 billion at December 31,1998. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of Salomon Smith Barney's long-term debt was 3.25 years at December 31, 1999 and 4.0 years at December 31, 1998. See Note 11 of Notes to the Consolidated Financial Statements for additional information regarding debt and an analysis of the impact of interest rate swaps on debt.

     Salomon Smith Barney's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of borrowings generally fluctuates in response to changes in the level of financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding, and securities borrowed transactions. As Salomon Smith Barney's activities increase, borrowings generally increase to fund the additional activities. Availability of financing can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. Salomon Smith Barney seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

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

The Travelers Insurance Company (TIC)

At December 31, 1999, TIC had $27.0 billion of life and annuity product deposit funds and reserves. Of that total, $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.1 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.9 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.6%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $6.2 billion of liabilities are surrenderable without charge. More than 12.7% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

     Scheduled maturities of guaranteed investment contracts (GICs) in 2000, 2001, 2002, 2003, and thereafter are $2.75 billion, $864.2 million, $667.4 million, $491.1 million, and $1.92 billion, respectively. At December 31, 1999, the interest rates credited on GICs had a weighted average rate of 5.77%.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $679 million of statutory surplus is available in 2000 for such dividends without Department approval.

Insurance Industry--Risk Based Capital

The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1999 and 1998, all of the Company's life and property & casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

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

     The management of Citigroup is also responsible for maintaining effective internal control over financial reporting . Management establishes an environment that fosters strong controls, and it designs business processes to identify and respond to risk. Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

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

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 1999.


/s/ John S. Reed                        /s/ Sandford I. Weill

John S. Reed                            Sanford I. Weill
Chairman and Co-Chief                   Chairman and Co-Chief
Executive Officer                       Executive Officer


/s/ Heidi G. Miller

Heidi G. Miller
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

[LOGO]
 KPMG

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated statement of financial position of Citigroup Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for insurance-related assessments, accounting for insurance and reinsurance contracts that do not transfer insurance risk, and accounting for the costs of start-up activities.


/s/ KPMG LLP

New York, New York
January 18, 2000

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME                 Citigroup Inc. and Subsidiaries

                                                                                                    Year Ended December 31,
                                                                                            -------------------------------
In Millions, Except Per Share Amounts                                                           1999        1998       1997
---------------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                                               $ 23,172    $ 22,928   $ 20,765
Other interest and dividends                                                                  21,728      23,311     21,336
Insurance premiums                                                                            10,441       9,850      8,995
Commissions and fees                                                                          12,723      11,918     11,211
Principal transactions                                                                         5,160       1,780      4,231
Asset management and administration fees                                                       4,164       2,292      1,715
Realized gains from sales of investments                                                         557         840        995
Other income                                                                                   4,060       3,512      3,058
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                82,005      76,431     72,306
Interest expense                                                                              24,768      27,495     24,524
---------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                                                       57,237      48,936     47,782
---------------------------------------------------------------------------------------------------------------------------
Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                                               8,671       8,365      7,714
Provision for credit losses                                                                    2,837       2,751      2,197
---------------------------------------------------------------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses                                      11,508      11,116      9,911
---------------------------------------------------------------------------------------------------------------------------
Operating expenses
Non-insurance compensation and benefits                                                       14,536      13,336     12,942
Insurance underwriting, acquisition, and operating                                             3,289       3,274      3,236
Restructuring-related items and merger-related costs                                             (88)        795      1,718
Other operating expenses                                                                      12,044      11,146      9,225
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                      29,781      28,551     27,121
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes, minority interest and cumulative effect of accounting changes     15,948       9,269     10,750
Provision for income taxes                                                                     5,703       3,234      3,833
Minority interest, net of income taxes                                                           251         228        212
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                                          9,994       5,807      6,705
---------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes                                                         (127)         --         --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $  9,867    $  5,807   $  6,705
===========================================================================================================================
Basic earnings per share
Income before cumulative effect of accounting changes                                       $   2.95    $   1.66   $   1.91
Cumulative effect of accounting changes                                                        (0.04)         --         --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $   2.91    $   1.66   $   1.91
===========================================================================================================================
Weighted average common shares outstanding                                                   3,333.9     3,363.6    3,371.9
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
Income before cumulative effect of accounting changes                                       $   2.86    $   1.62   $   1.83
Cumulative effect of accounting changes                                                        (0.03)         --         --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $   2.83    $   1.62   $   1.83
===========================================================================================================================
Adjusted weighted average common shares outstanding                                          3,443.5     3,472.8    3,536.6
===========================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION     Citigroup Inc. and Subsidiaries

                                                                                                             December 31,
                                                                                                   ----------------------
In Millions of Dollars                                                                                  1999         1998
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash and other deposits)                           $  14,158    $  13,837
Deposits at interest with banks                                                                       13,429       11,643
Investments                                                                                          113,126      105,176
Federal funds sold and securities borrowed or purchased under agreements to resell                   112,655       94,831
Brokerage receivables                                                                                 22,973       21,413
Trading account assets                                                                               109,155      119,845
Loans, net
  Consumer                                                                                           148,715      132,255
  Commercial                                                                                          95,491       89,703
-------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                        244,206      221,958
  Allowance for credit losses                                                                         (6,679)      (6,617)
-------------------------------------------------------------------------------------------------------------------------
Total loans, net                                                                                     237,527      215,341
Reinsurance recoverables                                                                               9,704        9,492
Separate and variable accounts                                                                        23,118       15,820
Other assets                                                                                          61,092       61,243
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 716,937    $ 668,641
=========================================================================================================================
Liabilities
Non-interest-bearing deposits in U.S. offices                                                      $  19,492    $  17,058
Interest-bearing deposits in U.S. offices                                                             48,584       44,169
Non-interest-bearing deposits in offices outside the U.S.                                             12,021       10,856
Interest-bearing deposits in offices outside the U.S.                                                180,994      156,566
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                       261,091      228,649
Federal funds purchased and securities loaned or sold under agreements to repurchase                  92,591       81,025
Brokerage payables                                                                                    15,744       21,055
Trading account liabilities                                                                           91,104       94,584
Contractholder funds and separate and variable accounts                                               41,335       33,037
Insurance policy and claims reserves                                                                  43,822       43,990
Investment banking and brokerage borrowings                                                           13,719       14,040
Short-term borrowings                                                                                 17,086       16,112
Long-term debt                                                                                        47,092       48,671
Other liabilities                                                                                     38,747       40,450
Citigroup or subsidiary obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated debt securities of--Parent                      2,300        1,700
                                                                         --Subsidiary                  2,620        2,620
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value       1,925        2,313
Common stock ($.01 par value; authorized shares: 6.0 billion),
  issued shares: 1999--3,612,385,458 shares and 1998--3,603,106,368 shares                                36           36
Additional paid-in capital                                                                            10,036        8,893
Retained earnings                                                                                     43,865       35,971
Treasury stock, at cost: 1999--244,860,127 shares and 1998--216,143,199 shares                        (7,627)      (4,789)
Accumulated other changes in equity from nonowner sources                                              1,907          781
Unearned compensation                                                                                   (456)        (497)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            49,686       42,708
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $ 716,937    $ 668,641
=========================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Citigroup Inc. and Subsidiaries

                                                                                                Year Ended December 31,
                                                                                 --------------------------------------
                                                                                                                Amounts
                                                                                 --------------------------------------
In Millions of Dollars Except Shares in Thousands                                      1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of year                                                       $    2,313    $    3,353    $    3,203
Issuance of preferred stock                                                              --            --         1,000
Redemption or retirement of preferred stock                                            (388)       (1,040)         (850)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  1,925         2,313         3,353
-----------------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of year                                                            8,929        12,496        14,940
Conversion of redeemable preferred stock to common stock                                140           293           140
Exercise of common stock warrants                                                        --           131            14
Employee benefit plans                                                                1,028           531           756
Retirement of treasury stock                                                             --        (4,497)       (3,347)
Other                                                                                   (25)          (25)           (7)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                 10,072         8,929        12,496
-----------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                                                           35,971        32,002        26,989
Net income                                                                            9,867         5,807         6,705
Common dividends                                                                     (1,824)       (1,622)       (1,409)
Preferred dividends                                                                    (149)         (216)         (283)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                 43,865        35,971        32,002
-----------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of year                                                           (4,789)       (6,595)       (7,073)
Issuance of shares pursuant to employee benefit plans and other                       1,063           408           578
Treasury stock acquired                                                              (3,906)       (3,085)       (3,447)
Retirement of treasury stock                                                             --         4,497         3,347
Other                                                                                     5           (14)           --
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                 (7,627)       (4,789)       (6,595)
-----------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year                                                              781         1,057           662
Net change in unrealized gains and losses on investment securities, net of tax        1,186          (333)          547
Foreign currency translations adjustment, net of tax                                    (60)           57          (152)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  1,907           781         1,057
-----------------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of year                                                             (497)         (462)         (305)
Net issuance of restricted stock                                                       (380)         (420)         (467)
Restricted stock amortization                                                           421           385           310
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                   (456)         (497)         (462)
-----------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                      47,761        40,395        38,498
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       $   49,686    $   42,708    $   41,851
=======================================================================================================================
Summary of changes in equity from nonowner sources
Net income                                                                       $    9,867    $    5,807    $    6,705
Other changes in equity from nonowner sources, net of tax                             1,126          (276)          395
-----------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                                    $   10,993    $    5,531    $    7,100
=======================================================================================================================

                                                                                              Year Ended December 31,
                                                                                -------------------------------------
                                                                                                               Shares
                                                                                -------------------------------------
In Millions of Dollars Except Shares in Thousands                                    1999          1998          1997
---------------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of year                                                          8,475        14,831        20,231
Issuance of preferred stock                                                            --            --         4,000
Redemption or retirement of preferred stock                                        (1,525)       (6,356)       (9,400)
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                6,950         8,475        14,831
---------------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of year                                                      3,603,106     3,769,020     3,994,712
Conversion of redeemable preferred stock to common stock                            9,367        19,781         9,367
Exercise of common stock warrants                                                      --        15,195         1,670
Employee benefit plans                                                                 --            33            --
Retirement of treasury stock                                                           --      (200,888)     (236,754)
Other                                                                                 (88)          (35)           25
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                            3,612,385     3,603,106     3,769,020
---------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year
Net income
Common dividends
Preferred dividends
--------------------------------------------------------------------------------
Balance, end of year
--------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of year                                                       (216,143)     (349,136)     (546,116)
Issuance of shares pursuant to employee benefit plans and other                    57,888        27,047        75,035
Treasury stock acquired                                                           (86,770)      (94,246)     (114,809)
Retirement of treasury stock                                                           --       200,888       236,754
Other                                                                                 165          (696)           --
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                             (244,860)     (216,143)     (349,136)
---------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of year
Net change in unrealized gains and losses on investment securities, net of tax
Foreign currency translations adjustment, net of tax
--------------------------------------------------------------------------------
Balance, end of year
--------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of year
Net issuance of restricted stock
Restricted stock amortization
---------------------------------------------------------------------------------------------------------------------
Balance, end of year
---------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity and common shares outstanding                 3,367,525     3,386,963     3,419,884
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity
=====================================================================================================================
Summary of changes in equity from nonowner sources
Net income
Other changes in equity from nonowner sources, net of tax
---------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources
=====================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS             Citigroup Inc. and Subsidiaries

                                                                                                     Year Ended December 31,
                                                                                         -----------------------------------
In Millions of Dollars                                                                        1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                               $   9,867    $   5,807    $   6,705
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred policy acquisition costs and value of insurance in force          1,613        1,509        1,424
  Additions to deferred policy acquisition costs                                            (1,961)      (1,784)      (1,685)
  Depreciation and amortization                                                              1,714        1,470        1,218
  Deferred tax provision (benefit)                                                             485         (194)      (1,430)
  Provision for credit losses                                                                2,837        2,751        2,197
  Change in trading account assets                                                          10,690       60,243      (22,730)
  Change in trading account liabilities                                                     (3,480)     (32,568)      13,008
  Change in Federal funds sold and securities purchased under agreements to resell         (17,824)      25,136      (10,849)
  Change in Federal funds purchased and securities sold under agreements to repurchase      11,566      (51,078)      18,536
  Change in brokerage receivables net of brokerage payables                                 (6,871)       2,506       (1,291)
  Change in insurance policy and claims reserves                                              (168)         208          381
  Net gain on sale of securities                                                              (557)        (840)        (995)
  Venture capital activity                                                                    (863)        (698)        (475)
  Restructuring-related items and merger-related costs                                         (88)         795        1,718
  Cumulative effect of accounting changes, net of tax                                          127           --           --
  Other, net                                                                                 2,067       (8,977)       2,021
----------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                             (713)      (1,521)       1,048
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    9,154        4,286        7,753
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                   (1,786)       1,406       (1,401)
Change in loans                                                                           (112,500)    (165,237)    (117,921)
Proceeds from sales of loans                                                                87,391      146,477      104,119
Purchases of investments                                                                   (90,007)     (88,229)     (78,594)
Proceeds from sales of investments                                                          48,612       45,717       46,927
Proceeds from maturities of investments                                                     35,126       33,819       23,026
Other investments, primarily short-term, net                                                (1,009)        (427)        (501)
Capital expenditures on premises and equipment                                              (1,572)      (1,805)      (1,533)
Proceeds from sales of premises and equipment, subsidiaries and
  affiliates, and other real estate owned                                                    1,885          764        1,164
Business acquisitions                                                                       (2,150)      (3,890)      (1,618)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (36,010)     (31,405)     (26,332)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                              (1,973)      (1,846)      (1,692)
Issuance of common stock                                                                       758          418          434
Issuance of preferred stock                                                                     --           --        1,000
Issuance of mandatorily redeemable securities of subsidiary trusts                             600        1,325          450
Redemption of preferred stock                                                                 (388)      (1,040)        (850)
Treasury stock acquired                                                                     (3,906)      (3,085)      (3,447)
Stock tendered for payment of withholding taxes                                               (496)        (520)        (384)
Issuance of long-term debt                                                                   8,644       14,295       15,333
Payments and redemptions of long-term debt                                                  (9,819)     (12,307)     (10,713)
Change in deposits                                                                          32,442       29,528       14,166
Change in short-term borrowings including investment banking and
  brokerage borrowings                                                                         699         (304)       6,636
Contractholder fund deposits                                                                 5,933        4,422        3,544
Contractholder fund withdrawals                                                             (5,028)      (2,579)      (2,757)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   27,466       28,307       21,720
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                  (289)          31         (688)
----------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                            321        1,219        2,453
Cash and cash equivalents at beginning of period                                            13,837       12,618       10,165
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  14,158    $  13,837    $  12,618
============================================================================================================================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                             $   3,673    $   2,860    $   3,917
Cash paid during the period for interest                                                    23,613       26,292       23,016
Non-cash investing activities--transfers to other real estate owned                            468          350          395
============================================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Citigroup Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Citigroup and its subsidiaries (the Company). Twenty-to-fifty percent-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than twenty percent-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income. Goodwill and other intangible assets are amortized over their estimated useful lives, subject to periodic review for impairment that is other than temporary. If it is determined that enterprise level goodwill is unlikely to be recovered, impairment is measured on a discounted cash flow basis. Minority interest principally represents the interest in Travelers Property Casualty Corp. (TAP) not held by the Company, and is included in other liabilities. The Company recognizes a gain or loss in the consolidated statement of income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

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

Investments include fixed maturity and equity securities. Fixed maturities includes bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities classified as "available for sale" and marketable equity securities are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

     Citigroup's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading account assets and liabilities include securities, commodities and derivatives and are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. Obligations to deliver securities sold but not yet purchased are also valued at market and included in trading account liabilities. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

     Commodities include physical quantities of commodities involving future settlement or delivery, and related gains or losses are reported as principal transactions.

     Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

Commissions, underwriting and principal transactions revenues and related expenses are recognized in income on a trade date basis.

Consumer loans includes loans managed by the Global Consumer business and the Citibank Private Bank. Consumer loans are generally written off not later than a predetermined number of days past due, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

Commercial loans represent loans managed by the Global Corporate and Investment Bank. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

Loans held for sale. Credit card receivables and mortgage loans originated for sale are classified as loans held for sale, which are accounted for at the lower of cost or market value in other assets with net credit losses charged to other income.

Allowance for credit losses represents management's estimate of probable losses inherent in the portfolio. This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available for sale.

     Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses attributed to these loans is established via a process which begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators including trends in internally risk rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; a review of industry, geographic, and portfolio concentrations, including current developments within those segments; and the current business strategy and credit process including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, a valuation allowance is maintained for larger-balance, non-homogenous loans that have been individually determined to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors.

     Each portfolio of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for loan losses attributed to these loans is established via a process which begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses which reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; consideration of economic, geographical, product, and other environmental factors; and model imprecision.

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

     To qualify as a hedge, the swap, futures, forward, or purchased option position must be designated as a hedge and be effective in reducing the market risk of an existing asset, liability, firm commitment, or identified anticipated transaction which is probable to occur. To qualify as a position modifying the interest rate characteristics of an instrument, there must be a documented and approved objective to synthetically alter the market risk characteristics of an existing asset, liability, firm commitment or identified anticipated transaction which is probable to occur, and the swap, forward or purchased option position must be designated as such a position and effective in accomplishing the underlying objective.

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

Insurance policy and claims reserves represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest rate assumptions (ranging from 2.5% to 10.0%) applicable to these coverages, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed. Property-casualty reserves include (1) unearned premiums representing the unexpired portion of policy premiums, and (2) estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based on experience.

     In determining insurance policy and claims reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. Reserves for property-casualty insurance losses represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

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

Income taxes. Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return. The major life insurance subsidiaries are included in their own consolidated federal income tax return.

Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's convertible securities, common stock warrants, stock options and the shares issued under the Company's Capital Accumulation Plan and other restricted stock plans.

     The Board of Directors on April 19, 1999 declared a three-for-two split in Citigroup's common stock, which was paid in the form of a 50% stock dividend on May 28, 1999. Prior year information has been restated to reflect the stock split.

Accounting Changes

Insurance-related assessments. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The initial adoption resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $135 million after-tax and minority interest.

Deposit Accounting. During the first quarter of 1999, the Company adopted SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. The initial adoption resulted in a cumulative catch-up adjustment recorded as a credit to earnings of $23 million after-tax and minority interest.

Start-up costs. During the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The initial adoption resulted in a cumulative catch-up adjustment recorded as a charge to earnings of $15 million after-tax.

Asset management fees. For periods prior to 1999, asset management and administration fees earned by Citicorp subsidiaries are classified as commissions and fees in the consolidated statement of income.

Future Application of Accounting Standards

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the possibility of additional amendments and interpretations of the standard prior to the effective date.

2. BUSINESS COMBINATIONS

Merger with Citicorp

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group, Inc. (TRV) (the Merger). Following the Merger, TRV changed its name to Citigroup Inc. (Citigroup). Under the terms of the Merger, 1.698 billion shares (adjusted to reflect the three-for-two stock split in May 1999) of Citigroup common stock were issued in exchange for all of the outstanding shares of Citicorp common stock. The Merger was accounted for under the pooling of interests method. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citicorp and Travelers.

Acquisition of Universal Card Services

On April 2, 1998, Citicorp completed its acquisition of Universal Card Services from AT&T for $3.5 billion in cash. This purchase added $15 billion in customer receivables and 13.5 million accounts. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

Merger with Salomon

On November 28, 1997, a newly formed, wholly owned subsidiary of TRV merged with and into Salomon (the Salomon Merger). Under the terms of the Salomon Merger, approximately 282.8 million shares (adjusted to reflect the three-for-two stock split in May 1999) of Citigroup common stock were issued in exchange for all of the outstanding shares of Salomon common stock. Thereafter, Smith Barney Holdings Inc. (Smith Barney) was merged with and into Salomon to form Salomon Smith Barney Holdings Inc. (Salomon Smith Barney). The Salomon Merger was accounted for under the pooling of interests method.

3. BUSINESS SEGMENT INFORMATION

Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Investment Activities.

     The Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services, investment services, credit and charge card services, and life, auto and homeowners insurance. The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, banking and financial services, and commercial insurance products. The Global Investment Management and Private Banking segment offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, and corporate staff and other corporate expenses.

The following table presents certain information regarding these industry segments:

                                               Total Revenues, Net                       Provision for
                                               of Interest Expense(1)                     Income Taxes
In Millions of Dollars, Except   ---------------------------------      ------------------------------
Identifiable Assets in Billions      1999       1998(3)       1997(3)      1999      1998(3)      1997(3)
------------------------------------------------------------------------------------------------------
Global Consumer(4)               $ 26,282   $ 23,004      $ 20,348      $ 2,458   $ 1,631      $ 1,447
Global Corporate and
  Investment Bank(4)               27,355     22,360        23,819        2,871     1,262        1,690
Global Investment Management
  and Private Banking               2,686      2,381         2,134          379       286          295
Corporate/Other                      (176)      (132)         (252)        (360)     (379)        (238)
Investment Activities               1,090      1,323         1,733          355       434          639
------------------------------------------------------------------------------------------------------
Total                            $ 57,237   $ 48,936      $ 47,782      $ 5,703   $ 3,234      $ 3,833
======================================================================================================

                                                                            Identifiable
                                              Net Income (loss)(2)    Assets at Year-End
In Millions of Dollars, Except   ------------------------------      -------------------
Identifiable Assets in Billions     1999      1998(3)      1997(3)   1999  1998(3)  1997(3)
----------------------------------------------------------------------------------------
Global Consumer(4)               $ 4,240   $ 2,708      $ 2,527      $237  $217     $186
Global Corporate and
  Investment Bank(4)               5,069     2,395        3,034       429   415      478
Global Investment Management
  and Private Banking                604       454          467        26    20       18
Corporate/Other                     (706)     (583)        (423)       14     9        6
Investment Activities                660       833        1,100        11     8        9
----------------------------------------------------------------------------------------
Total                            $ 9,867   $ 5,807      $ 6,705      $717  $669     $697
========================================================================================

(1) Includes total revenues, net of interest expense in the United States of $41.5 billion, $37.3 billion, and $34.4 billion in 1999, 1998, and 1997, respectively. Total revenues, net of interest expense attributable to individual foreign countries are not material to the total.
(2) For the 1999 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring charges (credits) of $56 million, ($121) million, ($2) million, and $20 million, respectively. For the 1998 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges (credits) and merger-related costs of $403 million, ($26) million, $53 million, and $105 million, respectively. For the 1997 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges of $333 million, $664 million, $18 million, and $31 million, respectively.
(3) Reclassified to conform to the 1999 presentation, including changes in capital and tax allocations among the segments.
(4) Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $7.6 billion, $7.0 billion, and $6.3 billion, and in the Global Corporate and Investment Bank results of $3.9 billion, $4.2 billion, and $3.7 billion for 1999, 1998, and 1997, respectively.

4. INVESTMENTS

In Millions of Dollars at Year-End                                1999      1998
--------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value  $ 95,849  $ 91,547
Equity securities, primarily at fair value                       7,795     4,574
Venture capital, at fair value                                   4,160     3,297
Short-term and other                                             5,322     5,758
--------------------------------------------------------------------------------
                                                              $113,126  $105,176
================================================================================

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                                                     1999
                                                          -----------------------------------------------
                                                                          Gross        Gross
                                                          Amortized  Unrealized   Unrealized         Fair
In Millions of Dollars at Year-End                             Cost       Gains       Losses        Value
---------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities                    $    33      $    3      $    --      $    36
---------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale
Mortgage-backed securities, principally obligations of
  U.S. Federal agencies                                     $14,165      $   55      $   485      $13,735
U.S. Treasury and Federal agency                              7,082          36          120        6,998
State and municipal                                          13,733         255          499       13,489
Foreign government                                           25,565         522          326       25,761
U.S. corporate                                               24,386         200          698       23,888
Other debt securities(1)                                      9,083       3,015          153       11,945
---------------------------------------------------------------------------------------------------------
                                                            $94,014      $4,083      $ 2,281      $95,816
=========================================================================================================
Equity securities(1)(2)                                     $ 5,594      $2,404      $   203      $ 7,795
---------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale include:
  Government of Brazil Brady Bonds                          $   688      $  302      $    --      $   990
  Government of Venezuela Brady Bonds                           422          --           91          331
=========================================================================================================

                                                                                                     1998
                                                          -----------------------------------------------
                                                                          Gross       Gross
                                                          Amortized  Unrealized   Unrealized         Fair
In Millions of Dollars at Year-End                             Cost       Gains       Losses        Value
---------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities                    $    30      $    6      $    --      $    36
---------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale
Mortgage-backed securities, principally obligations of
  U.S. Federal agencies                                     $12,646      $  350      $    14      $12,982
U.S. Treasury and Federal agency                              5,250         455            4        5,701
State and municipal                                          13,714         799          227       14,286
Foreign government                                           26,444         424          600       26,268
U.S. corporate                                               23,424       1,213          302       24,335
Other debt securities(1)                                      7,669         354           78        7,945
---------------------------------------------------------------------------------------------------------
                                                            $89,147      $3,595      $ 1,225      $91,517
=========================================================================================================
Equity securities(1)(2)                                     $ 4,528      $  311      $   265      $ 4,574
---------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale include:
  Government of Brazil Brady Bonds                          $   660      $   26      $    --      $   686
  Government of Venezuela Brady Bonds                           478          --          174          304
=========================================================================================================

(1) Investments in convertible debt and common stock of Nikko Securities, Inc., are included in other debt securities and equity securities, respectively.
(2) Includes non-marketable equity securities carried at cost which are reported in both the amortized cost and fair value columns.

     The accompanying table shows components of interest and dividends on investments, realized gains and losses from sales of investments, and net gains on investments held by venture capital subsidiaries.

In Millions of Dollars                                    1999     1998     1997
--------------------------------------------------------------------------------
Taxable interest                                        $6,770   $6,000   $5,486
Interest exempt from U.S. federal income tax               684      636      496
Dividends                                                  250      159      144
--------------------------------------------------------------------------------
Gross realized investments gains(1)                     $1,273   $1,507   $1,414
Gross realized investments losses(1)                       716      667      419
--------------------------------------------------------------------------------
Net realized and unrealized venture capital gains       $  816   $  487   $  749
  which included:
    Gross unrealized gains                                 999      709      612
    Gross unrealized losses                                587      412       82
================================================================================

(1) Includes net realized gains related to insurance subsidiaries sale of OREO and mortgage loans of $215 million, $67 million, and $86 million in 1999, 1998, and 1997, respectively.

     The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 1999:

                                              Amortized         Fair
In Millions of Dollars                             Cost        Value     Yield
------------------------------------------------------------------------------
U.S. treasury and federal agency(1)
Due within 1 year                               $ 2,980      $ 2,981      5.23%
After 1 but within 5 years                        1,460        1,437      5.55
After 5 but within 10 years                       2,167        2,142      6.65
After 10 years(2)                                11,422       11,126      6.90
------------------------------------------------------------------------------
Total                                           $18,029      $17,686      6.48
==============================================================================
State and municipal
Due within 1 year                               $    80      $    79      5.00%
After 1 but within 5 years                          886          904      5.76
After 5 but within 10 years                       2,831        2,859      5.33
After 10 years(2)                                 9,936        9,647      5.62
------------------------------------------------------------------------------
Total                                           $13,733      $13,489      5.56
==============================================================================
All other(3)
Due within 1 year                               $13,923      $12,774      7.30%
After 1 but within 5 years                       23,940       28,012      9.86
After 5 but within 10 years                      11,730       11,423      7.58
After 10 years(2)                                12,692       12,468      7.66
------------------------------------------------------------------------------
Total                                           $62,285      $64,677      8.41
==============================================================================

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

5. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                        1999          1998
--------------------------------------------------------------------------------
Federal funds sold and resale agreements                   $76,675       $45,439
Deposits paid for securities borrowed                       35,980        49,392
--------------------------------------------------------------------------------
                                                          $112,655       $94,831
================================================================================

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                          1999        1998
--------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements            $81,375     $71,399
Deposits received for securities loaned                       11,216       9,626
--------------------------------------------------------------------------------
                                                             $92,591     $81,025
================================================================================

     The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $122.4 billion and $100.2 billion at December 31, 1999 and 1998, respectively.

     Deposits paid for securities borrowed (securities borrowed) and deposits received for securities loaned (securities loaned) are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FIN 41. Excluding the impact of FIN 41, securities borrowed totaled $36.0 billion and $50.2 billion at December 31, 1999 and 1998, respectively.

6. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

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

     Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In Millions of Dollars                                        1999          1998
--------------------------------------------------------------------------------
Receivables from customers                                 $20,451       $14,075
Receivables from brokers,
  dealers and clearing organizations                         2,522         7,338
--------------------------------------------------------------------------------
Total brokerage receivables                                $22,973       $21,413
================================================================================
Payables to customers                                      $12,323       $13,153
Payables to brokers,
  dealers, and clearing organizations                        3,421         7,902
--------------------------------------------------------------------------------
Total brokerage payables                                   $15,744       $21,055
================================================================================

7. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following at December 31:

In Millions of Dollars                                        1999          1998
--------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities               $ 25,865      $ 24,729
State and municipal securities                               2,121         3,165
Foreign government securities                                9,243        21,240
Corporate and other debt securities                         13,858        12,595
Derivative and other
  contractual commitments(1)                                31,646        37,431
Equity securities                                           11,910         7,291
Mortgage loans and
  collateralized mortgage securities                         5,663         6,082
Other                                                        8,849         7,312
--------------------------------------------------------------------------------
                                                          $109,155      $119,845
================================================================================
Trading Account Liabilities
Securities sold, not yet purchased                        $ 52,051      $ 53,228
Derivative and other contractual commitments(1)             39,053        41,356
--------------------------------------------------------------------------------
                                                          $ 91,104      $ 94,584
================================================================================

(1)  Net of master netting agreements and securitization.

     The average fair value of derivative and other contractual commitments in trading account assets during 1999 and 1998 was $36.8 billion and $39.6 billion, respectively. The average fair value of derivative and other contractual commitments in trading account liabilities during 1999 and 1998 was $38.9 billion and $39.4 billion, respectively. See Note 22 for a discussion of trading securities, commodities, derivatives and related risks.

8. PRINCIPAL TRANSACTIONS REVENUES

Principal transactions revenues, consisting of realized and unrealized gains and losses from trading activities, were as follows for the years ended December 31:

In Millions of Dollars                             1999         1998        1997
--------------------------------------------------------------------------------
Salomon Smith Barney(1)
Fixed income(2)                                  $1,378        $(869)     $1,882
Equities(3)                                         954          536         397
Commodities(4)                                      192          205         218
Other                                                38           15           7
--------------------------------------------------------------------------------
                                                  2,562         (113)      2,504
--------------------------------------------------------------------------------
Global Corporate Bank
Foreign exchange(5)                               1,025        1,187         876
Derivatives(6)                                      771          379         259
Fixed income(7)                                      43          (57)        124
Other                                               165           (1)        153
--------------------------------------------------------------------------------
                                                  2,004        1,508       1,412
--------------------------------------------------------------------------------
Global Consumer and other                           594          385         315
--------------------------------------------------------------------------------
Total principal transactions revenues            $5,160       $1,780      $4,231
================================================================================

(1)  Includes SSB Asset Management principal transactions revenues.
(2) Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, forward contracts on fixed income securities, and revenues related to fixed income securities utilized in arbitrage strategies.
(3) Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants. Also includes revenues on equity securities and related derivatives utilized in arbitrage strategies.
(4) Includes revenues from the results of Phibro Inc. (Phibro), which trades crude oil, refined oil products, natural gas, electricity, metals, and other commodities.
(5) Includes revenues from foreign exchange spot, forward, and option contracts.
(6) Includes revenues from interest rate and currency swaps, options, financial futures, and equity and commodity contracts.
(7) Includes revenues from government and corporate debt, mortgage assets, and other debt instruments.

9. LOANS

In Millions of Dollars at Year-End                         1999            1998
-------------------------------------------------------------------------------
Consumer
In U.S. offices
  Mortgage and real estate(1)(2)                      $  37,261       $  29,962
  Installment, revolving credit, and other               51,570          47,869
-------------------------------------------------------------------------------
                                                         88,831          77,831
-------------------------------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate(1)(3)                         21,529          19,456
  Installment, revolving credit, and other               39,306          36,048
  Lease financing                                           475             484
-------------------------------------------------------------------------------
                                                         61,310          55,988
-------------------------------------------------------------------------------
                                                        150,141         133,819
Unearned income                                          (1,426)         (1,564)
-------------------------------------------------------------------------------
Consumer loans, net of unearned income                $ 148,715       $ 132,255
===============================================================================
Commercial
In U.S. offices
  Commercial and industrial(4)                        $  13,697       $  12,452
  Mortgage and real estate(1)                             3,659           5,344
  Lease financing                                         3,392           2,951
-------------------------------------------------------------------------------
                                                         20,748          20,747
-------------------------------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial(4)                           60,652          55,828
  Mortgage and real estate(1)                             1,728           1,792
  Loans to financial institutions                         7,692           8,008
  Governments and official institutions                   3,250           2,132
  Lease financing                                         1,648           1,386
-------------------------------------------------------------------------------
                                                         74,970          69,146
-------------------------------------------------------------------------------
                                                         95,718          89,893
Unearned income                                            (227)           (190)
-------------------------------------------------------------------------------
Commercial loans, net of unearned income              $  95,491       $  89,703
===============================================================================

(1)  Loans secured primarily by real estate.
(2) Includes $3.4 billion in 1999 and $3.3 billion in 1998 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $2.9 billion in 1999 and $2.4 billion in 1998 of loans secured by commercial real estate.
(4)  Includes loans not otherwise separately categorized.

     The following table presents information about impaired loans. Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors. Amounts for 1998 have been adjusted to a basis consistent with 1999.

In Millions of Dollars at Year-End                              1999        1998
--------------------------------------------------------------------------------
Impaired commercial loans                                     $1,326      $1,536
Other impaired loans(1)                                          185         218
--------------------------------------------------------------------------------
Total impaired loans(2)                                       $1,511      $1,754
================================================================================
Impaired loans with valuation allowances                      $1,156      $1,210
Total valuation allowances(3)                                    344         360
================================================================================
During the year(4):
  Average balance of impaired loans                           $1,689      $1,498
  Interest income recognized on impaired loans                    75          68
================================================================================

(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 1999, approximately 23% of these loans were measured for impairment using the fair value of the collateral, with the remaining 77% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 31% and 69%, respectively, at year-end 1998.
(3)  Included in the allowance for credit losses.
(4) For the year ended December 31, 1997, the average balance of impaired loans was $1.2 billion and interest income recognized on impaired loans was $62 million.

10. ALLOWANCE FOR CREDIT LOSSES

In Millions of Dollars                               1999       1998       1997
-------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of year                             $6,617     $6,137     $5,743
Additions
    Consumer provision for credit losses            2,489      2,367      2,225
    Commercial provision for credit losses            348        384        (28)
-------------------------------------------------------------------------------
Total provision for credit losses                   2,837      2,751      2,197
-------------------------------------------------------------------------------
Deductions
    Consumer credit losses                          2,950      2,735      2,604
    Consumer credit recoveries                       (539)      (497)      (507)
-------------------------------------------------------------------------------
Net consumer credit losses                          2,411      2,238      2,097
-------------------------------------------------------------------------------
    Commercial credit losses                          524        576        191
    Commercial credit recoveries                     (117)      (170)      (219)
-------------------------------------------------------------------------------
Net commercial credit losses (recoveries)             407        406        (28)
-------------------------------------------------------------------------------
Other--net(1)                                          43        373        266
-------------------------------------------------------------------------------
Allowance for credit losses at end of year         $6,679     $6,617     $6,137
===============================================================================

(1) In 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

11. DEBT

Investment Banking and Brokerage Borrowings

Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

                                                    1999                   1998
                                       -----------------     ------------------
                                                Weighted               Weighted
                                                 Average                Average
                                                Interest               Interest
In Millions of Dollars                 Balance      Rate      Balance      Rate
-------------------------------------------------------------------------------
Commercial paper                       $12,578       6.0%     $10,493       5.3%
Bank borrowings                            536       5.8%         556       5.1%
Other                                      605                  2,991
-------------------------------------------------------------------------------
                                       $13,719                $14,040
===============================================================================

     Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance SSB's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including the Japanese yen, British pound, and European Monetary Unit. All commercial paper outstanding at December 31, 1999 and 1998 was U.S. dollar denominated.

     At December 31, 1999, Salomon Smith Barney Holdings Inc. (Salomon Smith Barney) had a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion, 364-day revolving credit agreement that extends through May 2000. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities SSB is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 1999, this requirement was exceeded by approximately $3.5 billion. At December 31, 1999, there were no borrowings outstanding under either facility.

     Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

Short-Term Borrowings

At December 31, short-term borrowings consisted of commercial paper and other borrowings with weighted average interest rates as follows:

                                                   1999                    1998
                                      -----------------      ------------------
                                               Weighted                Weighted
In Millions of Dollars                Balance   Average      Balance    Average
-------------------------------------------------------------------------------
Commercial paper
Citigroup                             $    --        --%     $   991       5.40%
Citicorp                                5,027       6.12       3,040       5.36
-------------------------------------------------------------------------------
                                        5,027                  4,031
Other borrowings                       12,059       8.28      12,081      12.14
-------------------------------------------------------------------------------
                                      $17,086                $16,112
===============================================================================

     Citigroup, Citicorp, TAP, and TIC issue commercial paper directly to investors. CitiFinancial Credit Company (CCC), which had previously issued commercial paper, became an indirect subsidiary of Citicorp on August 4,1999 and, thereafter, ceased such issuance. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. TAP and TIC each maintains unused credit availability under their bank lines of credit at least equal to the amount of outstanding commercial paper.

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate or bids submitted by the banks. Each company pays its banks commitment fees for its lines of credit.

     Citicorp, Salomon Smith Barney, and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

     Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup and TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At December 31, 1999, all of the facility was allocated to Citigroup. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $30.6 billion at December 31, 1999. Citigroup also has $300 million in 364-day facilities that expire in the third quarter of 2000. At December 31, 1999, there were no borrowings outstanding under either of these facilities.

     At December 31, 1999, CCC had committed and available revolving credit facilities of $3.4 billion, consisting of five-year facilities which expire in 2002. At December 31, 1999, there were no borrowings outstanding under these facilities. In connection with the August 4,1999 reorganization of CCC as a subsidiary of Citicorp, Citicorp guaranteed various debt obligations of CCC, including those arising under these facilities. Under this facility Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $10.3 billion.

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $4.8 billion. At December 31, 1999, there were no borrowings outstanding under this facility.

Long-Term Debt

At December 31, long-term debt was as follows:

                                 Weighted
                                  Average
In Millions of Dollars             Coupon     Maturities        1999        1998
--------------------------------------------------------------------------------
Citigroup Inc.
Senior Notes(1)                      6.52%     2000-2028     $ 4,181     $ 2,422
Salomon Smith Barney
  Holdings Inc.
Senior Notes                         6.02%     2000-2026      17,970      19,092
Citicorp
Senior Notes                         7.39%     2000-2025      16,708      17,515
Subordinated Notes                   6.92%     2000-2035       7,360       8,359
Travelers Property
  Casualty Corp.
Senior Notes                         6.99%     2001-2026         850       1,250
The Travelers Insurance
  Group Inc.(2)                                                   23          33
--------------------------------------------------------------------------------
Senior Notes                                                  39,709      40,279
Subordinated Notes                                             7,360       8,359
Other                                                             23          33
--------------------------------------------------------------------------------
Total                                                        $47,092     $48,671
================================================================================

(1)  Also includes $250 million of notes maturing in 2098.
(2)  Principally 12% GNMA/FNMA-collateralized obligations.

     The Company issues both U.S. dollar and non-U.S. dollar denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At December 31, 1999, the Company entered into interest rate swaps to convert $21.1 billion of its $29.9 billion of fixed rate debt to variable rate obligations. At December 31, 1999, the Company's overall weighted average interest rate for long-term debt was 6.71% on a contractual basis and 6.51% including the effects of derivative contracts. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In Millions of Dollars                 2000     2001     2002     2003      2004  Thereafter
--------------------------------------------------------------------------------------------
Citigroup Inc.                       $  650   $   --   $  300   $   --    $  750     $ 2,481
Salomon Smith Barney Holdings Inc.    3,508    2,731    3,571    3,334     1,635       3,191
Citicorp                              3,849    3,350    3,516    2,572     1,519       9,262
Travelers Property Casualty Corp.        --      500       --       --        --         350
The Travelers Insurance Group Inc.       --       --       --       --        --          23
--------------------------------------------------------------------------------------------
                                     $8,007   $6,581   $7,387   $5,906    $3,904     $15,307
============================================================================================

12. INSURANCE POLICY AND CLAIMS RESERVES

At December 31, insurance policy and claims reserves consisted of the following:

In Millions of Dollars                                     1999             1998
--------------------------------------------------------------------------------
Benefit and loss reserves:
  Property-casualty(1)                                  $28,055          $28,624
  Accident and health                                       920              803
  Life and annuity                                        9,400            9,398
Unearned premiums                                         4,949            4,702
Policy and contract claims                                  498              463
--------------------------------------------------------------------------------
                                                        $43,822          $43,990
================================================================================

(1) Included at December 31, 1999 and 1998 are $1.5 billion and $1.3 billion, respectively, of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

     The following table is a reconciliation of beginning and ending property-casualty reserve balances for claims and claim adjustment expenses for the years ended December 31:

In Millions of Dollars                                                    1999        1998        1997
------------------------------------------------------------------------------------------------------
Claims and claim adjustment expense
  reserves at beginning of year                                        $28,624     $29,343     $29,967
Less reinsurance recoverables on
  unpaid losses                                                          7,861       7,937       8,151
------------------------------------------------------------------------------------------------------
Net balance at beginning of year                                        20,763      21,406      21,816
------------------------------------------------------------------------------------------------------
Provision for claims and claim adjustment
  expenses for claims arising in current year                            6,194       6,057       5,730
Estimated claims and claim adjustment
  expenses for claims arising in prior years                              (242)       (323)       (492)
------------------------------------------------------------------------------------------------------
Total increases                                                          5,952       5,734       5,238
------------------------------------------------------------------------------------------------------
Claims and claim adjustment expense payments for claims arising in:
    Current year                                                         2,573       2,352       1,944
    Prior years                                                          4,159       4,025       3,704
------------------------------------------------------------------------------------------------------
Total payments                                                           6,732       6,377       5,648
------------------------------------------------------------------------------------------------------
Net balance at end of year                                              19,983      20,763      21,406
Plus reinsurance recoverables on
  unpaid losses                                                          8,072       7,861       7,937
------------------------------------------------------------------------------------------------------
Claims and claim adjustment expense
  reserves at end of year                                              $28,055     $28,624     $29,343
======================================================================================================

     The decreases in the claims and claim adjustment expense reserves in 1999 and 1998, from 1998 and 1997, respectively, were primarily attributable to net payments of $504 million and $663 million, respectively, for environmental and cumulative injury claims.

     In 1999, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $205 million primarily relating to net favorable development in certain Personal Lines coverages, predominantly automobile coverages, and in certain Commercial Lines coverages, predominantly in the general liability and commercial multi-peril lines of business. In addition, in 1999 Commercial Lines experienced favorable loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

     In 1998, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $176 million primarily relating to net favorable developments in certain Personal Lines coverages, predominantly automobile coverages. In addition, in 1998 Commercial Lines experienced favorable prior-year loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

     In 1997, estimated claims and claim adjustment expenses for claims arising in prior years included $154 million of net favorable development in certain Personal Lines coverages and Commercial Lines coverages, predominantly automobile coverages. In addition, in 1997 Commercial Lines experienced $122 million of favorable prior-year loss development in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations. Also in 1997, the Company adopted newly prescribed statutory allocations of certain claim adjustment expenses. The new allocations resulted in favorable prior-year loss development of $216 million offset by an increase in the current accident year provision of the same amount.

     The property-casualty claims and claim adjustment expense reserves include $1.503 billion and $1.818 billion for asbestos and environmental-related claims net of reinsurance at December 31,1999 and 1998, respectively.

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

     As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be impacted by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

13. REINSURANCE

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

     Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

                                              Gross                          Net
In Millions of Dollars                       Amount           Ceded       Amount
--------------------------------------------------------------------------------
1999
Premiums
  Property-casualty insurance              $  9,795       $ (1,620)      $ 8,175
  Life insurance                              2,190           (314)        1,876
  Accident and health insurance                 444            (54)          390
--------------------------------------------------------------------------------
                                           $ 12,429       $ (1,988)      $10,441
================================================================================
Claims incurred                            $  9,510       $ (1,815)      $ 7,695
================================================================================
1998
Premiums
  Property-casualty insurance              $  9,579       $ (1,689)      $ 7,890
  Life insurance                              1,915           (304)        1,611
  Accident and health insurance                 410            (61)          349
--------------------------------------------------------------------------------
                                           $ 11,904       $ (2,054)      $ 9,850
================================================================================
Claims incurred                            $  9,024       $ (1,560)      $ 7,464
================================================================================
1997
Premiums
  Property-casualty insurance              $  9,045       $ (1,751)      $ 7,294
  Life insurance                              1,669           (279)        1,390
  Accident and health insurance                 373            (62)          311
--------------------------------------------------------------------------------
                                           $ 11,087       $ (2,092)      $ 8,995
================================================================================
Claims incurred                            $  8,226       $ (1,357)      $ 6,869
================================================================================

     Reinsurance recoverables, net of valuation allowance, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

In Millions of Dollars                                      1999            1998
--------------------------------------------------------------------------------
Life business                                             $1,228          $1,303
Property-casualty business:
  Pools and associations                                   2,781           3,070
  Other reinsurance                                        5,695           5,119
--------------------------------------------------------------------------------
Total                                                     $9,704          $9,492
================================================================================

14. RESTRUCTURING-RELATED ITEMS AND MERGER-RELATED COSTS

In Millions of Dollars                         1999           1998          1997
--------------------------------------------------------------------------------
Restructuring charges                         $ 131        $ 1,122        $1,718
Changes in estimates                           (401)          (392)           --
Merger-related costs                             --             65            --
Accelerated depreciation                        182             --            --
--------------------------------------------------------------------------------
Total                                         $ (88)       $   795        $1,718
================================================================================

     During 1999, Citigroup recorded restructuring charges of $131 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. These initiatives will be fully implemented during 2000. The charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions.

     In 1998, Citigroup recorded a restructuring charge of $1.122 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. Approximately 4,200 of these positions related to the United States. The overall workforce reduction, net of anticipated rehires to fill relocated positions, is expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. Also recorded in the 1998 fourth quarter were $65 million of merger-related costs which included the direct and incremental costs of administratively closing the Citicorp merger.

     The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $182 million (in addition to normal scheduled depreciation on those assets) were recognized over the shortened lives in 1999.

     Of the $1.122 billion charge, $642 million in the Global Consumer business included regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring, integration of overlapping marketing and product management groups, and exiting several non-strategic operations; $324 million in the Global Corporate and Investment Bank business included rationalization of operations in countries with multiple operations, consolidation of Citibank and Salomon Smith Barney locations, integration of trading platforms, and exiting non-strategic businesses; $87 million in the Global Investment Management and Private Banking business included elimination of redundancies; and the remaining $69 million included streamlining and integration of Corporate and other staff functions. Approximately $507 million of the $1.122 billion charge related to operations in the United States.

     In 1997, Citigroup recorded restructuring charges of $1.718 billion, con sisting of an $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and an $838 million charge related to the Salomon Merger. The Citicorp charge included $487 million for severance benefits (associated with approximately 9,000 positions expected to be reduced), $245 million related to write-downs of equipment and premises which management committed to dispose of, and $148 million of lease termination and other exit costs. The Salomon Smith Barney charge included $161 million for severance benefits (associated with approximately 1,900 positions expected to be reduced), $663 million of costs associated with the planned abandonment of certain facilities, premises, and other assets, principally those related to the Seven World Trade Center lease, and $14 million of other costs related directly to the Salomon Merger.

     The status of the 1999, 1998, and 1997 restructuring initiatives is summarized in the following table:

Restructuring Reserve Activity

                                             Restructuring Initiatives
                                   --------------------------------------------
                                        1999         1998       1997       1997
In Millions of Dollars             Citigroup    Citigroup        SSB   Citicorp
-------------------------------------------------------------------------------
Original charges                         $82       $1,122       $838       $880
Additional charges                        --           49         --         --
                                   --------------------------------------------
                                          82        1,171        838        880
                                   --------------------------------------------
Utilization(1)
  1999                                   (31)        (744)       (99)      (165)
  1998                                    --          (69)      (158)      (357)
  1997                                    --           --        (13)      (284)
                                   --------------------------------------------
                                         (31)        (813)      (270)      (806)
                                   --------------------------------------------
Changes in estimates
  1999                                    --         (151)      (214)       (36)
  1998                                    --           --       (354)       (38)
                                   --------------------------------------------
                                          --         (151)      (568)       (74)
-------------------------------------------------------------------------------
Reserve balance at
  December 31, 1999                      $51       $  207       $ --       $ --
===============================================================================

(1) Utilization amounts include translation effects on the restructuring reserve.

     The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal and $25 million that is legally obligated. At December 31, 1999, approximately 60 gross staff positions have been eliminated under these programs.

     The 1998 restructuring reserve utilization included $35 million of non-cash charges for equipment and premises write-downs as well as $743 million of severance and other exit costs, occurring primarily in 1999 (of which $382 million related to employee severance and $146 million related to leasehold and other exit costs have been paid in cash and $215 million is legally obligated), together with translation effects. Through December 31, 1999, approximately 5,900 gross staff positions have been eliminated under these programs, occurring primarily in 1999.

     The utilization of 1997 restructuring reserves included $314 million of non-cash charges for equipment and premises write-downs as well as $751 million of severance and other exit costs (of which $499 million related to employee severance and $184 million related to leasehold and other exit costs have been paid in cash and $68 million is legally obligated), together with translation effects. Approximately 7,300 gross staff positions have been eliminated under these programs, including 1,700 positions in 1999, 4,950 positions in 1998, and 650 positions in 1997.

     Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During 1999, changes in estimates resulted in a $151 million reduction in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives included $568 million of reductions related to the Salomon Smith Barney reserve, primarily related to the Seven World Trade Center lease, and $74 million related to the Citicorp reserve. Adjustments related to the Seven World Trade Center lease during 1999 were attributable to the reassessment of space needed due to the Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

15. INCOME TAXES

In Millions of Dollars                               1999       1998       1997
-------------------------------------------------------------------------------
Current
Federal                                            $2,911     $2,081     $3,259
Foreign                                             1,961      1,022      1,539
State                                                 346        325        465
-------------------------------------------------------------------------------
                                                    5,218      3,428      5,263
-------------------------------------------------------------------------------
Deferred
Federal                                               599       (149)    (1,095)
Foreign                                              (213)       104       (109)
State                                                  99       (149)      (226)
-------------------------------------------------------------------------------
                                                      485       (194)    (1,430)
-------------------------------------------------------------------------------
Provision for income tax
  before minority interest(1)                       5,703      3,234      3,833
Provision for income tax on cumulative
  effect of accounting changes                        (84)        --         --
Income tax expense (benefit) reported in
  stockholders' equity related to:
    Foreign currency translation                       (3)        11         26
    Securities available for sale                     556       (175)       370
    Employee stock plans                           (1,008)      (701)      (728)
    Other                                              (1)        (1)         9
-------------------------------------------------------------------------------
Income taxes before minority interest              $5,163     $2,368     $3,510
===============================================================================

(1) Includes the effect of securities transactions resulting in a provision of $195 million in 1999, $270 million in 1998, and $376 million in 1997.

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income (before minority interest and cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                                    1999       1998       1997
------------------------------------------------------------------------------
Federal statutory rate                              35.0%      35.0%      35.0%
Limited taxability of investment income             (1.5)      (2.4)      (1.7)
State income taxes, net of federal benefit           1.8        1.2        1.4
Other, net                                           0.5        1.1        1.0
------------------------------------------------------------------------------
Effective income tax rate                           35.8%      34.9%      35.7%
==============================================================================

Deferred income taxes at December 31 related to the following:

In Millions of Dollars                                        1999         1998
-------------------------------------------------------------------------------
Deferred tax assets
Credit loss deduction                                       $2,312       $2,327
Differences in computing policy reserves                     1,988        2,066
Unremitted foreign earnings                                  1,512        1,257
Deferred compensation                                        1,264        1,222
Employee benefits                                              645          865
Interest-related items                                         349          412
Foreign and state loss carryforwards                           311          256
Other deferred tax assets                                    1,061        1,094
-------------------------------------------------------------------------------
Gross deferred tax assets                                    9,442        9,499
Valuation allowance                                            314          394
-------------------------------------------------------------------------------
Deferred tax assets after valuation allowance                9,128        9,105
-------------------------------------------------------------------------------
Deferred tax liabilities
Investments                                                 (2,017)      (1,244)
Deferred policy acquisition costs and value of
  insurance in force                                          (960)        (858)
Leases                                                        (784)        (648)
Investment management contracts                               (201)        (218)
Other deferred tax liabilities                              (1,202)      (1,116)
-------------------------------------------------------------------------------
Gross deferred tax liabilities                              (5,164)      (4,084)
-------------------------------------------------------------------------------
Net deferred tax asset                                      $3,964       $5,021
===============================================================================

     Foreign pretax earnings approximated $4.7 billion in 1999, $2.4 billion in 1998, and $4.8 billion in 1997. As a U.S. corporation, Citigroup is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are taxed when effectively repatriated. In addition, certain of Citigroup's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 1999, $1.3 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted.

     Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $982 million (subject to a tax effect of $344 million) at December 31, 1999.

     The 1999 net change in the valuation allowance related to deferred tax assets was a decrease of $80 million primarily relating to the utilization of tax carryforwards in foreign jurisdictions. The valuation allowance of $314 million includes $100 million to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances which causes the recognition of the benefits to become more likely than not. The initial recognition of any benefit produced by the reversal of this portion of the valuation allowance will be recognized by reducing goodwill. The remaining valuation allowance of $214 million at December 31, 1999 is primarily reserved for specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions.

     Management believes that the realization of the recognized net deferred tax asset of $3.964 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pretax financial statement income of approximately $12 billion, on average, over the last three years and has generated federal taxable income exceeding $8 billion, on average, each year during this same period.

16. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

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

The following tables summarize the financial structure of each of the Company's subsidiary trusts at December 31, 1999:



                                                                                                                    Common
Trust Securities                                                                                                    Shares
with Distributions                                            Issuance     Securities  Liquidation     Coupon       Issued
Guaranteed by                                                     Date         Issued        Value       Rate    to Parent
--------------------------------------------------------------------------------------------------------------------------
Dollars in Millions
Citigroup:
Citigroup Capital I                                          Oct. 1996     16,000,000       $  400       8.00%     494,880
Citigroup Capital II                                         Dec. 1996        400,000          400       7.75%      12,372
Citigroup Capital III                                        Dec. 1996        200,000          200      7.625%       6,186
Citigroup Capital IV                                         Jan. 1998      8,000,000          200       6.85%     247,440
Citigroup Capital V                                          Nov. 1998     20,000,000          500       7.00%     618,557
Citigroup Capital VI                                         Mar. 1999     24,000,000          600      6.875%     742,269
                                                                                            ------
Total Parent Obligated                                                                      $2,300
--------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
Travelers P&C Capital I                                     April 1996     32,000,000       $  800       8.08%     989,720
Travelers P&C Capital II                                      May 1996      4,000,000          100       8.00%     123,720
Salomon Inc Financing Trust I                                July 1996     13,800,000          345       9.25%     426,800
Salomon Smith Barney Holdings Inc. Capital I                 Jan. 1998     16,000,000          400       7.20%     494,880
Citicorp Capital I                                           Dec. 1996        300,000          300      7.933%       9,000
Citicorp Capital II                                          Jan. 1997        450,000          450      8.015%      13,500
Citicorp Capital III                                         June 1998      9,000,000          225       7.10%     270,000
                                                                                            ------
Total Subsidiary Obligated                                                                  $2,620
==========================================================================================================================
                                                            Junior Subordinated Debentures Owned by Trust
                                                            ---------------------------------------------
Trust Securities                                                                               Redeemable
with Distributions                                                                              by Issuer
Guaranteed by                                                Amount          Maturity           Beginning
---------------------------------------------------------------------------------------------------------
Dollars in Millions
Citigroup:
Citigroup Capital I                                            $412     Sept. 30, 2036       Oct. 7, 2001
Citigroup Capital II                                            412       Dec. 1, 2036       Dec. 1, 2006
Citigroup Capital III                                           206       Dec. 1, 2036     Not redeemable
Citigroup Capital IV                                            206      Jan. 22, 2038      Jan. 22, 2003
Citigroup Capital V                                             515      Nov. 15, 2028      Nov. 15, 2003
Citigroup Capital VI                                            619      Mar. 15, 2029      Mar. 15, 2004

Total Parent Obligated
---------------------------------------------------------------------------------------------------------
Subsidiaries:
Travelers P&C Capital I                                         825     April 30, 2036     April 30, 2001
Travelers P&C Capital II                                        103       May 15, 2036       May 15, 2001
Salomon Inc Financing Trust I                                   356      June 30, 2026      June 30, 2001
Salomon Smith Barney Holdings Inc. Capital I                    412      Jan. 28, 2038      Jan. 28, 2003
Citicorp Capital I                                              309      Feb. 15, 2027      Feb. 15, 2007
Citicorp Capital II                                             464      Feb. 15, 2027      Feb. 15, 2007
Citicorp Capital III                                            232      Aug. 15, 2028      Aug. 15, 2003

Total Subsidiary Obligated
=========================================================================================================

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

     SI Financing Trust I, a wholly owned subsidiary of Salomon Smith Barney, issued TRUPS(R) units to the public. Each TRUPS(R) unit includes a security of SI Financing Trust I, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if Salomon Smith Barney elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of the Company's 9.50% Cumulative Preferred Stock, Series L. Salomon Smith Barney is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

17. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable Preferred Stock

At December 31, 1998 there were 140,000 shares of Series I cumulative Convertible Preferred Stock (Series I Preferred) with a carrying value of $140 million included in other liabilities. Each share of Series I Preferred had a redemption value of $1,000 and was convertible into 66.9079 shares of Citigroup common stock. In October 1999, all of the outstanding shares of the Series I Preferred were converted into 9.4 million shares of common stock.

Perpetual Preferred Stock

The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

                                        Redeemable, in        Redemption                     Carrying Value (In Millions)
                                        whole or in part           Price         Number of   ---------------------------
                    Rate                on or after(1)         Per Share (2)        Shares         1999              1998
-------------------------------------------------------------------------------------------------------------------------
Series F(3)         6.365%              June 16, 2007               $250         1,600,000       $  400            $  400
Series G(3)         6.213%              July 11, 2007               $250           800,000          200               200
Series H(3)         6.231%              September 8, 2007           $250           800,000          200               200
Series J(4)         8.08%               March 31, 1998              $500           400,000           --               200
Series K(4)         8.40%               March 31, 2001              $500           500,000          250               250
Series M(3)         5.864%              October 8, 2007             $250           800,000          200               200
Series O(5)         Graduated           August 15, 2004             $100           625,000           --                63
Series Q(6)         Adjustable          May 31, 1999                $250           700,000          175               175
Series R(6)         Adjustable          August 31, 1999             $250           400,000          100               100
Series S(6)         8.30%               November 15, 1999           $250           500,000           --               125
Series T(6)         8.50%               February 15, 2000           $250           600,000          150               150
Series U(6)         7.75%               May 15, 2000                $250           500,000          125               125
Series V(6)         Fixed/Adjustable    February 15, 2006           $500           250,000          125               125
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 $1,925            $2,313
=========================================================================================================================

(1) Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.
(2)  Liquidation preference per share equals redemption price per share.
(3) Issued as depositary shares, each representing a one-fifth interest in the corresponding series of preferred stock.
(4) Issued as depositary shares, each representing a one-twentieth interest in the corresponding series of preferred stock.
(5) Also redeemable on any of the dividend repricing dates through August 15, 2004.
(6) Issued as depositary shares, each representing a one-tenth interest in the corresponding series of preferred stock.

     All dividends on the Company's perpetual preferred stock are payable quarterly and are cumulative. Only the holders of Series J and K Preferred Stock have voting rights. Holders of Series J and K Preferred Stock are entitled to three votes per share when voting together as a class with the Citigroup common stock on all matters submitted to a vote of the Company's stockholders.

     Dividends on Series Q and R Preferred Stock are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rate on the Series Q and R Preferred Stock was 4.76% for 1999.

     Dividends on the Series V Preferred Stock are payable at 5.86% through February 15, 2006, and thereafter at rates determined quarterly by a formula based on certain interest rate indices, subject to a minimum rate of 6% and a maximum rate of 12%. The rate of dividends on the Series V Preferred Stock is subject to adjustment based upon the applicable percentage of the dividends received deduction.

     Citigroup redeemed Series J Preferred Stock in February 1999, Series O Preferred Stock in August 1999, and Series S Preferred Stock in November 1999.

     During the first quarter of 2000, Citigroup redeemed Series T Preferred Stock.

Regulatory capital

Citigroup and Citicorp are subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB), and their U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1999 and 1998, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized." At December 31, 1999, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

                             Minimum                                           Citibank,
In Millions of Dollars   Requirement         Citigroup         Citicorp             N.A.
----------------------------------------------------------------------------------------
Tier 1 capital                                 $47,591          $25,034          $20,389
Total capital(1)                                61,380           37,351           30,414
Tier 1 capital ratio            4.00%             9.64%            8.11%            8.25%
Total capital ratio(1)          8.00%            12.43%           12.10%           12.31%
Leverage ratio(2)               3.00%+            6.80%            6.83%            6.53%
========================================================================================

(1)  Total capital includes Tier 1 and Tier 2.
(2)  Tier 1 capital divided by adjusted average assets.

     There are various legal limitations on the extent to which Citigroup's banking subsidiaries may pay dividends to their parents. Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2000, without regulatory approval, of approximately $3.6 billion, adjusted by the effect of their net income (loss) for 2000 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that its bank subsidiaries can distribute dividends to Citigroup of approximately $3.0 billion of the available $3.6 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     The property-casualty insurance subsidiaries' statutory capital and surplus at December 31, 1999 and 1998 was $7.758 billion and $7.161 billion, respectively. The life insurance subsidiaries' statutory capital and surplus at December 31, 1999 and 1998 was $5.836 billion and $5.681 billion, respectively. Statutory capital and surplus are subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The property-casualty insurance subsidiaries' net income for the years ended December 31, 1999, 1998, and 1997 was $1.500 billion, $1.426 billion, and $1.158 billion, respectively. The life insurance subsidiaries' net income for the years ended December 31, 1999 and 1998 was $988 million and $829 million, respectively, and for the year ended December 31, 1997 (which excluded Citicorp Life Insurance Company) was $636 million. Statutory capital and surplus and statutory net income are determined in accordance with statutory accounting practices.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $679 million of statutory surplus is available in 2000 for such dividends without the prior approval of the Connecticut Insurance Department.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department.

     Certain of the Company's U.S. and non-U.S. broker-dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 1999 are as follows:

                                                                                                                Excess over
                                                                                                   Net Capital      minimum
Subsidiary                              Jurisdiction                                             or equivalent  requirement
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    In Millions of Dollars
Salomon Smith Barney Inc.               U.S. Securities and Exchange Commission Uniform
                                          Net Capital Rule (Rule 15c3-1)                                $3,204       $2,732
Salomon Brothers International Limited  United Kingdom's Securities and Futures Authority                3,675          963
===========================================================================================================================

18. CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 1999 are as follows:

                                                                    Accumulated
                                                Net                       Other
                                         Unrealized       Foreign    Changes in
                                           Gains on      Currency   Equity from
                                         Investment   Translation      Nonowner
In Millions of Dollars                   Securities    Adjustment       Sources
-------------------------------------------------------------------------------
Balance, Jan. 1, 1997                        $1,145         $(483)       $  662
Unrealized gains on investment
  securities, net of tax of $746              1,166                       1,166
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($376)                 (619)                       (619)
Foreign currency translation
  adjustment, net of tax of $26                              (152)         (152)
-------------------------------------------------------------------------------
Current period change                           547          (152)          395
-------------------------------------------------------------------------------
Balance, Dec. 31, 1997                        1,692          (635)        1,057
Unrealized gains on investment
  securities, net of tax of $95                 237                         237
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($270)                 (570)                       (570)
Foreign currency translation
  adjustment, net of tax of $11                                57            57
-------------------------------------------------------------------------------
Current period change                          (333)           57          (276)
-------------------------------------------------------------------------------
Balance, Dec. 31, 1998                        1,359          (578)          781
Unrealized gains on investment
  securities, net of tax of $751              1,548                       1,548
Less: Reclassification adjustment
  for gains included in net
  income, net of tax of ($195)                 (362)                       (362)
Foreign currency translation
  adjustment, net of tax of ($3)                              (60)          (60)
-------------------------------------------------------------------------------
Current period change                         1,186           (60)        1,126
-------------------------------------------------------------------------------
Balance, Dec. 31, 1999                       $2,545         $(638)       $1,907
===============================================================================

19. EARNINGS PER SHARE

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. Shares have been adjusted to give effect to the three-for-two stock split in Citigroup's common stock in May 1999. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In Millions, Except Per Share Amounts            1999         1998         1997
-------------------------------------------------------------------------------
Income before cumulative effect
    of accounting changes                   $   9,994    $   5,807    $   6,705
Cumulative effect of accounting changes          (127)          --           --
Preferred dividends                              (149)        (216)        (279)
-------------------------------------------------------------------------------
Income available to common stockholders
  for basic EPS                                 9,718        5,591        6,426
Effect of dilutive securities                      10           24           36
-------------------------------------------------------------------------------
Income available to common stockholders
  for diluted EPS                           $   9,728    $   5,615    $   6,462
===============================================================================
Weighted average common shares
  outstanding applicable to basic EPS         3,333.9      3,363.6      3,371.9
-------------------------------------------------------------------------------
Effect of dilutive securities:
  Options                                        75.6         60.3         78.6
  Restricted stock                               26.1         27.8         37.8
  Convertible securities                          7.9         17.7         37.8
  Warrants                                         --          3.4         10.5
-------------------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS       3,443.5      3,472.8      3,536.6
===============================================================================
Basic earnings per share
Income before cumulative effect
  of accounting changes                     $    2.95    $    1.66    $    1.91
Cumulative effect of accounting changes         (0.04)          --           --
-------------------------------------------------------------------------------
Net income                                  $    2.91    $    1.66    $    1.91
===============================================================================
Diluted earnings per share
Income before cumulative effect
  of accounting changes                     $    2.86    $    1.62    $    1.83
Cumulative effect of accounting changes         (0.03)          --           --
-------------------------------------------------------------------------------
Net income                                  $    2.83    $    1.62    $    1.83
===============================================================================

     During 1999, 1998, and 1997, weighted average options of 19.5 million shares, 28.7 million shares and 12.8 million shares with weighted average exercise prices of $48.71 per share, $41.71 per share, and $30.53 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

20. INCENTIVE PLANS

The Company has adopted a number of compensation plans to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. At December 31, 1999, approximately 290 million shares were available for grant under Citigroup's stock option and restricted stock plans.

Stock Option Plans

The Company has a number of stock option plans that provide for the granting of stock options to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, options granted under Travelers predecessor plans and options granted since the date of the merger vest over a five-year period. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Certain of the plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

     To further encourage employee stock ownership the Company's eligible employees participate in either the WealthBuilder or CitiBuilder stock option programs. Options granted under the WealthBuilder program vest over a five-year period whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

     Options granted in 1995 and 1996 included five-year performance-based stock options granted to key Citicorp employees. Performance-based options granted in 1995 and 1996 were at prices ranging from equivalent Citigroup stock prices of $17.30 to $18.70, equal to Citicorp market prices on the respective dates of grant, and expire in 2000 and 2001. One-half of these options vested in 1996 when Citicorp's stock price reached an equivalent Citigroup stock price of $26.67 per share, and the balance vested in 1997 when Citicorp's stock price reached an equivalent Citigroup stock price of $30.67 per share.

     During 1998, a group of key Citicorp employees was granted 9,510,000 performance-based stock options at an equivalent Citigroup strike price of $32.17. These performance-based options vested in 1999 when Citigroup's stock price reached $53.33 per share.

     Vesting and expense related to performance-based options are summarized in the following table (all options are equivalent Citigroup options).

                                                  1999         1998         1997
--------------------------------------------------------------------------------
Options vested during the year               9,007,500           --    8,976,563
After-tax expense recognized for
  all grants (in millions of dollars)              $68          $43          $45
Options unvested at year-end                        --    9,075,000           --
================================================================================

     The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting. This expense is recognized over the period to the estimated vesting dates and in full for options that have vested, by a charge to expense with an offsetting increase in common stockholders' equity. All of the expense related to these grants has been recognized.

     Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                         1999                              1998                           1997
                                     ------------------------       ---------------------------       ------------------------
                                                     Weighted                          Weighted                       Weighted
                                                      Average                           Average                        Average
                                                     Exercise                          Exercise                       Exercise
                                         Options        Price           Options           Price           Options        Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       307,044,077       $26.97       202,813,920          $18.65       217,266,464       $11.59
Granted-original                      18,071,698        43.45       146,281,370(1)        32.60        52,479,821        29.28
Granted-reload                        29,514,592        50.15        30,072,696           41.36        50,937,393        27.41
Forfeited                            (12,870,793)       25.97       (12,982,605)          23.83        (4,968,905)       18.32
Exercised                            (69,095,811)       24.89       (59,141,304)          20.20      (112,900,853)       13.98
------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year             272,663,763       $31.14       307,044,077          $26.97       202,813,920       $18.65
------------------------------------------------------------------------------------------------------------------------------
Exercisable at year end               82,354,408                     72,836,012                        66,947,117
==============================================================================================================================

(1) Original grants in 1998 included approximately 97 million options granted in November 1998 to retain key employees and to encourage stock ownership in the newly merged Citigroup.

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 1999:

                                                                      Options Outstanding         Options Exercisable
                                                 ----------------------------------------     -----------------------
                                                                   Weighted
                                                                    Average      Weighted                    Weighted
                                                                Contractual       Average                     Average
                                                      Number           Life      Exercise          Number    Exercise
Range of Exercise Prices                         Outstanding      Remaining         Price     Exercisable       Price
---------------------------------------------------------------------------------------------------------------------
$ 2.53--$ 9.99                                    17,483,787      3.2 years        $ 6.59      15,323,385      $ 6.42
$10.00--$19.99                                    36,346,861      5.0 years         14.12      22,009,355       14.62
$20.00--$29.99                                    35,485,328      7.0 years         27.94       5,209,680       26.83
$30.00--$39.99                                   128,005,297      8.3 years         31.90      22,578,954       31.98
$40.00--$49.99                                    36,237,894      7.4 years         44.85      10,697,729       46.02
$50.00--$58.00                                    19,104,596      5.0 years         53.01       6,535,305       50.18
---------------------------------------------------------------------------------------------------------------------
                                                 272,663,763      7.0 years        $31.14      82,354,408      $25.53
=====================================================================================================================

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

                                                1999          1998          1997
--------------------------------------------------------------------------------
Shares awarded                            10,933,324    15,667,010    21,513,404
Weighted average fair market value
  per share                                   $38.02        $33.41        $23.19
After-tax compensation cost charged to
  earnings (in millions of dollars)             $269          $243          $188
================================================================================

     In 1998 certain employees of SSB received Deferred Stock Awards (DSA's). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three-year period. The entire award is forfeited if the participant leaves SSB to join a competitor within three years after the award date. Participants may elect to receive a portion of their award in the form of stock options. The basic portion of the award is expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January of 1999.

Savings Incentive Plan

Prior to 1999, eligible Citicorp employees received awards equal to 3% of their covered salary. Employees had the option of receiving their award in cash or deferring some or all of it in various investment funds. The Company granted an additional award equal to the amount elected to be deferred by the employee. The after-tax expense associated with the plan amounted to $68 million in 1998 and $63 million in 1997.

     During 1999, the CitiBuilder 401(k) plan replaced the Savings Incentive Plan. Under the CitiBuilder 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with this plan amounted to $31 million in 1999.

Stock Purchase Plan

The 1997 offering under the Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan were sourced from treasury shares.

     Following is the share activity under the 1997 fixed-price offering for the purchase of shares at the equivalent Citigroup price of $30.20 per share. The 1997 offering expired on June 30, 1999.

                                              1999           1998           1997
--------------------------------------------------------------------------------
Outstanding subscribed shares
   at beginning of year                 11,317,659     15,284,070             --
Subscriptions entered into                      --             --     16,758,687
Shares purchased                        10,324,229      2,585,958        952,560
Canceled or terminated                     993,430      1,380,453        522,057
--------------------------------------------------------------------------------
Outstanding subscribed shares
  at end of year                                --     11,317,659     15,284,070
================================================================================

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

     Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, net income and net income per share would have been the pro forma amounts indicated below:

In Millions of Dollars, Except Per Share Amounts           1999        1998        1997
---------------------------------------------------------------------------------------
Compensation expense
  related to stock
  option plans              As reported                  $  108      $   70      $   72
                              Pro forma                     756         486         329
---------------------------------------------------------------------------------------
Net income                  As reported                  $9,867      $5,807      $6,705
                              Pro forma                   9,437       5,522       6,516
---------------------------------------------------------------------------------------
Basic earnings per share    As reported                  $ 2.91      $ 1.66      $ 1.91
                              Pro forma                    2.78        1.57        1.85
---------------------------------------------------------------------------------------
Diluted earnings per share  As reported                  $ 2.83      $ 1.62      $ 1.83
                              Pro forma                    2.71        1.54        1.77
=======================================================================================

     The pro forma adjustments relate to stock options granted from 1995 through 1999, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The pro forma information above reflects the compensation expense that would have been recognized under SFAS No. 123 for both Travelers and Citicorp. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

     SFAS No. 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees generally tender previously owned shares to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. New reload options are only granted if the Company's stock price has increased at least 20% over the exercise price of the option being reloaded, and vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

     Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

     Additional valuation and related assumption information for Citigroup option plans, Travelers option plans (including options granted after the merger date), and Citicorp option plans prior to the merger date are presented below.

                                        Citigroup
                                     Option Plans  Travelers Options Plans     Citicorp Option Plans
                                     ------------  -----------------------     ---------------------
For options granted during                  1999         1998         1997         1998         1997
----------------------------------------------------------------------------------------------------
Weighted average fair value
  Option                                  $10.65        $7.21        $4.29        $8.59        $8.40
  1998 performance option                     --           --           --         6.41           --
  1997 stock purchase offering                --           --           --           --        $4.47
Weighted average expected life
  Original grants                        3 years      3 years      3 years      6 years      6 years
  Reload grants                           1 year       1 year       1 year           --           --
  1997 stock purchase offering                --           --           --           --      2 years
Valuation assumptions
  Expected volatility                       46.1%        37.0%        32.3%          25%          25%
  Risk-free interest rate                   5.17%        4.72%        5.75%        5.51%        6.30%
  Expected annual dividends per share      $0.63        $0.43        $0.31        $0.78        $0.73
  Expected annual forfeitures                  5%           5%           5%           5%           5%
====================================================================================================

21. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension termination indemnity plans covering employees outside the United States. During the 1999 first quarter, the U.S. defined benefit plan was amended to convert the benefit formula for certain employees of Citicorp to a cash balance formula effective January 1, 2000. Employees satisfying certain age and service requirements remain covered by the prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the consolidated statement of income and the funded status and amounts recognized in the consolidated balance sheet for the Company's U.S. plans and significant plans outside the U.S.

Net Benefit Expense

                                                                                                                 Postretirement
                                                                                    Pension Plans                 Benefit Plans(1)
                                         --------------------------------------------------------      ------------------------
                                                         U.S. Plans            Plans Outside U.S.                    U.S. Plans
                                         --------------------------      ------------------------      ------------------------
In Millions of Dollars                   1999       1998       1997      1999      1998      1997      1999      1998      1997
-------------------------------------------------------------------------------------------------------------------------------
Benefits earned during the year          $228       $232       $197       $80       $76       $59       $ 7       $13       $12
Interest cost on benefit obligation       456        443        412        94        88        76        58        62        63
Expected return on plan assets           (645)      (557)      (496)      (87)      (84)      (65)      (16)      (14)      (11)
Amortization of unrecognized:
  Net transition (asset) obligation       (17)       (18)       (21)        4         3         6        --        --        --
  Prior service cost                       (6)        18         14        --        --        --        (4)       --        (2)
  Net actuarial loss (gain)                 9          5          4         6         3         2         2        (6)       (5)
  Curtailment (gain) loss                  --        (15)        --        --         2        --       (29)       --        --
-------------------------------------------------------------------------------------------------------------------------------
Net benefit expense                       $25       $108       $110       $97       $88       $78       $18       $55       $57
===============================================================================================================================

(1) For plans outside the U.S., net postretirement benefit expense totaled $13 million in 1999, $10 million in 1998, and $8 million in 1997.

Prepaid Benefit Cost (Benefit Liability)

                                                                                                           Postretirement
                                                                                      Pension Plans         Benefit Plans(3)
                                                      ---------------------------------------------       ---------------
                                                               U.S. Plans(1)     Plans Outside U.S.(2)         U.S. Plans
                                                      -------------------       -------------------       ---------------
In Millions of Dollars at Year-End                      1999         1998         1999         1998       1999       1998
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year              $ 7,027      $ 6,248      $ 1,574      $ 1,281      $ 952      $ 915
Benefits earned during the year                          228          232           80           76          7         13
Interest cost on benefit obligation                      456          443           94           88         58         62
Plan amendments                                         (236)          31           10            3         --          3
Actuarial (gain) loss                                 (1,070)         385          (14)         127       (110)        22
Benefits paid                                           (299)        (287)         (96)         (71)       (61)       (63)
Acquisitions                                              --           --            4           27         --         --
Expenses                                                  (9)         (10)          --           --         --         --
Curtailment                                               --          (15)          --           (7)       (32)        --
Settlements                                               --           --           (5)          --         --         --
Foreign exchange impact                                   --           --         (121)          50         --         --
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $ 6,097      $ 7,027      $ 1,526      $ 1,574      $ 814      $ 952
=========================================================================================================================
Change in plan assets
Plan assets at fair value at beginning of year       $ 7,404      $ 6,675      $ 1,210      $   940      $ 191      $ 163
Actual return on plan assets                             866        1,004          189          119         26         28
Company contributions                                     21           22           76          153         62         63
Employee contributions                                    --           --            4            5         --         --
Acquisitions                                              --           --           --           24         --         --
Settlements                                               --           --           (5)          --         --         --
Benefits paid                                           (299)        (287)         (74)         (58)       (62)       (63)
Expenses                                                  (9)         (10)          --           --         --         --
Foreign exchange impact                                   --           --          (82)          27         --         --
-------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value at end of year             $ 7,983      $ 7,404      $ 1,318      $ 1,210      $ 217      $ 191
=========================================================================================================================
Reconciliation of prepaid (accrued) benefit cost
 and total amount recognized
Funded status of the plan                            $ 1,886      $   377      $  (208)     $  (364)     $(597)     $(761)
Unrecognized:
  Net transition obligation (asset)                        1          (16)          18           20         --         --
  Prior service cost                                    (124)         105           17            2        (10)       (11)
  Net actuarial (gain) loss                           (1,454)        (153)         (21)         107       (181)       (59)
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                $   309      $   313      $  (194)     $  (235)     $(788)     $(831)
=========================================================================================================================
Amounts recognized in the statement of financial
 position consist of
Prepaid benefit cost                                 $   684      $   646      $   107      $    76      $  --      $  --
Accrued benefit liability                               (416)        (406)        (320)        (338)      (788)      (831)
Intangible asset                                          41           73           19           27         --         --
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                $   309      $   313      $  (194)     $  (235)     $(788)     $(831)
=========================================================================================================================

(1) For unfunded U.S. plans, the aggregate benefit obligation was $454 million and $512 million, and the aggregate accumulated benefit obligation was $387 million and $393 million at December 31, 1999 and 1998, respectively.
(2) For plans outside the U.S., the aggregate benefit obligation was $524 million and $1.176 billion, and the fair value of plan assets was $145 million and $732 million at December 31, 1999 and 1998, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $309 million and $308 million, and the fair value of plan assets was $46 million and $3 million at December 31, 1999 and 1998, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $82 million and $96 million and the postretirement benefit liability was $20 million and $33 million at December 31, 1999 and 1998, respectively.

     The expected long-term rates of return on assets used in determining the Company's pension and postretirement expense are shown below.

                                        1999             1998              1997
-------------------------------------------------------------------------------
Rate of return on assets
U.S. plans                               9.5%     9.0% to 9.5%              9.0%
Plans outside the U.S.(1)       3.5% to 12.5%    4.0% to 12.0%     4.5% to 13.0%
===============================================================================

(1)  Excluding highly inflationary countries.

     The principal assumptions used in determining pension and postretirement benefit obligations for the Company's plans are shown in the following table.

At Year-End                                                 1999           1998
-------------------------------------------------------------------------------
Discount rate
  U.S. plans                                                 8.0%          6.75%
  Plans outside the U.S.(1)                         3.0% to 12.0%  3.0% to 12.0%
Future compensation increase rate
  U.S. plans                                                 4.5%           4.5%
  Plans outside the U.S.(1)                         2.5% to 12.0%  1.5% to 10.0%
Health care cost increase rate--U.S. plans
  Following year                                     6.0% to 8.0%    7.0% to 11%
  Decreasing to the year 2001                                5.0%   5.0% to 5.5%
===============================================================================

(1)  Excluding highly inflationary countries.

     As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1999 by $27 million and the aggregate of the benefits earned and interest components of 1999 net postretirement benefit expense by $3 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 1999 by $26 million and the aggregate of the benefits earned and interest components of 1999 net postretirement benefit expense by $3 million.

22. TRADING SECURITIES, COMMODITIES, DERIVATIVES, AND RELATED RISKS

Derivative and Foreign Exchange Contracts

                                                         Notional                 Balance Sheet
                                                Principal Amounts               Credit Exposure(1)(2)
                                           ----------------------  ----------------------------
In Billions of Dollars at Year-End            1999           1998           1999           1998
-----------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                         $  631.6       $  998.1       $     --       $     --
Forward contracts                            701.8          698.8            0.9            0.8
Swap agreements                            3,401.2        3,181.4            8.9           15.6
Options                                      616.4          674.2            0.4            0.6
Foreign exchange products
Futures contracts                              4.1            5.1             --             --
Forward contracts                          1,401.1        1,644.0            7.4            9.1
Cross-currency swaps                         166.6          132.4            2.9            2.0
Options                                      225.3          440.6            1.1            2.4
Equity products                              144.2          163.5            9.3            6.1
Commodity products                            34.9           20.0            0.4            0.6
Credit derivative products                    46.0           28.7            0.3            0.2
-----------------------------------------------------------------------------------------------
                                                                        $   31.6       $   37.4
===============================================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) The balance sheet credit exposure reflects $65.4 billion and $90.0 billion of master netting agreements in effect at December 31, 1999 and December 31, 1998, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion and $2.7 billion at December 31, 1999 and December 31, 1998, respectively.

     Citigroup enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures, and foreign exchange transactions. Through the effective use of derivatives, Citigroup has been able to modify the volatility of its revenue from asset and liability positions. Derivative instruments with leverage features are not utilized in connection with risk management activities. The preceding table presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at December 31, 1999 and 1998, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

     Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

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

     Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the balance sheet. Market risk on a derivative, short sale, or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

End-User Interest Rate, Foreign Exchange, and Credit Derivative Contracts

                                  Notional Principal Amounts                           Percentage of 1999 Amount Maturing
                                  --------------------------    ---------------------------------------------------------
                                    Dec. 31,       Dec. 31,     Within       1 to      2 to      3 to      4 to     After
In Billions of Dollars                  1999           1998     1 Year    2 Years   3 Years   4 Years   5 Years   5 Years
-------------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                     $  7.1         $ 28.6        100%        --%       --%       --%       --%       --%
Forward contracts                        3.3            6.5        100         --        --        --        --        --
Swap agreements                        104.7          113.7         28         16         9        14        10        23
Option contracts                         7.1            9.9         34         10        31         3        --        22
Foreign exchange products
Futures and forward contracts           50.6           68.2         95          4         1        --        --        --
Cross-currency swaps                     7.0            4.8         12         18        20        17        16        17
Credit derivative products              29.2           19.6          2          2         8         7        34        47
=========================================================================================================================

End-User Interest Rate Swaps and Net Purchased Options as of December 31, 1999

                                                             Remaining Contracts Outstanding--Notional Principal Amounts
                                                       -----------------------------------------------------------------
In Billions of Dollars at Year-End                      1999        2000        2001        2002        2003        2004
------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                    $72.5       $60.3       $48.8       $41.5       $28.6       $18.5
Weighted-average fixed rate                              6.3%        6.3%        6.3%        6.3%        6.4%        6.5%
Pay fixed swaps                                         15.6        12.1         9.2         7.3         5.9         5.4
Weighted-average fixed rate                              5.9%        5.8%        5.9%        6.0%        6.0%        6.1%
Basis swaps                                             16.6         3.2         0.8         0.7         0.5         0.4
Purchased caps (including collars)                       1.6          --          --          --          --          --
Weighted-average cap rate purchased                      7.1%         --%         --%         --%         --%         --%
Purchased floors                                         3.0         2.4         1.9         0.1         0.1         0.1
Weighted-average floor rate purchased                    6.6%        6.6%        6.7%        5.8%        5.8%        5.8%
Written floors related to purchased caps (collars)       0.2          --          --          --          --          --
Weighted-average floor rate written                      8.2%         --%         --%         --%         --%         --%
Written caps related to other purchased caps(1)          2.3         2.3         2.1         1.7         1.5         1.5
Weighted-average cap rate written                        9.8%        9.8%        9.8%       10.6%       10.7%       10.7%
------------------------------------------------------------------------------------------------------------------------
Three-month forward LIBOR rates(2)                       6.0%        6.9%        7.1%        7.2%        7.3%        7.4%
========================================================================================================================

(1) Includes written options related to purchased options embedded in other financial instruments.

(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 1999, provided for reference.

     The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 1999 with three-month LIBOR forward rates included for reference. The tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citigroup's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

     The majority of derivative positions used in Citigroup's asset and liability management activities are established via intercompany transactions with independently managed Citigroup dealer units, with the dealer acting as a conduit to the marketplace.

     Citigroup's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 1999 interest rate futures, swaps, and options with a notional principal amount of $14.6 billion were closed out which resulted in a net deferred gain of approximately $92 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately $184 million at December 31, 1999, which will be amortized into earnings over the remaining life of the original contracts (approximately 29% in 2000, 20% in 2001, and 51% in subsequent years), consistent with the risk management strategy.

23. CONCENTRATIONS OF CREDIT RISK

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

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

                                                                        1999          1998
                                         -----------------------------------    ----------
                                         Carrying    Estimated
In Billions of Dollars at Year-End          Value   Fair Value    Difference    Difference
------------------------------------------------------------------------------------------
Assets                                     $688.5       $695.9         $ 7.4         $ 7.3
Liabilities                                 612.7        612.2           0.5          (1.4)
End-user derivative and foreign
  exchange contracts                          0.5         (0.6)         (1.1)          2.1
Credit card securitizations                    --          0.8           0.8          (0.6)
------------------------------------------------------------------------------------------
                                                                         7.6           7.4
Deposits with no fixed maturity(1)                                       4.6           2.8
------------------------------------------------------------------------------------------
Total                                                                  $12.2         $10.2
==========================================================================================

(1) Represents the estimated excess fair value related to the expected time period until runoff of existing deposits with no fixed maturity on the balance sheet at year-end, without assuming any regeneration of balances, based on the estimated difference between the cost of funds on these deposits and the cost of funds from alternative sources. The increase during 1999 was primarily due to higher spreads between the cost of funds on the deposits and the cost of funds from alternative sources. Under applicable requirements, excess fair values of these deposits are excluded from amounts included under the Liabilities caption above and from the following table, in which the estimated fair value is shown as being equal to the carrying value.

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

     In the aggregate, estimated fair values exceeded the carrying values by approximately $12.2 billion at December 31, 1999. Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into. The changes from the prior year are a result of an increase in the fair value of deposits with no fixed maturity, credit card securitizations, long-term debt and deposits primarily due to the higher interest rate environment in the U.S., offset by a decline in the fair value of derivative contracts which were affected by the same interest rate environment.

     Additional detail is provided in the following table. In accordance with applicable requirements, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and contractholder funds amounts exclude certain insurance contracts. Also in accordance with the applicable requirements the disclosures exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

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

                                                       1999                        1998
                                     ----------------------      ----------------------
                                     Carrying     Estimated      Carrying     Estimated
In Billions of Dollars at Year-End      Value    Fair Value         Value    Fair Value
---------------------------------------------------------------------------------------
Assets and related
  instruments
Investments                            $113.1        $113.1        $105.2        $105.2
Federal funds sold and securities
  borrowed or purchased under
agreements to resell                    112.7         112.7          94.8          94.8
Trading account assets                  109.2         109.2         119.8         119.8
Loans(1)                                232.0         239.4         210.5         217.9
  Related derivatives                     0.2          (0.3)          0.2           0.6
Other financial assets(2)               121.5         121.5         101.3         101.2
  Credit card securitizations              --           0.8            --          (0.6)
  Related derivatives                      --          (0.2)          0.1           0.5
---------------------------------------------------------------------------------------
Liabilities and related
  instruments
Deposits                                261.1         260.8         228.6         229.0
  Related derivatives                    (0.2)           --          (0.3)         (0.6)
Federal funds purchased and
  securities loaned or sold under
  agreements to repurchase               92.6          92.6          81.0          81.0
Trading account liabilities              91.1          91.1          94.6          94.6
Contractholder funds
  With defined maturities                 5.0           4.7           3.3           3.3
  Without defined maturities             10.1          10.3          10.4          10.2
Long-term debt                           47.1          47.1          48.7          50.1
  Related derivatives                    (0.1)          0.1          (0.1)         (1.1)
Other financial liabilities(3)          105.7         105.6          92.8          92.6
  Related derivatives                      --            --           0.1           0.1
=======================================================================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $5.5 billion and $4.8 billion of lease finance receivables in 1999 and 1998, respectively.
(2) Includes cash and cash equivalents, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Statement of Financial Position.
(3) Includes investment banking and brokerage borrowings, short-term borrowings, brokerage payables, and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Statement of Financial Position.

     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $7.4 billion at year-end 1999 and 1998. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $4.5 billion, a decline of $0.1 billion from year-end 1998, and for commercial loans net of the allowance by $2.9 billion, which was an improvement of $0.1 billion from year-end 1998.

     The decline in estimated fair values in excess of carrying values of consumer loans is primarily due to the higher interest rate environment. The improvement in estimated fair value over the carrying values for commercial loans from year-end 1998 is a result of improved credit conditions in Latin America and Asia.

     The estimated fair value of credit card securitizations was $0.8 billion more than their carrying value at December 31, 1999, which is $1.4 billion higher than December 31, 1998, when the carrying value exceeded the estimated fair value by $0.6 billion. This increase is due to the effects of a higher interest rate environment on the fixed-rate investor certificates.

     The estimated fair value of interest-bearing deposits was $0.3 billion less than the carrying value at December 31, 1999, which was a result of higher market interest rates since the deposits were taken.

     For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 1999 and 1998 was $0.4 billion and $2.5 billion, respectively, for contracts whose fair value exceeds carrying value, and $1.5 billion and $0.4 billion at December 31, 1999 and 1998, respectively, for contracts whose carrying value exceeds fair value.

25. PLEDGED ASSETS AND COMMITMENTS

Pledged Assets

At December 31,1999, the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 41, or pledged by the Company were as follows:

In Millions of Dollars                                        1999          1998
--------------------------------------------------------------------------------
For securities sold under agreements to repurchase        $141,298      $119,206
As collateral for securities borrowed of approximately
  equivalent value                                          69,329        82,796
As collateral on bank loans                                  3,975         3,584
To clearing organizations or segregated under
  securities laws and regulations                            8,696        10,793
For securities loaned                                       11,995         7,752
Other                                                       15,497         9,393
--------------------------------------------------------------------------------
                                                          $250,790      $233,524
================================================================================

     In addition, included in cash and cash equivalents at December 31, 1999 and 1998 is $2.421 billion and $2.358 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

     At December 31, 1999 the Company had $2.2 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

Lease Commitments

Rental expense (principally for offices and computer equipment) was $1.187 billion, $1.058 billion and $1.030 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum annual rentals under noncancellable leases, net of sublease income, are as follows:

In Millions of Dollars at Year-End
--------------------------------------------------------------------------------
2000                                                                      $  904
2001                                                                         817
2002                                                                         691
2003                                                                         570
2004                                                                         500
Thereafter                                                                 2,936
--------------------------------------------------------------------------------
                                                                          $6,418
================================================================================

     The Company and certain of Salomon Smith Barney's subsidiaries together have an option to purchase the buildings presently leased for Salomon Smith Barney's executive offices and New York City operations at the expiration of the lease term.

Loan Commitments

In Billions of Dollars at Year-End                                1999      1998
--------------------------------------------------------------------------------
Unused commercial commitments to make or purchase loans,
  to purchase third-party receivables, and to provide
  note issuance or revolving underwriting facilities            $175.4    $132.6
Unused credit card and other consumer
  revolving commitments                                         $255.3    $227.8
================================================================================

     The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.3 billion at both December 31, 1999 and 1998.

Loans Sold with Credit Enhancements

In Billions of Dollars at Year-End        1999        1998     Form of Credit Enhancement
-----------------------------------------------------------------------------------------
Residential mortgages and other
  loans sold with recourse(1)            $ 3.6       $ 6.1       Recourse obligation $1.8
                                                                 in 1999 and $2.4 in 1998
GNMA sales/servicing agreements(2)        19.3         1.0             Secondary recourse
                                                                               obligation
Securitized credit card receivables       49.0        44.3     Primarily net revenue over
                                                              the life of the transaction
=========================================================================================

(1)  Residential mortgages represent 74% of amounts in 1999 and 57% in 1998.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

     Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, summarized above.

     Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is deposited in an account, up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the account reaches the predetermined amount, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $60 million at December 31, 1999 and $30 million at December 31, 1998. Net revenue from securitized credit card receivables included in other income was $1.8 billion, $1.3 billion, and $559 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Financial Guarantees

Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

     Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $23.0 billion at December 31, 1999 and $11.1 billion at December 31, 1998, and performance standby letters of credit.

                                                                         1999          1998
                                    -----------------------------------------  ------------
                                    Expire Within  Expire After  Total Amount  Total Amount
In Billions of Dollars at Year-End         1 Year        1 Year   Outstanding   Outstanding
-------------------------------------------------------------------------------------------
Insurance, surety                           $ 1.6          $5.4         $ 7.0         $ 6.7
Options, purchased securities,
  and escrow                                  0.6           0.1           0.7           0.8
Clean payment                                 2.3           1.0           3.3           2.3
Backstop state, county, and
  municipal securities                        0.1           0.2           0.3           0.5
Other debt related                            6.3           2.5           8.8           6.5
-------------------------------------------------------------------------------------------
Total(1)                                    $10.9          $9.2         $20.1         $16.8
===========================================================================================

(1) Total is net of cash collateral of $2.6 billion in 1999 and $2.0 billion in 1998. Collateral other than cash covered 21% of the total in 1999 and 27% in 1998.

Other Commitments

Salomon Smith Barney and a principal broker-dealer subsidiary have each provided a portion of a residual value guarantee in the amount of $586 million in connection with the lease of the buildings occupied by Salomon Smith Barney's executive offices and New York operations.

     The Company makes commitments to fund partnership investments and transfers receivables to third parties with recourse from time to time. The off-balance sheet risks of these financial instruments were not significant at December 31, 1999 or 1998.

26. CONTINGENCIES

In the ordinary course of business, Citigroup and/or its subsidiaries are defendants or co-defendants in various litigation matters, other than environmental and asbestos property and casualty insurance claims as discussed in Note 12. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition, or liquidity.

27. CITIGROUP (PARENT COMPANY ONLY)

Condensed Statement of Income

                                                        Year Ended December 31,
                                                -------------------------------
In Millions of Dollars                             1999        1998        1997
-------------------------------------------------------------------------------
Revenues                                        $    80      $   29      $    1
-------------------------------------------------------------------------------
Expenses:
  Interest                                          389         218         171
  Other                                             133         158         143
-------------------------------------------------------------------------------
Total                                               522         376         314
-------------------------------------------------------------------------------
Pre-tax loss                                       (442)       (347)       (313)
Income tax benefit                                  156         130         112
-------------------------------------------------------------------------------
Loss before equity in net
  income of subsidiaries                           (286)       (217)       (201)
Equity in net income of subsidiaries             10,153       6,024       6,906
-------------------------------------------------------------------------------
Net income                                      $ 9,867      $5,807      $6,705
===============================================================================

Condensed Statement of Financial Position

                                                                      December 31,
                                                              --------------------
In Millions of Dollars                                           1999         1998(1)
----------------------------------------------------------------------------------
Assets
Cash                                                          $   855      $    --
Investments                                                     1,763          107
Investment in and advances to:
  Bank and bank holding company subsidiaries                   28,310       24,686
  Other subsidiaries                                           26,809       25,227
Cost of acquired businesses in excess of net assets               395          409
Other                                                             205          193
----------------------------------------------------------------------------------
Total                                                         $58,337      $50,622
==================================================================================
Liabilities
Advances from and payables to subsidiaries                    $   887      $ 2,078
Short-term borrowings                                              --          991
Junior subordinated debentures, held by subsidiary trusts       2,367        1,748
Long-term debt                                                  4,181        2,422
Other liabilities                                                 990          309
Redeemable preferred stock, held by subsidiary                    226          226
Redeemable preferred stock--Series I                               --          140
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares:
  30 million), at aggregate liquidation value                   1,925        2,313
Common stock ($.01 par value; authorized shares:
  6.0 billion; issued shares: 1999--3,612,385,458 shares
  and 1998--3,603,106,368 shares)                                  36           36
Additional paid-in capital                                     10,036        8,893
Retained earnings                                              43,865       35,971
Treasury stock, at cost (1999--244,860,127 shares;
  1998--216,143,199 shares)                                    (7,627)      (4,789)
Accumulated other changes in equity from
  nonowner sources                                              1,907          781
Unearned compensation                                            (456)        (497)
----------------------------------------------------------------------------------
Stockholders' equity                                           49,686       42,708
----------------------------------------------------------------------------------
Total                                                         $58,337      $50,622
==================================================================================

(1)   Reclassified to conform to the 1999 presentation.

Condensed Statement of Cash Flows

                                                            Year Ended December 31,
                                                   --------------------------------
In Millions of Dollars                                 1999        1998        1997
-----------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                         $  9,867     $ 5,807     $ 6,705
Adjustments to reconcile net income to cash
  provided by operating activities:
    Equity in net income of subsidiaries            (10,153)     (6,024)     (6,906)
    Dividends received from:
       Bank and bank holding company
         subsidiaries                                 4,625          16         198
       Other subsidiaries                             2,285       2,980       1,126
    Other, net                                        1,998       1,034       4,220
-----------------------------------------------------------------------------------
Net cash provided by operating activities             8,622       3,813       5,343
-----------------------------------------------------------------------------------
Cash flows from investing activities
Capital contributions to subsidiary                    (321)     (1,276)       (521)
Change in investments                                  (425)     (1,130)        240
Advances to subsidiaries, net                        (1,206)         --          --
-----------------------------------------------------------------------------------
Net cash used in investing activities                (1,952)     (2,406)       (281)
-----------------------------------------------------------------------------------
Cash flows from financing activities
(Repayment of) proceeds from advances
  from subsidiaries, net                             (1,197)      2,049          --
Dividends paid                                       (1,973)     (1,846)     (1,692)
Issuance of common stock                                758         418         434
Issuance of preferred stock                              --          --       1,000
Redemption of preferred stock                          (388)     (1,040)       (850)
Stock tendered for payment of withholding taxes        (496)       (520)       (384)
Treasury stock acquired                              (3,906)     (3,085)     (3,447)
Issuance of long-term debt                            1,859       1,000          --
Issuance of junior subordinated debentures              619         722          --
Payments and redemptions of long-term debt             (100)       (250)       (185)
Change in short-term borrowings                        (991)        991          --
Other, net                                               --         154          62
-----------------------------------------------------------------------------------
Net cash used in financing activities                (5,815)     (1,407)     (5,062)
-----------------------------------------------------------------------------------
Change in cash and cash equivalents                     855          --          --
Cash and cash equivalents at
  beginning of period                                    --          --          --
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $    855     $    --     $    --
===================================================================================
Supplemental disclosure of cash
  flow information
Cash paid during the period for interest           $    400     $   202     $   180
Cash received during the period for taxes             1,251         712         569
===================================================================================

28. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                1999
                                                            ----------------------------------------
In Millions of Dollars, Except Per Share Amounts             Fourth      Third     Second      First
----------------------------------------------------------------------------------------------------
Total revenues                                              $20,951    $20,097    $20,436    $20,521
Total revenues, net of interest expense                      14,766     14,021     14,380     14,070
Total provisions for benefits, claims, and credit losses      2,900      2,890      2,941      2,777
Total operating expenses                                      7,675      7,261      7,524      7,321
Income before income taxes, minority interest,
  and cumulative effect of accounting changes                 4,191      3,870      3,915      3,972
Provision for income taxes                                    1,499      1,379      1,402      1,423
Minority interest, net of income taxes                           70         56         65         60
Income before cumulative effect of accounting changes         2,622      2,435      2,448      2,489
Cumulative effect of accounting changes(1)                       --         --         --       (127)
----------------------------------------------------------------------------------------------------
Net income                                                  $ 2,622    $ 2,435    $ 2,448    $ 2,362
----------------------------------------------------------------------------------------------------
Basic earnings per share(2)                                 $  0.78    $  0.72    $  0.72    $  0.70
----------------------------------------------------------------------------------------------------
Diluted earnings per share(2)                               $  0.75    $  0.70    $  0.70    $  0.68
----------------------------------------------------------------------------------------------------
Common stock price per share(2)
High                                                        $58.250    $50.938    $51.750    $44.297
Low                                                          42.063     41.188     40.125     32.672
Close                                                        55.688     44.000     47.500     42.578
Dividends per share of common stock                           0.140      0.140      0.140      0.120
====================================================================================================
                                                                                                1998
                                                            ----------------------------------------
In Millions of Dollars, Except Per Share Amounts             Fourth      Third     Second      First
----------------------------------------------------------------------------------------------------
Total revenues                                              $19,439    $17,594    $19,961    $19,437
Total revenues, net of interest expense                      12,754     10,421     12,965     12,796
Total provisions for benefits, claims, and credit losses      2,899      2,925      2,703      2,589
Total operating expenses                                      8,793      6,339      6,680      6,739
Income before income taxes, minority interest,
  and cumulative effect of accounting changes                 1,062      1,157      3,582      3,468
Provision for income taxes                                      320        375      1,290      1,249
Minority interest, net of income taxes                           65         53         52         58
Income before cumulative effect of accounting changes           677        729      2,240      2,161
Cumulative effect of accounting changes(1)                       --         --         --         --
----------------------------------------------------------------------------------------------------
Net income                                                  $   677    $   729    $ 2,240    $ 2,161
----------------------------------------------------------------------------------------------------
Basic earnings per share(2)                                 $  0.19    $  0.20    $  0.65    $  0.62
----------------------------------------------------------------------------------------------------
Diluted earnings per share(2)                               $  0.19    $  0.20    $  0.63    $  0.60
----------------------------------------------------------------------------------------------------
Common stock price per share(2)
High                                                        $35.500    $48.625    $49.000    $42.250
Low                                                          19.000     24.750     39.417     30.083
Close                                                        33.125     25.000     40.417     40.000
Dividends per share of common stock                           0.120      0.083      0.083      0.083
====================================================================================================

(1) Accounting changes include the 1999 first quarter adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
     Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 1 of Notes to Consolidated Financial Statements.
(2) Per share data have been adjusted to give effect to the three-for-two split in Citigroup's common stock as discussed in Note 1 of Notes to Consolidated Financial Statements.

     Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock may not add to the totals for the years.

     The fourth quarters of 1999 and 1998 include $51 million after-tax ($82 million pretax) and $703 million after-tax ($1.122 billion pretax), respectively, of restructuring charges associated with business improvement and integration initiatives, and in the 1998 fourth quarter, includes $65 million of merger-related costs. The third quarter of 1999 includes a charge of $31 million after-tax ($49 million pretax) related to severance. The fourth, third, and first quarters of 1999 include credits for reductions of prior charges of $76 million after-tax ($122 million pretax), $41 million after-tax ($68 million pretax), and $125 million after-tax ($211 million pretax), respectively. The fourth and second quarters of 1998 include credits for reversals of prior charges of $42 million after-tax ($68 million pretax) and $191 million after-tax ($324 million pretax), respectively. The 1999 fourth, third, second, and first quarters also include $8 million after-tax ($13 million pretax), $25 million after-tax ($41 million pretax), $29 million after-tax ($47 million pretax), and $51 million after-tax ($81 million pretax), respectively, of accelerated depreciation.

FINANCIAL DATA SUPPLEMENT

Average Balances and Interest Rates, Taxable Equivalent Basis(1)(2)(3)

                                                          Average Volume           Interest Revenue             % Average Rate
                                            ----------------------------     ----------------------     ----------------------
In Millions of Dollars                          1999      1998      1997     1999     1998     1997     1999     1998     1997
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents
In U.S. offices                             $  3,038  $  3,199  $  2,416  $    --  $     1  $    --       --     0.03       --
In offices outside the U.S.(4)                   917     1,087     1,114       13       21       16     1.42     1.93     1.44
---------------------------------------------------------------------------------------------------
Total                                          3,955     4,286     3,530       13       22       16     0.33     0.51     0.45
---------------------------------------------------------------------------------------------------
Deposits at interest with banks(4)            12,293    14,313    14,003      992    1,070      995     8.07     7.48     7.11
---------------------------------------------------------------------------------------------------
Investments
  In U.S. offices
    Taxable                                   63,351    59,254    57,661    4,130    3,731    3,828     6.52     6.30     6.64
    Exempt from U.S. income tax               13,858    13,059     8,613      996      946      724     7.19     7.24     8.41
  In offices outside the U.S.(4)              28,087    24,628    20,729    2,902    2,441    1,661    10.33     9.91     8.01
---------------------------------------------------------------------------------------------------
Total                                        105,296    96,941    87,003    8,028    7,118    6,213     7.62     7.34     7.14
---------------------------------------------------------------------------------------------------
Federal funds sold and securities borrowed
or purchased under agreements to resell
In U.S. offices                               82,778    78,096    76,034    6,120    6,087    5,326     7.39     7.79     7.00
In offices outside the U.S.(4)                32,635    57,122    51,074    1,549    2,511    2,527     4.75     4.40     4.95
---------------------------------------------------------------------------------------------------
Total                                        115,413   135,218   127,108    7,669    8,598    7,853     6.64     6.36     6.18
---------------------------------------------------------------------------------------------------
Brokerage receivables
In U.S. offices                               17,464    14,307     7,643    1,212    1,087      857     6.94     7.60    11.21
In offices outside the U.S.(4)                 4,504     8,742     5,934      188      200       73     4.17     2.29     1.23
---------------------------------------------------------------------------------------------------
Total                                         21,968    23,049    13,577    1,400    1,287      930     6.37     5.58     6.85
---------------------------------------------------------------------------------------------------
Trading account assets(5)(6)
In U.S. offices                               59,062    71,307    75,916    2,245    3,171    2,899     3.80     4.45     3.82
In offices outside the U.S.(4)                32,032    59,211    71,539      989    1,624    2,160     3.09     2.74     3.02
---------------------------------------------------------------------------------------------------
Total                                         91,094   130,518   147,455    3,234    4,795    5,059     3.55     3.67     3.43
---------------------------------------------------------------------------------------------------
Loans (net of unearned income)(7)
Consumer loans
  In U.S. offices                             78,726    71,068    65,652    8,211    7,820    7,250    10.43    11.00    11.04
  In offices outside the U.S.(4)              57,341    51,664    51,274    6,377    6,384    6,308    11.12    12.36    12.30
---------------------------------------------------------------------------------------------------
Total consumer loans                         136,067   122,732   116,926   14,588   14,204   13,558    10.72    11.57    11.60
---------------------------------------------------------------------------------------------------
Commercial loans
  In U.S. offices
    Commercial and industrial                 13,474    11,539    10,670    1,141      942      916     8.47     8.16     8.58
    Mortgage and real estate                   4,238     6,017     6,386      414      616      678     9.77    10.24    10.62
    Lease financing                            3,087     2,958     3,048      201      189      205     6.51     6.39     6.73
  In offices outside the U.S.(4)              71,970    64,639    50,791    6,832    6,981    5,411     9.49    10.80    10.65
---------------------------------------------------------------------------------------------------
Total commercial loans                        92,769    85,153    70,895    8,588    8,728    7,210     9.26    10.25    10.17
---------------------------------------------------------------------------------------------------
Total loans                                  228,836   207,885   187,821   23,176   22,932   20,768    10.13    11.03    11.06
---------------------------------------------------------------------------------------------------
Other interest-earning assets                  6,863     6,577     4,338      716      747      511    10.43    11.36    11.78
---------------------------------------------------------------------------------------------------
Total interest-earning assets                585,718   618,787   584,835  $45,228  $46,569  $42,345     7.72     7.53     7.24
                                                                          ====================================================
Non-interest-earning assets(5)               111,311   111,755    93,485
------------------------------------------------------------------------
Total assets                                $697,029  $730,542  $678,320
==============================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 22 of Notes to Consolidated Financial Statements.
(3) For certain amounts associated with Travelers, monthly or quarterly averages have been used as daily averages are unavailable.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(7)  Includes cash-basis loans.

Average Balances and Interest Rates, Taxable Equivalent Basis(1)(2)(3)

                                                             Average Volume           Interest Expense             % Average Rate
                                               ----------------------------  -------------------------     ----------------------
In Millions of Dollars                             1999      1998      1997     1999     1998     1997     1999     1998     1997
---------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits
In U.S. offices
  Savings deposits(7)                          $ 33,422  $ 31,179  $ 27,149  $   928  $   919  $   811     2.78     2.95     2.99
  Other time deposits                            11,566    10,997    12,302      265      498      610     2.29     4.53     4.96
In offices outside the U.S.(4)                  169,138   149,982   128,546    9,519   10,229    8,192     5.63     6.82     6.37
------------------------------------------------------------------------------------------------------
Total                                           214,126   192,158   167,997   10,712   11,646    9,613     5.00     6.06     5.72
------------------------------------------------------------------------------------------------------
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices                                  79,669    83,094    85,817    6,172    6,612    6,251     7.75     7.96     7.28
In offices outside the U.S.(4)                   30,326    51,649    55,321    1,778    2,860    2,969     5.86     5.54     5.37
------------------------------------------------------------------------------------------------------
Total                                           109,995   134,743   141,138    7,950    9,472    9,220     7.23     7.03     6.53
------------------------------------------------------------------------------------------------------
Brokerage payables
In U.S. offices                                  13,421    11,555     6,103      219      264      155     1.63     2.28     2.54
In offices outside the U.S.(4)                    3,309    13,454     5,394        3       24       57     0.09     0.18     1.06
------------------------------------------------------------------------------------------------------
Total                                            16,730    25,009    11,497      222      288      212     1.33     1.15     1.84
------------------------------------------------------------------------------------------------------
Trading account liabilities(5)(6)
In U.S. offices                                  28,409    34,037    44,881       54      165      147     0.19     0.48     0.33
In offices outside the U.S.(4)                   21,754    40,178    42,882       31      112      178     0.14     0.28     0.42
------------------------------------------------------------------------------------------------------
Total                                            50,163    74,215    87,763       85      277      325     0.17     0.37     0.37
------------------------------------------------------------------------------------------------------
Investment banking and brokerage borrowings
In U.S. offices                                  11,656    13,554     8,259      663      587      543     5.69     4.33     6.57
In offices outside the U.S.(4)                      593     1,773     3,369       86      151      104    14.50     8.52     3.09
------------------------------------------------------------------------------------------------------
Total                                            12,249    15,327    11,628      749      738      647     6.11     4.82     5.56
------------------------------------------------------------------------------------------------------
Short-term borrowings
In U.S. offices                                   9,449     9,641     7,663      542      669      578     5.74     6.94     7.54
In offices outside the U.S.(4)                    6,782     5,948     5,101    1,104      951      713    16.28    15.99    13.98
------------------------------------------------------------------------------------------------------
Total                                            16,231    15,589    12,764    1,646    1,620    1,291    10.14    10.39    10.11
------------------------------------------------------------------------------------------------------
Long-term debt
In U.S. offices                                  43,932    44,440    41,394    2,545    2,812    2,568     5.79     6.33     6.20
In offices outside the U.S.(4)                    4,480     3,528     4,448      491      347      412    10.96     9.84     9.26
------------------------------------------------------------------------------------------------------
Total                                            48,412    47,968    45,842    3,036    3,159    2,980     6.27     6.59     6.50
------------------------------------------------------------------------------------------------------
Mandatorily redeemable securities of
subsidiary trusts                                 4,920     3,687     2,958      368      295      236     7.48     8.00     7.98
------------------------------------------------------------------------------------------------------===========================
Demand deposits in U.S. offices                  10,761    10,747    11,166
Other non-interest-bearing liabilities(5)       168,036   168,088   145,185
Redeemable preferred stock                          105       246       403
Total stockholders' equity                       45,301    42,765    39,979
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $697,029  $730,542  $678,320  $24,768  $27,495  $24,524
=================================================================================================================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(8)                             $345,829  $337,168  $318,353  $12,596  $11,730  $10,675     3.64     3.48     3.35
In offices outside the U.S.(8)                  239,889   281,619   266,482    7,864    7,344    7,146     3.28     2.61     2.68
------------------------------------------------------------------------------------------------------
Total                                          $585,718  $618,787  $584,835  $20,460  $19,074  $17,821     3.49     3.08     3.05
=================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 22 of Notes to Consolidated Financial Statements.
(3) For certain amounts associated with Travelers, monthly or quarterly averages have been used as daily averages are unavailable.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Net Interest Revenue

                                                                            1999 vs. 1998                       1998 vs. 1997
                                                          -------------------------------     -------------------------------
                                                          Increase (Decrease)                 Increase (Decrease)
                                                            Due to Change In:                   Due to Change In:
                                                          -------------------                 -------------------
                                                          Average     Average         Net     Average     Average         Net
In Millions of Dollars on a Taxable Equivalent Basis (1)   Volume        Rate      Change(2)   Volume        Rate      Change(2)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $    (3)    $    (6)    $    (9)    $    --     $     6     $     6
-----------------------------------------------------------------------------------------------------------------------------
Deposits at interest with banks(3)                           (159)         81         (78)         22          53          75
-----------------------------------------------------------------------------------------------------------------------------
Investments
In U.S. offices                                               323         126         449         400        (275)        125
In offices outside the U.S.(3)                                354         107         461         345         435         780
-----------------------------------------------------------------------------------------------------------------------------
Total                                                         677         233         910         745         160         905
-----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities borrowed or
purchased under agreements to resell
In U.S. offices                                               355        (322)         33         148         613         761
In offices outside the U.S.(3)                             (1,149)        187        (962)        282        (298)        (16)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                        (794)       (135)       (929)        430         315         745
-----------------------------------------------------------------------------------------------------------------------------
Brokerage receivables
In U.S. offices                                               225        (100)        125         571        (341)        230
In offices outside the U.S.(3)                               (127)        115         (12)         45          82         127
-----------------------------------------------------------------------------------------------------------------------------
Total                                                          98          15         113         616        (259)        357
-----------------------------------------------------------------------------------------------------------------------------
Trading account assets(4)
In U.S. offices                                              (502)       (424)       (926)       (184)        456         272
In offices outside the U.S.(3)                               (819)        184        (635)       (350)       (186)       (536)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                      (1,321)       (240)     (1,561)       (534)        270        (264)
-----------------------------------------------------------------------------------------------------------------------------
Loans--consumer
In U.S. offices                                               813        (422)        391         596         (26)        570
In offices outside the U.S.(3)                                665        (672)         (7)         48          28          76
-----------------------------------------------------------------------------------------------------------------------------
Total                                                       1,478      (1,094)        384         644           2         646
-----------------------------------------------------------------------------------------------------------------------------
Loans--commercial
In U.S. offices                                                24         (15)          9          36         (88)        (52)
In offices outside the U.S.(3)                                746        (895)       (149)      1,495          75       1,570
-----------------------------------------------------------------------------------------------------------------------------
Total                                                         770        (910)       (140)      1,531         (13)      1,518
-----------------------------------------------------------------------------------------------------------------------------
Total loans                                                 2,248      (2,004)        244       2,175         (11)      2,164
-----------------------------------------------------------------------------------------------------------------------------
Other interest-earning assets                                  32         (63)        (31)        255         (19)        236
-----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                        778      (2,119)     (1,341)      3,709         515       4,224
=============================================================================================================================
Deposits
In U.S. offices                                                90        (314)       (224)         95         (99)         (4)
In offices outside the U.S.(3)                              1,210      (1,920)       (710)      1,433         604       2,037
-----------------------------------------------------------------------------------------------------------------------------
Total                                                       1,300      (2,234)       (934)      1,528         505       2,033
-----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities loaned or
sold under agreements to repurchase
In U.S. offices                                              (268)       (172)       (440)       (203)        564         361
In offices outside the U.S.(3)                             (1,242)        160      (1,082)       (201)         92        (109)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                      (1,510)        (12)     (1,522)       (404)        656         252
-----------------------------------------------------------------------------------------------------------------------------
Brokerage payables
In U.S. offices                                                39         (84)        (45)        126         (17)        109
In offices outside the U.S.(3)                                (13)         (8)        (21)         40         (73)        (33)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                          26         (92)        (66)        166         (90)         76
-----------------------------------------------------------------------------------------------------------------------------
Trading account liabilities(4)
In U.S. offices                                               (24)        (87)       (111)        (41)         59          18
In offices outside the U.S.(3)                                (39)        (42)        (81)        (11)        (55)        (66)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                         (63)       (129)       (192)        (52)          4         (48)
-----------------------------------------------------------------------------------------------------------------------------
Investment banking and brokerage borrowings
In U.S. offices                                               (90)        166          76         271        (227)         44
In offices outside the U.S.(3)                               (135)         70         (65)        (68)        115          47
-----------------------------------------------------------------------------------------------------------------------------
Total                                                        (225)        236          11         203        (112)         91
-----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
In U.S. offices                                               (13)       (114)       (127)        140         (49)         91
In offices outside the U.S.(3)                                135          18         153         127         111         238
-----------------------------------------------------------------------------------------------------------------------------
Total                                                         122         (96)         26         267          62         329
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt
In U.S. offices                                               (32)       (235)       (267)        192          52         244
In offices outside the U.S.(3)                                102          42         144         (89)         24         (65)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                          70        (193)       (123)        103          76         179
-----------------------------------------------------------------------------------------------------------------------------
Mandatorily redeemable securities of subsidiary trusts         93         (20)         73          58           1          59
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       (187)     (2,540)     (2,727)      1,869       1,102       2,971
=============================================================================================================================
Net interest revenue                                      $   965     $   421     $ 1,386     $ 1,840     $  (587)    $ 1,253
=============================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(4) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

Ratios

                                                      1999       1998       1997
--------------------------------------------------------------------------------
Net income to average assets                         1.42%      0.79%      0.99%
Return on common stockholders' equity(1)            22.49%     13.95%     17.49%
Return on total stockholders' equity(2)             21.75%     13.52%     16.70%
Total average equity to average assets               6.50%      5.85%      5.89%
Dividends declared per common
  share as a percentage of income per
  common share, assuming dilution                    19.1%      22.8%      14.6%
================================================================================

(1) Based on income less total preferred stock dividends as a percentage of average common stockholders' equity.
(2) Based on net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.

Foregone Interest Revenue on Loans(1)

                                                  In U.S   In Non-U.S.      1999
In Millions of Dollars                           Offices       Offices     Total
--------------------------------------------------------------------------------
Interest revenue that would have been
  accrued at original contractual rates(2)          $111          $435      $546
Amount recognized as interest revenue(2)              45           101       146
--------------------------------------------------------------------------------
Foregone interest revenue                           $ 66          $334      $400
================================================================================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Loan Maturities and Sensitivity to Changes in Interest Rates

                                                       Due      Over 1
                                                  Within 1  but Within       Over
In Millions of Dollars at Year-End                    Year     5 Years    5 Years       Total
---------------------------------------------------------------------------------------------
Maturities of the gross commercial
  loan portfolio
In U.S. offices
  Commercial and industrial loans                  $ 4,636     $ 6,705     $2,356     $13,697
  Mortgage and real estate                             552       1,156      1,951       3,659
  Lease financing                                      761       1,689        942       3,392
In offices outside the U.S.                         53,875      16,975      4,120      74,970
---------------------------------------------------------------------------------------------
Total commercial loan portfolio                    $59,824     $26,525     $9,369     $95,718
=============================================================================================
Sensitivity of loans due after one
  year to changes in interest rates(1)
Loans at predetermined interest rates                          $ 6,356     $3,943
Loans at floating or adjustable interest rates                  20,169      5,426
---------------------------------------------------------------------------------------------
Total                                                          $26,525     $9,369
=============================================================================================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 22 and 24 of Notes to Consolidated Financial Statements.

Loans Outstanding

In Millions of Dollars at Year-End        1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------
Consumer loans
In U.S. offices
  Mortgage and real estate           $  37,261    $  29,962    $  28,084    $  27,173    $  25,862
  Installment, revolving
    credit, and other                   51,570       47,869       42,415       41,489       37,321
--------------------------------------------------------------------------------------------------
                                        88,831       77,831       70,499       68,662       63,183
--------------------------------------------------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate              21,529       19,456       17,685       18,379       18,240
  Installment, revolving
    credit, and other                   39,306       36,048       32,179       33,905       32,521
  Lease financing                          475          484          544          754          765
--------------------------------------------------------------------------------------------------
                                        61,310       55,988       50,408       53,038       51,526
--------------------------------------------------------------------------------------------------
                                       150,141      133,819      120,907      121,700      114,709
Unearned income                         (1,426)      (1,564)      (1,417)      (1,532)      (1,606)
--------------------------------------------------------------------------------------------------
Consumer loans--net                    148,715      132,255      119,490      120,168      113,103
--------------------------------------------------------------------------------------------------
Commercial loans
In U.S. offices
  Commercial and industrial             13,697       12,452       11,212        9,493        9,620
  Mortgage and real estate               3,659        5,344        5,960        6,789        8,729
  Lease financing                        3,392        2,951        3,087        3,017        3,239
--------------------------------------------------------------------------------------------------
                                        20,748       20,747       20,259       19,299       21,588
--------------------------------------------------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial             60,652       55,828       47,417       36,901       32,966
  Mortgage and real estate               1,728        1,792        1,651        1,815        1,901
  Loans to financial
    institutions                         7,692        8,008        6,480        4,837        4,229
  Governments and official
    institutions                         3,250        2,132        2,376        2,252        2,180
  Lease financing                        1,648        1,386        1,092        1,294        1,098
--------------------------------------------------------------------------------------------------
                                        74,970       69,146       59,016       47,099       42,374
--------------------------------------------------------------------------------------------------
                                        95,718       89,893       79,275       66,398       63,962
Unearned income                           (227)        (190)        (159)        (110)        (169)
--------------------------------------------------------------------------------------------------
Commercial loans--net                   95,491       89,703       79,116       66,288       63,793
--------------------------------------------------------------------------------------------------
Total loans--net of
  unearned income                      244,206      221,958      198,606      186,456      176,896
Allowance for credit
  losses                                (6,679)      (6,617)      (6,137)      (5,743)      (5,561)
--------------------------------------------------------------------------------------------------
Total loans--net of
  unearned income
  and allowance for
  credit losses                      $ 237,527    $ 215,341    $ 192,469    $ 180,713    $ 171,335
==================================================================================================

Cash-Basis, Renegotiated, and Past Due Loans

In Millions of Dollars at Year-End      1999     1998     1997     1996     1995
--------------------------------------------------------------------------------
Commercial
  cash-basis loans
Collateral dependent
  (at lower of cost or
  collateral value)(1)                $  241   $  394   $  258   $  263   $  779
Other                                  1,162    1,201      806      642      755
--------------------------------------------------------------------------------
Total                                 $1,403   $1,595   $1,064   $  905   $1,534
================================================================================
Commercial
  cash-basis loans
In U.S. offices                       $  256   $  463   $  296   $  292   $  925
In offices outside the U.S.            1,147    1,132      768      613      609
--------------------------------------------------------------------------------
Total                                 $1,403   $1,595   $1,064   $  905   $1,534
================================================================================
Commercial
  renegotiated loans
In U.S. offices                       $   16   $   --   $   20   $  264   $  309
In offices outside the U.S.               43       45       39       57      112
--------------------------------------------------------------------------------
Total                                 $   59   $   45   $   59   $  321   $  421
================================================================================
Consumer loans on which
  accrual of interest had
  been suspended
In U.S. offices(2)                    $  724   $  825   $1,009   $1,184   $1,466
In offices outside the U.S.            1,506    1,458      993    1,071    1,247
--------------------------------------------------------------------------------
Total                                 $2,230   $2,283   $2,002   $2,255   $2,713
================================================================================
Accruing loans 90 or more
  days delinquent(3)
In U.S. offices(2)                    $  732   $  592   $  633   $  696   $  499
In offices outside the U.S.              452      532      467      422      498
--------------------------------------------------------------------------------
Total                                 $1,184   $1,124   $1,100   $1,118   $  997
================================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Includes $12 million, $10 million, and $11 million of consumer loans on which accrual of interest had been suspended and $22 million, $30 million, and $27 million of accruing loans 90 or more days delinquent related to loans held for sale at December 31, 1999, 1998 and 1997, respectively.
(3) Substantially all consumer loans of which $379 million, $267 million, $240 million, $239 million, and $208 million are government-guaranteed student loans at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

Other Real Estate Owned and Assets
Pending Disposition

In Millions of Dollars at Year-End          1999   1998   1997     1996     1995
--------------------------------------------------------------------------------
Consumer(1)                                 $204   $254   $275   $  459   $  535
Commercial(1)                                486    488    690    1,303      941
Corporate/Other                               14      8      8        6        5
--------------------------------------------------------------------------------
Total                                       $704   $750   $973   $1,768   $1,481
================================================================================
Assets pending disposition(2)               $ 86   $100   $ 96   $  160   $  205
================================================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.

Details of Credit Loss Experience

In Millions of Dollars                1999     1998      1997       1996       1995
-----------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of year              $6,617   $6,137   $ 5,743    $ 5,561    $ 5,337
-----------------------------------------------------------------------------------
Provision for credit losses
Consumer                             2,489    2,367     2,225      2,207      1,935
Commercial                             348      384       (28)        (7)       241
-----------------------------------------------------------------------------------
                                     2,837    2,751     2,197      2,200      2,176
-----------------------------------------------------------------------------------
Gross credit losses
Consumer(1)
In U.S. offices                      1,680    1,726     1,736      1,562      1,347
In offices outside the U.S.          1,270    1,009       868        876        825
Commercial
Mortgage and real estate
  In U.S. offices                       --       13        21         27        118
  In offices outside the U.S.           10       58        47         32         25
Governments and official
  institutions outside the U.S.         --        3        --         --         37
Loans to financial institutions
  in offices outside the U.S.           11       97         7         12         11
Commercial and industrial
  In U.S. offices                       37       62         7         29         40
  In offices outside the U.S.          466      343       109        159        137
-----------------------------------------------------------------------------------
                                     3,474    3,311     2,795      2,697      2,540
-----------------------------------------------------------------------------------
Credit recoveries
Consumer(1)
In U.S. offices                        245      235       273        257        260
In offices outside the U.S.            294      262       234        216        187
Commercial
Mortgage and real estate
  In U.S. offices                       12       83        47         88         26
  In offices outside the U.S.            2       10         7          8         21
Governments and official
  institutions outside the U.S.         --       10        36         81         52
Loans to financial institutions
  in offices outside the U.S.            5       16        17          1          1
Commercial and industrial
  In U.S. offices                        5       21        58         44         80
  In offices outside the U.S.           93       30        54         44         46
-----------------------------------------------------------------------------------
                                       656      667       726        739        673
-----------------------------------------------------------------------------------
Net credit losses
In U.S. offices                      1,455    1,462     1,386      1,229      1,139
In offices outside the U.S.          1,363    1,182       683        729        728
-----------------------------------------------------------------------------------
                                     2,818    2,644     2,069      1,958      1,867
-----------------------------------------------------------------------------------
Other--net(2)                           43      373       266        (60)       (85)
-----------------------------------------------------------------------------------
Allowance for credit losses
  at end of year                    $6,679   $6,617   $ 6,137    $ 5,743    $ 5,561
===================================================================================
Net consumer credit losses          $2,411   $2,238   $ 2,097    $ 1,965    $ 1,725
As a percentage of average
  consumer loans                      1.77     1.82      1.79       1.74       1.61
===================================================================================
Net commercial credit
  losses (recoveries)               $  407   $  406   $   (28)   $    (7)   $   142
As a percentage of average
  commercial loans                    0.44     0.48        NM         NM       0.23
===================================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) In 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.
NM   Not meaningful.

Average Deposit Liabilities in Offices Outside the U.S.(1)

                                                            1999                           1998                           1997
                                       -------------------------      -------------------------      -------------------------
                                        Average          Average       Average          Average       Average          Average
In Millions of Dollars at Year-End      Balance    Interest Rate       Balance    Interest Rate       Balance    Interest Rate
------------------------------------------------------------------------------------------------------------------------------
Banks(2)                               $ 21,993             7.10%     $ 18,559             8.46%     $ 15,326             7.33%
Other demand deposits                    38,798             3.14        33,466             3.49        31,833             2.99
Other time and savings deposits(2)      119,581             5.64       107,999             6.94        90,610             6.75
------------------------------------------------------------------------------------------------------------------------------
Total                                  $180,372             5.28      $160,024             6.39      $137,769             5.95
==============================================================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 22 of Notes to Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices

In Millions of Dollars        Under 3  Over 3 to 6   Over 6 to 12     Over 12
at Year-End 1999               Months       Months         Months      Months
-----------------------------------------------------------------------------
Certificates of deposit        $5,289         $451           $640        $596
Other time deposits               620          225            110          82
=============================================================================

Short-Term and Other Borrowings(1)

                                          Federal Funds Purchased
                                        and Securities Sold Under
                                         Agreements to Repurchase              Commercial Paper            Other Funds Borrowed(2)
                                 --------------------------------    --------------------------    ----------------------------
In Millions of Dollars               1999        1998        1997      1999      1998      1997       1999       1998      1997
-------------------------------------------------------------------------------------------------------------------------------
Amounts outstanding
  at year-end                    $ 92,591    $ 81,025    $132,103    $5,027    $4,031    $5,920    $12,059    $12,081    $8,108
Average outstanding
  during the year                 109,995     134,743     141,138     4,730     6,010     4,366     11,501      9,579     8,398
Maximum month-end
  outstanding                     129,112     163,421     170,110     6,375     9,393     6,090     16,405     12,081     9,949
-------------------------------------------------------------------------------------------------------------------------------
Weighted-average interest rate
During the year(3)                   7.23%       7.03%       6.53%     5.35%     5.57%     5.57%     12.11%     13.26%    12.47%
At year-end(4)                       4.34%       4.94%       5.92%     6.12%     5.36%     5.71%      8.28%     12.14%     9.04%
===============================================================================================================================

                                      Investment Banking and
                                        Brokerage Borrowings
                               -----------------------------
In Millions of Dollars            1999       1998       1997
------------------------------------------------------------
Amounts outstanding
  at year-end                  $13,719    $14,040    $11,464
Average outstanding
  during the year               12,249     15,327     11,628
Maximum month-end
  outstanding                   14,048     20,576     13,174
------------------------------------------------------------
Weighted-average interest rate
During the year(3)                6.11%      4.82%      5.56%
At year-end(4)                    6.00%      4.59%      5.80%
============================================================

(1)  Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Notes 11 and 22 of Notes to Consolidated Financial Statements.
(4)  Based on contractual rates at year-end.

Cross-Marketing

Citigroup has a number of distribution channels for the sale of the various companies' products. Those distribution channels range from Travelers Property Casualty agents to the Citibank branches; Citibank credit card representatives to Primerica Financial Services (PFS) agents; and Salomon Smith Barney Financial Consultants (SSB FCs) to CitiFinancial branches. The current cross-marketing efforts include:

o PFS agents are marketing Salomon Smith Barney mutual funds, CitiFinancial personal loans and Travelers Bank & Trust, fsb real-estate secured loans ($.A.F.E.(R) loans and $.M.A.R.T. loans(R)), and Travelers Life & Annuity variable annuities.

o Investment employees at Citibank branches are marketing Travelers Life & Annuity variable annuities and SSB Citi Asset Management Group mutual funds.

o SSB FCs are marketing Travelers Life & Annuity annuities, Citibank mortgage loans, including loans using SSB equities as the down payment, and SSB Citi Asset Management Group mutual funds.

o The call centers for Citibank's credit card operation refer cardholders to Travelers Property Casualty for auto and homeowners insurance, to CitiFinancial for debt consolidation loans, and to Travelers Bank & Trust, fsb for real-estate secured loans.

o Insurance agents representing Travelers Property Casualty refer customers interested in student loans, credit cards, mortgage loans, commercial leasing, and small business loans to Citibank.

o Salomon Smith Barney institutional sales representatives and Citibank corporate relationship managers jointly market their transaction services, asset management, lending and liquidity, trading, and underwriting capabilities.

Property-Casualty Insurance Services-
Other Information

Selected Product Information

The following table sets forth by product line net written premiums for Commercial Lines and Personal Lines for the year ended 1999. Many larger National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the following table.

1999 Net Written Premiums

                                                    Amount of      Percentage of
                                                  Net Written  Total Net Written
In Millions of Dollars                               Premiums           Premiums
--------------------------------------------------------------------------------
Product Line
Commercial Lines
  Commercial multi-peril                               $1,469              33.3%
  Workers' compensation                                 1,078              24.4
  Commercial automobile                                   724              16.4
  Property                                                507              11.5
  General liability                                       422               9.6
  Fidelity, surety, and other                             208               4.8
-------------------------------------------------------------------------------
Total Commercial Lines                                 $4,408             100.0%
-------------------------------------------------------------------------------
Personal Lines
  Automobile                                           $2,369              62.3%
  Homeowners and other                                  1,436              37.7
-------------------------------------------------------------------------------
Total Personal Lines                                   $3,805             100.0%
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

     The following table sets forth the year-end reserves from 1989 through 1999, and the subsequent changes in those reserves, presented on a historical basis for the Company. The original estimates, cumulative amounts paid, and reestimated reserves in the table for the years 1989-1995 have not been restated to include the property-casualty insurance businesses acquired by the Company from Aetna Services, Inc. in 1996 (Aetna P&C). Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1989-1999 year-end reserves and the subsequent changes in those reserves. For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1989 included $4 million for a loss that is finally settled in 1999 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1989-1998 shown in the following table.

     Certain factors may distort the reestimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1989-1999 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos, and other cumulative injury claims. In the post-1984 period, the Company developed more stringent underwriting standards and policy exclusions and significantly contracted or terminated the writing of such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Claims, Asbestos Claims and Cumulative Injury Other than Asbestos Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

     Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the following table.

     Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table. The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company's subsidiaries filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $38 million, $37 million and $31 million for the years 1999, 1998 and 1997, respectively.

                                                                                                          Year Ended December 31,
                                              ----------------------------------------------------------------------------------
In Millions of Dollars                           1989(1)     1990(1)     1991(1)     1992(1)     1993(1)      1994(1)       1995(1)
--------------------------------------------------------------------------------------------------------------------------------
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated                $ 8,947     $ 9,239     $ 9,406     $ 9,873     $10,190     $ 10,251      $ 10,102
Cumulative amounts paid as of
One year later                                  2,430       2,419       2,135       2,206       1,900        1,852         1,521
Two years later                                 3,992       3,932       3,584       3,554       3,221        2,888         2,809
Three years later                               5,095       4,993       4,594       4,561       3,988        4,055         3,903
Four years later                                5,878       5,755       5,375       5,160       4,941        4,933         4,761
Five years later                                6,479       6,351       5,851       5,963       5,652        5,645
Six years later                                 6,966       6,746       6,547       6,576       6,260
Seven years later                               7,304       7,325       7,090       7,116
Eight years later                               7,822       7,812       7,582
Nine years later                                8,258       8,267
Ten years later                                 8,678
Reserves reestimated as of
One year later                                  9,099       9,358       9,446      10,013      10,151        9,942         9,848
Two years later                                 9,220       9,470       9,755      10,112      10,116        9,766         9,785
Three years later                               9,408       9,897      10,038      10,142       9,990        9,851         9,789
Four years later                                9,953      10,325      10,154      10,148      10,153        9,883         9,735
Five years later                               10,421      10,478      10,251      10,364      10,180        9,919
Six years later                                10,616      10,614      10,495      10,399      10,231
Seven years later                              10,755      10,870      10,524      10,467
Eight years later                              11,019      10,905      10,605
Nine years later                               11,043      10,988
Ten years later                                11,133
--------------------------------------------------------------------------------------------------------------------------------
Cumulative deficiency (redundancy)            $ 2,186     $ 1,749     $ 1,199     $   594     $    41     $   (332)     $   (367)
================================================================================================================================
Gross liability--end of year                                                                  $13,805     $ 13,872      $ 14,715
Reinsurance recoverables                                                                        3,615        3,621         4,613
--------------------------------------------------------------------------------------------------------------------------------
Net liability--end of year                                                                    $10,190     $ 10,251      $ 10,102
================================================================================================================================
Gross reestimated liability--latest                                                           $14,026     $ 13,972      $ 14,357
Reestimated reinsurance recoverables--latest                                                    3,795        4,053         4,622
--------------------------------------------------------------------------------------------------------------------------------
Net reestimated liability--latest                                                             $10,231     $  9,919      $  9,735
================================================================================================================================
Gross cumulative deficiency (redundancy)                                                      $   221     $    100      $   (358)
================================================================================================================================

                                                                         Year Ended December 31,
                                              -------------------------------------------------
In Millions of Dollars                            1996(2)       1997(2)       1998(2)      1999(2)
-----------------------------------------------------------------------------------------------
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated                $ 21,816      $ 21,406      $ 20,763      $19,983
Cumulative amounts paid as of
One year later                                   3,704         4,025         4,159
Two years later                                  6,600         6,882
Three years later                                8,841
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Reserves reestimated as of
One year later                                  21,345        21,083        20,521
Two years later                                 21,160        20,697
Three years later                               20,816
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
-----------------------------------------------------------------------------------------------
Cumulative deficiency (redundancy)            $ (1,000)     $   (709)     $   (242)
===============================================================================================
Gross liability--end of year                  $ 29,967      $ 29,343      $ 28,624      $28,055
Reinsurance recoverables                         8,151         7,937         7,861        8,072
-----------------------------------------------------------------------------------------------
Net liability--end of year                    $ 21,816      $ 21,406      $ 20,763      $19,983
===============================================================================================
Gross reestimated liability--latest           $ 29,065      $ 28,685      $ 28,503
Reestimated reinsurance recoverables--latest     8,249         7,988         7,982
-----------------------------------------------------------------------------------------------
Net reestimated liability--latest             $ 20,816      $ 20,697      $ 20,521
===============================================================================================
Gross cumulative deficiency (redundancy)      $   (902)     $   (658)     $   (121)
===============================================================================================

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

Property and Casualty Reinsurance

TAP reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings, and protect capital resources. TAP cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to TAP to the extent of the reinsurance ceded, TAP remains primarily liable as the direct insurer on all risks reinsured. TAP also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TAP monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, and the price of their product offerings. For additional information concerning reinsurance, see Note 13 of Notes to Consolidated Financial Statements.

     TAP utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses.

Net Retention Policy. The descriptions below relate to reinsurance arrangements of TAP in effect at January 1, 2000. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Construction, and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence with a $5 million annual aggregate deductible. Gulf Insurance Company, a wholly-owned subsidiary, in its specialty lines of business utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.75 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to TAP are retained. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. The risk tolerance of Bond Specialty varies by line of business and by risk. Bond Specialty purchases an accident year aggregate cover attaching at a 40% loss ratio to lower its exposure to large losses or loss frequency. The first layer of the aggregate provides 96% of approximately $40 million and the second layer provides 80% of approximately $35 million of reinsurance coverage in excess of a $92 million retention.

Catastrophe Reinsurance. TAP utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 44% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 44% of losses between $250 million and $750 million.

     For the accumulation of net casualty losses arising out of one occurrence, a casualty clash agreement covers 85% of losses between $10 million and $50 million.

Regulation and Supervision

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

     The Company's banking subsidiaries are also subject to requirements and restrictions under federal, state, and foreign law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries.

     The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which will become effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. The Company anticipates that its declaration to become a financial holding company will become effective shortly after the effective date of the GLB Act and that as a result, it will be permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act in its current form, after two years from the date as of which the Company became a bank holding company, the Company will be required to conform any activities that are not considered to be closely related to banking or financial in nature under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest.

     Section 20 of the Glass-Steagall Act, which prohibited a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities, will be repealed, effective March 11, 2000, as part of the GLB Act. Accordingly, the Company will be permitted to operate without regard to revenue limits on "ineligible" securities activities and to acquire other securities firms without regard to such limits. The repeal of Section 20 will also permit the Company's securities subsidiaries to organize, sponsor, distribute, and advise open-end mutual funds in the United States, as well as outside the United States.

     Under the BHC Act, nonbank acquisitions in the U.S. have generally been limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies will be able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB will be required for such acquisitions, although it is possible that the FRB will issue regulations imposing some limitations or conditions on such acquisitions. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies will be authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. It is possible that regulations interpreting and conditioning this authority may be promulgated. Bank holding companies will also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

     Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. A federal savings association is generally permitted to open a de novo branch in any state.

     Outside the U.S., subject to certain requirements for prior FRB consent or notice, the Company may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

     The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 17 of Notes to Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

     The Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as the Company) or any stockholder or creditor thereof.

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

     Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances. However, under the GLB Act, the FRB will not be able to compel a bank holding company to remove capital from its regulated securities or insurance subsidiaries in order to commit such resources to its subsidiary banks.

     The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1999, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

     A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

     The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. In addition, these provisions require the federal banking regulators to adopt privacy regulations and permit the states to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

     The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

     Legislation is from time to time introduced in Congress that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

     The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. See Note 17 of Notes to Consolidated Financial Statements.

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

     The Company's registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. These companies compute net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict Salomon Smith Barney Holdings Inc's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit Salomon Smith Barney Holdings Inc's ability to pay dividends and make payments on its debt. See Note 17 of Notes to Consolidated Financial Statements. Certain of the Company's broker-dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent.

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

     At December 31, 1999, the Company had approximately 108,800 full-time and 6,200 part-time employees in the United States and approximately 65,000 employees outside of the United States.

Properties

The Company's executive offices are located in Citigroup Center, a 59-story building located at 153 East 53rd Street of which one-third is owned by Citibank. The Company and certain of its subsidiaries occupy all of such owned space. Offices and other properties used by the Company's subsidiaries are located throughout the United States and in various cities outside of the United States.

     The principal offices of Citicorp and Citibank are located at 399 Park Avenue, New York, New York, a 39-story building of which two-thirds is owned by Citibank. The Company occupies all of the space it owns in such building. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

     The Company's property-casualty insurance subsidiaries lease 180 field offices throughout the United States. The principal offices of TIC, TLAC, and TAP are located in Hartford, Connecticut. All of such occupied space is owned by TIC. TAP also rents space from Aetna Services, Inc. at CityPlace, located in Hartford, Connecticut.

     The Company's life insurance subsidiaries lease office space at approximately 20 locations throughout the United States. TIC and/or The Travelers Insurance Group Inc. lease two other buildings in Hartford, Connecticut, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

     Salomon Smith Barney leases two buildings located at 388 and 390 Greenwich Street in New York City. These leases, which expire in 2003, include a purchase option with respect to the related properties. The principal offices of Salomon Smith Barney are located at 388 Greenwich Street, New York, New York.

     Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations.

     The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 25 of Notes to Consolidated Financial Statements.

Legal Proceedings

In the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. These include civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. These also include numerous matters in which the Company's insurance subsidiaries are named, arising in the normal course of their business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company and its subsidiaries' operations, financial condition, or liquidity.

Executive Officers

The following information with respect to each executive officer of Citigroup is set forth below as of March 10, 2000: name, age and the position held with Citigroup.

Name                      Age       Position and Office Held
-----------------------------------------------------------------------------
Michael A. Carpenter       52       Co-Chief Executive Officer,
                                      Global Corporate and Investment Bank
Paul J. Collins            63       Vice Chairman
Michael D'Ambrose          42       Senior Human Resources Officer
Jay S. Fishman             47       Chief Executive Officer,
                                      Travelers Property Casualty Corp.
Edward D. Horowitz         52       e-Citi
Thomas W. Jones            50       Chairman and Chief Executive Officer,
                                      Global Investment Management
                                      and Private Banking Group
Robert I. Lipp             61       Chairman and Chief Executive Officer,
                                      Global Consumer Business
Deryck C. Maughan          52       Vice Chairman
Victor J. Menezes          50       Co-Chief Executive Officer,
                                      Global Corporate and Investment Bank
Heidi G. Miller            46       Chief Financial Officer
Charles O. Prince, III     50       General Counsel and Corporate Secretary
John S. Reed               61       Chairman and Co-Chief Executive Officer
William R. Rhodes          64       Vice Chairman
Robert E. Rubin            61       Member of the Office of the Chairman and
                                      Chairman of the Executive Committee
Petros Sabatacakis         53       Senior Risk Officer
Todd S. Thomson            39       Chief Executive Officer,
                                      Citibank Private Bank
Marc P. Weill              43       Citigroup Investments, Inc.
Sanford I. Weill           66       Chairman and Co-Chief Executive Officer
Robert B. Willumstad       54       Global Consumer Lending
-----------------------------------------------------------------------------

     Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

     Mr. D'Ambrose joined Citigroup in 1997, and was in charge of Executive Resources of Citibank until September 1999. Prior to that time, he served as Chief Operating Officer of Westwood One, Inc. and President and Chief Executive Officer of Shadow Broadcast Services. Mr. Horowitz joined Citigroup in January 1997 and, prior to that time, was a Senior Vice President--Technology at Viacom, Inc. and Chairman and Chief Executive Officer of Viacom Interactive Media. Mr. Jones joined Citigroup in August 1997 and, prior to that time, he was Vice Chairman, President, Chief Operating Officer, and a director of the Teachers Insurance and Annuity Association--College Retirement Equities Fund. Mr. Rubin joined Citigroup in October 1999 and served as Secretary of the Treasury of the United States from 1995 to 1999. Mr. Sabatacakis joined Citigroup in August 1999 and prior to that time, was Senior Vice President--Financial Services for American International Group. Previously, he was senior risk manager and head of Global Treasury and Capital Markets at Chemical Bank. Mr. Thomson joined Citigroup in July 1998 and, prior to that time, was Senior Vice President, Strategic Planning and Business Development for GE Capital Services. Previously, Mr. Thomson held management positions at Barents Group LLC and Bain and Company.

10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1999 results.

Form 10-K
--------------------------------------------------------------------------------
Item Number                                                                 Page

Part I

   1.  Business....................................                   2-4, 6-43,
                                                                           86-91
   2.  Properties..................................                           92
   3.  Legal Proceedings...........................                           92
   4.  Submission of Matters to a Vote of
       Security Holders............................               Not Applicable
--------------------------------------------------------------------------------

Part II

   5.  Market for Registrant's Common Equity
       and Related Stockholder Matters.............                    79, 94-95
   6.  Selected Financial Data.....................                            5
   7.  Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations...............................                         6-43
   7A. Quantitative and Qualitative Disclosures
       About Market Risk...........................                34-38, 55-60,
                                                                           73-77
   8.  Financial Statements and
       Supplementary Data..........................                        44-85
   9.  Changes in and Disagreements with
       Accountants on Accounting and
       Financial Disclosure........................               Not Applicable
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Part III

10.    Directors and Executive Officers
       of the Registrant...........................                          92*
11.    Executive Compensation......................                           **
12.    Security Ownership of Certain Beneficial
       Owners and Management.......................                          ***
13.    Certain Relationships and
       Related Transactions........................                         ****
--------------------------------------------------------------------------------

Part IV

14. Exhibits, Financial Statement Schedules,
    and Reports on Form 8-K........................                           94
--------------------------------------------------------------------------------

* For information regarding Citigroup Directors, see the material under "Election of directors" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 18, 2000, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.
** See the material under "Executive compensation" and "How we have done" of the Proxy Statement, incorporated herein by reference.
*** See the material under the captions "About the annual meeting" and "Stock ownership" of the Proxy Statement, incorporated herein by reference.
**** See the material under the captions "Election of directors" and "Executive compensation" of the Proxy Statement, incorporated herein by reference.

None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

o    Citigroup's Restated Certificate of Incorporation, as amended,
o    Citigroup's By-Laws,
o    Instruments Defining the Rights of Security Holders, Including Indentures,
o Material Contracts, including certain compensatory plans available only to officers and/or directors,
o    Statements re Computation of Ratios,
o    Subsidiaries of the Registrant,
o    Consents of Experts and Counsel,
o Powers of Attorney of Directors Armstrong, Belda, Bialkin, Derr, Deutch, Jordan, Mark, Masin, Mecum, Parsons, Pearson, Rubin, Thomas, Woolard, and Zankel,
o    Financial Data Schedules

     A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Citigroup, Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet @ http://www.sec.gov.

Financial Statements filed for Citigroup Inc. and Subsidiaries:
Consolidated Statement of Income
Consolidated Statement of Financial Position
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statement of Cash Flows

     The Company filed a Current Report on Form 8-K dated October 18, 1999, reporting under Item 5 thereof the results of its operations for the quarter and nine months ended September 30, 1999.

     The Company filed a Current Report on Form 8-K dated October 26, 1999, reporting under Item 5 thereof the election of Robert E. Rubin to the Company's Board of Directors.

     No other reports on Form 8-K were filed during the 1999 fourth quarter; however, the Company filed a Current Report on Form 8-K dated January 18, 2000, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1999, a Current Report on Form 8-K dated February 16, 2000, filing under Items 5 and 7 thereof the Company's 1998 Financial Supplement, and a Current Report on Form 8-K dated February 28, 2000, reporting under Items 5 and 7 thereof the retirement of John S. Reed, Chairman and Co-Chief Executive Officer.

--------------------------------------------------------------------------------
Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 Commission File Number 1-9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 153 East 53rd Street
New York, New York 10043
Telephone: (212) 559-1000
--------------------------------------------------------------------------------

Stockholder Information

Citigroup common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "C."

     Citigroup Preferred Stocks Series F, G, H, K, M, Q, R, and U are also listed on the New York Stock Exchange.

Annual Meeting

The annual meeting will be held at 9:00 a.m. on April 18, 2000, at Carnegie Hall, 881 Seventh Avenue, New York, NY.

Transfer Agent

Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting, and lost securities for common and preferred stocks should be directed to:

     Citibank Shareholder Services
     P. O. Box 2502
     Jersey City, NJ 07303-2502
     Telephone No. (201) 536-8057
     Toll-free No. (888) 250-3985
     Facsimile No. (201) 324-3284
     E-mail address: Citibank@em.fcnbd.com

Exchange Agent

Holders of Citicorp, Citigroup Preferred Stock Series J, S, and T, Salomon Inc, The Travelers Corporation, or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:

     Citibank Shareholder Services
     P. O. Box 2502
     Jersey City, NJ 07303-2502
     Telephone No. (201) 536-8057
     Toll-free No. (888) 250-3985
     Facsimile No. (201) 324-3284
     E-mail address: citibank@em.fcnbd.com

     The 1999 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as Annual and Quarterly reports, are available from Citigroup Document Services toll free at (877) 936-2737 (outside the United States at (718) 765-6460) or by writing to:

     Citigroup Document Services
     140 58th Street, Suite 5I
     Brooklyn, NY 11220

     To view or retrieve copies of this annual report and other Citigroup financial reports on the Internet: http://www.citigroup.com or http://www.sec.gov.

Securities Registered pursuant to Section 12(b) and (g) of the Act

A list of Citigroup securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is available from Citigroup Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet @ http://www.sec.gov.

     As of February 7, 2000, Citigroup had 3,366,858,616 shares of common stock outstanding.

     As of February 7, 2000, Citigroup had approximately 95,700 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

     Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2000 Proxy Statement incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 7, 2000 was approximately $183 billion.

     Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2000 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2000.

CITIGROUP INC.
(Registrant)


/s/ Heidi G. Miller

Heidi G. Miller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2000.

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

C. Michael Armstrong                    Dudley C. Mecum
Alain J.P. Belda                        Richard D. Parsons
Kenneth J. Bialkin                      Andrall E. Pearson
Kenneth T. Derr                         Robert E. Rubin
John M. Deutch                          Franklin A. Thomas
Ann Dibble Jordan                       Edgar S. Woolard, Jr.
Reuben Mark                             Arthur Zankel
Michael T. Masin

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong
Chairman and Chief Executive Officer AT&T Corp.

Alain J.P. Belda
President and Chief Executive Officer Alcoa Inc.

Kenneth J. Bialkin
Partner Skadden, Arps, Slate, Meagher & Flom LLP

Kenneth T. Derr
Chairman of the Board, Retired Chevron Corporation

John M. Deutch
Institute Professor Massachusetts Institute of Technology

Ann Dibble Jordan
Consultant

Reuben Mark
Chairman and Chief Executive Officer Colgate-Palmolive Company

Michael T. Masin
Vice Chairman and Director GTE Corporation Designated President and Vice Chairman of Company to be formed by merger of GTE Corporation and Bell Atlantic

Dudley C. Mecum
Managing Director Capricorn Holdings, LLC

Richard D. Parsons
President Time Warner Inc.

Andrall E. Pearson
Chairman and Chief Executive Officer Tricon Global Restaurants, Inc.

John S. Reed
Chairman and Co-Chief Executive Officer Citigroup Inc.

Robert E. Rubin
Director, Member of the Office of the Chairman and Chairman of the Executive Committee Citigroup Inc.

Franklin A. Thomas
Former President The Ford Foundation

Sanford I. Weill
Chairman and Co-Chief Executive Officer Citigroup Inc.

Edgar S. Woolard, Jr.
Former Chairman and Chief Executive Officer E.I. du Pont de Nemours and Company

Arthur Zankel
General Partner Zankel Capital Advisors, LLC

HONORARY DIRECTOR

The Honorable Gerald R. Ford
Former President of the United States

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
--------          ----------------------

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

3.02 Restated By-Laws of the Company effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

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

10.02.4*+         Amendment No. 16 to the Travelers Group Stock Option Plan.

10.03.1* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company's September 30, 1997 10-Q.

10.03.2*+         Amendment to Travelers Group 1996 Stock Incentive Plan (as
                  amended through July 23, 1997).

10.04* Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996), incorporated by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.05* Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of October 20, 1998), incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

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

10.07* Citigroup 1999 Executive Performance Plan (effective January 1, 1999), incorporated by reference to Annex B to Citigroup's Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.08.1* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company's September 30, 1997 10-Q.

10.08.2*+         Amendment to the Travelers Group Capital Accumulation Plan (as
                  amended through July 23, 1997).

10.09* The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.10* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended through December 10, 1998), incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.11* The Travelers Corporation Directors' Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.12.1* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Property Casualty Corp. for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

10.12.2*+         Amendment to the Travelers Property Casualty Corp. Capital
                  Accumulation Plan (as amended through July 23, 1997).

10.13* Letter Agreement, dated as of August 14, 1997, between the Company and Thomas W. Jones, incorporated by reference to
                  Exhibit 10.01 to the Company's September 30, 1997 10-Q (File No. 1-09924).

10.14.1* Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 25, 1998), incorporated by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9924).

10.14.2*+         Amendment to the Salomon Inc Equity Partnership Plan for Key
                  Employees (as amended through March 25, 1998).

10.15.1* Citicorp Executive Incentive Compensation Plan, incorporated by reference to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.15.2*+         Amendment to the Citicorp Executive Incentive Compensation
                  Plan.

10.16.1* Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.16.2*+         Amendment to the Citicorp 1988 Stock Incentive Plan.

10.17* 1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp's March 30, 1994 Form 10-Q (File No. 01-05378).

10.18.1* Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10 to Citicorp's Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.18.2*+         Amendment to the Citicorp Deferred Compensation Plan.

10.19.1* Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp's 1997 Proxy Statement filed February 26, 1997 (File No. 01-05378).

10.19.2*+         Amendment to the Citicorp 1997 Stock Incentive Plan.

10.20.1*+         Supplemental Executive Retirement Plan of Citicorp and
                  Affiliates (as amended and restated effective January 1, 1998).

10.20.2*+         First Amendment to the Supplemental Executive Retirement Plan
                  of Citicorp and Affiliates (as amended and restated effective
                  January 1, 1998).

10.21.1* Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-05378).

10.21.2*+         Amendment to the Supplemental ERISA Compensation Plan of
                  Citibank, N.A. and Affiliates, as amended and restated.

10.22* Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-05378).

10.23* Directors' Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.24*+ Letter Agreement, dated as of October 26, 1999, between the Company and Robert E. Rubin.

10.25*            Citigroup 1999 Stock Incentive Plan (effective April 30,
                  1999), incorporated by reference to Annex A to Citigroup's Proxy Statement dated March 8, 1999 (File No. 1-9924).

12.01+            Computation of Ratio of Earnings to Fixed Charges.

21.01+            Subsidiaries of the Company.

23.01+            Consent of KPMG LLP, Independent Auditors.

24.01+            Powers of Attorney.

27.01+            Financial Data Schedule.

99.01+ List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

--------------

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

      The financial statements required by Form 11-K for 1999 for the Company's employee savings plans will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

      Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 1999 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Governance, Citigroup Inc., 425 Park Avenue, 2nd Floor, New York, New York 10043.

 --------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+ Filed herewith.