Form 10-Q
period 2000-03-31
CITIGROUP INC
filed 2000-05-12
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

          COMMON STOCK OUTSTANDING AS OF APRIL 30, 2000: 3,374,689,721

                  NOW AVAILABLE ON THE WEB AT WWW.CITIGROUP.COM

                                 CITIGROUP INC.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information

Item 1.    Financial Statements:                                       PAGE NO.

           Consolidated Statement of Income (Unaudited) -
             Three Months Ended March 31, 2000 and 1999                      31

           Consolidated Statement of Financial Position -
             March 31, 2000 (Unaudited) and December 31, 1999                32

           Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Three Months Ended March 31, 2000 and 1999        33

           Consolidated Statement of Cash Flows (Unaudited) -
             Three Months Ended March 31, 2000 and 1999                      34

           Notes to Consolidated Financial Statements (Unaudited)            35

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         1 - 30

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   23 - 25
                                                                        39 - 40

                           Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders            43

Item 6.    Exhibits and Reports on Form 8-K                                  44

Signatures                                                                   45

Exhibit Index                                                                46

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                                         FIRST QUARTER
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)
--------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                         $    138          $     72
Mortgage Banking                                                        63                61
Cards                                                                  297               276
CitiFinancial                                                          112                71
                                                               -----------------------------------
     Total Banking/Lending                                             610               480
                                                               -----------------------------------
Travelers Life and Annuity                                             187               147
Primerica Financial Services                                           119               110
Personal Lines                                                          75                83
                                                               -----------------------------------
     Total Insurance                                                   381               340
                                                               -----------------------------------
Europe, Middle East & Africa                                            99                67
Asia Pacific                                                           166               101
Latin America                                                           70                46
                                                               -----------------------------------
     Total International                                               335               214
                                                               -----------------------------------
e-Citi                                                                 (93)              (35)
Other                                                                  (26)              (18)
                                                               -----------------------------------
TOTAL GLOBAL CONSUMER                                                1,207               981
                                                               -----------------------------------
GLOBAL CORPORATE AND INVESTMENT BANK

Salomon Smith Barney                                                   957               648
                                                               -----------------------------------
Emerging Markets                                                       396               324
Global Relationship Banking                                            247               196
                                                               -----------------------------------
     Total Global Corporate Bank                                       643               520
                                                               -----------------------------------
Commercial Lines Insurance                                             240               189
                                                               -----------------------------------
TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                           1,840             1,357
                                                               -----------------------------------
GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

SSB Citi Asset Management Group                                         90                80
Citibank Private Bank                                                   82                57
                                                               -----------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                 172               137
                                                               -----------------------------------
Corporate/Other                                                       (251)             (150)
Investment Activities                                                  634                90
                                                               -----------------------------------
CORE INCOME                                                          3,602             2,415
Restructuring-related items, after-tax (2)                             (12)               74
Cumulative effect of accounting changes (3)                              -              (127)
                                                               -----------------------------------
NET INCOME                                                          $3,590            $2,362
--------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
CORE INCOME                                                          $1.04             $0.69
NET INCOME                                                            1.04              0.68
--------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2) Includes $20 million pretax ($12 million after-tax) and $81 million pretax ($51 million after-tax) of accelerated depreciation in 2000 and 1999, respectively, and a credit for the reversal of prior charges of $211 million pretax ($125 million after-tax) in the 1999 quarter. See
         Note 7 of Notes to Consolidated Financial Statements.
(3) First quarter 1999 accounting changes include the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See
         Note 2 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 31 to the basis presented in the business segment discussions.

                                                                         FIRST QUARTER
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                            $16,984           $14,070
Effect of credit card securitization activity                          519               588
                                                               -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                          17,503            14,658
                                                               -----------------------------------
Total operating expenses                                             8,326             7,321
Restructuring-related items                                            (20)              130
                                                               -----------------------------------
ADJUSTED OPERATING EXPENSES                                          8,306             7,451
                                                               -----------------------------------
OPERATING MARGIN                                                     9,197             7,207
                                                               -----------------------------------
Provisions for benefits, claims, and credit losses                   3,002             2,777
Effect of credit card securitization activity                          519               588
                                                               -----------------------------------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES          3,521             3,365
                                                               -----------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                5,676             3,842
Taxes on core income                                                 2,019             1,367
Minority interest, net of income taxes                                  55                60
                                                               -----------------------------------
CORE INCOME                                                          3,602             2,415
Restructuring-related items, after-tax                                 (12)               74
                                                               -----------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                3,590             2,489
Cumulative effect of accounting changes                                  -              (127)
                                                               -----------------------------------
NET INCOME                                                         $ 3,590          $  2,362
--------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Citigroup reported core income of $3.602 billion or $1.04 per diluted common share in the 2000 first quarter, up 49% and 51%, respectively, from $2.415 billion or $0.69 in the 1999 first quarter. Core income in the 2000 first quarter excluded a charge of $12 million for after-tax restructuring-related items. Core income in the 1999 first quarter excluded a credit of $74 million for after-tax restructuring-related items, and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Note 2 of Notes to the Consolidated Financial Statements. Net income for the quarter was $3.590 billion or $1.04 per diluted share, up 52% and 53%, respectively, from $2.362 billion or $0.68 for the year-ago quarter.
Core income return on common equity was 29.9% compared to 23.6% a year ago.

The Global Corporate and Investment Bank core income in the 2000 first quarter improved $483 million or 36% reflecting strong growth in all businesses, and was led by Salomon Smith Barney (SSB), up $309 million or 48%, Emerging Markets, up $72 million or 22%, Commercial Lines, up $51 million or 27 %, and Global Relationship Banking (GRB), up $51 million or 26%. Global Consumer increased $226 million or 23% reflecting growth in virtually all businesses, particularly in the International businesses where core income grew $121 million or 57% from the 1999 first quarter, marked by strong performance in Asia Pacific and Europe, Middle East and Africa, as well as improvements in Latin America. Banking/Lending core income increased $130 million or 27% reflecting the continued strong performance of Citibanking North America, CitiFinancial and Cards. Insurance improved $41 million or 12%, led primarily by Travelers Life and Annuity, up $40 million or 27% reflecting business volume growth and strong investment income. The increase in Global Consumer core income was partially offset by e-Citi, reflecting charges related to the termination of certain contracts and other initiatives. Global Investment Management and Private Banking grew $35 million or 26%, as revenue growth outpaced increased business development expenses and higher credit costs. Investment Activities core income was up $544 million from the year-ago quarter, primarily reflecting strong venture capital results.

Adjusted revenues, net of interest expense, of $17.5 billion in the 2000 first quarter were up $2.8 billion or 19% from the 1999 first quarter. Global Corporate and Investment Bank revenues of $8.2 billion in the quarter were up $1.1 billion or 15% from a year ago, led by an increase of $845 million or 25% in SSB that was driven by volume-related growth in commissions, investment banking fees and fee-based Private Client revenues. Additionally, Emerging Markets was up $97 million or 8% reflecting broad-based growth in transaction services and loan products and GRB was up $78 million or 7%, primarily due to growth in equity derivatives, transaction services and structured products. Commercial Lines revenues grew $34 million or 2% as higher net investment income and favorable pricing were offset by continued selective underwriting. Global Consumer revenues were up $807 million or 12% in the 2000 first quarter to $7.6 billion, led by Insurance, up $323 million or 15%, with Travelers Life and Annuity up $239 million or 31%, reflecting double digit volume growth in annuities and higher net investment revenues. International was up $252 million or 16%, reflecting higher business volumes, including strong growth in investment product sales, and the effect of recent acquisitions. Banking/Lending revenues grew $225 million or 7%, led by CitiFinancial, up $101 million or 28%, primarily due to recent acquisitions and strong growth in receivables, and Citibanking North America, up $71 million or 14% reflecting higher deposit spreads, volumes and fees, and investment product sales, and was partially offset by lower loan revenues. Global Investment Management and Private Banking revenues of $790 million in the 2000 first quarter were up $161 million or 26% from the 1999 first quarter, primarily from growth in both assets and client business volumes under management. Adjusted revenues in Investment Activities increased $862 million from the 1999 first quarter, primarily reflecting increases in venture capital results and corporate and insurance-related investments, and were partially offset by losses in insurance-related investments from repositioning activities and writedowns in the refinancing portfolio.

Net interest revenue as calculated from the Consolidated Statement of Income was $5.2 billion in the 2000 first quarter, up $327 million or 7% from the comparable 1999 period, reflecting business volume growth in most markets. Net interest revenue, adjusted for the effect of credit card securitization of $6.2 billion, was up $262 million or 4% from 1999. Adjusted commissions, asset management and administration fees, and other fee revenues of $5.3 billion were up $1.5 billion or 39%, primarily as a result of volume-related growth in customer trading activities, assets under fee-based management, and investment banking fees. Insurance premiums of $2.7 billion were up $191 million or 8%, reflecting particularly strong growth in Travelers Life and Annuity. Principal transactions revenues of $1.7 billion were down $47 million or 3% from a year ago, as a decline in global fixed income was partially offset by an increase in global equities. Realized (losses) gains from sales of investments were down $222 million to ($169) million in the quarter, primarily reflecting writedowns and the repositioning of the Insurance portfolio, partially offset by realized gains. Other income as shown in the Consolidated Statement of Income of $2.3 billion increased $1.2 billion from 1999, primarily reflecting higher venture capital results.

Adjusted operating expenses of $8.3 billion for the 2000 first quarter, which exclude restructuring-related items, were up $855 million or 11% from the comparable 1999 period. Global Consumer expenses increased 10% from the 1999 first quarter, reflecting acquisitions in various businesses, charges related to the termination of certain contracts and initiatives at e-Citi, an increase in sales-related expenses, and higher business volume and expansion initiatives, partially offset by a decrease in fixed expenses from cost-reduction programs. Global Corporate and Investment Bank expenses were up 7% from the 1999 first quarter, primarily attributable to production-related expenses at SSB, and was partially offset by lower year 2000 and European Economic Monetary Union (EMU) expenses in the GRB. Global Investment Management and Private Banking expenses increased 22% from the year-ago quarter, primarily reflecting higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. Corporate/Other expenses increased $188 million or 122% from the 1999 first quarter, primarily reflecting a $108 million pretax expense (which had minimal impact on Citigroup's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to the Company's Foundation and higher technology expenses, and was partially offset by lower corporate staff costs.

Adjusted provisions for benefits, claims, and credit losses were $3.5 billion in the 2000 first quarter, up $156 million from the 1999 first quarter. Policyholder benefits and claims increased 10% from the 1999 first quarter to $2.3 billion in the 2000 first quarter, primarily as a result of increased volume at Travelers Life and Annuity, and the adjusted provision for credit losses decreased 4% from a year ago. Global Consumer adjusted provisions for benefits, claims and credit losses of $2.5 billion were up 7% from the 1999 first quarter. Managed net credit losses were $1.150 billion and the related loss ratio was 2.30% in the 2000 first quarter, down from $1.162 billion and 2.36% in the preceding quarter and $1.165 billion and 2.61% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.87% from 1.91% at December 31, 1999 and 2.09% a year ago. Global Corporate and Investment Bank provisions for benefits, claims, and credit losses of $963 million in the 2000 quarter decreased 1%. Compared to the 1999 first quarter, Emerging Markets provision for credit losses improved in Asia and Commercial Lines experienced favorable prior year loss development and lower weather-related catastrophes, while GRB credit losses increased in North America.

Total capital (Tier 1 and Tier 2) was $62.5 billion or 12.47% of net risk-adjusted assets, and Tier 1 capital was $49.0 billion or 9.78% at March 31, 2000, compared to $60.8 billion or 12.33% and $47.6 billion or 9.65%, respectively, at December 31, 1999.

GLOBAL CONSUMER

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $7,116            $6,240             14
Effect of credit card securitization activity                          519               588            (12)
                                                               -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           7,635             6,828             12
Adjusted operating expenses (2)                                      3,181             2,881             10
Provisions for benefits, claims, and credit losses                   2,019             1,786             13
Effect of credit card securitization activity                          519               588            (12)
                                                               -----------------------------------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES          2,538             2,374              7
                                                               -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                       1,916             1,573             22
Income taxes                                                           691               571             21
Minority interest, after-tax                                            18                21            (14)
                                                               -----------------------------------
CORE INCOME                                                          1,207               981             23
Restructuring-related items, after-tax                                   4                38            (89)
                                                               -----------------------------------
NET INCOME                                                          $1,203            $  943             28
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.

--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, investment and personal insurance products and services, including credit and charge cards, to customers around the world -- reported core income of $1.207 billion in the 2000 first quarter, up $226 million or 23% from 1999, reflecting growth in virtually all businesses, particularly in the International businesses where core income grew $121 million or 57% marked by strong performance in Asia Pacific and Europe, Middle East & Africa, as well as improvements in Latin America. Banking/Lending core income in the 2000 first quarter increased $130 million or 27% from a year ago reflecting the continued strong performance of Citibanking, CitiFinancial, and Cards. In the Insurance segment, core income grew $41 million or 12% from a year ago. Net losses in e-Citi in the 2000 first quarter increased $58 million reflecting charges related to the termination of certain contracts and other initiatives. Net income of $1.203 billion in the 2000 first quarter and $943 million in the 1999 first quarter included restructuring-related items of $4 million ($6 million pretax) and $38 million ($61 million pretax), respectively.

BANKING/LENDING

CITIBANKING NORTH AMERICA

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $576              $505             14
Adjusted operating expenses (2)                                        335               357             (6)
Provision for credit losses                                              9                23            (61)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               232               125             86
Income taxes                                                            94                53             77
                                                               -----------------------------------
CORE INCOME                                                            138                72             92
Restructuring-related items, after-tax                                   -                14             NM
                                                               -----------------------------------
NET INCOME                                                            $138             $  58            138
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                 $9               $10            (10)
Return on assets                                                      6.17%             2.35%
--------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      6.17%             2.92%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
-------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $138 million in the 2000 first quarter, up $66 million or 92% from 1999 due to revenue growth, reduced expenses, and credit cost improvements. Net income of $58 million in the 1999 first quarter included restructuring-related items of $14 million ($22 million pretax).

As shown in the following table, Citibanking grew accounts and customer deposits from 1999. Loans declined from a year ago as loan repayments exceeded loan originations.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                 6.3               5.9              7
Average customer deposits                                            $43.5             $41.6              5
Average loans                                                          7.3               7.7             (5)
--------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $576 million in the 2000 first quarter increased $71 million or 14% from the first quarter of 1999 reflecting higher customer deposit spreads, volumes, and fees, and higher investment product sales, and was partially offset by lower loan revenues. Investment product fees and commissions increased by 54% from the 1999 first quarter. Adjusted operating expenses in the 2000 first quarter declined $22 million or 6% from a year ago, reflecting reduced fixed expenses and lower marketing costs.

The provision for credit losses declined to $9 million in the 2000 first quarter from $23 million in the 1999 first quarter. The net credit loss ratio of 0.96% in the 2000 first quarter declined from 1.23% in the 1999 fourth quarter and 1.27% a year ago. Loans delinquent 90 days or more of $48 million or 0.66% of loans at March 31, 2000 declined from $55 million or 0.75% at December 31, 1999 and $103 million or 1.34% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

MORTGAGE BANKING

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $204              $171             19
Total operating expenses                                                88                59             49
Provision for credit losses                                              5                 3             67
                                                               -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              111               109              2
Income taxes                                                            43                43              -
Minority interest, after-tax                                             5                 5              -
                                                               -----------------------------------
NET INCOME                                                           $  63             $  61              3
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $33               $28             18
Return on assets                                                      0.77%             0.88%
--------------------------------------------------------------------------------------------------------------------

(1) Reclassified to conform to the current period's presentation.
-------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $63 million in the 2000 first quarter, up $2 million or 3% from 1999, reflecting the effect of the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One) and growth in student loans. Excluding Source One, mortgage income declined slightly from the prior year reflecting the effect of rising interest rates on the volume and mix of originations.

As shown in the following table, accounts and loans increased in the 2000 first quarter reflecting growth in student loans and the effect of the Source One acquisition. Mortgage originations declined as a result of the higher interest rate environment.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS) (1)                                            3.5               2.8              25
Average loans (1)                                                   $30.9             $26.6              16
Mortgage originations                                                 3.4               3.8             (11)
--------------------------------------------------------------------------------------------------------------------

(1)      Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $204 million in the 2000 first quarter grew $33 million or 19% from 1999, reflecting the Source One acquisition and growth in the student loan portfolio. Adjusted operating expenses increased $29 million or 49% from 1999, principally due to Source One.

The provision for credit losses of $5 million in the 2000 first quarter increased from $3 million in 1999. The net credit loss ratio of 0.14% in the 2000 first quarter declined from 0.15% in the 1999 fourth quarter and 0.20% a year ago, reflecting improvement in the mortgage portfolio. Loans delinquent 90 days or more were $719 million or 2.29% of loans at March 31, 2000 compared with $696 million or 2.31% at December 31, 1999 and $610 million or 2.29% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes and a statutory increase in the length of time Citigroup must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee, and was partially offset by an improvement in mortgage delinquencies.

CARDS

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,477            $1,388              6
Effect of credit card securitization activity                          519               588            (12)
                                                               -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           1,996             1,976              1
Total operating expenses                                               727               724              -
Adjusted provision for credit losses (2)                               799               818             (2)
                                                               -----------------------------------
INCOME BEFORE TAXES                                                    470               434              8
Income taxes                                                           173               158              9
                                                               -----------------------------------
NET INCOME                                                          $  297            $  276              8
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS) (3)                            $30               $29              3
Return on assets (4)                                                  3.98%             3.86%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Adjusted for the effect of credit card securitization.
(3) Adjusted for the effect of credit card securitization, managed average assets for Cards were $78 billion and $73 billion in the first quarters of 2000 and 1999, respectively.
(4) Adjusted for the effect of credit card securitization, the return on managed assets for Cards was 1.53% in the first quarter of both 2000 and 1999.
--------------------------------------------------------------------------------

Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported net income of $297 million in the 2000 first quarter, up $21 million or 8% from 1999, reflecting an increase in the U.S. bankcards business.

Risk adjusted margin is a measure of profitability that takes adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.13% declined 29 basis points from the 1999 first quarter reflecting lower spreads offset by credit improvement and an increase in non-interest revenues, primarily interchange fees.

                                                                         FIRST QUARTER
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                           $1.101            $1.067
Risk adjusted margin % (2)                                             6.13%             6.42%
--------------------------------------------------------------------------------------------------

(1)      Adjusted revenues less managed net credit losses.
(2)      Risk adjusted revenues as a percentage of average managed loans.
-------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.996 billion in the 2000 first quarter increased $20 million or 1% from 1999 as higher interchange fee revenues from sales volume growth and pricing changes were offset by lower spreads. Spread compression in the portfolio principally reflects higher funding costs due to increased interest rates, changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and a lag in repricing of card member accounts as interest rates rise. Spread compression may continue in 2000 as a result of a higher interest rate environment and continued competitive pressures. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 15% growth in sales volume and a 6% growth in receivables. Accounts declined 1% from the 1999 first quarter reflecting management initiatives that resulted in the closing of inactive and/or high-risk accounts.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                               40.8              41.4              (1)
Total sales                                                         $42.3             $36.8              15
End-of-period managed receivables                                    73.3              69.4               6
--------------------------------------------------------------------------------------------------------------------

The adjusted provision for credit losses was $799 million in the 2000 first quarter, down from $818 million in 1999. U.S. bankcards managed net credit losses in the 2000 first quarter were $782 million and the related loss ratio was 4.35%, down from $783 million and 4.43% in the 1999 fourth quarter and $784 million and 4.72% in the 1999 first quarter. U.S. bankcards managed loans delinquent 90 days or more were $1.058 billion or 1.45% of loans at March 31, 2000, compared with $1.061 billion or 1.44% at December 31, 1999 and $1.007 billion or 1.46% at March 31, 1999. The improvement in the net credit loss ratio from a year ago reflects stable industry-wide bankruptcy trends and credit risk management initiatives.

CITIFINANCIAL

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $462              $361             28
Adjusted operating expenses (2)                                        188               144             31
Provisions for benefits, claims and credit losses                       97               104             (7)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               177               113             57
Income taxes                                                            65                42             55
                                                               -----------------------------------
CORE INCOME                                                            112                71             58
Restructuring-related items, after-tax                                   -                 1             NM
                                                               -----------------------------------
NET INCOME                                                            $112             $  70             60
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $18               $14             29
Return on assets                                                      2.50%             2.03%
--------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      2.50%             2.06%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
--------------------------------------------------------------------------------

CitiFinancial - which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses - reported core income of $112 million in the 2000 first quarter up $41 million or 58% from 1999, reflecting the contribution from recent acquisitions, lower credit costs, and strong business volume growth.

As shown in the following table, receivables grew 24% from the 1999 first quarter due to higher volumes at CitiFinancial branches, cross selling of products through Primerica distribution channels and the effect of recent acquisitions. The average yield on receivables of 14.13% declined 25 basis points from the 1999 first quarter reflecting a shift in the portfolio mix toward lower-risk real estate loans that have lower yields. At March 31, 2000, the portfolio consisted of 58% real estate-secured loans, 34% personal loans, and 8% sales finance and other compared with 56%, 36%, and 8% in 1999, respectively.

                                                                         FIRST QUARTER
                                                               -----------------------------------    Increase/
                                                                     2000              1999           Decrease
--------------------------------------------------------------------------------------------------------------------
End-of-period receivables (IN BILLIONS)                              $16.0             $12.9             24%
Average yield %                                                      14.13%            14.38%           (25) bps
--------------------------------------------------------------------------------------------------------------------

(1)      Excludes $0.2 billion of loans held for sale in the 2000 first quarter.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $462 million in the 2000 first quarter increased $101 million or 28% from 1999 and expenses of $188 million in the 2000 first quarter grew $44 million or 31% from the 1999 first quarter, reflecting recent acquisitions and strong growth in receivables.

The provisions for benefits, claims and credit losses were $97 million in the 2000 first quarter, down from $104 million in 1999. The net credit loss ratio was 1.92% in the 2000 first quarter, down from 2.19% in the 1999 fourth quarter and 2.38% a year ago. The 2000 first quarter net credit loss ratio included a benefit of approximately 27 basis points related to a change in write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $216 million or 1.33% of loans at March 31, 2000, compared with $203 million or 1.31% at December 31, 1999 and $183 million or 1.42% a year ago.

INSURANCE

TRAVELERS LIFE AND ANNUITY

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,010              $771             31
Provision for benefits and claims                                      603               442             36
Total operating expenses                                               126               107             18
                                                               -----------------------------------
INCOME BEFORE TAXES                                                    281               222             27
Income taxes                                                            94                75             25
                                                               -----------------------------------
NET INCOME (1)                                                        $187              $147             27
--------------------------------------------------------------------------------------------------------------------

(1)      Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity and individual life insurance -- reported net income of $187 million in the 2000 first quarter, up from $147 million in the comparable period of 1999. The improvement in 2000 reflects increased business volume and particularly strong investment income versus the prior year period. During the first quarter of 2000, this business achieved double-digit business volume growth in annuity account balances and direct periodic life premiums versus the prior year first quarter reflecting both greater popularity of retirement savings and estate planning products and strong momentum from cross-selling initiatives.

The cross-selling initiative of Travelers Life and Annuity products through the Primerica Financial Services (Primerica), Citibank, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through The Copeland Companies (Copeland), and a nationwide network of independent agents and strong group sales through various intermediaries reflects the ongoing effort to build market share by strengthening relationships in key distribution channels.

On April 17, 2000 the Company announced that it had agreed to sell 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and will take the form of an indemnity reinsurance arrangement. The transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2000.

The following table shows net written premiums and deposits by product line:

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
   Fixed                                                           $   294           $   194             51
   Variable                                                          1,245               976             28
   Individual Payout                                                    20                20              -
GICS AND OTHER GROUP ANNUITIES                                       1,457             1,860            (22)
INDIVIDUAL LIFE INSURANCE

   Direct periodic premiums and deposits                               117                85             38
   Single premium deposits                                              18                16             13
   Reinsurance                                                         (19)              (17)            12
INDIVIDUAL LONG-TERM CARE INSURANCE                                     59                53             11
                                                               -----------------------------------
                                                                    $3,191            $3,187              -
--------------------------------------------------------------------------------------------------------------------

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Increased individual annuities sales, combined with favorable market returns from variable annuities, drove account balances to $29.6 billion at March 31, 2000, up 31% from $22.6 billion at March 31, 1999. Net written premiums and deposits for individual annuities increased 31% in the first quarter of 2000 to $1.56 billion from $1.19 billion in the comparable period of 1999. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Primerica and Copeland's penetration of the small company segment of the 401(k) market, as well as strong core agent production.

Group annuity account balances and benefit reserves reached $15.6 billion at March 31, 2000, up 12% from $13.9 billion at the end of the 1999 first quarter. The group annuity businesses experienced continued strong sales momentum in guaranteed investment contracts, employer sponsored group plans and cross-selling structured settlement annuities through Travelers Property Casualty Corp. (TAP). Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.46 billion in the first quarter of 2000, compared to $1.86 billion in the comparable period of 1999.

Direct periodic premiums and deposits for individual life insurance of $117 million in the first quarter of 2000 were 38% ahead of the $85 million for the comparable period of 1999 reflecting strong core agency results and the introduction in the fourth quarter of 1999 of a new corporate owned life insurance product. Life insurance in force was $61.7 billion at March 31, 2000, up from $60.6 billion at year-end 1999 and $56.6 billion at March 31, 1999.

PRIMERICA FINANCIAL SERVICES

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $472              $432              9
Provision for benefits and claims                                      125               120              4
Total operating expenses                                               162               142             14
                                                               -----------------------------------
INCOME BEFORE TAXES                                                    185               170              9
Income taxes                                                            66                60             10
                                                               -----------------------------------
NET INCOME (1)                                                        $119              $110              8
--------------------------------------------------------------------------------------------------------------------

(1)      Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans and Travelers Insurance Company annuity products -- reported net income of $119 million in the 2000 first quarter, up from $110 million in the comparable period of 1999. The improvement in 2000 reflects strong mutual fund sales and net investment income and was partially offset by increased infrastructure investment including international expansion scheduled for later in the year. Increases in total production and cross- selling initiatives were achieved during the 2000 first quarter. Earned premiums, net of reinsurance, were $271 million in the 2000 first quarter, up from $267 million in the comparable period of 1999.

Total face amount of issued term life insurance was $15.0 billion in the 2000 first quarter, compared to $13.6 billion in the prior year period. Life insurance in force reached $397.8 billion at March 31, 2000 up from $394.9 billion at year-end 1999 and $386.3 billion at March 31, 1999, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through more than 100,000 independent representatives. During the first quarter of 2000, 111,000 FNA's were submitted. Primerica sales of Travelers variable annuities continued to show momentum, reaching net written premiums and deposits of $250 million in the 2000 first quarter, up from $223 million in the prior year period. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial, respectively, was $492 million in the 2000 first quarter, up 17% from the comparable period last year. Mutual fund sales were $1.19 billion for the 2000 first quarter, 52% ahead of last year's first quarter. During the 2000 first quarter, proprietary mutual funds accounted for 48% of Primerica's U.S. sales and 39% of total sales.

PERSONAL LINES

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,027              $983              4
Claims and claim adjustment expenses                                   654               594             10
Total operating expenses                                               248               246              1
                                                               -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              125               143            (13)
Income taxes                                                            37                44            (16)
Minority interest, after-tax (1)                                        13                16            (19)
                                                               -----------------------------------
NET INCOME (2)                                                     $    75             $  83            (10)
--------------------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Consolidated Financial Statements.
(2)      Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported net income of $75 million in the first quarter of 2000 compared to $83 million in the prior year period. The 2000 first quarter results reflect higher catastrophe losses and lower favorable prior-year reserve development, offset in part by increased net investment income.

The following table shows net written premiums by product line:

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Personal automobile                                                   $583              $619             (6)
Homeowners and other                                                   307               364            (16)
                                                               -----------------------------------
Total net written premiums                                            $890              $983            (10)
--------------------------------------------------------------------------------------------------------------------

Personal Lines net written premiums for the 2000 first quarter were $890 million compared to $983 million in the comparable period of 1999. Net written premiums in the 1999 first quarter included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners' premiums written by independent agents by $72 million. The decrease in net written premiums in the 2000 first quarter compared to the 1999 first quarter, excluding the reinsurance adjustment, primarily reflects the curtailment of the sale of the TRAVELERS SECURE(R) auto and homeowners products, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management offset in part by growth in affinity group marketing.

Catastrophe losses, net of taxes and reinsurance, were $30 million in the 2000 first quarter, up from $8 million in the comparable period of 1999. Catastrophe losses in 2000 were primarily due to hailstorms in Louisiana and Texas. Catastrophe losses in 1999 were due to a wind and ice storm in the Midwest and the Northeast.

Statutory and generally accepted accounting principles (GAAP) combined ratios (before allocation of corporate expenses) for Personal Lines were as follows:

                                                                         FIRST QUARTER
                                                               -----------------------------------
                                                                     2000              1999
--------------------------------------------------------------------------------------------------
STATUTORY
Loss and LAE ratio (1)                                                72.1%             66.6%
Underwriting expense ratio                                            27.0%             27.4%
Combined ratio                                                        99.1%             94.0%
GAAP
Loss and LAE ratio (1)                                                71.9%             66.6%
Underwriting expense ratio                                            27.7%             24.8%
Combined ratio                                                        99.6%             91.4%
--------------------------------------------------------------------------------------------------

(1)      LAE represents loss adjustment expenses.
--------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first quarter of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first quarter of 1999 would have been 93.2% and 93.4%, respectively. The increase in the statutory and GAAP combined ratios for the first quarter of 2000 compared to the statutory and GAAP combined ratios (excluding the premium adjustment) for the first quarter of 1999 was primarily due to higher catastrophe losses and lower favorable prior-year reserve development.

INTERNATIONAL CONSUMER

EUROPE, MIDDLE EAST & AFRICA

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $593              $561              6
Adjusted operating expenses (2)                                        362               374             (3)
Provisions for benefits, claims and credit losses                       74                80             (8)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               157               107             47
Income taxes                                                            58                40             45
                                                               -----------------------------------
CORE INCOME                                                             99                67             48
Restructuring-related items, after-tax                                   -                 6             NM
                                                               -----------------------------------
NET INCOME                                                           $  99             $  61             62
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $22               $22              -
Return on assets                                                      1.81%             1.12%
--------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      1.81%             1.24%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $99 million in the 2000 first quarter, up $32 million or 48% from 1999, reflecting growth across the region, particularly in Germany and India. Net income of $61 million in the 1999 first quarter included restructuring-related items of $6 million ($10 million pretax).

The net effects of foreign currency translation reduced core income by approximately $12 million from the 1999 first quarter and reduced revenue and expense growth by approximately 12% and 10%, respectively.

As shown in the following table, EMEA reported 8% account growth from a year ago primarily reflecting loan growth, including credit cards. However, loans and customer deposits were reduced by the effect of foreign currency translation.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                11.4              10.6              8
Average customer deposits                                            $16.5             $17.6             (6)
Average loans                                                         16.8              16.7              1
--------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $593 million in the 2000 first quarter grew $32 million or 6% from 1999, reflecting loan growth, higher investment product fees, and improved deposit spreads. Adjusted operating expenses of $362 million in the 2000 first quarter were down $12 million or 3% from 1999 as costs associated with higher business volumes and franchise growth in Central and Eastern Europe were more than offset by the effect of foreign currency translation.

The provisions for benefits, claims and credit losses were $74 million in the 2000 first quarter, down from $80 million in 1999. The net credit loss ratio was 1.70% in the 2000 first quarter, compared with 1.56% in the 1999 fourth quarter and 1.81% a year ago. Loans delinquent 90 days or more were $875 million or 5.26% of loans at March 31, 2000, down from $914 million or 5.33% at December 31, 1999 and $893 million or 5.40% a year ago.

ASIA PACIFIC

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $683              $519             32
Adjusted operating expenses (2)                                        338               268             26
Provisions for benefits, claims, and credit losses                      79                88            (10)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               266               163             63
Income taxes                                                           100                62             61
                                                               -----------------------------------
CORE INCOME                                                            166               101             64
Restructuring-related items, after-tax                                   3                 7            (57)
                                                               -----------------------------------
NET INCOME                                                            $163              $ 94             73
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $33               $29             14
Return on assets                                                      1.99%             1.31%
--------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      2.02%             1.41%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $166 million in the 2000 first quarter, up $65 million or 64% from 1999, reflecting business growth across the region. Net income of $163 million in the 2000 first quarter and $94 million in the 1999 first quarter included restructuring-related items of $3 million ($4 million pretax) and $7 million ($11 million pretax), respectively.

During the 2000 first quarter, Citibank acquired the Diners Club franchise in Japan which added approximately $0.5 billion in receivables and 0.6 million accounts.

As shown in the following table, Asia Pacific experienced double-digit growth in accounts, customer deposits, and loans when compared to the 1999 first quarter, reflecting significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                               10.0               8.1              23
Average customer deposits                                           $46.4             $39.9              16
Average loans                                                        25.1              22.1              14
--------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $683 million in the 2000 first quarter, increased $164 million or 32% from 1999, reflecting higher investment product sales, growth in customer deposits and loans, and improved spreads. Adjusted operating expenses in the 2000 first quarter were up $70 million or 26% from the 1999 first quarter, reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing. Revenue and expense increases also reflect the acquisition of Diners Club Japan in the 2000 first quarter.

The provisions for benefits, claims and credit losses were $79 million in the 2000 first quarter, down from $88 million in 1999. The net credit loss ratio was 1.19% in the quarter, up slightly from 1.15% in the 1999 fourth quarter, but down from 1.43% in the 1999 first quarter. Loans delinquent 90 days or more were $443 million or 1.73% of loans at March 31, 2000, down from $453 million or 1.80% at December 31, 1999 and $513 million or 2.31% at March 31, 1999. The decline in the provision, the net credit loss ratio, and delinquencies from a year ago reflects economic stabilization across the region; however, both net credit losses and delinquencies increased in Taiwan due to the effects of the earthquake in September 1999.

LATIN AMERICA

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $520              $464             12
Adjusted operating expenses (2)                                        323               292             11
Provision for credit losses                                             90               101            (11)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               107                71             51
Income taxes                                                            37                25             48
                                                               -----------------------------------
CORE INCOME                                                             70                46             52
Restructuring-related items, after-tax                                   1                10            (90)
                                                               -----------------------------------
NET INCOME                                                            $ 69              $ 36             92
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $14               $14              -
Return on assets                                                      1.98%             1.04%
--------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      2.01%             1.33%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.

--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $70 million in the 2000 first quarter, up $24 million or 52% from 1999, reflecting an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, a gain related to the sale of an auto loan portfolio in Puerto Rico, and higher spreads and business volumes in certain countries. Net income of $69 million in the 2000 first quarter and $36 million in the 1999 first quarter included restructuring-related items of $1 million ($2 million pretax) and $10 million ($16 million pretax), respectively.

As shown in the following table, Latin America experienced account and customer deposit growth, including the effect of acquisitions. Average loans declined 3% from a year ago reflecting the auto loan portfolio sale in Puerto Rico and credit risk management initiatives.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                9.2               8.0              15
Average customer deposits                                           $13.7             $12.8               7
Average loans                                                         7.6               7.8              (3)
--------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $520 million in the 2000 first quarter were up $56 million or 12% from 1999, reflecting acquisitions in the region, the gain related to the sale of the auto loan portfolio in Puerto Rico, increased earnings from Credicard, and higher spreads and volume growth in certain countries. Adjusted operating expenses in the 2000 first quarter grew $31 million or 11% from a year ago, reflecting acquisitions in the region and costs associated with business strategy changes in certain countries.

The provision for credit losses was $90 million in the 2000 first quarter, down from $101 million in 1999. Net credit losses in the 2000 first quarter were $90 million and the related loss ratio was 4.77%, compared with $94 million and 4.71% in the 1999 fourth quarter and $91 million and 4.74% a year ago. Loans delinquent 90 days or more of $333 million or 4.58% of loans at March 31, 2000 increased from $320 million or 4.10% at December 31, 1999 and $292 million or 3.75% at March 31, 1999 reflecting economic conditions in the region and the effect of recent acquisitions. The increase in the delinquency ratio also reflects a change in portfolio mix resulting from the sale of the auto loan portfolio in Puerto Rico.

E-CITI

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $  82             $  54             52
Total operating expenses                                               231               112            106
Provision for credit losses                                              3                 1            200
                                                               -----------------------------------
LOSS BEFORE TAX BENEFITS                                              (152)              (59)          (158)
Income tax benefits                                                    (59)              (24)          (146)
                                                               -----------------------------------
NET LOSS                                                            ($  93)           ($  35)          (166)
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.

--------------------------------------------------------------------------------

e-Citi -- the business responsible for developing and implementing the Company's Internet financial services products and e-commerce solutions -- reported net losses of $93 million in the 2000 first quarter, up from $35 million a year ago, reflecting charges related to the termination of certain contracts and other initiatives and continued investment in Internet financial services as well as other e-commerce solutions.

Revenues, net of interest expense, were $82 million in the 2000 first quarter, up from $54 million in 1999, reflecting business volume increases in established electronic banking services and gains recognized on certain investments. Total operating expenses of $231 million in the 2000 first quarter increased from $112 million in 1999, reflecting contract and other initiative termination-related charges, continued investment in new products and services, and volume increases associated with established electronic banking services.

In the 2000 second quarter, Citigroup announced the creation of new "e" business units to complement e-Citi and to focus its efforts on key priorities. e-Citi will continue to function as a center of excellence and expertise on the Internet and will continue to serve as an incubator of new products and businesses and a center of strategic investments in Internet and related technology companies. Consumer Internet efforts will be combined to create e-Consumer, which will focus on providing Internet payment solutions and financial services offerings across all consumer businesses, including banking, insurance, mortgages, student loans, other loan products and discount brokerage services. Corporate Internet efforts will be combined to create e-Business, formed by integrating the business to business activities of the Corporate Bank and e-Citi, and will focus on providing a comprehensive set of Internet solutions for corporate clients, including the development of business to business exchanges.

OTHER CONSUMER

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $10               $31              (68)
Total operating expenses                                               53                56               (5)
                                                               -----------------------------------
LOSS BEFORE TAX BENEFITS                                              (43)              (25)             (72)
Income tax benefits                                                   (17)               (7)            (143)
                                                               -----------------------------------
NET LOSS                                                             ($26)             ($18)             (44)
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $26 million in the 2000 first quarter, up from $18 million a year ago. The increase in the net loss compared to a year ago reflects costs associated with the termination of certain global distribution initiatives and lower treasury earnings, offset by reduced staff levels and lower marketing costs.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                      TOTAL                                           AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)         LOANS            NET CREDIT LOSSES(1)
                                   -------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             MAR. 31,    MAR. 31,     Dec. 31,    Mar. 31,    1ST QTR.     1ST QTR.    4th Qtr.    1st Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2000        2000         1999        1999        2000         2000        1999        1999

------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.2      $   48      $   55       $  103      $  7.3      $   17       $   23      $   24
Ratio                                              0.66%       0.75%        1.34%                   0.96%        1.23%       1.27%
Mortgage Banking                       31.5         719         696          610        30.9          11           11          13
Ratio                                              2.29%       2.31%        2.29%                   0.14%        0.15%       0.20%
U.S. Bankcards                         73.0       1,058       1,061        1,007        72.3         782          783         784
Ratio                                              1.45%       1.44%        1.46%                   4.35%        4.43%       4.72%
Other North America Cards               2.4          29          30           35         2.0          16           21          20
Ratio                                              1.23%       1.38%        1.45%                   2.98%        3.87%       3.50%
CitiFinancial                          16.2         216         203          183        15.9          76           83          71
Ratio                                              1.33%       1.31%        1.42%                   1.92%        2.19%       2.38%
Europe, Middle East & Africa           16.6         875         914          893        16.8          71           67          75
Ratio                                              5.26%       5.33%        5.40%                   1.70%        1.56%       1.81%
Asia Pacific                           25.6         443         453          513        25.1          74           71          78
Ratio                                              1.73%       1.80%        2.31%                   1.19%        1.15%       1.43%
Latin America                           7.3         333         320          292         7.6          90           94          91
Ratio                                              4.58%       4.10%        3.75%                   4.77%        4.71%       4.74%
Citibank Private Bank (2)              23.4          87         120          191        22.4          10            7           8
Ratio                                              0.37%       0.54%        1.10%                   0.18%        0.13%       0.18%
Other                                   1.0           2           3            2         0.8           3            2           1
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                         204.2       3,810       3,855        3,829       201.1       1,150        1,162       1,165
RATIO                                              1.87%       1.91%        2.09%                   2.30%        2.36%       2.61%
------------------------------------------------------------------------------------------------------------------------------------
Securitized credit card               (48.0)       (702)       (725)        (688)      (48.2)       (499)        (537)       (556)
receivables
Loans held for sale                    (4.2)        (31)        (32)         (39)       (4.3)        (20)         (22)        (32)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                       $152.0      $3,077      $3,098       $3,102      $148.6      $  631       $  603      $  577
RATIO                                              2.02%       2.08%        2.37%                   1.71%        1.68%       1.78%
------------------------------------------------------------------------------------------------------------------------------------

(1)      The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)      Citibank Private Bank results are reported as part of the Global
         Investment Management and Private Banking segment.
-----------------------------------------------------------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                               END OF PERIOD                                AVERAGE
                                                      --------------------------------
                                                                                                --------------------------------
                                                      MAR. 31,   Dec. 31,  Mar. 31,              1ST QTR.  4th Qtr.   1st Qtr.
IN BILLIONS OF DOLLARS                                   2000      1999       1999                 2000      1999       1999
--------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                           $204.2     $202.2    $183.2               $201.1     $195.7    $180.8
Securitized credit card receivables                      (48.0)     (49.0)    (46.7)               (48.2)     (48.6)    (44.3)
Loans held for sale                                       (4.2)      (4.5)     (5.6)                (4.3)      (4.3)     (5.2)
                                                      --------------------------------          --------------------------------
CONSUMER LOANS                                          $152.0     $148.7    $130.9               $148.6     $142.8    $131.3
--------------------------------------------------------------------------------------------------------------------------------

Total delinquencies 90 days or more past due in the managed portfolio were $3.8 billion with a related delinquency ratio of 1.87% of loans at March 31, 2000, compared with $3.9 billion or 1.91% at December 31, 1999 and $3.8 billion or 2.09% at March 31, 1999. Total managed net credit losses in the 2000 first quarter were $1.2 billion and the related loss ratio was 2.30%, compared with $1.2 billion and 2.36% in the 1999 fourth quarter and $1.2 billion and 2.61% in the 1999 first quarter. For a discussion on trends by business, see business discussions on pages 3 - 13.

Citigroup's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at March 31, 2000, December 31, 1999, and March 31, 1999. The allowance as a percentage of loans on the balance sheet was 2.25% at March 31, 2000, down from 2.31% at December 31, 1999 and 2.56% at March 31, 1999 reflecting improved credit performance in certain portfolios and loan growth. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 2000 first quarter as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

GLOBAL CORPORATE AND INVESTMENT BANK

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $8,162            $7,108             15
Adjusted operating expenses (2)                                      4,273             4,005              7
Provisions for benefits, claims, and credit losses                     963               976             (1)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                       2,926             2,127             38
Income taxes                                                         1,042               733             42
Minority interest, after-tax                                            44                37             19
                                                               -----------------------------------
CORE INCOME                                                          1,840             1,357             36
Restructuring-related items, after-tax                                   -              (120)            NM
                                                               -----------------------------------
NET INCOME (3)                                                      $1,840            $1,477             25
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
(3)      The 1999 period excludes cumulative effect of accounting changes.
NM       Not meaningful

-------------------------------------------------------------------------------

The Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets in 100 countries and consists of Salomon Smith Barney (SSB), Emerging Markets, Global Relationship Banking (GRB) and the Commercial Lines business of TAP.

Global Corporate and Investment Bank reported core income of $1.840 billion in the 2000 first quarter, exhibiting growth of $483 million or 36% compared to the 1999 first quarter. The 2000 first quarter reflects core income growth from the 1999 first quarter of $309 million or 48% in SSB, $72 million or 22% in Emerging Markets, $51 million or 27% in Commercial Lines and $51 million or 26% in GRB.

SSB's core income growth was driven by strong revenue momentum in commissions, investment banking fees and other fee-based Private Client revenues. Emerging Markets core income growth was driven by broad-based growth in revenues from transaction services and loans along with improved credit. GRB's core income growth was a result of revenue growth in equity derivatives, transaction services and structured products combined with expense reductions, partially offset by higher net write-offs. Commercial Lines improvement reflects higher net investment income, an improving rate environment, favorable prior year reserve development and lower weather-related losses.

Net income in the 1999 first quarter included restructuring-related items of $120 million ($202 million pretax) consisting mainly of a release of the 1997 restructuring reserve that resulted from SSB's reassessment of space needs due to the Citicorp merger. See further discussion of the restructuring-related items in Note 7 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

SALOMON SMITH BARNEY

The following segment data includes the equity earnings of an investment in Nikko Securities but does not include the Asset Management division of Salomon Smith Barney, which is included in the SSB Citi Asset Management Group results.

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $4,186            $3,341             25
Adjusted operating expenses (1)                                      2,664             2,338             14
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                             1,522             1,003             52
Income taxes                                                           565               355             59
                                                               -----------------------------------
CORE INCOME                                                            957               648             48
Restructuring-related items, after-tax                                   -              (124)            NM
                                                               -----------------------------------
NET INCOME (2)                                                      $  957            $  772             24
--------------------------------------------------------------------------------------------------------------------

(1)      Excludes restructuring-related items.
(2)      The 1999 period excludes cumulative effect of accounting changes.
NM       Not meaningful
-------------------------------------------------------------------------------

Salomon Smith Barney reported core income in the 2000 first quarter of $957 million, up $309 million or 48% from the 1999 first quarter. Salomon Smith Barney's earnings reflect strong growth in commissions, investment banking fees and fee-based Private Client revenues. Total client assets in the Private Client business grew 26% from a year ago to $1.032 trillion while annualized gross production per Financial Consultant reached a record $598,000 in the first quarter of 2000. Included in the 1999 first quarter net income is a net after-tax restructuring credit of $124 million ($209 million pretax). See Note 7 of Notes to Consolidated Financial Statements for discussions of the restructuring-related items.

On May 1, 2000, the Company completed the approximately 1.36 billion British Pound ($2.2 billion) acquisition of the global investment banking business and related assets of Schroders PLC, including all corporate finance, financial markets and securities activities. The combined European operations of the Company will now be known as Schroder Salomon Smith Barney.

Revenues by category were as follows:

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Commissions                                                         $1,309           $   900             45
Investment banking                                                     905               655             38
Principal transactions                                                 860               974            (12)
Asset management and administration fees (1)                           499               377             32
Interest income, net (2)                                               373               370              1
Other income                                                           240                65            269
                                                               -----------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE (2)                         $4,186            $3,341             25
--------------------------------------------------------------------------------------------------------------------

(1) Excludes the revenues of the Asset Management division which are reported in the SSB Citi Asset Management results.

(2) Net of interest expense of $2.953 billion and $2.241 billion in 2000 and 1999, respectively.
--------------------------------------------------------------------------------

Revenues, net of interest expense, in the 2000 first quarter were $4.186 billion, a 25% improvement over the comparable 1999 period. Commissions increased 45% reflecting robust sales of listed and over-the-counter securities and mutual fund commissions. Investment banking revenues grew 38% reflecting an increase in equity underwriting. Principal transaction revenues were down primarily due to a decrease in global fixed income and commodities offset in part by an increase in global equities. The increase in other income primarily reflects the increase in ownership in Nikko Securities (see Note 1 of Notes to Consolidated Financial Statements) along with higher income from the Nikko SSB joint venture which began operations during the 1999 first quarter. The growth in asset management and administration fees, which include results from assets managed by the Financial Consultants as well as those managed externally by the Consulting Group, corresponds to the 29% growth in assets under fee-based management.

Total assets under fee-based management at March 31, were as follows:

                                                                           MARCH 31,                      %
                                                               -----------------------------------
IN BILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                               $ 31.7             $18.6             70
Consulting Group externally managed assets                            86.7              73.1             19
                                                               -----------------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT (1)                         $118.4             $91.7             29
--------------------------------------------------------------------------------------------------------------------

(1) Excludes the assets under management of the Asset Management division, which are reported in the SSB Citi Asset Management results.
--------------------------------------------------------------------------------

Adjusted operating expenses were $2.664 billion in the 2000 first quarter, up $326 million or 14% compared to the year-ago quarter. The growth reflects higher production-related compensation and other expenses resulting from increased revenues.

EMERGING MARKETS

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,240            $1,143              8
Adjusted operating expenses (2)                                        523               507              3
Provision for credit losses                                             84               115            (27)
                                                               -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                         633               521             21
Income taxes                                                           235               196             20
Minority interest, after-tax                                             2                 1            100
                                                               -----------------------------------
CORE INCOME                                                            396               324             22
Restructuring-related items, after-tax                                   -                 1             NM
                                                               -----------------------------------
NET INCOME                                                         $   396           $   323             23
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $83               $81              2
Return on assets                                                      1.92%             1.62%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful.
-------------------------------------------------------------------------------

Emerging Markets core income was $396 million in the first quarter of 2000, up $72 million or 22% from the 1999 first quarter. Return on assets was 1.92%, up from 1.62% in 1999.

Revenues, net of interest expense, were $1.240 billion in the 2000 first quarter, up $97 million or 8% from 1999, driven by strong growth across all regions in transaction services and loan products. Trading-related revenues declined in Latin America where exceptional results were reported in the 1999 first quarter. About 23% of the Emerging Markets revenue in the first quarter of 2000 was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 10% from the prior year period.

Adjusted operating expenses in the 2000 first quarter were well controlled with a 3% increase compared to the 1999 first quarter. For both periods presented, investment spending to gain market share in selected emerging market countries was essentially funded by savings from restructuring actions and other expense savings initiatives.

The provision for credit losses totaled $84 million in the 2000 first quarter, down $31 million from the 1999 first quarter. The decline primarily reflected lower net write-offs in Asia. Cash-basis loans were $1.066 billion at March 31, 2000, up $22 million from December 31, 1999, principally due to increases in Latin America partially offset by reductions in Asia and CEEMEA (Central and Eastern Europe, Middle East and Africa). Compared to a year ago, cash-basis loans were $29 million lower as declines in Asia were partially offset by increases in Latin America.

Average assets of $83 billion in the 2000 first quarter reflected growth of $2 billion compared to a year ago, primarily due to higher loans and trading assets.

GLOBAL RELATIONSHIP BANKING

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,168            $1,090              7
Adjusted operating expenses (2)                                        739               784             (6)
Provision (benefit) for credit losses                                   37                (4)            NM
                                                               -----------------------------------
CORE INCOME BEFORE TAXES                                               392               310             26
Income taxes                                                           145               114             27
                                                               -----------------------------------
CORE INCOME                                                            247               196             26
Restructuring-related items, after-tax                                   -                 3             NM
                                                               -----------------------------------
NET INCOME                                                         $   247           $   193             28
--------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                $84               $87             (3)
Return on assets                                                      1.18%             0.90%
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
-------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $247 million in the 2000 first quarter, up $51 million or 26% from the 1999 first quarter. Return on assets was 1.18%, up from 0.90% in 1999.

Revenues, net of interest expense, of $1.168 billion grew $78 million or 7% compared to 1999. The increase was driven by strong growth in equity derivatives, transaction services and structured products, partially offset by lower treasury and foreign exchange results.

Adjusted operating expenses were $739 million in the 2000 first quarter, down $45 million or 6% from a year ago. The decrease in expenses was due to lower year 2000 and EMU expenses combined with restructuring actions and business integration initiatives.

The provision for credit losses was $37 million in the current quarter compared to net benefits of $4 million in the 1999 first quarter. The increase in 2000 primarily reflects write-offs in the health care industry in North America. Cash-basis loans were $319 million at March 31, 2000, reflecting increases of $15 million from December 31, 1999 and $11 million from March 31, 1999. The Other Real Estate Owned portfolio was $141 million at March 31, 2000, down $15 million from December 31, 1999 and $71 million from March 31, 1999 due to decreases in the North America real estate portfolio.

Average assets of $84 billion in the first quarter of 2000 declined $3 billion from the 1999 period, primarily reflecting a decline in fixed income trading assets.

COMMERCIAL LINES

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,568            $1,534              2
Claims and claim adjustment expenses                                   842               865             (3)
Total operating expenses                                               347               376             (8)
                                                               -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              379               293             29
Income taxes                                                            97                68             43
Minority interest, after-tax (1)                                        42                36             17
                                                               -----------------------------------
NET INCOME (2) (3)                                                 $   240           $   189             27
--------------------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Consolidated Financial Statements.
(2)      The 1999 period excludes cumulative effect of accounting changes.
(3)      Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance related services through brokers and independent agencies -- reported net income, excluding the effect of accounting changes, of $240 million in the 2000 first quarter, up from $189 million in the comparable period of 1999. The 27% improvement in the 2000 first quarter over the 1999 first quarter reflects higher net investment income, rate increases achieved in prior quarters, favorable prior-year reserve development, lower weather-related losses and continued expense reductions. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

On April 10, 2000, the Company signed a definitive agreement with Reliance Group Holdings, Inc. (Reliance) for the $580 million purchase of the surety business of Reliance. The purchase has been approved by the Boards of Directors of Reliance, the Company and TAP, and is subject to approval by various regulatory authorities. The transaction is expected to close in the second quarter of 2000.

Net written premiums by market were as follows:

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000              1999            Change
--------------------------------------------------------------------------------------------------------------------
National Accounts                                                 $     92           $   150            (39)
Commercial Accounts                                                    487               444             10
Select Accounts                                                        387               372              4
Specialty Accounts                                                     181               148             22
                                                               -----------------------------------
TOTAL NET WRITTEN PREMIUMS                                          $1,147            $1,114              3
--------------------------------------------------------------------------------------------------------------------

Commercial Lines net written premiums in the 2000 first quarter totaled $1.147 billion, up slightly from $1.114 billion in the comparable period of 1999. The trend in written premiums for all lines continues to reflect the impact of an improving rate environment as evidenced by the favorable pricing on renewal business and an increase in new business premiums. Also contributing to the net written premium increase in Specialty Accounts was the impact of reinsurance activity. The net written premium decrease in National Accounts was primarily due to a shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation.

National Accounts new business was significantly higher in the 2000 first quarter than in the comparable period of 1999, reflecting the acquisition of several large accounts in 2000. National Accounts business retention ratio in the 2000 first quarter was virtually the same as that in the 1999 first quarter.

Commercial Accounts new business in the 2000 first quarter was significantly higher than in the 1999 first quarter, reflecting the increased market activity resulting from the pricing environment. Commercial Accounts business retention ratio in the 2000 first quarter was virtually the same as that in the 1999 first quarter. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

New premium business in Select Accounts was moderately higher in the 2000 first quarter than in the comparable period of 1999. New business was unusually low in the 1999 first quarter reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the 2000 first quarter was moderately lower than in the comparable period of 1999, reflecting a small increase in lost business due to the renewal price increases in 2000.

Statutory and GAAP combined ratios (before allocation of corporate expenses) for Commercial Lines were as follows:

                                                                         FIRST QUARTER
                                                               -----------------------------------
                                                                     2000              1999
--------------------------------------------------------------------------------------------------
STATUTORY
Loss and LAE ratio                                                   73.5%             76.2%
Underwriting expense ratio                                           27.9%             28.5%
Combined ratio before policyholder dividends                        101.4%            104.7%
Combined ratio                                                      102.3%            105.7%
GAAP
Loss and LAE ratio                                                   73.2%             75.8%
Underwriting expense ratio                                           27.3%             31.1%
Combined ratio before policyholder dividends                        100.5%            106.9%
Combined ratio                                                      101.4%            107.9%
--------------------------------------------------------------------------------------------------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The improvement in the 2000 first quarter statutory and GAAP combined ratios before policyholder dividends compared to the 1999 first quarter statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development, lower weather-related losses and continued expense reductions.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At March 31, 2000, approximately 21% of the net aggregate reserve (i.e., approximately $136 million) consisted of case reserve for resolved claims. The balance, approximately 79% of the net aggregate reserve (i.e., approximately $500 million), was carried in a bulk reserve and included incurred but not reported environmental claims for which specific claims have not been received.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At March 31, 2000, approximately 13% of the net aggregate reserve (i.e., approximately $107 million) was for pending asbestos claims. The balance, approximately 87% of the net aggregate reserve (i.e., approximately $724 million), represents incurred but not reported losses for which specific claims have not been received.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses (recoveries) for the three months ended:

                                                                   MAR. 31,          Dec. 31,         Mar. 31,
IN MILLIONS OF DOLLARS                                               2000              1999             1999
--------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Emerging Markets                                                 $1,066            $1,044           $1,095
   Global Relationship Banking                                         319               304              308
                                                               -----------------------------------------------------
Total Global Corporate Bank                                          1,385             1,348            1,403
Insurance and Investment Activities                                     70                55              232
                                                               -----------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS                                   $1,455            $1,403           $1,635
--------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES (RECOVERIES)
   Emerging Markets                                                 $   84              $ 99             $115
   Global Relationship Banking                                          37                 -               (4)
                                                               -----------------------------------------------------
TOTAL NET CREDIT LOSSES (RECOVERIES)                                  $121              $ 99            $ 111
--------------------------------------------------------------------------------------------------------------------

For a discussion of trends by business, see the business discussions on pages 17
- 18. The decrease in Insurance and Investment Activities cash-basis loans compared to a year ago reflected a transfer to other real estate owned during 1999.

Citigroup's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $3.2 billion at March 31, 2000 and December 31, 1999 compared to $3.3 billion at March 31, 1999. The decline in the allowance in 1999 primarily reflected an improved credit outlook in Emerging Markets.

                                                                   MAR. 31,          Dec. 31,         Mar. 31,
IN MILLIONS OF DOLLARS                                               2000              1999             1999
--------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                              $3,244            $3,244           $3,307
As a percentage of total commercial loans                             3.21%             3.40%            3.46%
--------------------------------------------------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $790              $629             26
Total operating expenses                                               487               398             22
Provision for credit losses                                             22                 8            175
                                                               -----------------------------------
INCOME BEFORE TAXES                                                    281               223             26
Income taxes                                                           109                86             27
                                                               -----------------------------------
NET INCOME                                                            $172              $137             26
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of the SSB Citi Asset Management Group and the Citibank Private Bank. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking net income of $172 million in the 2000 first quarter was up $35 million or 26% from a year ago. Revenues increased, driven by growth in both assets and client business volumes under management, and were partially offset by higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. The increase in the provision for credit losses related to a loan in EMEA.

SSB CITI ASSET MANAGEMENT GROUP

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                               $428              $355             21
Total operating expenses                                               276               223             24
                                                               -----------------------------------
INCOME BEFORE TAXES                                                    152               132             15
Income taxes                                                            62                52             19
                                                               -----------------------------------
NET INCOME                                                           $  90             $  80             13
--------------------------------------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT (IN BILLIONS OF DOLLARS) (2)                  $376              $338             11
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $29 billion in 2000 and 1999, respectively, for Citibank Private Bank clients.
--------------------------------------------------------------------------------

SSB Citi Asset Management Group is composed of the substantial resources that are available through its three primary asset management business platforms:
Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Asset Management. These businesses offer institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

Net income of $90 million in the 2000 first quarter was up $10 million, a 13% increase from the 1999 first quarter, as revenue growth driven by assets under management growth was partially offset by increased expenses from continued investments in sales and marketing activities.

Assets under management rose 11% from the year-ago quarter to $376 billion, as growth continued across all major product categories. Growth in private client separately managed accounts and equity funds was particularly strong, rising 26% and 22%, respectively, and was partially offset by declines in fixed income funds. Institutional client assets rose 7% to $151 billion aided by cross-selling efforts including $4 billion in client assets raised through the Global Corporate and Investment Bank channel. Sales of long-term mutual funds and managed account products through the SSB retail sales channel rose 22% to $4.7 billion, although market share declined to 29% as a result of a mix shift towards sector-based funds, which were introduced later in the 2000 first quarter. In addition, Primerica sold $465 million of U.S. mutual and money funds in the 2000 first quarter representing 48% of Primerica's sales. Global Consumer sold $684 million of mutual and money funds in Europe and $347 million in Japan (including through non-proprietary channels).

Revenues, net of interest expense, increased $73 million or 21% to $428 million in the 2000 first quarter, primarily reflecting the growth in assets under management and related revenues. Revenues are also higher from the Garante acquisition in the Retirement Services business in Mexico, which closed in February 2000.

Operating expenses increased $53 million or 24% from a year ago to $276 million in the 2000 first quarter, reflecting global business growth, including sales and marketing expansion to support distribution efforts through Citigroup and non-proprietary channels, and the Garante acquisition.

CITIBANK PRIVATE BANK

                                                                                  FIRST QUARTER                   %
                                                                        -----------------------------------
IN MILLIONS OF DOLLARS                                                        2000           1999 (1)           Change
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                        $362             $274              32
Total operating expenses                                                        211              175              21
Provision for credit losses                                                      22                8             175
                                                                        -----------------------------------
INCOME BEFORE TAXES                                                             129               91              42
Income taxes                                                                     47               34              38
                                                                        -----------------------------------
NET INCOME                                                                    $  82            $  57              44
----------------------------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                                         $23              $18              28
Return on assets                                                               1.43%            1.28%
----------------------------------------------------------------------------------------------------------------------------
 CLIENT BUSINESS VOLUMES UNDER MANAGEMENT (IN BILLIONS OF DOLLARS)             $144             $119              21
----------------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Citibank Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported 2000 first quarter net income of $82 million, up $25 million or 44% from the 1999 first quarter, reflecting strong performance across all geographic regions.

Client business volumes under management, which comprise loans, deposits, client assets under fee-based management, and custody accounts, were $144 billion at March 31, 2000, up 21% from $119 billion a year ago, reflecting growth in all regions. Business volumes grew in all product lines, led by the custody and lending businesses.

Total revenues, net of interest expense, were $362 million in the 2000 first quarter, up $88 million or 32% from 1999. Net interest and recurring fee-based revenues increased $30 million or 15% year over year, while transaction revenues, including placement fees on alternative investments, grew $47 million or 134%. The increase in revenues was led primarily by significant growth in the international region, up $69 million or 40%, as well as continued favorable trends in the U.S., up $19 million or 19%.

Total operating expenses of $211 million in 2000 were up $36 million or 21% from the year-ago quarter, driven by continued investment in front-end sales and service capabilities.

The provision for credit losses was $22 million for the 2000 first quarter, compared with $8 million in the 1999 first quarter. The increase related to a loan in EMEA. Net credit losses in the 2000 first quarter remained at a nominal level of 0.18% of average loans, compared with 0.13% and 0.18% for the 1999 fourth and first quarters, respectively. Loans 90 days or more past due were significantly lower at $87 million or 0.37% of loans at March 31, 2000, compared to $120 million or 0.54% at December 31, 1999 and $191 million or 1.10% at March 31, 1999.

CORPORATE/OTHER

                                                                         FIRST QUARTER                    %
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)          Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             ($  99)           ($  60)           (65)
Adjusted operating expenses (2)                                        342               154            122
(Credit) provision for benefits, claims, and credit losses              (2)                7             NM
                                                               -----------------------------------
LOSS BEFORE TAX BENEFITS                                              (439)             (221)           (99)
Income tax benefits                                                   (188)              (71)          (165)
                                                               -----------------------------------
LOSS                                                                  (251)             (150)           (67)
Restructuring-related items, after-tax                                   8                 8              -
                                                               -----------------------------------
NET LOSS                                                             ($259)            ($158)           (64)
--------------------------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
(2)      Excludes restructuring-related items.
NM       Not meaningful
-------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results and corporate staff and other corporate expenses. Net loss of $259 million in the 2000 first quarter increased $101 million or 64% over the prior year period, which reflected a $108 million pretax expense for the contribution of appreciated venture capital securities to the Company's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, which are reflected in Investment Activities. Results also reflect higher treasury costs and technology expenses, partially offset by decreases in corporate staff expenses as a result of headcount reductions in the second half of 1999.

INVESTMENT ACTIVITIES

                                                                         FIRST QUARTER
                                                               -----------------------------------
IN MILLIONS OF DOLLARS                                               2000            1999 (1)
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $1,015              $153
Total operating expenses                                                23                13
                                                               -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              992               140
Income taxes                                                           365                48
Minority interest, after-tax                                            (7)                2
                                                               -----------------------------------
NET INCOME                                                         $   634             $  90
--------------------------------------------------------------------------------------------------

(1)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense, of $1.0 billion for the 2000 first quarter increased $862 million from 1999, primarily reflecting an increase in venture capital results, and realized gains in corporate and insurance-related investments, reflecting strong equity markets. Partially offsetting the revenue increases were losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of global financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the impact of higher interest rates on spreads in the Cards business; a proposed rule that would govern the regulatory capital treatment of equity investments in nonfinancial companies and possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims.

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

The risk management process is described in detail in Citigroup's 1999 Annual Report and Form 10-K. As Citigroup's businesses become more closely integrated, it is expected that these management processes will also be more closely integrated.

Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios and Value-at-Risk, stress and scenario analyses which are applied to the trading portfolios.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of March 31, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of March 31, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 20 to 1,781 basis points, depending on the currency.

The following table illustrates that, as of March 31, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $144 million in the next twelve months, and approximately $98 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $78 million in the next twelve months, and approximately $224 million for the five-year period 2000-2005.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)

                                                                ASSUMING A U.S.                  ASSUMING A NON-U.S.
                                                              DOLLAR RATE MOVE OF              DOLLAR RATE MOVE OF (1)
                                                       ---------------------------------- ----------------------------------
                                                            TWO STANDARD DEVIATIONS          TWO STANDARD DEVIATIONS (2)
                                                       ---------------------------------- ----------------------------------
IN MILLIONS OF DOLLARS AT MARCH 31, 2000                   Increase         Decrease          Increase         Decrease
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Overnight to three months                                  ($ 56)            $  58            ($ 14)            $  14
Four to six months                                           (34)               38              (22)               22
Seven to twelve months                                       (54)               58              (42)               43
                                                       ----------------- ---------------- ----------------- ----------------
TOTAL OVERNIGHT TO TWELVE MONTHS                            (144)              154              (78)               79
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Year two                                                     (48)               48             (102)              103
Year three                                                    (1)               (3)             (31)               32
Year four                                                     44               (49)             (17)               17
Year five                                                     70               (80)             (23)               24
Effect of discounting                                        (19)               23               27               (28)
                                                       ----------------- ---------------- ----------------- ----------------
TOTAL                                                      ($ 98)            $  93            ($224)             $227
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

(1) Primarily results from Earnings-at-Risk in Hong Kong dollar and Singapore dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
-------------------------------------------------------------------------------

The table above also illustrates that Citicorp's U.S. dollar risk profile in the one- to three-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within three years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

CITICORP TWELVE MONTH EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)

                                                                U.S. DOLLAR                             NON-U.S. DOLLAR
                                                 ----------------------------------------------------------------------------------
                                                   MAR. 31,      Dec. 31,      Mar. 31,      MAR. 31,      Dec. 31,      Mar. 31,
IN MILLIONS OF DOLLARS                               2000          1999          1999          2000          1999          1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSUMING A TWO STANDARD DEVIATION RATE
Increase                                             $(144)        ($166)        ($129)         $(78)        ($119)        ($109)
Decrease                                               154           178           139            79           120           110
-----------------------------------------------------------------------------------------------------------------------------------

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                                U.S. DOLLAR                             NON-U.S. DOLLAR
                                                 ----------------------------------------------------------------------------------
                                                   MAR. 31,      Dec. 31,      Mar. 31,      MAR. 31,      Dec. 31,      Mar. 31,
IN MILLIONS OF DOLLARS                               2000          1999          1999          2000          1999          1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSUMING A TWO STANDARD DEVIATION RATE
Increase                                              ($20)         ($30)          (12)         ($89)        ($120)        ($127)
Decrease                                                31            42            17            90           121           127
-----------------------------------------------------------------------------------------------------------------------------------

During the first quarter of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $139 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first quarter of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

OTHER NON-TRADING PORTFOLIOS

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1999 Annual Report and Form 10-K. At March 31, 2000, there was no significant change to the risk profile as disclosed at year-end 1999.

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

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $24 million at March 31, 2000. Daily exposures at Citicorp averaged $23 million in the first quarter of 2000 and ranged from $17 million to $27 million. At Salomon Smith Barney, the aggregate pretax Value-at-Risk in the trading portfolios was $24 million at March 31, 2000. Quarterly exposures at Salomon Smith Barney averaged $24 million in the first quarter of 2000 and ranged from $20 million to $27 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of March 31, 2000 and December 31, 1999 along with the 2000 first quarter averages.

                                                                 CITICORP                             SALOMON SMITH BARNEY
                                                 ----------------------------------------------------------------------------------
                                                                   2000                                      2000
                                                                  First                                     First
                                                  MARCH 31,      Quarter       Dec. 31,     MARCH 31,      Quarter       Dec. 31,
IN MILLIONS OF DOLLARS                               2000        Average         1999          2000        Average         1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate                                          $17           $17           $15           $21           $23           $20
Foreign exchange                                        10            11            17             1             1             -
Equity                                                  12            11            11            11             5             6
All other (primarily commodity)                          2             2             2             7             6             8
Covariance adjustment                                  (17)          (18)          (21)          (16)          (11)          (11)
                                                 ----------------------------------------------------------------------------------
TOTAL                                                  $24           $23           $24           $24           $24           $23
-----------------------------------------------------------------------------------------------------------------------------------

The table below provides the distribution of Value-at-Risk during the first quarter of 2000.

                                                                  CITICORP                     SALOMON SMITH BARNEY
                                                      ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                      LOW              HIGH              LOW              HIGH
----------------------------------------------------------------------------------------------------------------------------
Interest rate                                               $15               $19              $19               $28
Foreign exchange                                              8                18                -                 3
Equity                                                        9                16                1                14
All other (primarily commodity)                               1                 3                5                 8
----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the Windows on Risk process described in the 1999 Annual Report and Form 10-K.

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at March 31, 2000 and December 31, 1999 include:

                                                                                         MARCH 31, 2000           December 31, 1999
------------------------------------------------------------------------------------------------------------   ---------------------
                                CROSS-BORDER CLAIMS ON THIRD PARTIES INVESTMENTS
                -----------------------------------------------------
                                                                       IN AND
                  TRADING AND     CROSS-                             FUNDING OF      TOTAL                      Total
IN BILLIONS OF     SHORT-TERM BORDER RESALE                             LOCAL    CROSS-BORDER  COMMITMENTS   Cross-Border  Commit-
 DOLLARS           CLAIMS (1)   AGREEMENTS    ALL OTHER     TOTAL    FRANCHISES  OUTSTANDINGS      (2)       Outstandings  ments(2)
------------------------------------------------------------------------------------------------------------ -----------------------
United Kingdom       $5.1         $10.2          $3.1       $18.4       $ -          $18.4        $15.0           $19.5       $15.5
Germany               6.8           3.6           0.7        11.1         2.7         13.8         12.2            10.9         3.7
Japan                 2.4           4.2           2.6         9.2         -            9.2          0.3             9.8         0.1
France                5.5           2.8           0.4         8.7         0.1          8.8          2.6             7.9         2.2
Netherlands           4.7           2.5           0.9         8.1         -            8.1          1.5             8.1         2.9
Italy                 4.8           1.0           0.3         6.1         1.6          7.7          1.3             7.1         0.4
Brazil                1.0           0.1           1.8         2.9         1.7          4.6          0.1             3.8         0.1
------------------------------------------------------------------------------------------------------------------------------------

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

Total cross-border outstandings for March 31, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amount to $9.2 billion for the United Kingdom, $20.2 billion for Germany, $10.5 billion for Japan, $8.1 billion for France, $6.2 billion for the Netherlands, $10.5 billion for Italy, and $6.3 billion for Brazil.

Total cross-border outstandings for December 31, 1999 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amounted to $8.7 billion for the United Kingdom, $14.9 billion for Germany, $10.5 billion for Japan, $7.7 billion for France, $5.0 billion for the Netherlands, $10.2 billion for Italy, and $4.9 billion for Brazil.

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

Citigroup, Citicorp, TAP, and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. TAP and TIC each maintains unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate or bids submitted by the banks. Each company pays its banks' commitment fees for its lines of credit.

Citicorp, Salomon Smith Barney, and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

CITIGROUP INC. (CITIGROUP)

Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At March 31, 2000, all of the facility was allocated to Citigroup. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $31.4 billion at March 31, 2000. Citigroup also has $300 million in 364-day facilities, which expire in the third quarter of 2000. At March 31, 2000, there were no borrowings outstanding under either of these facilities.

Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement. The 1999 ratios and components of capital have been restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko Securities Co., Ltd. into common stock. See Note 1 of Notes to Consolidated Financial Statements.

CITIGROUP RATIOS

                                               MAR. 31,          Dec. 31,
                                                 2000              1999

--------------------------------------------------------------------------------
Tier 1 capital                                    9.78%             9.65%
Total capital (Tier 1 and Tier 2)                12.47             12.33
Leverage (1)                                      6.73              6.80
Common stockholders' equity                       6.58              6.56
--------------------------------------------------------------------------------

(1)      Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the first quarter of 2000. Total capital (Tier 1 and Tier 2) amounted to $62.5 billion at March 31, 2000, representing 12.47% of net risk-adjusted assets. This compares to $60.8 billion and 12.33% at December 31, 1999. Tier 1 capital of $49.0 billion at March 31, 2000 represented 9.78% of net risk-adjusted assets, compared to $47.6 billion and 9.65% at December 31, 1999. Citigroup's leverage ratio was 6.73% at March 31, 2000 compared to 6.80% at December 31, 1999.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                   MAR. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                        $48,551           $46,965
Perpetual preferred stock                                            1,775             1,925
Mandatorily redeemable securities of subsidiary trusts               4,920             4,920
Minority interest (1)                                                1,524             1,501
Less: Net unrealized gains on securities available for sale(2)      (1,498)           (1,749)
Intangible assets:
   Goodwill                                                         (4,531)           (4,209)
   Other intangible assets                                          (1,655)           (1,655)
50% investment in certain subsidiaries (3)                            (113)             (107)
                                                               -----------------------------------
TOTAL TIER 1 CAPITAL                                                48,973            47,591
--------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses (4)                                      6,269             6,171
Qualifying debt (5)                                                  6,678             6,728
Unrealized marketable equity securities gains (2)                      680               400
Less: 50% investment in certain subsidiaries (3)                      (113)             (107)
                                                               -----------------------------------
TOTAL TIER 2 CAPITAL                                                13,514            13,192
                                                               -----------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                  $62,487           $60,783
--------------------------------------------------------------------------------------------------
NET RISK-ADJUSTED ASSETS (6)                                      $500,999          $493,141
--------------------------------------------------------------------------------------------------

(1) Primarily related to Travelers Property Casualty Corp. See Note 1 of Notes to Consolidated Financial Statements.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $28.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of March 31, 2000, compared to $32.8 billion as of December 31, 1999. Market risk-equivalent assets included in net risk-adjusted assets amounted to $41.2 billion at March 31, 2000, and $43.1 billion at December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $1.6 billion during the first quarter of 2000 to $48.6 billion at March 31, 2000, representing 6.58% of assets, compared to $47.0 billion and 6.56% at year-end 1999. The net increase in common stockholders' equity during the first quarter of 2000 principally reflected net income of $3.6 billion, partially offset by treasury stock acquired of $1.2 billion, issuance of shares pursuant to employee benefit plans and other activity of $0.2 billion and dividends declared on common and preferred stock of $0.6 billion. The increase in the common stockholders' equity ratio during the first quarter of 2000 reflected the above items, partially offset by the increase in total assets.

During the 2000 first quarter, Citigroup redeemed its Series T perpetual preferred stock for $150 million.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 2000 qualify as Tier 1 capital. The amount outstanding at March 31, 2000 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2000, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of equity investments in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital required for such investments by imposing a 50% capital requirement on merchant banking investments and certain similar investments, including investments made by venture capital subsidiaries. The Company cannot determine whether such proposed rule will be adopted but is in the process of assessing the impact of this proposed rule in its current form on regulatory capital ratios. If this proposed rule is adopted in a different form, the Company would need to reassess the rule's impact on regulatory capital ratios. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

Additionally, from time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CITICORP

Citicorp manages liquidity through a well-defined process described in the 1999 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 67% of its total funding at both March 31, 2000 and December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.7 billion during the first three months of 2000 to $27.7 billion at March 31, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 first quarter was $25.9 billion, down from $26.4 billion at 1999 year end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months of 2000 included $2.5 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2000, the scheduled amortization of certain credit card securitization transactions made available $1.1 billion of new receivables. In addition, $5.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $5.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $4.4 billion of the available $5.0 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Citicorp is subject to risk-based capital guidelines issued by the FRB.

CITICORP RATIOS

                                                                   MAR. 31,          Dec. 31,
                                                                     2000              1999
--------------------------------------------------------------------------------------------------
Tier 1 capital                                                        8.07%             8.11%
Total capital (Tier 1 and Tier 2)                                    12.00             12.10
Leverage (1)                                                          6.81              6.83
Common stockholder's equity                                           6.93              6.70
--------------------------------------------------------------------------------------------------

(1)      Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 first quarter. Total capital (Tier 1 and Tier 2) amounted to $38.4 billion at March 31, 2000, representing 12.00% of net risk-adjusted assets. This compares with $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $25.8 billion at March 31, 2000 represented 8.07% of net risk-adjusted assets, compared with $25.0 billion and 8.11% at December 31, 1999. Citicorp's Tier 1 capital ratio at March 31, 2000 was within Citicorp's target range of 8.00% to 8.30%.

CITIFINANCIAL CREDIT COMPANY (CCC)

At March 31, 2000, CCC had committed and available five-year revolving credit facilities in the amount of $3.4 billion which expire in 2002. At March 31, 2000, there were no borrowings outstanding under these facilities. Citicorp guarantees various debt obligations of CCC, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At March 31, 2000, this requirement was exceeded by approximately $11.5 billion.

TRAVELERS PROPERTY CASUALTY CORP. (TAP)

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 2000, this requirement was exceeded by approximately $4.9 billion. At March 31, 2000, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $200 million of dividends from its insurance subsidiaries during the first quarter of 2000.

SALOMON SMITH BARNEY HOLDINGS INC. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1999 Annual Report and Form 10-K. Total assets were $227 billion at March 31, 2000, up slightly from $224 billion at year-end 1999. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit agreement that extends through May 2000. SSBHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2000, this requirement was exceeded by approximately $4.0 billion. At March 31, 2000, there were no borrowings outstanding under either facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $17.7 billion at March 31, 2000 and $18.0 billion at December 31, 1999. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

THE TRAVELERS INSURANCE COMPANY (TIC)

At March 31, 2000, TIC had $27.5 billion of life and annuity product deposit funds and reserves. Of that total, $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.7 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.1 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.8 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $6.8 billion of liabilities are surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $679 million of statutory surplus is available in 2000 for such dividends without Department approval, of which $170 million was paid during the first quarter of 2000.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                    2000              1999
------------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                                         $  6,024          $  5,888
Other interest and dividends                                             5,878             5,414
Insurance premiums                                                       2,717             2,526
Commissions and fees                                                     3,998             2,872
Principal transactions                                                   1,723             1,770
Asset management and administration fees                                 1,284               955
Realized (losses) gains from sales of investments                         (169)               53
Other income                                                             2,253             1,043
                                                                   -----------------------------------
TOTAL REVENUES                                                          23,708            20,521
Interest expense                                                         6,724             6,451
                                                                   -----------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 16,984            14,070
                                                                   -----------------------------------

PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims                                         2,251             2,048
Provision for credit losses                                                751               729
                                                                   -----------------------------------
TOTAL PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES                 3,002             2,777
                                                                   -----------------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                                  4,125             3,755
Insurance underwriting, acquisition, and operating                         828               825
Restructuring-related items                                                 20              (130)
Other operating                                                          3,353             2,871
                                                                   -----------------------------------
TOTAL OPERATING EXPENSES                                                 8,326             7,321
                                                                   -----------------------------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            5,656             3,972
Provision for income taxes                                               2,011             1,423
Minority interest, net of income taxes                                      55                60
                                                                   -----------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                    3,590             2,489
Cumulative effect of accounting changes                                      -              (127)
                                                                   -----------------------------------
NET INCOME                                                            $  3,590          $  2,362
------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                    $1.07             $0.73
Cumulative effect of accounting changes                                   -                (0.03)
                                                                   -----------------------------------
NET INCOME                                                               $1.07             $0.70
                                                                   -----------------------------------
Weighted average common shares outstanding                             3,331.6           3,340.2
------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                    $1.04             $0.71
Cumulative effect of accounting changes                                   -                (0.03)
                                                                   -----------------------------------
NET INCOME                                                               $1.04             $0.68
                                                                   -----------------------------------
Adjusted weighted average common shares outstanding                    3,435.7           3,440.0
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                      MARCH 31,
                                                                                                        2000          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents (including segregated cash and other deposits)                            $  12,363         $  14,158
Deposits at interest with banks                                                                        13,160            13,429
Investments (1)                                                                                       112,936           111,345
Federal funds sold and securities borrowed or purchased under agreements to resell                    112,119           112,655
Brokerage receivables                                                                                  25,481            23,769
Trading account assets                                                                                118,039           109,155
Loans, net
     Consumer                                                                                         151,960           148,715
     Commercial                                                                                       100,920            95,491
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         252,880           244,206
     Allowance for credit losses                                                                       (6,657)           (6,679)
                                                                                                  ----------------------------------
Total loans, net                                                                                      246,223           237,527
Reinsurance recoverables                                                                                9,724             9,704
Separate and variable accounts                                                                         24,906            23,118
Other assets (1)                                                                                       63,254            60,830
                                                                                                  ----------------------------------
TOTAL ASSETS                                                                                         $738,205          $715,690
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                  $  18,813         $  19,492
     Interest-bearing deposits in U.S. offices                                                         48,085            48,584
     Non-interest-bearing deposits in offices outside the U.S.                                         13,757            12,021
     Interest-bearing deposits in offices outside the U.S.                                            187,684           180,994
                                                                                                  ----------------------------------
Total deposits                                                                                        268,339           261,091
Federal funds purchased and securities loaned or sold under agreements to repurchase                  106,198            92,591
Brokerage payables                                                                                     18,361            16,641
Trading account liabilities                                                                            83,487            91,104
Contractholder funds and separate and variable accounts                                                43,311            41,335
Insurance policy and claims reserves                                                                   44,071            43,822
Investment banking and brokerage borrowings                                                            14,832            13,719
Short-term borrowings                                                                                  16,759            17,086
Long-term debt                                                                                         47,272            47,092
Other liabilities (1)                                                                                  40,329            37,399
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  --  Parent                              2,300             2,300
                                                                --  Subsidiary                          2,620             2,620
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value        1,775             1,925
Common stock ($.01 par value; authorized shares: 6.0 billion(2)), Issued shares  --
  3,612,385,458 AT MARCH 31, 2000 and at December 31, 1999                                                 36                36
Additional paid-in capital                                                                             10,492            10,036
Retained earnings                                                                                      46,881            43,865
Treasury stock, at cost: March 31, 2000  --  241,747,418 shares
  and December 31, 1999  --  244,860,127 shares                                                        (8,264)           (7,627)
Accumulated other changes in equity from nonowner sources (1)                                             744             1,111
Unearned compensation                                                                                  (1,338)             (456)
                                                                                                  ----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             50,326            48,890
                                                                                                  ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $738,205          $715,690
------------------------------------------------------------------------------------------------------------------------------------

(1) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko Securities Co., Ltd. into common stock. See Note 1 of Notes to Consolidated Financial Statements.
(2) On April 18, 2000, shareholders approved an increase in the Company's authorized shares of common stock to 10.0 billion shares.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------------
IN MILLIONS OF DOLLARS                                                                 2000             1999
--------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                        $  1,925         $  2,313
Redemption or retirement of preferred stock                                             (150)            (200)
                                                                                 -----------------------------------
Balance, end of period                                                                 1,775            2,113
--------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                          10,072            8,929
Employee benefit plans                                                                   456              194
Other                                                                                      -              (19)
                                                                                 -----------------------------------
Balance, end of period                                                                10,528            9,104
--------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                          43,865           35,971
Net income                                                                             3,590            2,362
Common dividends (1)                                                                    (542)            (407)
Preferred dividends                                                                      (32)             (40)
                                                                                 -----------------------------------
Balance, end of period                                                                46,881           37,886
--------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                          (7,627)          (4,789)
Issuance of shares pursuant to employee benefit plans and other                          589              484
Treasury stock acquired                                                               (1,226)          (1,083)
                                                                                 -----------------------------------
Balance, end of period                                                                (8,264)          (5,388)
--------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                           1,111              781
Net change in unrealized gains and losses on investment securities, net of tax          (251)              80
Foreign currency translations adjustment, net of tax                                    (116)             (75)
                                                                                 -----------------------------------
Balance, end of period                                                                   744              786
--------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                            (456)            (497)
Issuance of restricted stock, net of amortization                                       (882)            (160)
                                                                                 -----------------------------------
Balance, end of period                                                                (1,338)            (657)
--------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 3,370,638 IN 2000
  and 3,380,308 in 1999)                                                              48,551           41,731
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           $50,326          $43,844
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                            $3,590           $2,362
Other changes in equity from nonowner sources, net of tax                               (367)               5
                                                                                 -----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                         $3,223           $2,367
--------------------------------------------------------------------------------------------------------------------

(1) Common dividends declared were 16 cents per share in the first quarter of 2000 and 12 cents per share in the first quarter of 1999.
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                           $  3,590          $  2,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                    233               408
     Additions to deferred policy acquisition costs                                                      (331)             (476)
     Depreciation and amortization                                                                        454               414
     Provision for credit losses                                                                          751               729
     Change in trading account assets                                                                  (8,884)              891
     Change in trading account liabilities                                                             (7,617)           (7,264)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell         536           (16,764)
     Change in federal funds purchased and securities loaned or sold under agreements to               13,607            23,297
     repurchase
     Change in brokerage receivables net of brokerage payables                                              8            (7,230)
     Change in insurance policy and claims reserves                                                       249               456
     Net losses (gains) from sales of investments                                                         169               (53)
     Venture capital activity                                                                            (845)              157
     Restructuring-related items                                                                           20              (130)
     Cumulative effect of accounting changes, net of tax                                                    -               127
     Other, net                                                                                         2,276             1,331
                                                                                                  ----------------------------------
TOTAL ADJUSTMENTS                                                                                         626            (4,107)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     4,216            (1,745)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                                                 269                69
Change in loans                                                                                       (17,415)          (34,414)
Proceeds from sales of loans                                                                            8,079            29,813
Purchases of investments                                                                              (26,604)          (22,430)
Proceeds from sales of investments                                                                     15,835            13,059
Proceeds from maturities of investments                                                                 9,811             7,774
Other investments, primarily short-term, net                                                           (1,200)             (971)
Capital expenditures on premises and equipment                                                           (376)             (399)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real                174               139
estate owned
Business acquisitions                                                                                    (607)           (1,344)
                                                                                                  ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (12,034)           (8,704)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                           (574)             (447)
Issuance of common stock                                                                                  291               137
Issuance of mandatorily redeemable securities of subsidiary trusts                                          -               600
Redemption of preferred stock                                                                            (150)             (200)
Treasury stock acquired                                                                                (1,226)           (1,083)
Stock tendered for payment of withholding taxes                                                          (281)             (222)
Issuance of long-term debt                                                                              3,727             2,642
Payments and redemptions of long-term debt                                                             (3,493)           (1,796)
Change in deposits                                                                                      7,248            10,329
Change in short-term borrowings and investment banking and brokerage borrowings                           471            (1,826)
Contractholder fund deposits                                                                            1,522             1,977
Contractholder fund withdrawals                                                                        (1,372)           (1,552)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               6,163             8,559
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                             (140)             (248)
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                                    (1,795)           (2,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       14,158            13,837
                                                                                                  ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 12,363          $ 11,699
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for income taxes                                                           $  359           $   445
Cash paid during the period for interest                                                                6,429             6,192
NON-CASH INVESTING ACTIVITIES
Transfers from loans to other real estate owned                                                        $   95           $    56
------------------------------------------------------------------------------------------------------------------------------------
Noncash effects of accounting for the conversion
of investments in Nikko Securities Co., Ltd.                                                              702                --

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

In March 2000, the Company converted into common stock a portion of its investment in convertible bonds of the Nikko Securities Co., Ltd. (Nikko), increasing its ownership of Nikko common stock from 9.5% to 20.7%. As a result of the conversion, the common stock investment in Nikko is accounted for under the equity method and is reported in other assets at a cost basis of $1.170 billion. The Company's proportionate share of Nikko's income is reflected in other income. The Consolidated Statements of Financial Condition and Changes in Stockholders' Equity have been restated to account for the original 9.5% ownership under the equity method from the date of original acquisition in August 1998. Previously, this 9.5% ownership was reported in available-for-sale securities with changes in fair value, net of applicable taxes, recorded in stockholders' equity.

During April 2000, The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of the Company, completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of Travelers Property Casualty Corp. (TAP) at a price of $41.95 per share. After giving effect to the purchase of the shares tendered (approximately 52 million shares) and together with the 328,020,170 shares of TAP's Class B Common Stock, which were converted by TIGI into an equal number of shares of Class A Common Stock, TIGI beneficially owned approximately 99% of the outstanding shares of TAP's Class A Common Stock. TIGI also established a wholly owned subsidiary which effected a merger pursuant to which TAP subsequently became an indirect wholly owned subsidiary of the Company, and all remaining shares of Class A Common Stock of TAP (other than the shares owned by the Company and its subsidiaries) were converted into a right to receive $41.95 per share in cash.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.       ACCOUNTING CHANGES

Accounting changes in the first quarter of 1999 refer to the adoption of:
Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) of ($135) million; adoption of SOP 98-7, "Deposits Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and the adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million.

DERIVATIVES AND HEDGE ACCOUNTING. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In March 2000, the FASB proposed an amendment of SFAS No. 133. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the amendment and additional interpretations of the standard prior to the effective date.

3.       BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                             INCOME (LOSS)
                                                                                           BEFORE CUMULATIVE
                                                 TOTAL REVENUES, NET     PROVISION FOR    EFFECT OF ACCOUNTING
                                                 OF INTEREST EXPENSE      INCOME TAXES       CHANGES (1) (2)    IDENTIFIABLE ASSETS
                                                 -----------------------------------------------------------------------------------
                                                                         FIRST QUARTER                           MAR. 31,  Dec. 31,
                                                 ---------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE        2000     1999 (3)     2000    1999 (3)     2000    1999 (3)     2000    1999 (3)
ASSETS IN BILLIONS
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                  $  7,116  $  6,240    $   689    $   548    $1,203    $   943      $244       $237
Global Corporate and Investment Bank                8,162     7,108      1,041        815     1,840      1,477       445        429
Global Investment Management
  and Private Banking                                 790       629        109         86       172        137        27         26
Investment Activities                               1,015       153        365         48       634         90        11         11
Corporate/Other                                       (99)      (60)      (193)       (74)     (259)      (158)       11         13
                                                 -----------------------------------------------------------------------------------
TOTAL                                             $16,984   $14,070     $2,011     $1,423    $3,590     $2,489      $738       $716
------------------------------------------------------------------------------------------------------------------------------------

(1) The 2000 quarter results reflect after-tax restructuring-related items of $4 million in Global Consumer, and $8 million in Corporate/Other. The 1999 quarter results reflect after-tax restructuring-related items of $38 million in Global Consumer, ($120) million in Global Corporate and Investment Bank, and $8 million in Corporate/Other.
(2) Includes pretax provisions for benefits, claims, and credit losses in the Global Consumer results of $2.0 billion and $1.8 billion, in the Global Corporate and Investment Bank results of $963 million and $976 million and in the Global Investment Management and Private Banking results of $22 million and $8 million for the first quarters of 2000 and 1999, respectively.
(3)      Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

4.       INVESTMENTS

                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value      $  94,725         $  95,849
Equity securities, primarily at fair value (1)                        6,728             6,014
Venture capital, at fair value (2)                                    5,005             4,160
Short-term and other                                                  6,478             5,322
                                                               -----------------------------------
                                                                   $112,936          $111,345
--------------------------------------------------------------------------------------------------

(1) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko into common stock. See Note 1.

(2) For the three months ended March 31, 2000, net gains on investments held by venture capital subsidiaries totaled $1.31 billion, of which $1.28 billion and $246 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 1999, net gains on investments held by venture capital subsidiaries totaled $138 million, of which $96 million and $158 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2000 and December 31, 1999 were as follows:

                                                                     MARCH 31, 2000                         December 31, 1999 (1)
                                                 ----------------------------------------------------------------------------------
                                                                   GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED       FAIR        Amortized       Fair
IN MILLIONS OF DOLLARS                               COST          GAINS        LOSSES         VALUE         Cost          Value
-----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
  PRINCIPALLY MORTGAGE-BACKED SECURITIES                 $32           $ -           $ -           $32           $33           $36
                                                 ----------------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies               $14,528        $   48       $   434       $14,142       $14,165       $13,735
U.S. Treasury and Federal agency                       5,661           115            57         5,719         7,082         6,998
State and municipal                                   13,621           330           235        13,716        13,733        13,489
Foreign government                                    25,608           562           237        25,933        25,565        25,761
U.S. corporate                                        24,713           224           578        24,359        24,386        23,888
Other debt securities (2)                              9,623         1,329           128        10,824         9,083        11,945
                                                 ----------------------------------------------------------------------------------
                                                     $93,754        $2,608        $1,669       $94,693       $94,014       $95,816
                                                 ----------------------------------------------------------------------------------
EQUITY SECURITIES (3) (4)                             $5,218        $1,688          $178        $6,728        $5,126        $6,014
-----------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1999, gross unrealized gains and losses on fixed maturities and equity securities totaled $5,174 million and $2,484 million, respectively.
(2) Investments in convertible debt of Nikko are included in other debt securities.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
(4) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko into common stock. See Note 1.
--------------------------------------------------------------------------------

5.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                       $ 27,060            $25,865
State and municipal securities                                       1,954              2,121
Foreign government securities                                        9,972              9,243
Corporate and other debt securities                                 17,113             13,858
Derivative and other contractual commitments (1)                    33,992             31,646
Equity securities                                                   14,476             11,910
Mortgage loans and collateralized mortgage securities                5,966              5,663
Other                                                                7,506              8,849
                                                               -----------------------------------
                                                                  $118,039           $109,155
--------------------------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                 $44,404            $52,051
Derivative and other contractual commitments (1)                    39,083             39,053
                                                               -----------------------------------
                                                                   $83,487            $91,104
--------------------------------------------------------------------------------------------------

(1)      Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6.       DEBT

Investment banking and brokerage borrowings consisted of the following:

                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
Commercial paper                                                   $13,720           $12,578
Bank borrowings                                                        524               536
Other                                                                  588               605
                                                               -----------------------------------
                                                                   $14,832           $13,719
--------------------------------------------------------------------------------------------------

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                                                $     893       $         -
   Citicorp                                                          3,903             5,027
                                                               -----------------------------------
                                                                     4,796             5,027
OTHER SHORT-TERM BORROWINGS                                         11,963            12,059
                                                               -----------------------------------
                                                                   $16,759           $17,086
--------------------------------------------------------------------------------------------------

Long-term debt, including its current portion, consisted of the following:

                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                               2000              1999
--------------------------------------------------------------------------------------------------
Citigroup Inc.                                                    $  5,225           $ 4,181
Citicorp                                                            23,526            24,068
Salomon Smith Barney Holdings Inc.                                  17,650            17,970
Travelers Property Casualty Corp.                                      850               850
The Travelers Insurance Group Inc.                                      21                23
                                                               -----------------------------------
                                                                   $47,272           $47,092
--------------------------------------------------------------------------------------------------

RESTRUCTURING-RELATED ITEMS

In 1999, Citigroup recorded restructuring charges of $131 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. These initiatives will be fully implemented during 2000. The 1999 charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions.

In December 1998, Citigroup recorded a restructuring charge of $1.122 billion, reflecting exit costs associated with business improvement and integration initiatives to be implemented over a 12 to 18 month period. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, was expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that were available for immediate disposal.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $20 million and $81 million of which were recorded in the first quarters of 2000 and 1999, respectively.

In 1997, Citigroup recorded restructuring charges of $1.718 billion, consisting of an $880 million restructuring charge related to cost-management programs and customer service initiatives to improve operational efficiency and productivity in the Citicorp businesses, and an $838 million charge related to the Salomon merger. The 1997 restructuring reserve was fully utilized as of December 31, 1999.

The status of the 1999, 1998 and 1997 restructuring initiatives is summarized in the following table.

RESTRUCTURING INITIATIVES ACTIVITY

                                                                            RESTRUCTURING INITIATIVES
----------------------------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                      1999              1998             1997             Total
----------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                        $ 82            $1,122           $1,718            $2,922
Additional Severance Charges                                    -                49                -                49
Utilization (1)                                               (38)             (894)          (1,076)           (2,008)
Changes in Estimates                                            -              (151)            (642)             (793)
                                                      ----------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                    $ 44           $   126        $       -           $   170
----------------------------------------------------------------------------------------------------------------------------

(1)      Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal, as well as $32 million of severance and other exit costs, occurring primarily in 1999 (of which $11 million related to employee severance and $3 million related to leasehold and other exit costs have been paid in cash and $18 million is legally obligated), together with translation effects. At March 31, 2000, approximately 160 gross staff positions have been eliminated under these programs, including 100 in the 2000 first quarter.

The 1998 restructuring reserve utilization includes $35 million of non-cash charges for equipment and premises write-downs as well as $816 million of severance and other exit costs, occurring primarily in 1999 (of which $461 million related to employee severance and $154 million related to leasehold and other exit costs have been paid in cash and $201 million is legally obligated), together with translation effects. Utilization, including translation effects, in the first quarter of 2000 was $81 million. Through March 31, 2000, approximately 6,500 gross staff positions have been eliminated under these programs, including 600 in the 2000 first quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the second half of 1999, changes in estimates resulted in a $151 million reduction in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives included $568 million of reductions (of which $211 million occurred in the first quarter of 1999) related to the Salomon Smith Barney reserve, primarily related to the Seven World Trade Center lease, and $74 million related to the Citicorp reserve. Adjustments related to the Seven World Trade Center lease during 1999 were attributable to the reassessment of space needed due to the Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report and Form 10-K.

8.       EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999.

                                                                  THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                2000              1999
--------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES               $3,590            $2,489
Cumulative effect of accounting changes                                  -              (127)
Preferred dividends                                                    (30)              (40)
                                                               -----------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                3,560             2,322
Effect of dilutive securities                                            -                 3
                                                               -----------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS             $3,560            $2,325
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO           3,331.6           3,340.2
BASIC EPS
Effect of dilutive securities:
   Options                                                            81.0              65.7
   Restricted stock                                                   22.3              23.7
   Convertible securities                                              0.8              10.4
                                                               -----------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                3,435.7           3,440.0
APPLICABLE TO DILUTED EPS
--------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                $1.07             $0.73
Cumulative effect of accounting changes                                  -             (0.03)
                                                               -----------------------------------
NET INCOME                                                           $1.07             $0.70
--------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                $1.04             $0.71
Cumulative effect of accounting changes                                  -             (0.03)
                                                               -----------------------------------
NET INCOME                                                           $1.04             $0.68
--------------------------------------------------------------------------------------------------

9.       TRADING SECURITIES, COMMODITIES, DERIVATIVES AND RELATED RISKS

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at March 31, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report and Form 10-K.

                                                                   NOTIONAL                        BALANCE SHEET
                                                              PRINCIPAL AMOUNTS               CREDIT EXPOSURE (1) (2)
                                                      ----------------------------------------------------------------------
                                                          MAR. 31,          Dec. 31,         MAR. 31,          Dec. 31,
IN BILLIONS OF DOLLARS                                      2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------------
Interest rate products                                   $5,447.6          $5,351.0             $8.9             $10.2
Foreign exchange products                                 2,077.1           1,797.1             14.5              11.4
Equity products                                             179.1             144.2              9.6               9.3
Commodity products                                           38.8              34.9              0.7               0.4
Credit derivative products                                   50.3              46.0              0.3               0.3
                                                                                         -----------------------------------
                                                                                               $34.0             $31.6
----------------------------------------------------------------------------------------------------------------------------

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.

(2) The balance sheet credit exposure reflects $63.3 billion and $65.4 billion of master netting agreements in effect at March 31, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.2 billion at both March 31, 2000 and December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter of 2000.

END-USER DERIVATIVE INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

                                                      NOTIONAL PRINCIPAL
                                                            AMOUNTS              PERCENTAGE OF MARCH 31, 2000 AMOUNT MATURING
                                                      ------------------------------------------------------------------------------
                                                       MAR. 31,   Dec. 31,  Within     1 to      2 to     3 to      4 to     After
IN BILLIONS OF DOLLARS                                   2000       1999    1 Year    2 Years  3 Years  4 Years   5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures contracts                                       $ 13.9     $   7.1    100%        -%        -%       -%       -%         -%
Forward contracts                                          3.1         3.3    100         -         -        -        -          -
Swap agreements                                          103.0       104.7     32        11        12       13        9         23
Option contracts                                           8.9         7.1     26        13        11        3       29         18
FOREIGN EXCHANGE PRODUCTS
Futures and forward contracts                             80.5        50.6     97         2         1        -        -          -
Cross-currency swaps                                       6.9         7.0     11        14        30       11       14         20
CREDIT DERIVATIVES PRODUCTS                               29.2        29.2      2         3         8        6       40         41
------------------------------------------------------------------------------------------------------------------------------------

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 2000

                                                                          REMAINING CONTRACTS OUTSTANDING --
                                                                              NOTIONAL PRINCIPAL AMOUNTS
                                                               ----------------------------------------------------------
IN BILLIONS OF DOLLARS                                           2000      2001     2002      2003      2004     2005
-------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                              $71.0     $56.8    $47.8     $37.7     $26.0    $17.7
Weighted-average fixed rate                                        6.3%      6.4%     6.4%      6.4%      6.5%     6.6%
PAY FIXED SWAPS                                                   14.7      10.5      8.9       7.2       6.0      5.3
Weighted-average fixed rate                                        6.1%      6.2%     6.2%      6.3%      6.3%     6.4%
BASIS SWAPS                                                       17.3       2.3      1.1       0.8       0.4      0.4
PURCHASED CAPS (INCLUDING COLLARS)                                 0.8       -        -         -         -        -
Weighted-average cap rate purchased                                7.1%       -%       -%        -%        -%       -%
PURCHASED FLOORS                                                   5.7       4.4      3.8       2.8       2.7      0.1
Weighted-average floor rate purchased                              6.2%      6.2%     6.2%      7.3%      7.3%     5.8%
WRITTEN FLOORS RELATED TO PURCHASED CAPS (COLLARS)                 0.1       -        -         -         -        -
Weighted-average floor rate written                                8.4%       -%       -%        -%        -%       -%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (1)                   2.3       2.2      1.7       1.7       1.5      1.5
Weighted-average cap rate written                                  9.8%      9.8%    10.6%     10.6%     10.7%    10.7%
-------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (2)                                6.3%      7.2%     7.3%      7.2%      7.2%     7.3%
-------------------------------------------------------------------------------------------------------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of March 31, 2000, provided for reference.
--------------------------------------------------------------------------------

10.      CONTINGENCIES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

In the ordinary course of business, Citigroup and/or its subsidiaries are also defendants or co-defendants in various litigation matters, other than those described above. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                            MAR. 31,         Dec. 31,          Mar. 31,
IN MILLIONS OF DOLLARS                                                        2000             1999              1999
----------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral value) (1)             $   237          $   241           $   358
Other                                                                         1,218            1,162             1,277
                                                                        ----------------------------------------------------
TOTAL                                                                        $1,455           $1,403            $1,635
----------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                             $   299          $   256           $   452
In offices outside the U.S.                                                   1,156            1,147             1,183
                                                                        ----------------------------------------------------
TOTAL                                                                        $1,455           $1,403            $1,635
----------------------------------------------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                                 $15              $16              $  -
In offices outside the U.S.                                                      31               43                47
                                                                        ----------------------------------------------------
TOTAL                                                                           $46              $59               $47
----------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                                             $   713          $   724           $   771
In offices outside the U.S.                                                   1,504            1,506             1,481
                                                                        ----------------------------------------------------
TOTAL                                                                        $2,217           $2,230            $2,252
----------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (2)
In U.S. offices                                                             $   774          $   732           $   610
In offices outside the U.S.                                                     418              452               477
                                                                        ----------------------------------------------------
TOTAL                                                                        $1,192           $1,184            $1,087
----------------------------------------------------------------------------------------------------------------------------

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $409 million, $379 million, and $302 million are government-guaranteed student loans at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND ASSETS PENDING DISPOSITION

                                                                   MAR. 31,          Dec. 31,         Mar. 31,
IN MILLIONS OF DOLLARS                                               2000              1999             1999
--------------------------------------------------------------------------------------------------------------------
Consumer (1)                                                          $189              $204             $217
Commercial (1)                                                         469               486              455
Corporate/Other                                                          9                14                8
                                                               -----------------------------------------------------
TOTAL                                                                 $667              $704             $680
--------------------------------------------------------------------------------------------------------------------
ASSETS PENDING DISPOSITION (2)                                         $97               $86              $95
--------------------------------------------------------------------------------------------------------------------

(1) Represents repossessed real estate, carried at lower of cost or collateral value.

(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                               1ST QTR.      4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
IN MILLIONS OF DOLLARS                           2000          1999         1999         1999         1999
---------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF  PERIOD                         $6,679        $6,706       $6,743       $6,662       $6,617
                                             ------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                             630           596          595          680          618
Commercial                                           121            90           37          110          111
                                             ------------------------------------------------------------------
                                                     751           686          632          790          729
                                             ------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                      466           429          420          440          391
In offices outside the U.S.                          312           310          324          332          304
COMMERCIAL
In U.S. offices                                       46            26            8            2            1
In offices outside the U.S.                           94           130           95          132          130
                                             ------------------------------------------------------------------
                                                     918           895          847          906          826
                                             ------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                       74            54           66           70           55
In offices outside the U.S.                           73            82           79           70           63
COMMERCIAL
In U.S. offices                                        8            11            1            3            2
In offices outside the U.S.                           11            46           15           21           18
                                             ------------------------------------------------------------------
                                                     166           193          161          164          138
                                             ------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                      430           390          361          369          335
In offices outside the U.S.                          322           312          325          373          353
                                             ------------------------------------------------------------------
                                                     752           702          686          742          688
                                             ------------------------------------------------------------------
Other  --  net (1)                                   (21)          (11)          17           33            4
                                             ------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD      $6,657        $6,679       $6,706       $6,743       $6,662
---------------------------------------------------------------------------------------------------------------
Net consumer credit losses                          $631          $603         $599         $632         $577
As a percentage of average consumer loans           1.71%         1.68%        1.73%        1.89%        1.78%
---------------------------------------------------------------------------------------------------------------
Net commercial credit losses                        $121           $99          $87         $110         $111
As a percentage of average commercial loans         0.51%         0.42%        0.37%        0.48%        0.46%
---------------------------------------------------------------------------------------------------------------

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Citigroup's Annual Meeting of Stockholders was held on April 18, 2000. At the meeting:

         (1)      16 persons were elected to serve as directors of Citigroup;

         (2) the selection of KPMG LLP to serve as the independent auditors of Citigroup for 2000 was ratified;

         (3) an increase in Citigroup's authorized common stock to 10 billion shares was approved;

         (4)      the Citigroup 2000 Stock Purchase Plan was approved;

         (5) a stockholder proposal regarding the honorary director was defeated;

         (6) a stockholder proposal regarding a matching gift program for stockholders was defeated; and

         (7) a stockholder proposal regarding a matching gift program for employees and retirees was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                         FOR               AGAINST/WITHHELD          ABSTAINED         BROKER NON-VOTES
(1)  Election of Directors:

NOMINEE

C. Michael Armstrong                2,786,552,388                 17,541,883
Alain J.P. Belda                    2,787,345,572                 16,748,699
Kenneth J. Bialkin                  2,755,659,765                 48,434,506
Kenneth T. Derr                     2,787,122,265                 16,972,006
John M. Deutch                      2,783,017,052                 21,077,219
Ann Dibble Jordan                   2,756,055,356                 46,424,058
Reuben Mark                         2,787,063,165                 17,031,106
Michael T. Masin                    2,787,244,954                 16,849,317
Dudley C. Mecum                     2,786,442,718                 17,651,553
Richard D. Parsons                  2,758,024,061                 46,070,210
Andrall E. Pearson                  2,756,448,612                 47,645,659
Robert E. Rubin                     2,786,009,504                 18,084,767
Franklin A. Thomas                  2,755,887,545                 48,206,726
Sanford I. Weill                    2,784,641,364                 19,452,907
Edgar S. Woolard, Jr.               2,758,106,604                 45,987,667
Arthur Zankel                       2,757,073,413                 47,020,858

(2)  Ratification of Auditors       2,786,889,770                   6,197,416             11,007,085

(3)  Approval of Increase in        2,617,487,314                 172,437,120             14,169,837                    0
      Share Capital

(4)  Approval of Citigroup 2000     2,714,520,834                  72,303,896             17,269,541
     Stock Purchase Plan

(5)  Approval of Stockholder          130,090,071               2,087,471,229             55,185,600          531,347,371
     Proposal Regarding Honorary
     Director

(6)  Approval of Stockholder           79,656,995               2,062,716,916            130,372,989          531,347,371
     Proposal Regarding Matching
     Gift Program for Stockholders

(7)    Approval of Stockholder        116,575,567             2,025,639,764              130,531,569         531,347,371
       Proposal Regarding Matching
       Gift Program for Employees
       and Retirees



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         See Exhibit Index.

    (b)  Reports on Form 8-K.

         On January 19, 2000, the Company filed a Current Report on Form 8-K, dated January 18, 2000, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1999, and certain other selected financial data.

         On February 16, 2000, the Company filed a Current Report on Form 8-K, dated February 16, 2000, reporting under Item 5 thereof and filing as an exhibit under Item 7 thereof the 1998 Financial Supplement of the Company.

         On February 28, 2000, the Company filed a Current Report on Form 8-K, dated February 28, 2000, reporting under Item 5 thereof the issuance of a press release announcing the retirement of John S. Reed, Chairman and Co-Chief Executive Officer.

         No other reports on Form 8-K were filed during the first quarter of 2000; however, on April 18, 2000, the Company filed a Current Report on Form 8-K, dated April 17, 2000, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 2000, and certain other selected financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2000.

                                              CITIGROUP INC.
                                             (Registrant)

                                       By    /s/TODD S. THOMSON
                                           ---------------------------
                                                Todd S. Thomson
                                                Chief Financial Officer
                                                Principal Financial Officer

By  /s/IRWIN R. ETTINGER               By    /s/ROGER W. TRUPIN
   ---------------------------------       ----------------------------------
        Irwin R. Ettinger                        Roger W. Trupin
        Principal Accounting Officer             Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

3.01.1 Restated Certificate of Incorporation of Citigroup Inc. (the Company), incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

3.01.2 Certificate of Designation of 5.321% Cumulative Preferred Stock, Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed January 22, 1999 (No. 333-68949).

3.01.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000.

3.02 By-Laws of the Company, as amended, effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

10.01 Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), incorporated by reference to Annex B to the Company's Proxy Statement dated March 17, 2000 (File No. 1-9924).

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