Form 10-K405/A
period 1999-12-31
CITIGROUP INC
filed 2000-06-28
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

                                EXPLANATORY NOTE

      This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group 401(k) Savings Plan and the Citibuilder 401(k) Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.



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

10.02.4*          Amendment No. 16 to the Travelers Group Stock Option Plan.

10.03.1*          Travelers Group 1996 Stock Incentive Plan (as amended through
                  July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company's September 30, 1997 10-Q.

10.03.2* Amendment to Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997).

10.04* Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996), incorporated by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File
                  No. 1-9924).

Exhibit
Number            Description of Exhibit
-------           ----------------------
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

10.08.2* Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997).

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

10.12.2*          Amendment to the Travelers Property Casualty Corp. Capital
                  Accumulation Plan (as amended through July 23, 1997).

10.13*            Letter Agreement, dated as of August 14, 1997, between the
                  Company and Thomas W. Jones, incorporated by reference to
                  Exhibit 10.01 to the Company's September 30, 1997 10-Q (File
                  No. 1-09924).

Exhibit
Number            Description of Exhibit
-------           ----------------------
10.14.1*          Salomon Inc Equity Partnership Plan for Key Employees (as
                  amended through March 25, 1998), incorporated by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1997 (File No. 1-9924).

10.14.2*          Amendment to the Salomon Inc Equity Partnership Plan for Key
                  Employees (as amended through March 25, 1998).

10.15.1* Citicorp Executive Incentive Compensation Plan, incorporated by reference to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.15.2*          Amendment to the Citicorp Executive Incentive Compensation
                  Plan.

10.16.1* Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.16.2*          Amendment to the Citicorp 1988 Stock Incentive Plan.

10.17*            1994 Citicorp Annual Incentive Plan for Selected Executive
                  Officers, incorporated by reference to Exhibit 10 to Citicorp's March 30, 1994 Form 10-Q (File No. 01-05378).

10.18.1* Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10 to Citicorp's Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.18.2*          Amendment to the Citicorp Deferred Compensation Plan.

10.19.1* Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp's 1997 Proxy Statement filed February 26, 1997
                  (File No. 01-05378).

10.19.2*          Amendment to the Citicorp 1997 Stock Incentive Plan.

10.20.1*          Supplemental Executive Retirement Plan of Citicorp and
                  Affiliates (as amended and restated effective January 1, 1998).

10.20.2* First Amendment to the Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective
                  January 1, 1998).

10.21.1*          Supplemental ERISA Compensation Plan of Citibank, N.A. and
                  Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-05378).

10.21.2*          Amendment to the Supplemental ERISA Compensation Plan of
                  Citibank, N.A. and Affiliates, as amended and restated.

10.22*            Supplemental ERISA Excess Plan of Citibank, N.A. and
                  Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-05378).

Exhibit
Number            Description of Exhibit
-------           ----------------------
10.23*            Directors' Deferred Compensation Plan, Restated May 1, 1988,
                  incorporated by reference to Exhibit 10.23 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1998 (File No. 1-9924).

10.24*            Letter Agreement, dated as of October 26, 1999, between the
                  Company and Robert E. Rubin.

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

23.02+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.02.

23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.03.

24.01             Powers of Attorney.

27.01             Financial Data Schedule.

99.01             List of Securities Registered Pursuant to Section 12(b) of the
                  Securities Exchange Act of 1934.

99.02+            1999 Financial Statements of the Travelers Group 401(k) Savings
                  Plan.

99.03+            1999 Financial Statements of the Citibuilder 401(k) Plan.



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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2000.

                               CITIGROUP INC.
                               (Registrant)


                               By: /s/ Michael D'Ambrose
                                       -----------------------------------------
                                       Michael D'Ambrose
                                       Senior Human Resources Officer