Form 10-Q
period 2000-06-30
CITIGROUP INC
filed 2000-08-11
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

           Common stock outstanding as of July 31, 2000: 4,497,705,841
                 (adjusted to give effect to the four-for-three
                     stock split payable on August 25, 2000)

                  Now available on the Web at www.citigroup.com

                                 Citigroup Inc.

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

        Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 2000 and 1999                   35

        Consolidated Statement of Financial Position -
          June 30, 2000 (Unaudited) and December 31, 1999                     36

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Six Months Ended June 30, 2000 and 1999               37

        Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2000 and 1999                             38

        Notes to Consolidated Financial Statements (Unaudited)                39

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             1 - 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk       26 - 29
                                                                         44 - 45

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                             48

Item 4. Submission of Matters to a Vote of Security Holders                   48

Item 6. Exhibits and Reports on Form 8-K                                      48

Signatures                                                                    49

Exhibit Index                                                                 50

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Business Focus

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars, except per share data                        2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                           $  138            $  102           $  275            $  173
Mortgage Banking                                                        66                52              127               111
North America Cards                                                    308               279              604               557
CitiFinancial                                                          117                78              229               149
                                                               ---------------------------------------------------------------------
     Total Banking/Lending                                             629               511            1,235               990
                                                               ---------------------------------------------------------------------
Travelers Life and Annuity                                             202               173              389               320
Primerica Financial Services                                           125               113              244               223
Personal Lines                                                          82                79              157               162
                                                               ---------------------------------------------------------------------
     Total Insurance                                                   409               365              790               705
                                                               ---------------------------------------------------------------------
Europe, Middle East & Africa                                            92                73              194               141
Asia Pacific                                                           183               108              357               210
Latin America                                                           41                41              111                88
                                                               ---------------------------------------------------------------------
     Total International                                               316               222              662               439
                                                               ---------------------------------------------------------------------
e-Consumer (2)                                                         (46)              (28)            (115)              (51)
Other                                                                  (28)              (23)             (56)              (39)
                                                               ---------------------------------------------------------------------
Total Global Consumer                                                1,280             1,047            2,516             2,044
                                                               ---------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                                                   641               610            1,598             1,258
                                                               ---------------------------------------------------------------------
Emerging Markets                                                       370               286              762               601
Global Relationship Banking                                            259               147              499               334
                                                               ---------------------------------------------------------------------
     Total Global Corporate Bank                                       629               433            1,261               935
                                                               ---------------------------------------------------------------------
Commercial Lines Insurance                                             267               201              507               390
                                                               ---------------------------------------------------------------------
Total Global Corporate and Investment Bank                           1,537             1,244            3,366             2,583
                                                               ---------------------------------------------------------------------
Global Investment Management and Private Banking
SSB Citi Asset Management Group
  and Global Retirement Services                                        93                84              185               165
Global Private Bank                                                     79                71              160               126
                                                               ---------------------------------------------------------------------
Total Global Investment Management and Private Banking                 172               155              345               291
                                                               ---------------------------------------------------------------------
Corporate/Other                                                       (199)             (120)            (455)             (261)
e-Citi (2)                                                             (17)              (11)             (31)              (16)
                                                               ---------------------------------------------------------------------
Total Corporate/Other                                                 (216)             (131)            (486)             (277)
                                                               ---------------------------------------------------------------------
Investment Activities                                                  234               162              868               251
                                                               ---------------------------------------------------------------------
Core income                                                          3,007             2,477            6,609             4,892
Restructuring-related items, after-tax (3)                              (2)              (29)             (14)               45
Cumulative effect of accounting changes (4)                              -                 -                -              (127)
                                                               ---------------------------------------------------------------------
Net income                                                          $3,005            $2,448           $6,595            $4,810
---------------------------------------------------------------=====================================================================

Diluted earnings per share (5)
Core income                                                          $0.65             $0.53            $1.43             $1.05
Net income                                                            0.65              0.52             1.43              1.03
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Previously shown as part of e-Citi and presented in the Global Consumer segment.
(3) The 2000 second quarter and six months include accelerated depreciation of $19 million and $31 million, respectively, new charges of $14 million and a $31 million credit for the reversal of prior charges. The 1999 second quarter and six months include accelerated depreciation of $29 million and $80 million, respectively, and in the six-month period, a $125 million credit for the reversal of prior charges. See Note 7 of Notes to Consolidated Financial Statements.
(4) Accounting changes include the 1999 first quarter adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
      Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 2 of Notes to Consolidated Financial Statements.
(5) Earnings per share have been adjusted to reflect the four-for-three split in Citigroup's common stock, payable on August 25, 2000. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Income Analysis

The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 35 to the basis presented in the business segment discussions.

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000              1999            2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                            $15,904           $14,380          $32,888           $28,450
Effect of credit card securitization activity                          469               570              988             1,158
                                                               ---------------------------------------------------------------------
Adjusted revenues, net of interest expense                          16,373            14,950           33,876            29,608
                                                               ---------------------------------------------------------------------
Total operating expenses                                             8,242             7,524           16,568            14,845
Restructuring-related items                                             (3)              (47)             (23)               83
                                                               ---------------------------------------------------------------------
Adjusted operating expenses                                          8,239             7,477           16,545            14,928
                                                               ---------------------------------------------------------------------
Operating margin                                                     8,134             7,473           17,331            14,680
                                                               ---------------------------------------------------------------------
Provisions for benefits, claims, and credit losses                   3,018             2,941            6,020             5,718
Effect of credit card securitization activity                          469               570              988             1,158
                                                               ---------------------------------------------------------------------
Adjusted provisions for benefits, claims, and credit losses          3,487             3,511            7,008             6,876
                                                               ---------------------------------------------------------------------
Core income before income taxes and minority interest                4,647             3,962           10,323             7,804
Taxes on core income                                                 1,617             1,420            3,636             2,787
Minority interest, net of income taxes                                  23                65               78               125
                                                               ---------------------------------------------------------------------
Core income                                                          3,007             2,477            6,609             4,892
Restructuring-related items, after-tax                                  (2)              (29)             (14)               45
                                                               ---------------------------------------------------------------------
Income before cumulative effect of accounting changes                3,005             2,448            6,595             4,937
Cumulative effect of accounting changes                                  -                 -                -              (127)
                                                               ---------------------------------------------------------------------
Net income                                                         $ 3,005           $ 2,448          $ 6,595           $ 4,810
---------------------------------------------------------------=====================================================================

Results of Operations

Citigroup reported core income of $3.007 billion or $0.65 per diluted common share in the 2000 second quarter, up 21% and 23%, respectively, from $2.477 billion or $0.53 in the 1999 second quarter. Core income excluded charges of $2 million and $29 million in the second quarter of 2000 and 1999, respectively, for after-tax restructuring-related items. Net income for the 2000 second quarter was $3.005 billion or $0.65 per diluted share, up 23% and 25%, respectively, from $2.448 billion or $0.52 for the year-ago quarter. Core income return on common equity was 24.8% compared to 23.2% a year ago.

Core income for the 2000 six months of $6.609 billion or $1.43 per diluted common share was up 35% and 36%, respectively, from $4.892 billion or $1.05 in the 1999 six months. Core income in the 2000 six months excluded a charge of $14 million for after-tax restructuring-related items. Core income in the 1999 six months excluded a credit of $45 million for after-tax restructuring-related items and a charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Note 2 of Notes to the Consolidated Financial Statements. Net income for the 2000 six months was $6.595 billion or $1.43 per diluted share, up 37% and 39%, respectively, from $4.810 billion or $1.03 a year ago. Core income return on common equity was 27.3% compared to 23.4% a year ago.

The Board of Directors on July 18, 2000 declared a four-for-three split in Citigroup's common stock, which is payable in the form of a 33 1/3% stock dividend on August 25, 2000 to stockholders of record on August 7, 2000. Current and prior-year information has been restated to reflect this split. The Board of Directors also approved an increase in the quarterly common stock dividend from 12 to 14 cents per share on a post-split basis (from 16 to 18 2/3 cents per share on a pre-split basis), payable August 25, 2000 to stockholders of record on August 7, 2000.

Core income growth in the 2000 second quarter and six months was led by Global Corporate and Investment Bank, which, when compared to 1999, improved $293 million or 24% in the second quarter and $783 million or 30% in the six months, and Global Consumer, which was up $233 million or 22% and $472 million or 23%, in the respective 2000 periods compared to 1999, reflecting strong growth in most businesses. Global Investment Management and Private Banking grew $17 million or 11% and $54 million or 19% in the quarter and six months, respectively, primarily reflecting acquisitions in the Global Retirement Services business and volume-related growth in customer revenue, partially offset by increased business development expenses. Investment Activities core income was up $72 million and $617 million from the 1999 second quarter and six months, primarily reflecting strong venture capital results and higher levels of realized gains on sales of investments. The decreases in Corporate/Other included higher treasury costs, and in the six-month period a contribution made to the Citigroup Foundation.

Global Corporate and Investment Bank core income growth in the 2000 second quarter and six months compared to 1999 was driven by revenue growth in Private Client revenues, transaction services and structured products, and Commercial Lines price improvements. Core income growth was $112 million or 76% in Global Relationship Banking (GRB), $84 million or 29% in Emerging Markets, $66 million or 33% in Commercial Lines, and $31 million or 5% in Salomon Smith Barney (SSB) in the 2000 second quarter. For the six months, SSB improved $340 million or 27%, GRB was up $165 million or 49%, Emerging Markets was up $161 million or 27%, and Commercial Lines was up $117 million or 30%. Global Consumer increases were driven by improvement in the global cards business and strong sales of investment products across most businesses. In the 2000 second quarter, Banking/Lending core income increased $118 million or 23% from 1999 reflecting the continued strong performance of CitiFinancial (up $39 million or 50%), Citibanking North America (up $36 million or 35%), and North America Cards (up $29 million or 10%). The International businesses core income grew $94 million or 42% from the 1999 second quarter, marked by an especially strong performance in Asia Pacific (up $75 million or 69%), and Insurance improved $44 million or 12%, led primarily by Travelers Life and Annuity (TLA) (up $29 million or 17%). Global Consumer growth in the 2000 six months was led by Banking/Lending, up $245 million or 25% from 1999, with Citibanking North America up $102 million or 59%, CitiFinancial up $80 million or 54%, and North America Cards up $47 million or 8%. Also, the International businesses in the 2000 six months were up $223 million or 51% (Asia Pacific up $147 million or 70%, Europe, Middle East, and Africa up $53 million or 38% and Latin America up $23 million or 26%), and Insurance improved $85 million or 12% (TLA up $69 million or 22%).

Adjusted revenues, net of interest expense, of $16.4 billion and $33.9 billion in the 2000 second quarter and six months, respectively, were up $1.4 billion or 10% and $4.3 billion or 14% from the 1999 periods. Global Corporate and Investment Bank revenues of $7.9 billion in the 2000 quarter and $16.1 billion in the 2000 six months were up $893 million or 13% and $2.0 billion or 14% from 1999. The increases were led by SSB, up $424 million or 13% and $1.3 billion or 19%, driven by growth in fee-based Private Client revenues, commissions, investment banking fees, and earnings from the investment in Nikko Securities Co., Ltd. GRB was up $227 million or 22% in the 2000 second quarter and $317 million or 15% in the 2000 six months, primarily due to growth in transaction services, equity derivatives and structured products, and Emerging Markets was up $174 million or 16% and $269 million or 12% reflecting broad-based growth in transaction services and structured products. Commercial Lines revenues grew $68 million or 4% and $102 million or 3% reflecting incremental earnings from the minority interest buyback of Travelers Property Casualty Corp. (TAP), higher net investment income, and favorable pricing, partially offset by increased loss trends. Global Consumer revenues were up $417 million or 6% in the quarter to $7.5 billion, and up $1.2 billion or 9% in the six months to $15.1 billion, led by Insurance, up $188 million or 8% and $511 million or 11% in the quarter and six months, respectively. Insurance growth was driven by TLA, whose double digit volume growth in individual annuities and higher net investment revenues increased $116 million or 13% in the 2000 second quarter and $355 million or 22% year-to-date. Banking/Lending revenues grew $143 million or 5% and $383 million or 6% in the quarter and six months, led by CitiFinancial which increased $78 million or 20% and $179 million or 24%, primarily due to strong growth in receivables, and Citibanking North America, which was up $53 million or 10% and $122 million or 12%, reflecting higher customer deposit spreads and volumes, and higher investment product sales, partially offset by lower loan revenues. International revenues were up $130 million or 8% and $383 million or 12%, primarily due to growth in Asia Pacific. Global Investment Management and Private Banking revenues of $818 million in the quarter and $1.6 billion in the six months were up $159 million or 24% and $321 million or 25% from the 1999 periods, primarily from acquisitions and growth in both assets and client business volumes under management. Revenues in Investment Activities increased $117 million and $980 million from the 1999 second quarter and six months, respectively, primarily reflecting increases in venture capital results and realized gains on investments, and in the 2000 six months, were partially offset by losses in insurance-related investments from repositioning activities and writedowns in the refinancing portfolio.

Net interest revenue, as calculated from the Consolidated Statements of Income, rose 7% to $5.4 billion in the 2000 second quarter and $10.5 billion in the six months, up $346 million and $673 million, respectively, from the comparable 1999 periods, reflecting business volume growth in most markets. Net interest revenue, adjusted for the effect of credit card securitization of $6.2 billion and $12.4 billion in the quarter and six months, was up $170 million or 3% and $432 million or 4% from the 1999 periods. Adjusted commissions, asset management and administration fees, and other fee revenues of $5.2 billion in the quarter and $10.4 billion in the six months were up $1.0 billion or 24% and $2.5 billion or 31% from 1999, primarily as a result of volume-related growth in customer trading activities, assets under fee-based management and investment banking fees and the impact of recent acquisitions. Insurance premiums of $2.7 billion and $5.5 billion in the quarter and six months were up $117 million or 4% and $308 million or 6%, reflecting strong growth in TLA. Principal transactions revenues of $1.4 billion and $3.2 billion for the quarter and six months were up $163 million or 13% and $116 million or 4% from the year-ago periods, reflecting strong results in GRB in both 2000 periods, partially offset by lower results in SSB and Emerging Markets. Realized gains from sales of investments were up $92 million to $280 million in the quarter and were down $130 million to $111 million in the six months, primarily reflecting realized gains in both periods and partially offset by writedowns in the refinancing portfolio and the repositioning of the Insurance portfolio in the year-to-date period. Other income as shown in the Consolidated Statement of Income of $942 million in the quarter was down $199 million from the 1999 second quarter reflecting lower net asset gains and credit card securitization revenues, but was up $1.0 billion to $3.2 billion in the six months, primarily reflecting higher venture capital results.

Adjusted operating expenses of $8.2 billion and $16.5 billion for the 2000 second quarter and six months, which exclude restructuring-related items, were up $762 million or 10% in the quarter and $1.6 billion or 11% in the six months compared to 1999. Global Corporate and Investment Bank expenses were up 13% in the quarter and 10% in the six months, primarily attributable to production-related compensation, increased business volumes, and costs associated with newly acquired businesses, and were partially offset by lower year 2000 expenses in the GRB. Global Consumer expenses increased 5% in the second quarter and 7% in the six months, reflecting an increase in sales-related expenses, higher business volume and expansion initiatives, and charges related to the termination of certain contracts and initiatives at e-Consumer. Global Investment Management and Private Banking expenses increased 33% and 27% from the year-ago quarter and six-month periods, primarily reflecting acquisitions in the

Global Retirement Services business and higher costs associated with the continued expansion of sales and marketing efforts and investments in technology. Corporate/Other expenses decreased $22 million in the quarter, but increased $194 million in the six months, primarily reflecting a $108 million pretax expense (which had minimal impact on Citigroup's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to the Company's Foundation.

Adjusted provisions for benefits, claims, and credit losses were $3.5 billion and $7.0 billion in the 2000 second quarter and six months, decreasing $24 million in the quarter and increasing $132 million year-to-date. Policyholder benefits and claims increased 7% from the 1999 quarter to $2.3 billion, and were up 9% to $4.6 billion for the 2000 six months, primarily as a result of increased volume at TLA. The adjusted provision for credit losses decreased 13% in the quarter to $1.2 billion and 8% in the six months to $2.5 billion from the 1999 periods. Global Consumer managed net credit losses were $1.064 billion and the related loss ratio was 2.06% in the 2000 second quarter, down from $1.147 billion and 2.30% in the preceding quarter and $1.201 billion and 2.60% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.67% from 1.87% at March 31, 2000 and 2.00% a year ago. The Global Corporate and Investment Bank provision for credit losses reflected increases of $20 million in the quarter to $131 million, and $32 million in the six months to $255 million, as compared to 1999.

Total capital (Tier 1 and Tier 2) was $60.4 billion or 11.12% of net risk-adjusted assets, and Tier 1 capital was $46.8 billion or 8.62% at June 30, 2000, compared to $62.5 billion or 12.47% and $49.0 billion or 9.78%, respectively, at March 31, 2000. The decreases in the capital levels and related ratios were primarily a result of an increase in net risk-adjusted assets, disallowable intangibles related to acquisitions, and a reduction in minority interest associated with the TAP buyback.

GLOBAL CONSUMER

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $7,004          $6,486             8         $14,068        $12,696             11
Effect of credit card securitization
activity                                        469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     7,473           7,056             6          15,056         13,854              9
Adjusted operating expenses (2)               3,010           2,864             5           6,101          5,691              7
                                          -------------------------------               -------------------------------
Provisions for benefits, claims,
  and credit losses                           1,983           1,942             2           3,999          3,727              7
Effect of credit card securitization
  activity                                      469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted provisions for benefits,
  claims, and credit losses                   2,452           2,512            (2)          4,987          4,885              2
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                       2,011           1,680            20           3,968          3,278             21
Income taxes                                    722             612            18           1,425          1,192             20
Minority interest, after-tax                      9              21           (57)             27             42            (36)
                                          -------------------------------               -------------------------------
Core income                                   1,280           1,047            22           2,516          2,044             23
Restructuring-related items, after-tax           11             (18)           NM               7            (56)            NM
                                                                                        -------------------------------
                                          -------------------------------
Net income                                   $1,291          $1,029            25         $ 2,523        $ 1,988             27
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, investment and personal insurance products and services, including credit and charge cards, to customers around the world -- reported core income of $1.280 billion and $2.516 billion in the 2000 second quarter and six months, up $233 million or 22% and $472 million or 23% from the 1999 periods, reflecting growth in virtually all businesses. Banking/Lending core income increased $118 million or 23% in the quarter and $245 million or 25% in the six months reflecting strong performance across all businesses. In the International businesses, core income grew $94 million or 42% in the quarter and $223 million or 51% in the six months, marked by strong performance in Asia Pacific and Europe, Middle East & Africa. In Latin America, core income was unchanged in the quarter, but was up $23 million or 26% in the six months. In the Insurance segment, core income grew $44 million or 12% and $85 million or 12% from the 1999 periods. Net income of $1.291 billion and $2.523 billion in the 2000 second quarter and six months included restructuring-related credits of $11 million ($18 million pretax) and $7 million ($12 million pretax), respectively. Net income of $1.029 billion and $1.988 billion in the 1999 second quarter and six months included restructuring-related items of $18 million ($30 million pretax) and $56 million ($91 million pretax), respectively.

Banking/Lending

Citibanking North America

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $570            $517            10          $1,145         $1,023             12
Adjusted operating expenses (2)                 331             324             2             667            684             (2)
Provision for credit losses                       7              15           (53)             16             38            (58)
                                          -------------------------------               -------------------------------
Core income before taxes                        232             178            30             462            301             53
Income taxes                                     94              76            24             187            128             46
                                          -------------------------------               -------------------------------
Core income                                     138             102            35             275            173             59
Restructuring-related items, after-tax            8              (5)           NM               8            (19)            NM
                                          -------------------------------               -------------------------------
Net income                                     $146           $  97            51          $  283         $  154             84
------------------------------------------==========================================================================================
Average assets (in billions of dollars)          $9             $10           (10)             $9            $10            (10)
Return on assets                               6.52%           3.89%                         6.32%          3.11%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               6.17%           4.09%                         6.14%          3.49%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $138 million and $275 million in the 2000 second quarter and six months, up $36 million or 35% and $102 million or 59% from the 1999 periods, primarily driven by revenue growth. Net income of $146 million and $283 million in the 2000 second quarter and six months included restructuring-related credits of $8 million ($14 million pretax) in both periods. Net income of $97 million and $154 million in the 1999 second quarter and six months included restructuring-related charges of $5 million ($9 million pretax) and $19 million ($31 million pretax), respectively.

As shown in the following table, Citibanking grew accounts and customer deposits from 1999. Loans declined from a year ago as loan repayments exceeded loan originations.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           6.4             6.0            7              6.4            6.0             7
Average customer deposits                      $44.3           $42.2            5            $43.9          $41.9             5
Average loans                                  $ 7.1           $ 7.6           (7)           $ 7.2          $ 7.6            (5)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $570 million and $1.145 billion in the 2000 second quarter and six months increased $53 million or 10% and $122 million or 12% from the 1999 periods reflecting higher customer deposit spreads and volumes and higher investment product sales, and were partially offset by lower loan revenues. Investment product fees and commissions increased by 22% and 37% from the 1999 second quarter and six months. Adjusted operating expenses increased $7 million or 2% in the quarter and declined $17 million or 2% in the six months reflecting higher variable compensation due to an increased sales force and higher investment product sales, partially offset by lower marketing expenses, and in the six months reflecting reduced fixed costs.

The provision for credit losses declined to $7 million and $16 million in the 2000 second quarter and six months from $15 million and $38 million in the 1999 periods. The net credit loss ratio of 0.86% in the 2000 second quarter declined from 0.98% in the 2000 first quarter and 1.21% a year ago. Loans delinquent 90 days or more of $33 million or 0.46% of loans at June 30, 2000 continued to improve from $48 million or 0.67% at March 31, 2000 and $92 million or 1.22% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $206            $183            13            $410           $352             16
Total operating expenses                         94              84            12             185            145             28
(Benefit) provision for credit losses            (4)              5            NM               1              8            (88)
                                          -------------------------------               -------------------------------
Income before taxes
  and minority interest                         116              94            23             224            199             13
Income taxes                                     44              37            19              86             78             10
Minority interest, after-tax                      6               5            20              11             10             10
                                          -------------------------------               -------------------------------
Net income                                     $ 66            $ 52            27            $127           $111             14
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $35             $29            21             $34             29             17
Return on assets                               0.76%           0.72%                         0.75%          0.77%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $66 million and $127 million in the 2000 second quarter and six months, up $14 million or 27% and $16 million or 14% from the 1999 periods, reflecting growth in both the mortgage and student loan businesses, including the effect of the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One).

As shown in the following table, accounts and loans increased from the 1999 periods reflecting growth in both student loans and mortgages. Accounts reflect growth in student loans and serviced mortgage accounts. Average loans also reflect student loan growth and an increase in on-balance sheet mortgages. Mortgage originations declined as a result of the higher interest rate environment; however, a larger proportion of the originations are at variable interest rates which are typically held on-balance sheet rather than securitized.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                       3.9             3.0           30              3.9             3.0           30
Average loans (1)                              $33.1           $27.3           21            $32.0           $27.0           19
Mortgage originations                          $ 4.8           $ 4.9           (2)           $ 8.2           $ 8.7           (6)
------------------------------------------==========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $206 million and $410 million in the 2000 second quarter and six months grew $23 million or 13% and $58 million or 16% from the 1999 periods, reflecting higher mortgage servicing revenues, offset by lower securitization gains. Revenue increases also reflect the effect of Source One and growth in the student loan portfolio. Operating expenses increased $10 million or 12% and $40 million or 28% from the 1999 periods primarily due to Source One.

The (benefit) provision for credit losses of ($4) million and $1 million in the 2000 second quarter and six months declined from $5 million and $8 million in the 1999 periods. The net credit loss ratio of 0.05% in the 2000 second quarter declined from 0.14% in the 2000 first quarter and 0.17% a year ago, reflecting improvement in the mortgage portfolio. Loans delinquent 90 days or more were $709 million or 1.98% of loans at June 30, 2000, compared with $719 million or 2.29% at March 31, 2000 and $575 million or 2.09% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes and a statutory increase in the length of time Citigroup must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

North America Cards

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,500          $1,410             6          $2,977         $2,783              7
Effect of credit card securitization
  activity                                      469             570           (18)            988          1,158            (15)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     1,969           1,980            (1)          3,965          3,941              1
Adjusted operating expenses (2)                 720             712             1           1,448          1,422              2
Adjusted provision for credit losses (3)        758             825            (8)          1,557          1,636             (5)
                                          -------------------------------               -------------------------------
Core income before taxes                        491             443            11             960            883              9
Income taxes                                    183             164            12             356            326              9
                                          -------------------------------               -------------------------------
Core income                                     308             279            10             604            557              8
Restructuring-related items, after-tax            4               -            NM               4              -             NM
                                          -------------------------------               -------------------------------
Net income                                   $  312          $  279            12          $  608         $  557              9
------------------------------------------==========================================================================================
Average assets (in billions of dollars)(4)      $35             $28            25             $33            $29             14
Return on assets                               3.59%           4.00%                         3.71%          3.87%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets (5)                           3.54%           4.00%                         3.68%          3.87%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization.
(4) Adjusted for the effect of credit card securitization, managed average assets were $81 billion and $80 billion in the 2000 second quarter and six months, respectively, compared to $75 billion and $74 billion in the 1999 second quarter and six months, respectively.
(5) Adjusted for the effect of credit card securitization, the return on managed assets, excluding restructuring-related items, was 1.53% and 1.49% in the second quarters of 2000 and 1999 and 1.52% for the six months of both 2000 and 1999.
NM    Not meaningful
--------------------------------------------------------------------------------

North America Cards -- U.S. bankcards, Canada bankcards, and North America Diners Club -- reported core income of $308 million and $604 million in the 2000 second quarter and six months, up $29 million or 10% and $47 million or 8% from the 1999 periods, principally reflecting an increase in the U.S. bankcards business. Net income of $312 million and $608 million in the 2000 second quarter and six months included restructuring-related credits of $4 million ($5 million pretax) in both periods.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, U.S. bankcards risk adjusted margin of 6.02% and 6.07% in the 2000 second quarter and six months declined 19 basis points and 26 basis points from the 1999 periods, respectively, reflecting lower spreads offset by credit improvements and an increase in non-interest revenues, primarily interchange fees.

                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In billions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                          $1.125            $1.076           $2.226             2.147
Risk adjusted margin % (2)                                            6.02%             6.21%            6.07%             6.33%
---------------------------------------------------------------=====================================================================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.969 billion and $3.965 billion in the 2000 second quarter and six months declined $11 million or 1% from the 1999 second quarter, but increased $24 million or 1% from the 1999 six months as higher interchange fee revenues from sales volume growth and increased fees from cardmember enhancement services were offset by lower spreads. Spread compression in the portfolio principally reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates. Spread compression may continue in 2000 as a result of a higher interest rate environment and continued competitive pressures. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

As shown in the following table, on a managed basis, the U.S. bankcard portfolio experienced a 19% growth in sales volume and a 13% growth in receivables in the 2000 second quarter. Account growth of 2% from the 1999 second quarter reflects new account acquisitions offset by cardmember attrition.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          42.1            41.1            2             42.1           41.1             2
Total sales                                    $48.4           $40.8           19            $90.7          $77.6            17
End-of-period managed receivables              $79.1           $70.3           13            $79.1          $70.3            13
------------------------------------------==========================================================================================

The adjusted provision for credit losses was $758 million and $1.557 billion in the 2000 second quarter and six months, down from $825 million and $1.636 billion in the 1999 periods. U.S. bankcards managed net credit losses in the 2000 second quarter were $740 million and the related loss ratio was 3.96%, down from $782 million and 4.35% in the 2000 first quarter and $803 million and 4.63% in the 1999 second quarter. U.S. bankcards managed loans delinquent 90 days or more were $922 million or 1.18% of loans at June 30, 2000, compared with $1.058 billion or 1.45% at March 31, 2000 and $954 million or 1.36% at June 30, 1999. The improvement in the net credit loss ratio from a year ago reflects stable industry-wide bankruptcy trends and continued credit risk management initiatives.

CitiFinancial

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $474            $396            20            $936           $757             24
Adjusted operating expenses (2)                 187             154            21             375            298             26
Provisions for benefits, claims
  and credit losses                             102             117           (13)            199            221            (10)
                                          -------------------------------               -------------------------------
Core income before taxes                        185             125            48             362            238             52
Income taxes                                     68              47            45             133             89             49
                                          -------------------------------               -------------------------------
Core income                                     117              78            50             229            149             54
Restructuring-related items, after-tax            -               -             -               -             (1)            NM
                                          -------------------------------               -------------------------------
Net income                                     $117           $  78            50            $229           $148             55
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $19             $15            27             $19             15             27
Return on assets                               2.48%           2.09%                         2.42%          1.99%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial -- which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses -- reported core income of $117 million and $229 million in the 2000 second quarter and six months, up $39 million or 50% and $80 million or 54% from the 1999 periods, reflecting lower credit costs and strong business volume growth.

As shown in the following table, receivables grew 23% from the 1999 second quarter due to higher volumes at CitiFinancial branches and cross selling of products through other Citigroup distribution channels. The average net interest margin on receivables of 8.16% in the 2000 second quarter and 8.26% in the 2000 six months declined 83 and 66 basis points, respectively, from the 1999 periods reflecting a continued shift in the portfolio mix toward lower yielding real estate loans and higher funding costs due to increased interest rates. At June 30, 2000, the portfolio consisted of 59% real estate-secured loans, 34% personal loans, and 7% sales finance and other compared with 56%, 36%, and 8%, respectively, at June 30, 1999.

                                             Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------  Increase/    -------------------------------  Increase/
                                                2000            1999        Decrease         2000            1999         Decrease
------------------------------------------------------------------------------------------------------------------------------------
End-of-period receivables (in billions) (1)    $16.7           $13.6           23%           $16.7          $13.6            23%
Average net interest margin %                   8.16%           8.99%         (83) bps        8.26%          8.92%          (66) bps
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes $0.6 billion of loans held for sale in the 2000 periods.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $474 million and $936 million in the 2000 second quarter and six months increased $78 million or 20% and $179 million or 24% from the 1999 periods. Adjusted operating expenses of $187 million and $375 million in the 2000 second quarter and six months grew $33 million or 21% and $77 million or 26% from the 1999 periods. The increase in both revenues and expenses principally reflects strong growth in receivables.

The provisions for benefits, claims, and credit losses were $102 million and $199 million in the 2000 second quarter and six months, down from $117 million and $221 million in the 1999 periods. Net credit losses in the 2000 second quarter were $80 million and the related loss ratio was 1.93%, compared with $76 million and 1.92% in the 2000 first quarter and $70 million and 2.14% a year ago. The 2000 first and second quarters net credit loss ratios included a benefit of approximately 27 basis points in each period, related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $229 million or 1.32% of loans at June 30, 2000, compared with $216 million or 1.33% at March 31, 2000 and $172 million or 1.26% a year ago. The increase in delinquencies from a year ago reflects the impact of previous acquisitions.

Insurance

Travelers Life and Annuity

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $983            $867            13          $1,993         $1,638             22
Provision for benefits and claims               586             494            19           1,189            936             27
Total operating expenses                         97             110           (12)            223            217              3
                                          -------------------------------               -------------------------------
Income before taxes                             300             263            14             581            485             20
Income taxes                                     98              90             9             192            165             16
                                          -------------------------------               -------------------------------
Net income (1)                                 $202            $173            17          $  389        $   320             22
------------------------------------------==========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity and individual life insurance -- reported net income of $202 million and $389 million in the 2000 second quarter and six months, respectively, up from $173 million and $320 million in the comparable periods of 1999. The improvements in 2000 reflect increased business volume and particularly strong investment income versus the prior-year periods. During the first half of 2000, this business achieved double-digit business volume growth in individual annuity account balances and life premiums versus the prior-year reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives. Total operating expenses decreased in the second quarter of 2000 compared to the prior-year period due to the contribution of The Copeland Companies (Copeland) to the CitiStreet joint venture. The increase in revenues was also mitigated by the contribution of Copeland.

The cross-selling initiative of Travelers Life and Annuity products through the Primerica Financial Services (Primerica), Citibank, and Salomon Smith Barney Financial Consultants distribution channels, along with improved sales through CitiStreet via Copeland, and a nationwide network of independent agents and strong group sales through various intermediaries reflects the ongoing effort to build market share by strengthening relationships in key distribution channels.

On July 31, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement.

The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums:

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Individual annuities
   Fixed                                    $   302         $   250            21         $   596        $   444             34
   Variable                                   1,259           1,048            20           2,504          2,024             24
   Individual payout                             22              16            36              42             36             16
GICs and other group annuities                1,439           1,609           (11)          2,896          3,469            (17)
Individual life insurance
   Direct periodic premiums and deposits        113              86            31             230            171             34
   Single premium deposits                       21              21             -              39             37              5
   Reinsurance                                  (20)            (18)          (11)            (39)           (34)           (15)
                                          -------------------------------               -------------------------------
                                             $3,136          $3,012             4          $6,268         $6,147              2
------------------------------------------==========================================================================================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Increased individual annuities sales, combined with favorable market returns from variable annuities, drove account balances to $29.5 billion at June 30, 2000, up 22% from $24.2 billion at June 30, 1999. Net written premiums and deposits for individual annuities increased 20% and 25% in the second quarter and six months of 2000 to $1.583 billion and $3.142 billion, respectively, from $1.314 billion and $2.504 billion in the comparable periods of 1999. The strong sales reflect the marketing initiatives at both Salomon Smith Barney and Primerica and Copeland's penetration of the small company segment of the 401(k) market, as well as strong core agent production.

Group annuity account balances and benefit reserves reached $15.8 billion at June 30, 2000, up 4% from $15.2 billion at the end of the 1999 second quarter. The group annuity businesses experienced continued strong sales momentum in variable rate guaranteed investment contracts, employer sponsored group plans and cross-selling structured settlement annuities through TAP. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.439 billion and $2.896 billion in the second quarter and six months of 2000, respectively, compared to $1.609 billion and $3.469 in the comparable periods of 1999.

Direct periodic premiums and deposits for individual life insurance of $113 million and $230 million in the second quarter and six months of 2000, respectively, were 31% and 34% ahead of the $86 million and $171 million for the comparable periods of 1999 reflecting strong core agency results and the introduction in the fourth quarter of 1999 of a new corporate-owned life insurance product. Life insurance in force was $63.2 billion at June 30, 2000, up from $60.6 billion at year-end 1999 and $57.7 billion at June 30, 1999.

Primerica Financial Services

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $479            $443             8            $951           $875              9
Provision for benefits and claims               126             121             4             251            241              4
Adjusted operating expenses (1)                 159             146             9             321            288             11
                                          -------------------------------               -------------------------------
Core Income before taxes                        194             176            10             379            346             10
Income taxes                                     69              63            10             135            123             10
                                                                                        -------------------------------
                                          -------------------------------
Core Income                                     125             113            11             244            223              9
Restructuring-related items, after-tax            1               -            NM               1              -             NM
                                          -------------------------------               -------------------------------
Net income (2)                                 $126            $113            12            $245           $223             10
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
(2)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans and Travelers Insurance Company annuity products -- reported core income of $125 million and $244 million in the 2000 second quarter and six months, respectively, up from $113 million and $223 million in the comparable periods of 1999. The improvement in 2000 reflects strong mutual fund sales and net investment income and was partially offset by increased infrastructure investment including international expansion scheduled for later in the year. Increases in total production and cross-selling initiatives were achieved during the 2000 second quarter and six months. Earned premiums, net of reinsurance, were $277 million and $548 million in the 2000 second quarter and six months, respectively, up from $269 million and $536 million in the comparable periods of 1999.

Total face amount of issued term life insurance was $18.5 billion and $33.5 billion in the 2000 second quarter and six months, respectively, compared to $15.5 billion and $29.1 billion in the prior-year periods. Life insurance in force reached $403.6 billion at June 30, 2000, up from $394.9 billion at year-end 1999 and $391.7 billion at June 30, 1999, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through more than 100,000 independent representatives. During the 2000 six months, more than 220,000 FNA's were submitted. Variable annuity sales continued to show momentum with net written premiums and deposits of $248 million and $498 million in the 2000 second quarter and six months, respectively, compared to $279 million and $502 million in the prior-year periods. As a result of the increased emphasis placed on cross-selling initiatives, sales of Travelers Life and Annuity variable annuity products in the 2000 second quarter and six months accounted for 96% and 95%, respectively, of total variable annuity sales. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial, respectively, was $476 million and $968 million in the 2000 second quarter and six months, respectively, compared to $493 million and $912 million in the comparable periods last year. Mutual fund sales were $1.15 billion and $2.34 billion for the 2000 second quarter and six months, respectively, 42% and 47% ahead of last year's second quarter and six months. During the 2000 six months, proprietary mutual funds accounted for 47% of Primerica's U.S. sales and 40% of total sales.

Personal Lines

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,041          $1,005             4          $2,068         $1,988              4
Claims and claim adjustment expenses            667             627             6           1,321          1,221              8
Total operating expenses                        253             242             5             501            488              3
                                          -------------------------------               -------------------------------
Income before taxes
  and minority interest                         121             136           (11)            246            279            (12)
Income taxes                                     36              41           (12)             73             85            (14)
Minority interest, after-tax (1)                  3              16           (81)             16             32            (50)
                                          -------------------------------               -------------------------------
Net income (2)                              $    82         $    79             4          $  157        $   162             (3)
------------------------------------------==========================================================================================

(1)   See Note 1 of Notes to Consolidated Financial Statements.
(2)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported net income of $82 million and $157 million in the second quarter and six months of 2000, respectively, compared to $79 million and $162 million in the prior-year periods. The 2000 results reflect increased loss trends and lower favorable prior-year reserve development, offset in part by increased net investment income. Additionally, catastrophe losses were lower in the 2000 second quarter and higher in the 2000 six months when compared to the comparable periods in 1999. Also reflected in the 2000 second quarter and six months are the incremental earnings from the minority interest buyback.

The following table shows net written premiums by product line:

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Personal automobile                            $608            $597             2          $1,191         $1,216             (2)
Homeowners and other                            375             354             6             682            718             (5)
                                          -------------------------------               -------------------------------
Total net written premiums                     $983            $951             3          $1,873         $1,934             (3)
------------------------------------------==========================================================================================

Personal Lines net written premiums for the 2000 second quarter and six months were $983 million and $1.873 billion, respectively, compared to $951 million and $1.934 billion in the comparable periods of 1999. Net written premiums in the 1999 first quarter included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners' premiums written by independent agents by $72 million. The increase in net written premiums in the 2000 second quarter and six months compared to the 1999 periods, excluding the reinsurance adjustment, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements and is offset in part by the curtailment of the sale of the TRAVELERS SECURE(R) auto and homeowners products, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management.

Catastrophe losses, net of taxes and reinsurance, were $17 million and $48 million in the 2000 second quarter and six months, respectively, compared to $23 million and $31 million in the comparable periods of 1999. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. Catastrophe losses in 1999 were due to wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and the Northeast in the first quarter.

The statutory combined ratio for Personal Lines in the 2000 second quarter and six months was 98.1% and 98.6%, respectively, compared to 94.8% and 94.5% in the comparable periods of 1999. The GAAP combined ratio for Personal Lines in the 2000 second quarter and six months was 98.0% and 98.8%, respectively, compared to 94.7% and 93.1% in the comparable periods of 1999. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the statutory and GAAP combined ratios for the second quarter of 2000 compared to the statutory and GAAP combined ratios for the second quarter of 1999 was primarily due to increased loss trends and lower favorable prior-year reserve development, offset in part by lower catastrophe losses.

The 1999 six months statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first six months of 1999 would have been 94.1%. The increase in the statutory and GAAP combined ratios for the first six months of 2000 compared to the statutory and GAAP combined ratios (excluding the premium adjustment) for the first six months of 1999 was primarily due to increased loss trends, higher catastrophe losses and lower favorable prior-year reserve development.

International Consumer

Europe, Middle East & Africa

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $576            $563             2          $1,169         $1,124              4
Adjusted operating expenses (2)                 362             369            (2)            718            742             (3)
Provisions for benefits,
  claims and credit losses                       67              77           (13)            141            157            (10)
                                          -------------------------------               -------------------------------
Core income before taxes                        147             117            26             310            225             38
Income taxes                                     55              44            25             116             84             38
                                          -------------------------------               -------------------------------
Core income                                      92              73            26             194            141             38
Restructuring-related items, after-tax            7              (3)           NM               7             (9)            NM
                                          -------------------------------               -------------------------------
Net income                                    $  99           $  70            41         $   201         $  132             52
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $21             $22            (5)            $22            $22              -
Return on assets                               1.90%           1.28%                         1.84%          1.21%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.76%           1.33%                         1.77%          1.29%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $92 million and $194 million in the 2000 second quarter and six months, up $19 million or 26% and $53 million or 38% from the 1999 periods, reflecting growth across the region, particularly in Germany and India. Net income of $99 million and $201 million in the 2000 second quarter and six months included restructuring-related credits of $7 million ($11 million pretax) in both periods. Net income of $70 million and $132 million in the 1999 second quarter and six months included restructuring-related charges of $3 million ($5 million pretax) and $9 million ($15 million pretax), respectively.

The net effects of foreign currency translation reduced core income in the 2000 second quarter and six months by approximately $16 million and $27 million from the 1999 second quarter and six months and reduced revenue growth by approximately 12% and expense growth by approximately 9% in both the 2000 second quarter and six months compared to the comparable periods of 1999.

As shown in the following table, EMEA reported 9% account growth from a year ago primarily reflecting loan growth, particularly credit cards. However, loan and customer deposit growth was reduced by the effect of foreign currency translation.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          11.7            10.7            9             11.7           10.7             9
Average customer deposits                      $16.1           $17.1           (6)           $16.3          $17.4            (6)
Average loans                                  $16.5           $16.4            1            $16.7          $16.6             1
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $576 million and $1.169 billion in the 2000 second quarter and six months grew $13 million or 2% and $45 million or 4% from the 1999 periods, reflecting loan growth, improved deposit spreads, and higher investment product fees, partially offset by the effect of foreign currency translation. Adjusted operating expenses of $362 million and $718 million in the 2000 second quarter and six months were down $7 million or 2% and $24 million or 3% from the 1999 periods as costs associated with higher business volumes and franchise growth in Central and Eastern Europe were more than offset by the effect of foreign currency translation.

The provisions for benefits, claims, and credit losses were $67 million and $141 million in the 2000 second quarter and six months, down from $77 million and $157 million in the 1999 periods. Net credit losses in the 2000 second quarter were $65 million and the related loss ratio was 1.57%, down from $71 million and 1.70% in the 2000 first quarter and $70 million and 1.71% a year ago. Loans delinquent 90 days or more were $868 million or 5.09% of loans at June 30, 2000, down from $875 million or 5.26% at March 31, 2000 and $899 million or 5.46% a year ago. The declines in the net credit loss ratio and the delinquency ratio reflect the stable economic conditions across the region.

Asia Pacific

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $691            $543            27          $1,374         $1,060             30
Adjusted operating expenses (2)                 340             281            21             674            547             23
Provisions for benefits, claims,
  and credit losses                              67              89           (25)            146            177            (18)
                                          -------------------------------               -------------------------------
Core income before taxes                        284             173            64             554            336             65
Income taxes                                    101              65            55             197            126             56
                                          -------------------------------               -------------------------------
Core income                                     183             108            69             357            210             70
Restructuring-related items, after-tax           (1)             (2)          (50)             (4)            (9)           (56)
                                          -------------------------------               -------------------------------
Net income                                     $182            $106            72          $  353         $  201             76
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $33             $30            10             $33            $30             10
Return on assets                               2.22%           1.42%                         2.15%          1.35%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               2.23%           1.44%                         2.18%          1.41%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $183 million and $357 million in the 2000 second quarter and six months, up $75 million or 69% and $147 million or 70% from the 1999 periods, reflecting business growth across the region. Net income of $182 million and $353 million in the 2000 second quarter and six months included restructuring-related items of $1 million ($2 million pretax) and $4 million ($6 million pretax), respectively. Net income of $106 million and $201 million in the 1999 second quarter and six months included restructuring-related items of $2 million ($4 million pretax) and $9 million ($15 million pretax), respectively.

As shown in the following table, Asia Pacific experienced double-digit growth in accounts, customer deposits, and loans when compared to the 1999 second quarter and six months, reflecting significant increases in Japan, growth in the Cards business across the region, and economic stabilization in most countries. The growth in Japan includes the Diners Club acquisition in the 2000 first quarter which added approximately $0.5 billion in loans and 0.6 million accounts.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In billions of dollars                          2000           1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          10.1             8.6           17             10.1            8.6            17
Average customer deposits                      $47.0           $40.6           16            $46.7          $40.3            16
Average loans                                  $25.4           $22.9           11            $25.3          $22.5            12
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $691 million and $1.374 billion in the 2000 second quarter and six months, increased $148 million or 27% and $314 million or 30% from the 1999 periods, reflecting growth in customer deposits and loans, higher investment product sales, and improved spreads. Adjusted operating expenses were up $59 million or 21% and $127 million or 23% from the 1999 second quarter and six months, reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing. Revenue and expense increases also reflect the acquisition of Diners Club Japan.

The provisions for benefits, claims, and credit losses were $67 million and $146 million in the 2000 second quarter and six months, respectively, down from $89 million and $177 million in the 1999 periods. Net credit losses in the 2000 second quarter were $64 million and the related loss ratio was 1.01%, down from $74 million and 1.19% in the 2000 first quarter and $76 million and 1.33% a year ago. Loans delinquent 90 days or more were $405 million or 1.56% of loans at June 30, 2000, down from $443 million or 1.73% at March 31, 2000 and $509 million or 2.17% a year ago. The declines in the provision, the net credit loss ratio and delinquencies from a year ago reflect economic stabilization in most countries, however, net credit losses increased in Taiwan.

Latin America

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $466            $497            (6)           $985           $961              2
Adjusted operating expenses (2)                 328             299            10             652            590             11
Provision for credit losses                      76             135           (44)            166            236            (30)
                                          -------------------------------               -------------------------------
Core income before taxes                         62              63            (2)            167            135             24
Income taxes                                     21              22            (5)             56             47             19
                                          -------------------------------               -------------------------------
Core income                                      41              41             -             111             88             26
Restructuring-related items, after-tax          (10)             (8)           25             (11)           (18)           (39)
                                          -------------------------------               -------------------------------
Net income                                     $ 31            $ 33            (6)           $100           $ 70             43
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $12             $15           (20)            $13            $15            (13)
Return on assets                               1.04%           0.88%                         1.55%          0.94%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.37%           1.10%                         1.72%          1.18%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $41 million and $111 million in the 2000 second quarter and six months, unchanged from the 1999 second quarter, but up $23 million or 26% from the 1999 six months, reflecting lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate, and offset by reduced interest income related to Confia, a Mexican bank acquired in August 1998, and lower business volumes in certain countries. Core income in the 2000 six months also reflects a 2000 first quarter gain related to the sale of an auto loan portfolio in Puerto Rico. Net income of $31 million and $100 million in the 2000 second quarter and six months included restructuring-related items of $10 million ($12 million pretax) and $11 million ($14 million pretax), respectively. Net income of $33 million and $70 million in the 1999 second quarter and six months included restructuring-related items of $8 million ($12 million pretax) and $18 million ($28 million pretax), respectively.

The net effects of foreign currency translation reduced core income in the 2000 second quarter and six months by approximately $4 million and $3 million from the 1999 second quarter and six months and reduced revenues by approximately 3% and 2%, and expenses by approximately 2% and 1% in the 2000 second quarter and six months, respectively, compared to 1999.

As shown in the following table, Latin America experienced account growth, including the effect of recent acquisitions. Average loans declined 10% and 6% from the 1999 second quarter and six months primarily reflecting the auto loan portfolio sale in Puerto Rico.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           8.4             8.0            5              8.4            8.0             5
Average customer deposits                      $13.7           $13.8           (1)           $13.7          $13.3             3
Average loans                                  $ 7.2           $ 8.0          (10)           $ 7.4          $ 7.9            (6)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $466 million and $985 million in the 2000 second quarter and six months were down $31 million or 6% from the 1999 second quarter, but up $24 million or 2% from the 1999 six months. Revenue in both the 2000 quarter and six months reflects increased earnings from Credicard and is offset by reduced interest revenue from Confia and business volume declines in certain countries, including the effect of the 2000 first quarter auto portfolio sale in Puerto Rico. Revenues in the six months include the gain related to the auto portfolio sale in Puerto Rico. Adjusted operating expenses grew $29 million or 10% and $62 million or 11% from the 1999 second quarter and six months reflecting costs associated with new business initiatives and strategy changes in certain countries. In the 2000 six months, both revenue and expense increases reflect recent acquisitions.

The provision for credit losses was $76 million and $166 million in the 2000 second quarter and six months, down from $135 million and $236 million in the 1999 periods. Net credit losses in the 2000 second quarter were $76 million and the related loss ratio was 4.25%, down from $90 million and 4.77% in the 2000 first quarter and $124 million and 6.17% a year ago. Loans delinquent 90 days or more were $323 million or 4.52% of loans at June 30, 2000 compared with $333 million or 4.58% at March 31, 2000 and $346 million or 4.32% a year ago. The increase in the delinquency ratio from a year ago primarily reflects the effect of the 2000 first quarter sale of the auto loan portfolio in Puerto Rico.

e-Consumer (1)

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $ 28            $ 23            22            $ 59           $ 47             26
Total operating expenses                        103              69            49             244            130             88
                                          -------------------------------               -------------------------------
Loss before tax benefits                        (75)            (46)          (63)           (185)           (83)            NM
Income tax benefits                             (29)            (18)          (61)            (70)           (32)            NM
                                          -------------------------------               -------------------------------
Net loss                                       ($46)           ($28)          (64)          ($115)          ($51)            NM
------------------------------------------==========================================================================================

(1) Includes the portion of Internet development directly related to Citigroup's consumer businesses, previously shown as a part of e-Citi.
NM    Not meaningful
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported net losses of $46 million and $115 million in the 2000 second quarter and six months, up from $28 million and $51 million in the 1999 periods, reflecting continued investment in Internet financial services and charges related to the termination of certain contracts and other initiatives.

Other Consumer

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        ($10)            $39            NM             $ 1           $ 88            (99)
Adjusted operating expenses (2)                  36              74           (51)             93            140            (34)
Provision for credit losses                       -               7            NM               -             14             NM
                                          -------------------------------               -------------------------------
Loss before tax benefits                        (46)            (42)          (10)            (92)           (66)           (39)
Income tax benefits                             (18)            (19)            5             (36)           (27)           (33)
                                          -------------------------------               -------------------------------
Loss                                            (28)            (23)          (22)            (56)           (39)           (44)
Restructuring-related items, after-tax            2               -            NM               2              -             NM
                                          -------------------------------               -------------------------------
Net loss                                       ($26)           ($23)          (13)           ($54)          ($39)           (38)
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $26 million and $54 million in the 2000 second quarter and six months, up from $23 million and $39 million in the 1999 periods. The increase in the net loss compared to a year ago reflects lower treasury earnings, offset by reduced staff levels and lower marketing costs. The increase in the six months net loss also reflects costs associated with the termination of certain global distribution initiatives. 1999 second quarter and six months revenue, expense, and provision for credit losses include the results of the private label cards business that was discontinued in early 2000.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                           Average
                                      Loans        90 Days or More Past Due (1)        Loans            Net Credit Losses (1)
                                  --------------------------------------------------------------------------------------------------
In millions of dollars,             June 30,    June 30,     Mar. 31,    June 30,    2nd Qtr.     2nd Qtr.    1st Qtr.    2nd Qtr.
  except loan amounts in billions     2000        2000         2000        1999        2000         2000        2000        1999
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $   7.2     $    33     $    48        $  92     $   7.1      $   15      $    17      $   23
Ratio                                              0.46%       0.67%        1.22%                   0.86%        0.98%       1.21%
Mortgage Banking                       35.8         709         719          575        33.1           4           11          11
Ratio                                              1.98%       2.29%        2.09%                   0.05%        0.14%       0.17%
U.S. Bankcards                         78.4         922       1,058          954        75.2         740          782         803
Ratio                                              1.18%       1.45%        1.36%                   3.96%        4.35%       4.63%
Other North America Cards               2.4          31          29           24         2.3          17           16          16
Ratio                                              1.24%       1.21%        1.08%                   3.03%        2.98%       2.99%
CitiFinancial                          17.3         229         216          172        16.7          80           76          70
Ratio                                              1.32%       1.33%        1.26%                   1.93%        1.92%       2.14%
Europe, Middle East & Africa           17.0         868         875          899        16.5          65           71          70
Ratio                                              5.09%       5.26%        5.46%                   1.57%        1.70%       1.71%
Asia Pacific                           26.0         405         443          509        25.4          64           74          76
Ratio                                              1.56%       1.73%        2.17%                   1.01%        1.19%       1.33%
Latin America                           7.1         323         333          346         7.2          76           90         124
Ratio                                              4.52%       4.58%        4.32%                   4.25%        4.77%       6.17%
Global Private Bank (2)                24.5          78          87          162        23.8           3           10           2
Ratio                                              0.32%       0.37%        0.88%                   0.05%        0.18%       0.05%
Other                                   0.1           -           -            9         0.1           -            -           6

------------------------------------------------------------------------------------------------------------------------------------
Total managed                         215.8       3,598       3,808        3,742       207.4       1,064        1,147       1,201
Ratio                                              1.67%       1.87%        2.00%                   2.06%        2.30%       2.60%
-----------------------------------=================================================================================================
Securitized credit card
  receivables                         (44.8)       (544)       (702)        (652)      (45.8)       (441)        (499)       (541)
Loans held for sale                    (8.1)        (62)        (31)         (35)       (5.8)        (28)         (20)        (29)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                       $162.9      $2,992      $3,075       $3,055      $155.8      $  595       $  628      $  631
Ratio                                              1.84%       2.03%        2.29%                   1.54%        1.71%       1.91%
-----------------------------------=================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Global Private Bank results are reported as part of the Global Investment Management and Private Banking segment.
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                                    End of Period                                Average
                                                           --------------------------------           ------------------------------
                                                            June 30,   Mar. 31,  June 30,              2nd Qtr.   1st Qtr.  2nd Qtr.
In billions of dollars                                        2000       2000      1999                  2000       2000      1999
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $215.8     $203.3     $187.4               $207.4    $200.3     $185.1
Securitized credit card receivables                           (44.8)     (48.0)     (47.4)               (45.8)    (48.2)     (46.7)
Loans held for sale                                            (8.1)      (4.2)      (6.5)                (5.8)     (4.3)      (6.2)
                                                           --------------------------------           ------------------------------
Consumer loans                                               $162.9     $151.1     $133.5               $155.8    $147.8     $132.2
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.6 billion with a related delinquency ratio of 1.67% of loans at June 30, 2000, compared with $3.8 billion or 1.87% at March 31, 2000 and $3.7 billion or 2.00% a year ago. Total managed net credit losses in the 2000 second quarter were $1.1 billion and the related loss ratio was 2.06%, compared with $1.1 billion and 2.30% in the 2000 first quarter and $1.2 billion and 2.60% in the 1999 second quarter. For a discussion on trends by business, see business discussions on pages 4 - 15.

Citigroup's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.4 billion at June 30, 2000, March 31, 2000, and June 30, 1999. The allowance as a percentage of loans on the balance sheet was 2.08% at June 30, 2000, down from 2.25% at March 31, 2000 and 2.57% at June 30, 1999 reflecting improved credit performance in certain portfolios and loan growth. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase from the 2000 second quarter as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

In the fourth quarter of 2000, Citigroup will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citigroup's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results since Citigroup believes that it maintains adequate reserves for credit losses inherent in its loan portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

GLOBAL CORPORATE AND INVESTMENT BANK

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $7,855          $6,962            13         $16,055        $14,098             14
Adjusted operating expenses (2)               4,512           4,008            13           8,851          8,071             10
Provisions for benefits, claims,
  and credit losses                           1,034             984             5           2,000          1,961              2
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                       2,309           1,970            17           5,204          4,066             28
Income taxes                                    757             685            11           1,779          1,405             27
Minority interest, after-tax                     15              41           (63)             59             78            (24)
                                          -------------------------------               -------------------------------
Core income                                   1,537           1,244            24           3,366          2,583             30
Restructuring-related items, after-tax            3              (3)           NM               3            117            (97)
                                          -------------------------------               -------------------------------
Net income (3)                               $1,540          $1,241            24         $ 3,369        $ 2,700             25
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   The 1999 six-month period excludes cumulative effect of accounting changes.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets in 100 countries and consists of Salomon Smith Barney (SSB), Emerging Markets, Global Relationship Banking (GRB) and the Commercial Lines business of TAP.

Global Corporate and Investment Bank core income of $1.537 billion and $3.366 billion grew $293 million or 24% in the 2000 second quarter and $783 million or 30% in the 2000 six months compared to 1999. The 2000 second quarter reflects core income growth from the comparable 1999 quarter of $112 million or 76% in GRB, $84 million or 29% in Emerging Markets, $66 million or 33% in Commercial Lines and $31 million or 5% in SSB. The 2000 six months reflects core income growth from 1999 of $340 million or 27% in SSB, $165 million or 49% in GRB, $161 million or 27% in Emerging Markets and $117 million or 30% in Commercial Lines.

SSB's core income growth was driven by strong revenue momentum in commissions, investment banking fees and other fee-based Private Client revenues along with earnings from the investment in Nikko Securities. Emerging Markets core income growth was driven by broad-based growth in revenues from transaction services and improved credit. GRB's core income growth was a result of revenue growth in transaction services and equity derivatives, partially offset by higher net write-offs. Commercial Lines improvement primarily reflects revenue growth from rate increases achieved in prior quarters, and higher net investment income and fee income.

Net income in the 1999 six months included restructuring-related items of $117 million ($198 million pretax) consisting mainly of a release of the 1997 restructuring reserve that resulted from SSB's reassessment of space needs due to the Citicorp merger. See further discussion of the restructuring-related items in Note 7 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic policies and credit environments, among other factors, in the 100 countries in which the businesses operate. Economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Salomon Smith Barney

The following segment data includes the earnings of an investment in Nikko Securities but does not include the Asset Management division of Salomon Smith Barney, which is included in the SSB Citi Asset Management Group and Global Retirement Services results.

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $3,693          $3,269            13          $7,879         $6,610             19
Adjusted operating expenses (1)               2,752           2,308            19           5,416          4,646             17
                                          -------------------------------               -------------------------------
Core income before taxes                        941             961            (2)          2,463          1,964             25
Income taxes                                    300             351           (15)            865            706             23
                                          -------------------------------               -------------------------------
Core income                                     641             610             5           1,598          1,258             27
Restructuring-related items, after-tax            -               -             -               -            124             NM
                                          -------------------------------               -------------------------------
Net income (2)                               $  641          $  610             5          $1,598         $1,382             16
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
(2)   The 1999 six-month period excludes cumulative effect of accounting changes.
NM    Not meaningful
--------------------------------------------------------------------------------

Salomon Smith Barney reported core income in the 2000 second quarter and six months of $641 million and $1.598 billion, respectively, compared to $610 million and $1.258 billion in the 1999 periods. Salomon Smith Barney's earnings reflect strong growth in commissions, investment banking fees and fee-based Private Client revenues combined with earnings from the investment in Nikko Securities. Total client assets in the Private Client business grew 21% from a year ago to $1.032 trillion while annualized gross production per Financial Consultant reached $548,000 in the first six months of 2000 compared to $478,000 in the first six months of 1999. Included in the 1999 six months net income is a net after-tax restructuring credit of $124 million ($209 million pretax). See
Note 7 of Notes to Consolidated Financial Statements for discussions of the restructuring-related items.

On May 1, 2000, the Company completed the approximately 1.36 billion British Pound ($2.2 billion) acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. The combined European operations of the Company are now known as Schroder Salomon Smith Barney.

Revenues by category were as follows:

                                             Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------       %       -------------------------------      %
In millions of dollars                          2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                   $1,017         $   903            13          $2,326         $1,803             29
Investment banking                               826             762             8           1,731          1,417             22
Principal transactions                           636             698            (9)          1,496          1,672            (11)
Asset management
  and administration fees                        545             400            36           1,044            777             34
Interest income, net (1)                         449             457            (2)            822            827             (1)
Other income                                     220              49            NM             460            114             NM
                                           -------------------------------               -------------------------------
Total revenues, net of interest expense (1)   $3,693          $3,269            13          $7,879         $6,610             19
------------------------------------------==========================================================================================

(1) Net of interest expense of $3.479 billion and $2.407 billion in the 2000 and 1999 second quarters, and $6.432 billion and $4.648 billion in the 2000 and 1999 six months.
NM    Not meaningful
--------------------------------------------------------------------------------

Revenues, net of interest expense, in the 2000 second quarter and six months were $3.693 billion and $7.879 billion, respectively, a 13% and 19% improvement over the comparable 1999 periods. The increase in commissions reflects robust sales of listed and over-the-counter securities. Investment banking revenue growth reflects increases in merger and acquisition fees and equity underwriting and was partially offset by a decline in high yield underwriting. Principal transaction revenues were down primarily due to less robust conditions in the fixed income markets. The increase in other income primarily reflects the increase in ownership in Nikko Securities (see Note 1 of Notes to Consolidated Financial Statements) along with higher income from the Nikko SSB joint venture which began operations during the 1999 first quarter. The growth in asset management and administration fees, which include results from assets managed by the Financial Consultants as well as those managed externally by the Consulting Group, corresponds to the 36% growth in assets under fee-based management.

Total assets under fee-based management at June 30, were as follows:

                                                                                              June 30,
                                                                                 -----------------------------------        %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                                                $  58.2          $  29.5              97
Consulting Group externally managed assets                                             135.8            113.6              20
                                                                                 -----------------------------------
Total assets under fee-based management                                               $194.0           $143.1              36
---------------------------------------------------------------------------------===================================================

Adjusted operating expenses were $2.752 billion and $5.416 billion in the 2000 second quarter and six months, respectively, up 19% and 17% compared to the year-ago periods. The growth reflects higher production-related compensation and other expenses resulting from increased revenues and the Schroders acquisition in the 2000 second quarter.

Emerging Markets

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,270          $1,096            16          $2,508         $2,239             12
Adjusted operating expenses (2)                 602             523            15           1,136          1,044              9
Provision for credit losses                      79             110           (28)            163            225            (28)
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                         589             463            27           1,209            970             25
Income taxes                                    215             175            23             441            366             20
Minority interest, after-tax                      4               2            NM               6              3             NM
                                          -------------------------------               -------------------------------
Core income                                     370             286            29             762            601             27
Restructuring-related items, after-tax            3              (1)           NM               3             (2)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  373          $  285            31          $  765         $  599             28
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $87             $83             5             $85            $82              4
Return on assets                                1.72%           1.38%                         1.81%          1.47%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful.
--------------------------------------------------------------------------------

Emerging Markets core income was $370 million and $762 million in the 2000 second quarter and six months, up $84 million or 29% and $161 million or 27% from 1999. In June 2000, Emerging Markets completed the acquisition of a majority interest in Bank Handlowy, Poland's largest commercial bank. Return on assets was 1.72% in the 2000 second quarter, up from 1.38% in 1999. In the six months ended June 30, 2000, return on assets was 1.81%, up from 1.47% in the 1999 six months.

Revenues, net of interest expense, were $1.270 billion and $2.508 billion in the 2000 second quarter and six months, up $174 million or 16% and $269 million or 12%, respectively, from 1999. Revenue growth in the 2000 second quarter was led by CEEMEA (Central and Eastern Europe, Middle East and Africa), up 28%, primarily due to growth in trading-related revenue and transaction services as well as the acquisition of Bank Handlowy. Latin America revenues were up 11% in the 2000 second quarter primarily due to growth in transaction services and structured products and partially offset by a decline in trading-related revenue, while Asia revenues were up 6% reflecting growth in transaction services and realized investment gains and partially offset by lower trading-related revenue. The six-month comparison reflected strong growth across all regions in transaction services and structured products along with higher realized investment gains, partially offset by lower trading-related revenue in Latin America and Asia. About 23% of the Emerging Markets revenue in the 2000 second quarter and six months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 8% and 9%, respectively, from the prior-year periods.

Adjusted operating expenses in the 2000 second quarter and six months increased 15% and 9% compared to 1999. The growth in expenses was primarily due to the acquisition of Bank Handlowy, investment spending to gain market share in selected emerging market countries and increases in incentive compensation and other operating expenses.

The provision for credit losses totaled $79 million and $163 million in the 2000 second quarter and six months, down $31 million and $62 million from the respective 1999 periods. Net write-offs declined in Asia, partially offset by an increase in Latin America. Cash-basis loans were $1.132 billion at June 30, 2000, up $66 million from March 31, 2000, principally due to the addition of Bank Handlowy and partially offset by reductions in Asia and CEEMEA. Compared to a year ago, cash-basis loans were $65 million lower as declines in Asia were partially offset by the acquisition of Bank Handlowy and increases in Latin America.

Average assets of $87 billion and $85 billion in the 2000 second quarter and six months reflected growth of $4 billion and $3 billion, respectively, compared to a year ago, primarily due to higher loans and trading assets and the Bank Handlowy acquisition.

Global Relationship Banking

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,266          $1,039            22          $2,474         $2,157             15
Adjusted operating expenses (2)                 805             805             -           1,599          1,633             (2)
Provision (benefit) for credit losses            52               1            NM              92             (2)            NM
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                         409             233            76             783            526             49
Income taxes                                    147              86            71             281            192             46
Minority interest, after-tax                      3               -            NM               3              -             NM
                                          -------------------------------               -------------------------------
Core income                                     259             147            76             499            334             49
Restructuring-related items, after-tax            -              (2)           NM               -             (5)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  259          $  145            79          $  499         $  329             52
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $95             $81            17             $90            $85              6
Return on assets                                1.10%           0.72%                         1.11%          0.78%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Europe and Japan was $259 million and $499 million in the 2000 second quarter and six months, up $112 million or 76% and $165 million or 49% from 1999. During the 2000 second quarter, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco. Return on assets was 1.10% in the 2000 second quarter, up from 0.72% in 1999. In the 2000 six months, return on assets was 1.11%, up from 0.78% in the comparable 1999 period.

Revenues, net of interest expense, of $1.266 billion in the 2000 second quarter and $2.474 billion in the 2000 six months grew $227 million or 22% and $317 million or 15%, respectively, compared to 1999. The increases were driven by strong growth in transaction services, equity derivatives and structured products, which includes the effect of the Copelco acquisition. Both comparisons were negatively impacted by lower funding and gapping results in 2000.

Adjusted operating expenses of $805 million and $1.599 billion in the 2000 second quarter and six months were flat compared to the related 1999 quarter and down $34 million or 2% in the six-month comparison. The decrease in expenses in the 2000 six months was due to lower year 2000 and European Economic Monetary Union expenses, the impact of previous restructuring actions and business integration initiatives and was partially offset by higher incentive compensation and the acquisition of Copelco.

The provision for credit losses was $52 million and $92 million in the current quarter and six months compared to $1 million in the 1999 second quarter and a net benefit of $2 million in the 1999 six months. Net write-offs in 2000 increased primarily due to exposure in the health-care industry in North America. Cash-basis loans were $465 million at June 30, 2000, up $146 million from March 31, 2000 and $186 million from June 30, 1999. The increase in cash-basis loans in the 2000 second quarter was primarily attributable to the acquisition of Copelco. The Other Real Estate Owned portfolio was $135 million at June 30, 2000, down $6 million from March 31, 2000 and $43 million from June 30, 1999 due to decreases in the North America real estate portfolio.

Average assets of $95 billion and $90 billion in the 2000 second quarter and six months increased $14 billion and $5 billion from 1999, primarily reflecting increases in trading assets and loans as well as the acquisition of Copelco.

Commercial Lines

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,626          $1,558             4          $3,194         $3,092              3
Claims and claim adjustment expenses            903             873             3           1,745          1,738              -
Total operating expenses                        353             372            (5)            700            748             (6)
                                          -------------------------------               -------------------------------
Income before taxes
  and minority interest                         370             313            18             749            606             24
Income taxes                                     95              73            30             192            141             36
Minority interest, after-tax (1)                  8              39           (79)             50             75            (33)
                                          -------------------------------               -------------------------------
Net income (2) (3)                           $  267          $  201            33          $  507         $  390             30
------------------------------------------==========================================================================================

(1)   See Note 1 of Notes to Consolidated Financial Statements.
(2)   The 1999 six-month period excludes cumulative effect of accounting changes.
(3)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported net income, excluding the effect of accounting changes, of $267 million and $507 million in the 2000 second quarter and six months, up from $201 million and $390 million in the comparable periods of 1999. The improvements in the 2000 periods over the 1999 periods reflect rate increases achieved in prior quarters, higher net investment income, lower catastrophe losses, higher fee income, a benefit resulting from legislative action in South Carolina that changed the manner in which it finances its workers' compensation second-injury funds, and continued expense reductions which were partially offset by increased loss trends in the 2000 second quarter and six-month periods and lower favorable prior-year reserve development in the second quarter. Also reflected in the 2000 second quarter and six months are the incremental earnings from the minority interest buyback. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

Net written premiums by market were as follows:

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
National Accounts                          $     58         $   101           (43)        $   150       $    251            (40)
Commercial Accounts                             458             440             4             945            884              7
Select Accounts                                 407             394             3             794            766              4
Specialty Accounts                              310             160            94             491            308             59
                                          -------------------------------               -------------------------------
Total net written premiums                   $1,233          $1,095            13          $2,380         $2,209              8
------------------------------------------==========================================================================================

Commercial Lines net written premiums in the 2000 second quarter and six months totaled $1.233 billion and $2.380 billion, respectively, compared to $1.095 billion and $2.209 billion in the comparable periods of 1999. Included in Specialty Accounts net written premiums in the 2000 second quarter and six months is an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance surety business. The trend in written premiums for all lines continues to reflect the impact of an improving rate environment as evidenced by the favorable pricing on renewal business and an increase in new business premiums. Also contributing to the net written premium increase in Specialty Accounts was the impact of the ongoing business associated with the Reliance surety acquisition as well as reinsurance activity. The net written premium decrease in National Accounts was primarily due to a shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation.

National Accounts new business was significantly lower in the 2000 second quarter than in the 1999 second quarter and was significantly higher in the 2000 six months than in the 1999 six months, reflecting the acquisition of several large accounts in 2000. National Accounts business retention ratio in the 2000 second quarter was significantly lower than in the 1999 second quarter and in the 2000 six months was moderately lower than in the 1999 six months, reflecting the loss of several large accounts in 2000.

Commercial Accounts new business in the 2000 second quarter was moderately higher and in the 2000 six months was significantly higher than the comparable periods in 1999, reflecting the increased market activity resulting from the pricing environment. Commercial Accounts business retention ratio in the 2000 second quarter was significantly lower and in the 2000 six months was moderately lower than the comparable periods in 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

New premium business in Select Accounts was significantly higher in both the 2000 second quarter and six months than the comparable periods in 1999. New business was low in the 1999 second quarter and six months reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the 2000 second quarter was moderately lower than the comparable period in 1999, reflecting a small increase in lost business due to the renewal price increases in 2000.

Select Accounts business retention ratio remained strong in the 2000 six months and was virtually the same as that in the 1999 six months.

The statutory combined ratio before policyholder dividends for Commercial Lines in the 2000 second quarter and six months was 106.6% and 104.0%, respectively, compared to 105.6% and 105.2% in the comparable periods of 1999. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2000 second quarter and six months was 101.1% and 100.8%, respectively, compared to 106.2% and 106.6% in the comparable periods of 1999. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 second quarter and six months statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance surety business. Excluding this adjustment, the 2000 second quarter statutory and GAAP combined ratios before policyholder dividends would have been 105.4% and 104.0%, respectively, and the 2000 six-month statutory and GAAP combined ratios before policyholder dividends would have been 103.4% and 102.3%, respectively. The improvement in the 2000 second quarter and six-month statutory and GAAP combined ratios before policyholder dividends, excluding this adjustment, compared to the 1999 second quarter and six-month statutory and GAAP combined ratios before policyholder dividends was due to rate increases achieved in prior quarters, lower catastrophe losses, the benefit of the South Carolina legislative action, higher fee income and continued expense reductions which were partially offset by increased loss trends in the 2000 second quarter and six-month periods and lower favorable prior-year reserve development in the second quarter.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At June 30, 2000, approximately 24% of the net aggregate reserve (i.e., approximately $149 million) consisted of case reserve for resolved claims. The balance, approximately 76% of the net aggregate reserve (i.e., approximately $474 million), was carried in a bulk reserve and included incurred but not reported environmental claims for which specific claims have not been received.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At June 30, 2000, approximately 13% of the net aggregate reserve (i.e., approximately $106 million) was for pending asbestos claims. The balance, approximately 87% of the net aggregate reserve (i.e., approximately $714 million), represents incurred but not reported losses for which specific claims have not been received.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses for the three months ended:

                                                                                     June 30,         Mar. 31,          June 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
   Emerging Markets                                                                   $1,132           $1,066            $1,197
   Global Relationship Banking                                                           465              319               279
                                                                                 ---------------------------------------------------
Total Global Corporate Bank                                                            1,597            1,385             1,476
Insurance and Investment Activities                                                       41               70                79
                                                                                 ---------------------------------------------------
Total commercial cash-basis loans                                                     $1,638           $1,455            $1,555
---------------------------------------------------------------------------------===================================================
Net credit losses
   Emerging Markets                                                                     $ 79            $  84              $110
   Global Relationship Banking                                                            52               40                 1
                                                                                 ---------------------------------------------------
Total net credit losses                                                                 $131             $124              $111
---------------------------------------------------------------------------------===================================================

For a discussion of trends by business, see the business discussions on pages 19
- 20.

Citigroup's allowance for credit losses of $6.7 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $3.3 billion at June 30, 2000, $3.2 billion at March 31, 2000 and $3.3 billion at June 30, 1999. The increase in the allowance in the second quarter of 2000 reflects acquisitions.

                                                                                     June 30,         Mar. 31,          June 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                                $3,345           $3,248            $3,307
As a percentage of total commercial loans                                               3.01%            3.19%             3.35%
---------------------------------------------------------------------------------===================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $818            $659            24          $1,611         $1,290             25
Adjusted operating expenses (2)                 536             404            33           1,026            805             27
Provision for credit losses                       3               2            50              25             10             NM
                                          -------------------------------               -------------------------------
Core income before taxes                        279             253            10             560            475             18
Income taxes                                    107              98             9             215            184             17
                                          -------------------------------               -------------------------------
Core income                                     172             155            11             345            291             19
Restructuring-related items, after-tax            1               -            NM               1              -             NM
                                          -------------------------------               -------------------------------
Net income                                     $173            $155            12         $   346        $   291             19
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of the SSB Citi Asset Management Group and Global Retirement Services and the Global Private Bank. These companies offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income of $172 million in the 2000 second quarter and $345 million in the 2000 six months was up $17 million or 11% and $54 million or 19% from a year ago. Revenues increased, driven by acquisitions and growth in both assets and client business volumes under management, and were partially offset by higher costs associated with the acquisitions and continued expansion of sales and marketing efforts and investments in technology. The increase in the provision for credit losses in the six-month period related to a loan in EMEA.

SSB Citi Asset Management Group and Global Retirement Services

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $480            $358            34            $910           $714             27
Total operating expenses                        326             218            50             603            440             37
                                          -------------------------------               -------------------------------
Income before taxes                             154             140            10             307            274             12
Income taxes                                     61              56             9             122            109             12
                                          -------------------------------               -------------------------------
Net income                                     $ 93            $ 84            11            $185           $165             12
------------------------------------------==========================================================================================
Assets under management
  (in billions of dollars) (2)                 $389            $360             8            $389           $360              8
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $35 billion in the 2000 and 1999 periods, respectively, for Global Private Bank clients.
--------------------------------------------------------------------------------

SSB Citi Asset Management Group and Global Retirement Services is composed of the substantial resources that are available through its three primary asset management business platforms -- Salomon Brothers Asset Management, Smith Barney Asset Management and Citibank Asset Management -- and also includes the pension management businesses of Global Retirement Services. These businesses offer institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

Net income of $93 million and $185 million in the 2000 second quarter and six months was up $9 million or 11% and $20 million or 12% from the comparable 1999 periods, reflecting the impact of acquisitions and growth in asset-based fee revenues and partially offset by increased expenses.

Assets under management rose 8% from the year-ago second quarter to $389 billion, as growth continued across most product categories. Growth in private client separately managed accounts and equity funds was strong, rising 20% and 16%, respectively, from the 1999 second quarter and was partially offset by declines in fixed income funds. Institutional client assets in the 2000 second quarter rose 6% to $153 billion aided by cross-selling efforts including $6 billion in client assets raised from Global Corporate and Investment Bank customers. Sales of long-term mutual funds and managed account products through the SSB retail sales channel rose 13% from the 1999 second quarter to $4.8 billion, representing 38% of all such products distributed through the retail channel. In addition, in the 2000 second quarter, Primerica sold $469 million of U.S. mutual and money funds representing 46% of Primerica's sales, and other Global Consumer businesses sold $3.5 billion of mutual and money funds through its channels, including $506 million in Europe and $322 million in Japan.

Revenues, net of interest expense, of $480 million and $910 million in the 2000 second quarter and six months increased $122 million or 34% and $196 million or 27% from the 1999 second quarter and six months, respectively, primarily reflecting the Siembra and Garante acquisitions in the Latin America Retirement Services business and growth in asset-based fee revenues.

Operating expenses of $326 million and $603 million in the 2000 quarter and six months increased $108 million or 50% and $163 million or 37% from the 1999 periods, reflecting the acquisitions, additional investments in sales and marketing activities, technology, and product development.

Global Private Bank

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $338            $301            12            $701           $576             22
Adjusted operating expenses (2)                 210             186            13             423            365             16
Provision for credit losses                       3               2            50              25             10             NM
                                          -------------------------------               -------------------------------
Core income before taxes                        125             113            11             253            201             26
Income taxes                                     46              42            10              93             75             24
                                          -------------------------------               -------------------------------
Core income                                      79              71            11             160            126             27
Restructuring-related items, after-tax            1               -            NM               1              -             NM
                                          -------------------------------               -------------------------------
Net income                                     $ 80            $ 71            13            $161           $126             28
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $24             $19            26             $24            $19             26
Return on assets                                1.34%           1.50%                         1.35%          1.34%
------------------------------------------==========================================================================================
Client business volumes
under management (in billions of dollars)      $149            $125            19            $149           $125             19
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported core income of $79 million for the 2000 second quarter, up $8 million or 11% from 1999, reflecting continued strong customer revenue momentum and partially offset by increased front-end staff expenses. Core income for the 2000 six months was $160 million, up $34 million or 27% from 1999, reflecting the above, as well as a higher provision for credit losses.

Client business volumes under management, which comprise loans, deposits, client assets under fee-based management and custody accounts, were $149 billion at June 30, 2000, up 19% from $125 billion a year ago, reflecting growth in all regions, especially in the U.S. and Asia Pacific. Business volumes grew in all product lines, led by the custody and lending businesses.

Total revenues, net of interest expense, were $338 million in the 2000 second quarter and $701 million in the 2000 six months, up $37 million or 12% and $125 million or 22% from the 1999 periods. Net interest and recurring fee-based revenues increased $38 million or 19% from the 1999 second quarter and $73 million or 18% from the 1999 six months, while transaction revenues, including placement fees on alternative investments, grew $7 million or 13% from the 1999 second quarter and $49 million or 52% from the 1999 six months. The increase in revenues was led primarily by significant growth internationally, up $25 million or 13% and $95 million or 26% from the comparable 1999 quarter and six months, as well as continued favorable trends in the U.S., up $12 million or 11% and $30 million or 14% from the respective 1999 periods.

Total operating expenses of $210 million and $423 million in the quarter and six months were up $24 million or 13% and $58 million or 16% from the 1999 periods, primarily reflecting higher levels of bankers and product specialists (up 12%) hired to boost front-end sales and service capabilities.

The provision for credit losses was $3 million for the 2000 second quarter and $25 million year-to-date, compared with $2 million and $10 million for the 1999 periods. The increase in the 2000 six months related to a loan in EMEA. Net credit losses in the 2000 second quarter remained at a nominal level of 0.05% of average loans, compared with 0.18% and 0.05% for the 2000 first quarter and 1999 second quarter, respectively. Loans 90 days or more past due were lower at $78 million or 0.32% of loans at June 30, 2000, compared to $87 million or 0.37% at March 31, 2000 and $162 million or 0.88% at June 30, 1999.

CORPORATE/OTHER

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       ($160)           $  3            NM           ($249)          ($57)            NM
Adjusted operating expenses (2)                 162             184           (12)            524            330             59
(Credit) provision for benefits,
  claims, and credit losses                      (2)             13            NM              (4)            20             NM
                                          -------------------------------               -------------------------------
Loss before tax benefits                       (320)           (194)           65            (769)          (407)            89
Income tax benefits                            (104)            (63)           65            (283)          (130)            NM
                                          -------------------------------               -------------------------------
Loss                                           (216)           (131)           65            (486)          (277)            75
Restructuring-related items, after-tax          (17)             (8)           NM             (25)           (16)            56
                                          -------------------------------               -------------------------------
Net loss                                      ($233)          ($139)           68           ($511)         ($293)            74
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of internet-related development activities (e-Citi) not allocated to the individual businesses.

Net loss of $233 million and $511 million in the 2000 second quarter and six months increased $94 million or 68% and $218 million or 74% over the respective prior-year periods, primarily reflecting higher treasury costs and increases in certain unallocated corporate costs. The 2000 six-month period loss also includes a $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, which are reflected in Investment Activities.

INVESTMENT ACTIVITIES

                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                             $387              $270           $1,403              $423
Total operating expenses                                              19                17               43                31
                                                               ---------------------------------------------------------------------
Income before taxes and minority interest                            368               253            1,360               392
Income taxes                                                         135                88              500               136
Minority interest, after-tax                                          (1)                3               (8)                5
                                                               ---------------------------------------------------------------------
Net income                                                          $234              $162           $  868              $251
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $234 million and $868 million for the 2000 second quarter and six months, respectively, was up $72 million and $617 million from the comparable 1999 periods, primarily reflecting strong performance in the venture capital portfolios and a higher level of realized gains.

Revenues, net of interest expense, of $387 million for the 2000 second quarter increased $117 million from 1999, primarily reflecting an increase in venture capital results and realized gains in corporate and refinancing portfolio investments. For the 2000 six months, revenues, net of interest expense, of $1.4 billion increased $980 million from 1999, primarily reflecting an increase in venture capital results and realized gains in corporate and insurance-related investments, reflecting strong equity markets. Partially offsetting the revenue increases were losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of global financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; the impact of higher interest rates on spreads in the Cards business; the adoption by the Company of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; the resolution of legal proceedings and related matters; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of June 30, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of June 30, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 20 to 1,851 basis points, depending on the currency.

The following table illustrates that, as of June 30, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $109 million in the next twelve months, and approximately $110 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $78 million in the next twelve months, and approximately $118 million for the five-year period 2000-2005.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                  Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of (1)
                                                                     Two Standard Deviations          Two Standard Deviations (2)
                                                                --------------------------------------------------------------------
In millions of dollars at June 30, 2000                             Increase         Decrease          Increase         Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                           ($ 26)            $  28            ($ 17)            $  17
Four to six months                                                    (28)               31              (23)               23
Seven to twelve months                                                (55)               57              (38)               38
                                                                --------------------------------------------------------------------
Total overnight to twelve months                                     (109)              116              (78)               78
----------------------------------------------------------------====================================================================
Year two                                                              (58)               57              (27)               28
Year three                                                            (16)               14              (18)               19
Year four                                                              34               (38)              (4)                4
Year five                                                              47               (53)               -                 -
Effect of discounting                                                  (8)               11                9               (10)
                                                                --------------------------------------------------------------------
Total                                                               ($110)             $107            ($118)             $119
----------------------------------------------------------------====================================================================

(1) Primarily results from Earnings-at-Risk in the Euro, Singapore dollar, Japanese yen, Mexico Peso and Hong Kong dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

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

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($109)        ($166)        ($133)         ($78)        ($119)        ($120)
Decrease                                               116           178           154            78           120          $120
-------------------------------------------------===================================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   June 30,      Dec. 31,      June 30,      June 30,      Dec. 31,      June 30,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                              ($6)         ($30)            7          ($65)        ($120)        ($137)
Decrease                                               15            42            12            65           121           138
-------------------------------------------------===================================================================================

During the first six months of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $109 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first six months of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

Other Non-Trading Portfolios

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1999 Annual Report and Form 10-K. At June 30, 2000, there was no significant change to the risk profile as disclosed at year-end 1999.

Trading Portfolios

A tool for measuring the price risk of trading activities is the Value-at-Risk method, which estimates the potential pretax loss in market value that could occur over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the market factors to which the market value of the trading position is exposed (interest rates, foreign exchange rates, equity and commodity prices, and their implied volatilities), the sensitivity of the position to changes in those market factors, and the volatilities and correlation of those factors. The Value-at-Risk measurement includes the foreign exchange risks that arise in traditional banking businesses as well as in explicit trading positions. In addition to Value-at-Risk, stress and scenario analyses are also applied to the trading portfolios.

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $35 million at June 30, 2000. Daily exposures at Citicorp averaged $24 million in the second quarter of 2000 and ranged from $19 million to $35 million. At Salomon Smith Barney, the aggregate pretax Value-at-Risk in the trading portfolios was $23 million at June 30, 2000. Quarterly exposures at Salomon Smith Barney averaged $24 million in the second quarter of 2000 and ranged from $20 million to $30 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of June 30, 2000 and December 31, 1999 along with the 2000 second quarter averages.

                                                                 Citicorp                             Salomon Smith Barney
                                                 -----------------------------------------------------------------------------------
                                                                   2000                                      2000
                                                                  Second                                    Second
                                                   June 30,      Quarter       Dec. 31,      June 30,      Quarter       Dec. 31,
In millions of dollars                               2000        Average         1999          2000        Average         1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                          $29           $20           $15           $20           $22           $20
Foreign exchange                                        11             9            17             1             1             -
Equity                                                  19            12            11             2             5             6
All other (primarily commodity)                          2             2             2            12             9             8
Covariance adjustment                                  (26)          (19)          (21)          (12)          (13)          (11)
                                                 -----------------------------------------------------------------------------------
Total                                                  $35           $24           $24           $23           $24           $23
-------------------------------------------------===================================================================================

The table below provides the distribution of Value-at-Risk during the second quarter of 2000.

                                                                           Citicorp                     Salomon Smith Barney
                                                               ---------------------------------------------------------------------
In millions of dollars                                               Low              High              Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $15               $29              $19               $26
Foreign exchange                                                       6                11                -                 2
Equity                                                                10                19                1                13
All other (primarily commodity)                                        1                 4                7                13
---------------------------------------------------------------=====================================================================

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

Beginning April 1, 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts containing cross-border provisions to be treated as effective guarantees. Purchased credit derivative contracts where Citigroup is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citigroup provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. The effect of adopting the FFIEC's revised guidelines as of June 30, 2000 was an increase (decrease) in reported cross-border claims on third parties of $0.9 billion in Germany, ($1.0) billion in the United Kingdom, $1.2 billion in France, $2.1 billion in Italy, $0.1 billion in Japan, and ($0.4) billion in the Netherlands. The effect on cross-border commitments was an increase (decrease) of $1.8 billion in Germany, ($0.3) billion in the United Kingdom, $4.8 billion in France, $5.3 billion in Italy, and $0.1 billion in Brazil. Total cross-border outstandings and commitments at December 31, 1999 have not been restated.

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at June 30, 2000 or December 31, 1999 include:

                                                                                          June 30, 2000          December 31, 1999
------------------------------------------------------------------------------------------------------------   ---------------------
                        Cross-Border Claims on Third Parties
                 ------------------------------------------------   Investments
                                                                       In and
                  Trading and     Cross-                             Funding of      Total                     Total
In billions of     Short-term Border Resale                             Local    Cross-Border    Commit-    Cross-Border   Commit-
 Dollars           Claims (1)   Agreements    All Other     Total    Franchises  Outstandings   ments (2)   Outstandings  ments (2)
---------------------------------------------------------------------------------------------------------   ---------------------
Germany              $5.8          $4.2          $1.2       $11.2        $3.0        $14.2        $ 6.7        $10.9       $ 3.7
United Kingdom        4.1           4.6           3.1        11.8           -         11.8         16.8         19.5        15.5
France                5.0           3.9           1.8        10.7           -         10.7          9.1          7.9         2.2
Italy                 5.4           0.7           2.2         8.3         1.1          9.4          6.1          7.1         0.4
Japan                 2.8           3.3           2.0         8.1           -          8.1          0.8          9.8         0.1
Netherlands           4.2           1.0           1.3         6.5           -          6.5          3.6          8.1         2.9
Brazil                1.9            -            2.0         3.9         2.2          6.1          0.3          3.8         0.1
-----------------================================================================================================================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

Total cross-border outstandings for June 30, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amount to $18.4 billion for Germany, $9.7 billion for the United Kingdom, $10.1 billion for France, $13.3 billion for Italy, $9.4 billion for Japan, $6.9 billion for the Netherlands, $8.0 billion for Brazil.

Total cross-border outstandings for December 31, 1999 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amounted to $14.9 billion for Germany, $8.7 billion for the United Kingdom, $7.7 billion for France, $10.2 billion for Italy, $10.5 billion for Japan, $5.0 billion for the Netherlands, $4.9 billion for Brazil.

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

Citigroup Inc. (Citigroup)

Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At June 30, 2000, all of the facility was allocated to Citigroup. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $32.9 billion at June 30, 2000. At June 30, 2000, there were no borrowings outstanding under this facility.

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

Citigroup Ratios

                                                                                     June 30,         Mar. 31,          Dec. 31,
                                                                                       2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                          8.62%            9.78%             9.65%
Total capital (Tier 1 and Tier 2)                                                      11.12            12.47             12.33
Leverage (1)                                                                            6.07             6.73              6.80
Common stockholders' equity                                                             6.29             6.58              6.56
-------------------------------------------------------------------------------=====================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the 2000 second quarter. Total capital (Tier 1 and Tier 2) amounted to $60.4 billion at June 30, 2000, representing 11.12% of net risk-adjusted assets. This compares to $62.5 billion and 12.47% at March 31, 2000 and $60.8 billion and 12.33% at December 31, 1999. Tier 1 capital of $46.8 billion at June 30, 2000 represented 8.62% of net risk-adjusted assets, compared to $49.0 billion and 9.78% at March 31, 2000 and $47.6 billion and 9.65% at December 31, 1999. Citigroup's leverage ratio was 6.07% at June 30, 2000 compared to 6.73% at March 31, 2000 and 6.80% at December 31, 1999.

Components of Capital Under Regulatory Guidelines

                                                                                     June 30,         Mar. 31,          Dec. 31,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                                          $49,801          $48,551           $46,965
Perpetual preferred stock                                                              1,775            1,775             1,925
Mandatorily redeemable securities of subsidiary trusts                                 4,920            4,920             4,920
Minority interest (1)                                                                    400            1,524             1,501
Less: Net unrealized gains on securities available for sale (2)                         (505)          (1,498)           (1,749)
Intangible assets:
   Goodwill (3)                                                                       (7,388)          (4,531)           (4,209)
   Other intangible assets (3)                                                        (2,126)          (1,655)           (1,655)
50% investment in certain subsidiaries (4)                                               (56)            (113)             (107)
                                                                                 ---------------------------------------------------
Total Tier 1 capital                                                                  46,821           48,973            47,591
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (5)                                                        6,794            6,269             6,171
Qualifying debt (6)                                                                    6,565            6,678             6,728
Unrealized marketable equity securities gains (2)                                        301              680               400
Less: 50% investment in certain subsidiaries (4)                                         (56)            (113)             (107)
                                                                                 ---------------------------------------------------
Total Tier 2 capital                                                                  13,604           13,514            13,192
                                                                                 ---------------------------------------------------
Total capital (Tier 1 and Tier 2)                                                    $60,425          $62,487           $60,783
---------------------------------------------------------------------------------===================================================
Net risk-adjusted assets (7)                                                        $543,467         $500,999          $493,141
---------------------------------------------------------------------------------===================================================

(1) The decrease is primarily related to the purchase of all of the outstanding shares of Common Stock of Travelers Property Casualty Corp. not previously owned. See Note 1 of Notes to Consolidated Financial Statements.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) The increase in goodwill and other intangibles during the 2000 second quarter was attributable to the acquisitions completed during the quarter, including TAP's minority interest, Schroders, Handlowy, Reliance, Copelco and Siembra.
(4) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(5) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(6) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(7) The increase in net risk-adjusted assets during the 2000 second quarter was primarily attributable to the growth in consumer and commercial loans and acquisitions completed during the quarter. Net risk-adjusted assets includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $26.7 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of June 30, 2000, compared to $28.8 billion as of March 31, 2000 and $32.8 billion as of December 31, 1999. Market risk-equivalent assets included in net risk-adjusted assets amounted to $43.9 billion at June 30, 2000, $41.2 billion at March 31, 2000 and $43.1 billion at December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $2.8 billion during the first six months of 2000 to $49.8 billion at June 30, 2000, representing 6.29% of assets, compared to $47.0 billion and 6.56% at year-end 1999. The net increase in common stockholders' equity during the six months of 2000 principally reflected net income of $6.6 billion which was partially offset by treasury stock acquired of $2.3 billion, issuance of shares pursuant to employee benefit plans and other net activity of $0.4 billion and dividends declared on common and preferred stock of $1.1 billion. The decrease in the common stockholders' equity ratio during the six months of 2000 reflected the above items, which was more than offset by the increase in total assets.

During the 2000 second quarter, the Board of Directors approved an additional $5 billion in the existing authority for the repurchase of Citigroup common stock. During the 2000 first quarter, Citigroup redeemed its Series T perpetual preferred stock for $150 million.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 2000 qualify as Tier 1 capital. The amount outstanding at June 30, 2000 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2000, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital required for such investments by imposing a 50% capital requirement. The Company is monitoring the status and progress of the proposed rule.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 67% of its total funding at both June 30, 2000 and December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $4.0 billion during the first six months of 2000 to $30.0 billion at June 30, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 second quarter was $27.4 billion, up from $26.4 billion at 1999 year-end. Loans securitized during the six months of 2000 included $4.5 billion of U.S. consumer mortgages. While securitization activity in the first half of 2000 primarily related to U.S. consumer mortgages, securitization of both credit card receivables and consumer mortgages continues to be an important source of liquidity. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first six months of 2000, the scheduled amortization of certain credit card securitization transactions made available $4.4 billion of new receivables. In addition, $3.8 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $6.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.7 billion of the available $6.4 billion.

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

Citicorp Ratios

                                                                                     June 30,         Mar. 31,          Dec. 31,
                                                                                       2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                          8.02%            8.07%             8.11%
Total capital (Tier 1 and Tier 2)                                                      11.95            12.00             12.10
Leverage (1)                                                                            6.90             6.81              6.83
Common stockholder's equity                                                             7.08             6.93              6.70
--------------------------------------------------------------------------------====================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 second quarter. Total capital (Tier 1 and Tier 2) amounted to $41.5 billion at June 30, 2000, representing 11.95% of net risk-adjusted assets. This compares with $38.4 billion and 12.00% at March 31, 2000 and $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $27.9 billion at June 30, 2000 represented 8.02% of net risk-adjusted assets, compared with $25.8 billion and 8.07% at March 31, 2000 and $25.0 billion and 8.11% at December 31, 1999. Citicorp's Tier 1 capital ratio at June 30, 2000 was within Citicorp's target range of 8.00% to 8.30%.

CitiFinancial Credit Company (CCC)

At June 30, 2000, CCC had committed and available credit facilities in the amount of $3.4 billion which expire in 2002. At June 30, 2000, there were no borrowings outstanding under these facilities. Citicorp guarantees various debt obligations of CCC, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At June 30, 2000, this requirement was exceeded by approximately $14.4 billion.

Travelers Property Casualty Corp. (TAP)

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TAP is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At June 30, 2000, this requirement was exceeded by approximately $6.1 billion. At June 30, 2000, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $350 million of dividends from its insurance subsidiaries during the first six months of 2000.

Salomon Smith Barney Holdings Inc. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1999 Annual Report and Form 10-K. Total assets were $256 billion at June 30, 2000, up from $224 billion at year-end 1999. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $5.0 billion 364-day revolving credit agreement with a bank syndicate that extends through May 2001. SSBHI may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. Under this facility, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2000, this requirement was exceeded by approximately $3.5 billion. At June 30, 2000, there were no borrowings outstanding under this facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $19.2 billion at June 30, 2000 and $18.0 billion at December 31, 1999. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

The Travelers Insurance Company (TIC)

At June 30, 2000, TIC had $27.9 billion of life and annuity product deposit funds and reserves. Of that total, $14.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.1 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.3 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.2 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.4%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.6 billion of liabilities are surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $679 million of statutory surplus is available in 2000 for such dividends without Department approval, of which $340 million was paid during the first six months of 2000.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
In millions, except per share amounts                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                       $6,563            $5,614          $12,587           $11,502
Other interest and dividends                                         6,581             5,449           12,459            10,863
Insurance premiums                                                   2,733             2,616            5,450             5,142
Commissions and fees                                                 3,829             3,153            7,827             6,025
Principal transactions                                               1,435             1,272            3,158             3,042
Asset management and administration fees                             1,332             1,003            2,616             1,958
Realized gains from sales of investments                               280               188              111               241
Other income                                                           942             1,141            3,195             2,184
                                                               ---------------------------------------------------------------------
Total revenues                                                      23,695            20,436           47,403            40,957
Interest expense                                                     7,791             6,056           14,515            12,507
                                                               ---------------------------------------------------------------------
Total revenues, net of interest expense                             15,904            14,380           32,888            28,450
                                                               ---------------------------------------------------------------------

Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                     2,307             2,151            4,558             4,199
Provision for credit losses                                            711               790            1,462             1,519
                                                               ---------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses             3,018             2,941            6,020             5,718
                                                               ---------------------------------------------------------------------

Operating expenses
Non-insurance compensation and benefits                              4,188             3,615            8,313             7,370
Insurance underwriting, acquisition, and operating                     800               817            1,648             1,658
Restructuring-related items                                              3                47               23               (83)
Other operating                                                      3,251             3,045            6,584             5,900
                                                               ---------------------------------------------------------------------
Total operating expenses                                             8,242             7,524           16,568            14,845
                                                               ---------------------------------------------------------------------

Income before income taxes, minority interest
  and cumulative effect of accounting changes                        4,644             3,915           10,300             7,887
Provision for income taxes                                           1,616             1,402            3,627             2,825
Minority interest, net of income taxes                                  23                65               78               125
                                                               ---------------------------------------------------------------------
Income before cumulative effect of accounting changes                3,005             2,448            6,595             4,937
Cumulative effect of accounting changes                                  -                 -                -              (127)
                                                               ---------------------------------------------------------------------
Net income                                                          $3,005            $2,448          $ 6,595           $ 4,810
---------------------------------------------------------------=====================================================================
Basic Earnings Per Share (1)
Income before cumulative effect of accounting changes                $0.67             $0.54            $1.47             $1.09
Cumulative effect of accounting changes                               -                    -             -                (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.67             $0.54            $1.47             $1.06
                                                               =====================================================================
Weighted average common shares outstanding (1)                     4,443.6           4,443.6          4,442.8           4,448.5
---------------------------------------------------------------=====================================================================
Diluted Earnings Per Share (1)
Income before cumulative effect of accounting changes                $0.65             $0.52            $1.43             $1.06
Cumulative effect of accounting changes                               -                    -             -                (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.65             $0.52            $1.43             $1.03
                                                               =====================================================================
Adjusted weighted average common shares outstanding (1)            4,586.9           4,600.4          4,584.0           4,593.6
---------------------------------------------------------------=====================================================================

(1) Adjusted to reflect the four-for-three split in Citigroup's common stock, payable on August 25, 2000. See Note 1.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                      June 30,
                                                                                                        2000          December 31,
In millions of dollars                                                                               (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash and other deposits)                            $  12,229         $  14,158
Deposits at interest with banks                                                                        13,836            13,429
Federal funds sold and securities borrowed or purchased under agreements to resell                    120,274           112,655
Brokerage receivables                                                                                  31,421            23,769
Trading account assets                                                                                128,801           109,155
Investments (1)                                                                                       110,455           111,345
Loans, net
     Consumer                                                                                         162,943           147,968
     Commercial                                                                                       111,148            96,238
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         274,091           244,206
     Allowance for credit losses                                                                       (6,736)           (6,679)
                                                                                                  ----------------------------------
Total loans, net                                                                                      267,355           237,527
Reinsurance recoverables                                                                                9,812             9,704
Separate and variable accounts                                                                         25,030            23,118
Other assets (1)                                                                                       72,120            60,830
                                                                                                  ----------------------------------
Total assets                                                                                         $791,333          $715,690
--------------------------------------------------------------------------------------------------==================================
Liabilities
     Non-interest-bearing deposits in U.S. offices                                                  $  20,021         $  19,492
     Interest-bearing deposits in U.S. offices                                                         52,675            48,584
     Non-interest-bearing deposits in offices outside the U.S.                                         12,970            12,021
     Interest-bearing deposits in offices outside the U.S.                                            200,295           180,994
                                                                                                  ----------------------------------
Total deposits                                                                                        285,961           261,091
Federal funds purchased and securities loaned or sold under agreements to repurchase                  129,057            92,591
Brokerage payables                                                                                     20,018            16,641
Trading account liabilities                                                                            75,827            91,104
Contractholder funds and separate and variable accounts                                                43,323            41,335
Insurance policy and claims reserves                                                                   44,644            43,822
Investment banking and brokerage borrowings                                                            21,701            13,719
Short-term borrowings                                                                                  23,388            17,086
Long-term debt                                                                                         51,296            47,092
Other liabilities (1)                                                                                  39,622            37,399
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  --  Parent                              2,300             2,300
                                                                --  Subsidiary                          2,620             2,620
--------------------------------------------------------------------------------------------------==================================
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value        1,775             1,925
Common stock ($.01 par value; authorized shares: 10.0 billion), Issued shares  --
  4,816,513,944 at both June 30, 2000 and December 31, 1999 (2)                                            48                48
Additional paid-in capital (2)                                                                         10,618            10,024
Retained earnings                                                                                      49,318            43,865
Treasury stock, at cost: June 30, 2000  --  323,504,516 shares
  and December 31, 1999  --  326,480,169 shares (2)                                                    (8,889)           (7,627)
Accumulated other changes in equity from nonowner sources (1)                                            (307)            1,111
Unearned compensation                                                                                    (987)             (456)
                                                                                                  ----------------------------------
Total stockholders' equity                                                                             51,576            48,890
                                                                                                  ----------------------------------
Total liabilities and stockholders' equity                                                           $791,333          $715,690
--------------------------------------------------------------------------------------------------==================================

(1) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko Securities Co., Ltd. into common stock. See Note 1.
(2) Reflects the four-for-three split in Citigroup's common stock, payable on August 25, 2000.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Six Months Ended June 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of period                                                                         $  1,925          $  2,313
Redemption or retirement of preferred stock                                                              (150)             (200)
                                                                                                  ----------------------------------
Balance, end of period                                                                                  1,775             2,113
------------------------------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of period                                                                           10,072             8,929
Employee benefit plans                                                                                    546               372
Other                                                                                                      48               (28)
                                                                                                  ----------------------------------
Balance, end of period                                                                                 10,666             9,273
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of period                                                                           43,865            35,971
Net income                                                                                              6,595             4,810
Common dividends (1)                                                                                   (1,081)             (881)
Preferred dividends                                                                                       (61)              (78)
                                                                                                  ----------------------------------
Balance, end of period                                                                                 49,318            39,822
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of period                                                                           (7,627)           (4,789)
Treasury stock acquired                                                                                (2,274)           (2,042)
Issuance of shares pursuant to employee benefit plans and other                                           988               750
Other                                                                                                      24                 -
                                                                                                  ----------------------------------
Balance, end of period                                                                                 (8,889)           (6,081)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of period                                                                            1,111               864
Net change in unrealized gains and losses on investment securities, net of tax                         (1,244)             (497)
Foreign currency translations adjustment, net of tax                                                     (174)              (46)
                                                                                                  ----------------------------------
Balance, end of period                                                                                   (307)              321
------------------------------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of period                                                                             (456)             (497)
Issuance of restricted stock, net of amortization                                                        (531)              (28)
                                                                                                  ----------------------------------
Balance, end of period                                                                                   (987)             (525)
------------------------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity (shares outstanding: 4,493,009,428 in 2000
  and 4,502,284,679 in 1999) (2)                                                                       49,801            42,810
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            $51,576           $44,923
--------------------------------------------------------------------------------------------------==================================
Summary of changes in equity from nonowner sources
Net income                                                                                             $6,595            $4,810
Other changes in equity from nonowner sources, net of tax                                              (1,418)             (543)
                                                                                                  ----------------------------------
Total changes in equity from nonowner sources                                                          $5,177            $4,267
--------------------------------------------------------------------------------------------------==================================

(1) Common dividends declared were 12 cents per share in both the first and second quarters of 2000, and 9 cents and 10.5 cents per share in the first and second quarters of 1999, respectively.
(2) Shares outstanding reflect the four-for-three split in Citigroup's common stock, payable on August 25, 2000.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                      Six Months Ended June 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                          $   6,595          $  4,810
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                    796               798
     Additions to deferred policy acquisition costs                                                    (1,017)             (957)
     Depreciation and amortization                                                                        936               823
     Provision for credit losses                                                                        1,462             1,519
     Change in trading account assets                                                                 (19,646)            8,361
     Change in trading account liabilities                                                            (15,277)           (6,295)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell      (7,619)          (10,198)
     Change in federal funds purchased and securities loaned or sold under agreements to
       repurchase                                                                                      36,466            12,636
     Change in brokerage receivables net of brokerage payables                                         (4,275)           (7,180)
     Change in insurance policy and claims reserves                                                       822                86
     Net gains from sales of investments                                                                 (111)             (241)
     Venture capital activity                                                                          (1,096)             (112)
     Restructuring-related items                                                                           23               (83)
     Cumulative effect of accounting changes, net of tax                                                    -               127
     Other, net                                                                                        (3,118)            2,947
                                                                                                  ----------------------------------
Total adjustments                                                                                     (11,654)            2,231
                                                                                                  ----------------------------------
Net cash (used in) provided by operating activities                                                    (5,059)            7,041
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                                (407)             (221)
Change in loans                                                                                       (40,713)          (66,087)
Proceeds from sales of loans                                                                           15,352            54,736
Purchases of investments                                                                              (45,572)          (45,847)
Proceeds from sales of investments                                                                     27,285            26,952
Proceeds from maturities of investments                                                                18,969            15,981
Other investments, primarily short-term, net                                                           (1,398)             (885)
Capital expenditures on premises and equipment                                                           (818)             (755)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real
  estate owned                                                                                            524               336
Business acquisitions                                                                                  (6,357)           (2,150)
                                                                                                  ----------------------------------
Net cash used in investing activities                                                                 (33,135)          (17,940)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                         (1,142)             (959)
Issuance of common stock                                                                                  667               521
Issuance of mandatorily redeemable securities of subsidiary trusts                                          -               600
Redemption of preferred stock                                                                            (150)             (200)
Treasury stock acquired                                                                                (2,274)           (2,042)
Stock tendered for payment of withholding taxes                                                          (360)             (305)
Issuance of long-term debt                                                                              9,147             5,222
Payments and redemptions of long-term debt                                                             (6,450)           (4,733)
Change in deposits                                                                                     24,870            15,741
Change in short-term borrowings and investment banking and brokerage borrowings                        11,928            (2,889)
Contractholder fund deposits                                                                            3,060             3,772
Contractholder fund withdrawals                                                                        (2,751)           (2,687)
                                                                                                  ----------------------------------
Net cash provided by financing activities                                                              36,545            12,041
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (280)             (291)
------------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                    (1,929)              851
Cash and cash equivalents at beginning of period                                                       14,158            13,837
                                                                                                  ----------------------------------
Cash and cash equivalents at end of period                                                            $12,229          $ 14,688
--------------------------------------------------------------------------------------------------==================================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                                          $ 1,171          $  1,677
Cash paid during the period for interest                                                               13,694            12,027
Non-cash investing activities
Transfers from loans to other real estate owned                                                       $   155          $    111
Noncash effects of accounting for the conversion of investments in Nikko Securities Co., Ltd.         $   702          $      -
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2000 and for the three- and six-month periods ended June 30, 2000 and 1999 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

In March 2000, the Company converted into common stock a portion of its investment in convertible bonds of the Nikko Securities Co., Ltd. (Nikko), increasing its ownership of Nikko common stock from 9.5% to 20.7%. As a result of the conversion, the common stock investment in Nikko is accounted for under the equity method and is reported in other assets. The Company's proportionate share of Nikko's income is reflected in other income. The Consolidated Statements of Financial Condition and Changes in Stockholders' Equity have been restated to account for the original 9.5% ownership under the equity method from the date of original acquisition in August 1998. Previously, this 9.5% ownership was reported in available-for-sale securities with changes in fair value, net of applicable taxes, recorded in stockholders' equity.

During April 2000, The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of the Company, completed a cash tender offer to purchase all of the outstanding shares of Travelers Property Casualty Corp. (TAP) not previously owned.

The Board of Directors on July 18, 2000 declared a four-for-three split in Citigroup's common stock, which is payable in the form of a 33 1/3% stock dividend on August 25, 2000 to stockholders of record on August 7, 2000. Current and prior-year information has been restated to reflect the stock split. The Board also approved an increase in the quarterly common stock dividend from 12 to 14 cents per share on a post-split basis (from 16 to 18 2/3 cents per share on a pre-split basis), payable on August 25, 2000 to stockholders of record on August 7, 2000.

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

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which amended certain provisions of SFAS No. 133. These new standards will significantly change the accounting treatment of end-user derivative and foreign exchange contracts used by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing these new accounting standards, which will depend, among other things, on additional interpretations of the standards prior to the effective date.

3. Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                                                              Income (Loss)
                                                                                            Before Cumulative
                                                                                                Effect of
                                                 Total Revenues, Net     Provision for      Accounting Changes
                                                 of Interest Expense      Income Taxes           (1) (2)        Identifiable Assets
                                                 -----------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,
                                                 ---------------------------------------------------------------
In millions of dollars, except identifiable                                                                      June 30,  Dec. 31,
assets in billions                                 2000     1999 (3)     2000    1999 (3)     2000    1999 (3)     2000    1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                   $ 7,004   $ 6,486     $  729     $  600    $1,291     $1,029      $255       $236
Global Corporate and Investment Bank                7,855     6,962        758        684     1,540      1,241       487        430
Global Investment Management
  and Private Banking                                 818       659        108         98       173        155        28         26
Investment Activities                                 387       270        135         88       234        162        11         11
Corporate/Other                                      (160)        3       (114)       (68)     (233)      (139)       10         13
                                                 -----------------------------------------------------------------------------------
Total                                             $15,904   $14,380     $1,616     $1,402    $3,005     $2,448      $791       $716
-------------------------------------------------===================================================================================

                                                                                                                   Income (Loss)
                                                                                                                 Before Cumulative
                                                                                                                     Effect of
                                                                      Total Revenues, Net     Provision for      Accounting Changes
                                                                      of Interest Expense      Income Taxes           (1) (2)
                                                                      --------------------------------------------------------------
                                                                                        Six Months Ended June 30,
                                                                      --------------------------------------------------------------
In millions of dollars                                                   2000    1999 (3)     2000    1999 (3)     2000    1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                        $14,068    $12,696    $1,430     $1,157    $2,523     $1,988
Global Corporate and Investment Bank                                    16,055     14,098     1,779      1,486     3,369      2,700
Global Investment Management and Private Banking                         1,611      1,290       216        184       346        291
Investment Activities                                                    1,403        423       500        136       868        251
Corporate/Other                                                           (249)       (57)     (298)      (138)     (511)      (293)
                                                                      --------------------------------------------------------------
Total                                                                  $32,888    $28,450    $3,627     $2,825    $6,595     $4,937
----------------------------------------------------------------------==============================================================

(1) Results in the 2000 second quarter and six-month periods reflect after-tax restructuring-related (credits) charges of ($11) million and ($7) million in Global Consumer and $17 million and $25 million in Corporate/Other, respectively, ($3) million in both periods in Global Corporate and Investment Bank, and ($1) million in both periods in Global Investment Management and Private Banking. The 1999 second quarter and six-month results reflect after-tax restructuring-related (credits) charges of $18 million and $56 million in Global Consumer, $3 million and ($117) million in Global Corporate and Investment Bank, and $8 million and $16 million in Corporate/Other, respectively.
(2) Results in the 2000 second quarter and six-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $4.0 billion, in Global Corporate and Investment Bank of $1.0 billion and $2.0 billion, in Global Investment Management and Private Banking of $3 million and $25 million and in Corporate/Other of ($2) million and ($4) million, respectively. The 1999 second quarter and six-month period results reflect pretax provisions for benefits, claims and credit losses in Global Consumer of $1.9 billion and $3.7 billion, in Global Corporate and Investment Bank of $1.0 billion and $2.0 billion, in Global Investment Management and Private Banking of $2 million and $10 million and in Corporate/Other of $13 million and $20 million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

4. Investments

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value                                          $ 92,380          $ 95,849
Equity securities, primarily at fair value                                                               6,270             6,014
Venture capital, at fair value (2)                                                                       5,256             4,160
Short-term and other                                                                                     6,549             5,322
                                                                                                  ----------------------------------
                                                                                                      $110,455          $111,345
--------------------------------------------------------------------------------------------------==================================

(1) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko into common stock. See Note 1.
(2) For the six months ended June 30, 2000, net gains on investments held by venture capital subsidiaries totaled $1.59 billion, of which $1.50 billion and $274 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 1999, net gains on investments held by venture capital subsidiaries totaled $333 million, of which $342 million and $265 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2000 and December 31, 1999 were as follows:

                                                                      June 30, 2000                         December 31, 1999 (1)
                                                 -----------------------------------------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized    Unrealized    Unrealized       Fair        Amortized       Fair
In millions of dollars                               Cost          Gains        Losses         Value         Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities           $    31        $    -        $    -       $    31       $    33       $    36
                                                 -----------------------------------------------------------------------------------

Fixed maturity securities available for sale
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies             $14,356        $   47        $  414       $13,989       $14,165       $13,735
U.S. Treasury and Federal agency                     5,714            74            53         5,735         7,082         6,998
State and municipal                                 13,652           314           210        13,756        13,733        13,489
Foreign government                                  23,193           443           257        23,379        25,565        25,761
U.S. corporate                                      25,177           217           659        24,735        24,386        23,888
Other debt securities (2)                           10,027           893           165        10,755         9,083        11,945
                                                 -----------------------------------------------------------------------------------
                                                   $92,119        $1,988        $1,758       $92,349       $94,014       $95,816
                                                 ===================================================================================
Equity securities (3) (4)                          $ 5,601        $  883        $  214       $ 6,270       $ 5,126       $ 6,014
-------------------------------------------------===================================================================================

(1) At December 31, 1999, gross unrealized gains and losses on fixed maturities and equity securities totaled $5,174 million and $2,484 million, respectively.
(2) Investments in convertible debt of Nikko are included in other debt securities.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
(4) Restated to reflect the 2000 conversion of a portion of the convertible debt of Nikko into common stock. See Note 1.
--------------------------------------------------------------------------------

5. Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                                                          $ 35,267           $ 25,865
State and municipal securities                                                                          2,231              2,121
Foreign government securities                                                                          14,856              9,243
Corporate and other debt securities                                                                    17,360             13,858
Derivative and other contractual commitments (1)                                                       27,344             31,646
Equity securities                                                                                      14,906             11,910
Mortgage loans and collateralized mortgage securities                                                   5,718              5,663
Other                                                                                                  11,119              8,849
                                                                                                  ----------------------------------
                                                                                                     $128,801           $109,155
--------------------------------------------------------------------------------------------------==================================
Trading Account Liabilities
Securities sold, not yet purchased                                                                    $43,405            $52,051
Derivative and other contractual commitments (1)                                                       32,422             39,053
                                                                                                  ----------------------------------
                                                                                                      $75,827            $91,104
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

6. Debt

Investment banking and brokerage borrowings consisted of the following:

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                                      $18,744           $12,578
Bank borrowings                                                                                           598               536
Other                                                                                                   2,359               605
                                                                                                  ----------------------------------
                                                                                                      $21,701           $13,719
--------------------------------------------------------------------------------------------------==================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial paper
   Citigroup Inc.                                                                                     $   477           $     -
   Citicorp                                                                                             7,893             5,027
                                                                                                  ----------------------------------
                                                                                                        8,370             5,027
Other short-term borrowings                                                                            15,018            12,059
                                                                                                  ----------------------------------
                                                                                                      $23,388           $17,086
--------------------------------------------------------------------------------------------------==================================

Long-term debt, including its current portion, consisted of the following:

                                                                                                      June 30,        December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Citigroup Inc.                                                                                        $ 7,335           $ 4,181
Citicorp                                                                                               23,840            24,068
Salomon Smith Barney Holdings Inc.                                                                     19,250            17,970
Travelers Property Casualty Corp.                                                                         850               850
The Travelers Insurance Group Inc.                                                                         21                23
                                                                                                  ----------------------------------
                                                                                                      $51,296           $47,092
--------------------------------------------------------------------------------------------------==================================

7. Restructuring-Related Items

During the 2000 second quarter, Citigroup recorded restructuring charges of $22 million, including $17 million (the 2000 charge) relating to new initiatives in the Global Consumer business and in Corporate/Other, as well as additional severance charges of $5 million as a result of the continuing implementation of 1998 restructuring initiatives. The 2000 charge is solely related to employee severance costs associated with the downsizing of various functions. These initiatives will be fully implemented during 2000.

In 1999, Citigroup recorded restructuring charges of $131 million, including $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business, as well as additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives. The 1999 charge included $62 million related to employee severance, $14 million related to exiting leasehold and other contractual obligations, and $6 million related to the write-down to estimated salvage value of assets that were available for immediate disposal. The $62 million portion of the charge related to employee severance reflects the costs of eliminating approximately 750 positions. The 1999 restructuring reserve was fully utilized as of June 30, 2000.

In December 1998, Citigroup recorded a restructuring charge of $1.122 billion, reflecting exit costs associated with business improvement and integration initiatives. These initiatives were substantially completed at June 30, 2000. The charge included $760 million related to employee severance for the elimination of approximately 11,900 positions, after considering attrition and redeployment within the Company. The overall workforce reduction, net of anticipated rehires to fill relocated positions, was expected to be approximately 10,400 positions worldwide. The charge also included $327 million related to exiting leasehold and other contractual obligations, and $35 million related to the write-down to estimated salvage value of assets that were available for immediate disposal.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives. Accelerated depreciation of $29 million and $49 million was recorded during the 2000 second quarter and six months, respectively. Accelerated depreciation of $47 million and $128 was recorded during the 1999 second quarter and six months, respectively.

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

The status of the restructuring initiatives is summarized in the following table.

Restructuring Initiatives Activity

                                                                            Restructuring Initiatives
------------------------------------------------------------------------------------------------------------------------------------
In millions of dollars                             2000              1999              1998             1997             Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                               $17              $ 82            $1,122            $1,718            $2,939
Additional Severance Charges                          -                 -                54                 -                54
Utilization (1)                                      (7)              (82)             (976)           (1,073)           (2,138)
Changes in Estimates                                  -                 -              (196)             (645)             (841)
                                             ---------------------------------------------------------------------------------------
Balance at June 30, 2000                            $10              $  -            $    4            $    -            $   14
---------------------------------------------=======================================================================================

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

The 1999 restructuring reserve utilization included $6 million related to the write-down to estimated salvage value of assets available for immediate disposal, as well as $76 million of severance and other exit costs (of which $21 million related to employee severance and $12 million related to leasehold and other exit costs have been paid in cash and $43 million is legally obligated), together with translation effects. Utilization, including translation effects, was $44 million and $51 million in the 2000 second quarter and six months, respectively. Through June 30, 2000, approximately 750 gross staff positions have been eliminated under these programs, including 590 in the 2000 second quarter.

The 1998 restructuring reserve utilization includes $35 million of non-cash charges for equipment and premises write-downs as well as $903 million of severance and other exit costs, occurring primarily in 1999 (of which $529 million related to employee severance and $177 million related to leasehold and other exit costs have been paid in cash and $197 million is legally obligated), together with translation effects. Utilization, including translation effects, was $82 million and $163 million in the 2000 second quarter and six months, respectively. Through June 30, 2000, approximately 7,300 gross staff positions have been eliminated under these programs, including 800 in the 2000 second quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the 2000 second quarter and the second half of 1999, changes in estimates resulted in reductions of $45 million and $151 million, respectively, in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives included $568 million of reductions (of which $211 million occurred in the 1999 first quarter), primarily related to the Seven World Trade Center lease, and $77 million of other reductions. Adjustments related to the Seven World Trade Center lease during 1999 were attributable to the reassessment of space needed due to the Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report and Form 10-K.

8. Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2000 and 1999. Shares have been adjusted to give effect to the four-for-three split in Citigroup's common stock as discussed in Note 1.

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes               $3,005            $2,448           $6,595            $4,937
Cumulative effect of accounting changes                                  -                 -                -              (127)
Preferred dividends                                                    (29)              (38)             (59)              (78)
                                                               ---------------------------------------------------------------------
Income available to common stockholders for basic EPS                2,976             2,410            6,536             4,732
Effect of dilutive securities                                            -                 3                -                 6
                                                               ---------------------------------------------------------------------
Income available to common stockholders for diluted EPS             $2,976            $2,413           $6,536            $4,738
---------------------------------------------------------------=====================================================================

Weighted average common shares
  outstanding applicable to basic EPS                              4,443.6           4,443.6          4,442.8           4,448.5
Effect of dilutive securities:
   Options                                                           108.9             107.6            108.5              97.8
   Restricted stock                                                   33.3              35.6             31.6              33.6
   Convertible securities                                              1.1              13.6              1.1              13.7
                                                               ---------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                            4,586.9           4,600.4          4,584.0           4,593.6
---------------------------------------------------------------=====================================================================
Basic earnings per share
Income before cumulative effect of accounting changes                $0.67             $0.54            $1.47             $1.09
Cumulative effect of accounting changes                                  -                 -                -             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.67             $0.54            $1.47             $1.06
---------------------------------------------------------------=====================================================================
Diluted earnings per share
Income before cumulative effect of accounting changes                $0.65             $0.52            $1.43             $1.06
Cumulative effect of accounting changes                                  -                 -                -             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.65             $0.52            $1.43             $1.03
---------------------------------------------------------------=====================================================================

9. Trading Securities, Commodities, Derivatives and Related Risks

Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at June 30, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report and Form 10-K.

                                                                            Notional                        Balance Sheet
                                                                       Principal Amounts               Credit Exposure (1) (2)
                                                               ---------------------------------------------------------------------
                                                                   June 30,          Dec. 31,         June 30,          Dec. 31,
In billions of dollars                                               2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products                                            $5,412.2          $5,351.0            $ 8.0             $10.2
Foreign exchange products                                          2,094.6           1,797.1             10.3              11.4
Equity products                                                      168.5             144.2              7.8               9.3
Commodity products                                                    33.6              34.9              0.9               0.4
Credit derivative products                                            54.5              46.0              0.3               0.3
                                                                                                  ----------------------------------
                                                                                                        $27.3             $31.6
---------------------------------------------------------------=====================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) The balance sheet credit exposure reflects $62.1 billion and $65.4 billion of master netting agreements in effect at June 30, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.5 billion at June 30, 2000 and $2.2 billion at December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the second quarter of 2000.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                      Notional Principal
                                                          Amounts (1)             Percentage of June 30, 2000 Amount Maturing
                                                      ------------------------------------------------------------------------------
                                                       June 30,  Dec. 31,   Within     1 to      2 to     3 to      4 to     After
In billions of dollars                                   2000      1999     1 Year    2 Years  3 Years  4 Years   5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                                        $15.1     $  7.1      100%        -%        -%       -%       -%         -%
Forward contracts                                          2.8        3.3      100         -         -        -        -          -
Swap agreements                                          110.6      104.7       32        18        13       10        7         20
Option contracts                                           7.9        7.1       16        27         -        3       43         11
Foreign exchange products
Futures and forward contracts                             89.4       50.6       98         1         1        -        -          -
Cross-currency swaps                                       6.5        7.0       13        23        30        7        6         21
Credit derivatives products                               29.1       29.2        3         3         7        6       31         50
------------------------------------------------------==============================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of June 30, 2000

                                                                                      Remaining Contracts Outstanding --
                                                                                          Notional Principal Amounts
                                                                           ---------------------------------------------------------
In billions of dollars                                                       2000      2001      2002     2003      2004      2005
------------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                                          $67.8     $53.6     $45.0    $33.4     $23.7     $16.6
Weighted-average fixed rate                                                    6.3%      6.4%      6.3%     6.4%      6.6%      6.6%
Pay fixed swaps                                                               28.3      18.9       9.8      7.5       6.1       5.2
Weighted-average fixed rate                                                    6.3%      6.2%      6.3%     6.3%      6.2%      6.3%
Basis swaps                                                                   14.5       2.7       1.0      0.7       0.4       0.3
Purchased floors                                                               5.6       4.4       2.8      2.8       2.8       0.1
Weighted-average floor rate purchased                                          6.2%      6.2%      7.3%     7.3%      7.3%      5.8%
Written caps related to other purchased caps (1)                               2.3       2.2       1.7      1.7       1.5       0.8
Weighted-average cap rate written                                              9.8%      9.8%     10.6%    10.6%     10.7%     10.5%
---------------------------------------------------------------------------=========================================================
Three-month forward LIBOR rates (2)                                            6.8%      7.1%      7.1%     7.1%      7.1%      7.3%
---------------------------------------------------------------------------=========================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of June 30, 2000, provided for reference.
--------------------------------------------------------------------------------

10. Contingencies

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

Cash-Basis, Renegotiated, and Past Due Loans

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (1)                       $  210           $  241            $  214
Other                                                                                  1,428            1,162             1,341
                                                                                 ---------------------------------------------------
Total                                                                                 $1,638           $1,403            $1,555
---------------------------------------------------------------------------------===================================================
Commercial cash-basis loans
In U.S. offices                                                                       $  405           $  256            $  265
In offices outside the U.S.                                                            1,233            1,147             1,290
                                                                                 ---------------------------------------------------
Total                                                                                 $1,638           $1,403            $1,555
---------------------------------------------------------------------------------===================================================
Commercial renegotiated loans
In U.S. offices                                                                          $ -              $16               $ -
In offices outside the U.S.                                                               27               43                50
                                                                                 ---------------------------------------------------
Total                                                                                    $27              $59               $50
---------------------------------------------------------------------------------===================================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices                                                                       $  716           $  724            $  732
In offices outside the U.S.                                                            1,475            1,506             1,527
                                                                                 ---------------------------------------------------
Total                                                                                 $2,191           $2,230            $2,259
---------------------------------------------------------------------------------===================================================
Accruing loans 90 or more days delinquent (2)
In U.S. offices                                                                       $  771           $  732            $  598
In offices outside the U.S.                                                              397              452               472
                                                                                 ---------------------------------------------------
Total                                                                                 $1,168           $1,184            $1,070
---------------------------------------------------------------------------------===================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $423 million, $379 million, and $284 million are government-guaranteed student loans at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.
--------------------------------------------------------------------------------

Other Real Estate Owned and Assets Pending Disposition

                                                                                     June 30,         Dec. 31,          June 30,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Other real estate owned
Consumer (1)                                                                            $180             $204              $213
Commercial (1)                                                                           267              486               626
Corporate/Other                                                                            8               14                 8
                                                                                 ---------------------------------------------------
Total                                                                                   $455             $704              $847
---------------------------------------------------------------------------------===================================================
Assets pending disposition (2)                                                           $93              $86               $89
---------------------------------------------------------------------------------===================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

Details of Credit Loss Experience

                                                 2nd Qtr.          1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
In millions of dollars                             2000              2000              1999             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of  period                         $6,657            $6,679            $6,706           $6,743            $6,662
                                             ---------------------------------------------------------------------------------------

Provision for credit losses
Consumer                                             580               627               594              594               679
Commercial                                           131               124                92               38               111
                                             ---------------------------------------------------------------------------------------
                                                     711               751               686              632               790
                                             ---------------------------------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                      481               463               427              419               439
In offices outside the U.S.                          285               312               310              324               332
Commercial
In U.S. offices                                       56                49                28                9                 3
In offices outside the U.S.                           99                94               130               95               132
                                             ---------------------------------------------------------------------------------------
                                                     921               918               895              847               906
                                             ---------------------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                       89                74                54               66                70
In offices outside the U.S.                           82                73                82               79                70
Commercial
In U.S. offices                                        3                 8                11                1                 3
In offices outside the U.S.                           21                11                46               15                21
                                             ---------------------------------------------------------------------------------------
                                                     195               166               193              161               164
                                             ---------------------------------------------------------------------------------------
Net credit losses
In U.S. offices                                      445               430               390              361               369
In offices outside the U.S.                          281               322               312              325               373
                                             ---------------------------------------------------------------------------------------
                                                     726               752               702              686               742
                                             ---------------------------------------------------------------------------------------
Other -- net (1)                                      94               (21)              (11)              17                33
                                             ---------------------------------------------------------------------------------------
Allowance for credit losses at end of period      $6,736            $6,657            $6,679           $6,706            $6,743
---------------------------------------------=======================================================================================
Net consumer credit losses                          $595              $628              $601             $598              $631
As a percentage of average consumer loans           1.54%             1.71%             1.68%            1.74%             1.91%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                        $131              $124              $101              $88              $111
As a percentage of average commercial loans         0.51%             0.52%             0.42%            0.37%             0.48%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      (c) The Company issued an aggregate of 790,044 shares (split-adjusted) of its common stock to the former shareholders of Schroder Holdings (Jersey) Limited, a company organized in Jersey, Channel Islands, in connection with an exchange offer. The exchange offer was made pursuant to an exemption from registration provided by Rule 802 under the Securities Act of 1933 for exchange offers made for securities of a foreign private issuer. In the exchange offer, Salomon Smith Barney Holdings Inc., a wholly owned subsidiary of the Company, exchanged cash, Loan Notes and Exchangeable Loan Notes for all of the outstanding share capital of Schroder Holdings (Jersey) Limited. Pursuant to the terms of the exchange offer, the Exchangeable Loan Notes were immediately exchanged for the shares of the Company's common stock issued in connection with the exchange offer. The shares of the Company's common stock were issued on or around the settlement dates of the exchange offer, which began May 5, 2000 and ended May 25, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

            Information concerning all matters voted on by stockholders at Citigroup's Annual Meeting of Stockholders held on April 18, 2000 is incorporated herein by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            See Exhibit Index.

      (b)   Reports on Form 8-K.

            On April 18, 2000, the Company filed a Current Report on Form 8-K, dated April 17, 2000, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 2000, and certain other selected financial data.

            On June 20, 2000, the Company filed a Current Report on Form 8-K, dated June 19, 2000, filing as an exhibit under Item 7 thereof the Distribution Agreement, dated June 19, 2000, between the Company and Salomon Smith Barney Inc., relating to the offer and sale of the Company's Medium-Term Senior Notes, Series C, Due Nine Months or More from Date of Issue and Medium-Term Subordinated Notes, Series C, Due Nine Months or More from Date of Issue.

            No other reports on Form 8-K were filed during the second quarter of 2000; however,

      (1) On July 20, 2000, the Company filed a Current Report on Form 8-K, dated July 19, 2000, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 2000, and certain other selected financial data.

      (2) On July 20, 2000, the Company filed a Current Report on Form 8-K, dated July 11, 2000, filing as exhibits under Item 7 thereof:

            (A) Terms Agreement, dated July 11, 2000, among the Company and Salomon Brothers International Limited, Bear, Stearns International Limited, Daiwa Securities SB Capital Markets Europe Limited, Deutsche Bank AG London, Goldman Sachs International, IBJ International plc, Nomura International plc, Sanwa International plc and Tokyo-Mitsubishi International plc, as Underwriters, relating to the offer and sale of the Company's (Y)55 billion 1.40% Notes due July 18, 2005.

            (B) Form of DTC Global Note for the Company's 1.40% Notes due July 18, 2005.

            (C) Form of International Global Note for the Company's 1.40% Notes due July 18, 2005.

            (D) Form of Fiscal Agency Agreement among Citibank, N.A. London Office, the Company and Banque Internationale a Luxembourg S.A.

      (3) On July 25, 2000, the Company filed a Current Report on Form 8-K, dated July 21, 2000, reporting under Item 5 thereof the announcement that the Board of Directors of the Company had elected Robert I. Lipp to the Board of Directors and appointed him Vice Chairman and a Member of the Office of the Chairman.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August, 2000.

                                                 CITIGROUP INC.
                                                 (Registrant)


                                              By /s/Todd S. Thomson
                                                 ------------------
                                                    Todd S. Thomson
                                                    Chief Financial Officer
                                                    Principal Financial Officer


By /s/Irwin R. Ettinger                       By /s/Roger W. Trupin
   --------------------                          ------------------
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

3.01.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-9924).

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