Form 10-Q
period 2000-09-30
CITIGROUP INC
filed 2000-11-13
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    399 Park Avenue, New York, New York 10043
               (Address of principal executive offices) (Zip Code)

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

         Common stock outstanding as of October 31, 2000: 4,492,529,155

                    Available on the Web at www.citigroup.com

                                 Citigroup Inc.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                        Page No.
                                                                        --------

           Consolidated Statement of Income (Unaudited) -
             Three and Nine Months Ended September 30, 2000 and 1999          36

           Consolidated Statement of Financial Position -
             September 30, 2000 (Unaudited) and December 31, 1999             37

           Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Nine Months Ended September 30, 2000 and 1999      38

           Consolidated Statement of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 2000 and 1999                    39

           Notes to Consolidated Financial Statements (Unaudited)             40

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          1 - 35

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    28 - 30
                                                                         46 - 47

                           Part II - Other Information

Item 2.    Changes in Securities and Use of Proceeds                          50

Item 6.    Exhibits and Reports on Form 8-K                              50 - 52

Signatures                                                                    52

Exhibit Index                                                                 53

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Business Focus

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------------
In millions of dollars, except per share data                 2000             1999 (1)              2000             1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer
Citibanking North America                                    $  143             $  107              $  420             $  283
Mortgage Banking                                                 70                 59                 196                170
North America Cards                                             369                301                 973                858
CitiFinancial                                                   124                135                 353                284
                                                        ----------------------------------------------------------------------------
     Total Banking/Lending                                      706                602               1,942              1,595
                                                        ----------------------------------------------------------------------------
Travelers Life and Annuity                                      179                168                 568                488
Primerica Financial Services                                    124                114                 368                337
Personal Lines                                                   68                 23                 225                185
                                                        ----------------------------------------------------------------------------
     Total Insurance                                            371                305               1,161              1,010
                                                        ----------------------------------------------------------------------------
Western Europe                                                   88                 71                 251                203
Japan                                                            36                 25                 104                 69

   Asia                                                         142                 92                 428                257
   Latin America                                                 32                 52                 139                140
   Central & Eastern Europe, Middle East and Africa              15                 27                  45                 36
                                                        ----------------------------------------------------------------------------
     Total Emerging Markets Consumer Banking                    189                171                 612                433
                                                        ----------------------------------------------------------------------------
Total International                                             313                267                 967                705
                                                        ----------------------------------------------------------------------------
e-Consumer                                                      (43)               (29)               (157)               (78)
Other                                                           (25)               (12)                (82)               (53)
                                                        ----------------------------------------------------------------------------
Total Global Consumer                                         1,322              1,133               3,831              3,179
                                                        ----------------------------------------------------------------------------
Global Corporate and Investment Bank
Salomon Smith Barney                                            622                432               2,220              1,690
Global Relationship Banking                                     250                143                 751                473
Emerging Markets Corporate Banking                              401                303               1,163                904
Commercial Lines                                                315                255                 822                645
                                                        ----------------------------------------------------------------------------
Total Global Corporate and Investment Bank                    1,588              1,133               4,956              3,712
                                                        ----------------------------------------------------------------------------
Global Investment Management & Private Banking
SSB Citi Asset Management Group
  and Global Retirement Services                                 96                 84                 283                250
Global Private Bank                                              80                 70                 239                196
                                                        ----------------------------------------------------------------------------
Total Global Investment Management
  & Private Banking                                             176                154                 522                446
                                                        ----------------------------------------------------------------------------
Investment Activities                                           292                194               1,160                445
                                                        ----------------------------------------------------------------------------
Corporate/Other                                                (244)              (145)               (693)              (404)
e-Citi                                                          (23)               (19)                (56)               (36)
                                                        ----------------------------------------------------------------------------
Total Corporate/Other                                          (267)              (164)               (749)              (440)
                                                        ----------------------------------------------------------------------------
Core income                                                   3,111              2,450               9,720              7,342
Restructuring-related items, after-tax (2)                      (23)               (15)                (37)                30
Cumulative effect of accounting changes (3)                      --                 --                  --               (127)
                                                        ----------------------------------------------------------------------------
Net income                                                   $3,088             $2,435              $9,683             $7,245
--------------------------------------------------------============================================================================

Diluted earnings per share (4)
Core income                                                   $0.67              $0.53               $2.10              $1.58
Net income                                                     0.67               0.52                2.09               1.55
--------------------------------------------------------============================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) The 2000 third quarter and nine months include accelerated depreciation of $8 million and $39 million, respectively, new charges of $15 million and $29 million, respectively, and in the nine-month period, a $31 million credit for the reversal of prior charges. The 1999 third quarter and nine months include accelerated depreciation of $25 million and $105 million, respectively, new charges of $31 million, and credits for the reversal of prior charges of $41 million and $166 million, respectively. See Note 8 of Notes to Consolidated Financial Statements.
(3) Accounting changes include the 1999 first quarter adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
      Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 3 of Notes to Consolidated Financial Statements.
(4) Earnings per share have been adjusted to reflect the four-for-three split in Citigroup's common stock, effective August 25, 2000. See Note 1 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Income Analysis

The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 36 to the basis presented in the business segment discussions.

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------------
In millions of dollars                                        2000               1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                     $16,337            $14,021             $49,225            $42,471
Effect of credit card securitization activity                   427                552               1,415              1,710
                                                        ----------------------------------------------------------------------------
Adjusted revenues, net of interest expense                   16,764             14,573              50,640             44,181
                                                        ----------------------------------------------------------------------------
Total operating expenses                                      8,479              7,261              25,047             22,106
Restructuring-related items                                     (36)               (22)                (59)                61
                                                        ----------------------------------------------------------------------------
Adjusted operating expenses                                   8,443              7,239              24,988             22,167
                                                        ----------------------------------------------------------------------------
Operating margin                                              8,321              7,334              25,652             22,014
                                                        ----------------------------------------------------------------------------
Provisions for benefits, claims, and credit losses            3,006              2,890               9,026              8,608
Effect of credit card securitization activity                   427                552               1,415              1,710
                                                        ----------------------------------------------------------------------------
Adjusted provisions for benefits, claims,
  and credit losses                                           3,433              3,442              10,441             10,318
                                                        ----------------------------------------------------------------------------
Core income before income taxes and minority interest         4,888              3,892              15,211             11,696
Taxes on core income                                          1,764              1,386               5,403              4,173
Minority interest, net of income taxes                           13                 56                  88                181
                                                        ----------------------------------------------------------------------------
Core income                                                   3,111              2,450               9,720              7,342
Restructuring-related items, after-tax                          (23)               (15)                (37)                30
                                                        ----------------------------------------------------------------------------
Income before cumulative effect of accounting changes         3,088              2,435               9,683              7,372
Cumulative effect of accounting changes                          --                 --                  --               (127)
                                                        ----------------------------------------------------------------------------
Net income                                                  $ 3,088            $ 2,435             $ 9,683            $ 7,245
--------------------------------------------------------============================================================================

Results of Operations

Income and Earnings Per Share

Citigroup reported core income of $3.111 billion or $0.67 per diluted common share in the 2000 third quarter, up 27% and 26%, respectively, from $2.450 billion or $0.53 in the 1999 third quarter. Net income in the 2000 quarter was $3.088 billion or $0.67 per diluted share, up 27% and 29% from $2.435 billion or $0.52 in the year-ago quarter. Core income return on common equity was 24.2% and 22.1% in the third quarters of 2000 and 1999, respectively.

Core income for the 2000 nine months of $9.720 billion or $2.10 per diluted common share was up 32% and 33% from $7.342 billion or $1.58 in the 1999 nine months. Net income in the 2000 nine months was $9.683 billion or $2.09 per diluted share, up 34% and 35% from $7.245 billion or $1.55 a year ago. Core income return on common equity was 26.2% and 23.0% in the nine months of 2000 and 1999, respectively.

Core income growth in the 2000 third quarter and nine months compared to the 1999 periods was led by Global Corporate and Investment Bank, which improved $455 million or 40% in the quarter and $1.244 billion or 34% in the nine months, reflecting strong growth in all business segments. Salomon Smith Barney (SSB), Emerging Markets Corporate Banking (EM Corporate), and Global Relationship Banking (GRB) increases reflected revenue growth, particularly in commissions, investment banking fees, principal transactions and transaction services, while Commercial Lines benefited from the 2000 second quarter buyback of Travelers Property Casualty Corp's minority interest.

Global Consumer core income improved $189 million or 17% and $652 million or 21% in the 2000 third quarter and nine-month periods compared to the 1999 periods, primarily reflecting improvements in North America Cards, Insurance, and Citibanking North America, strong performance across Asian marketplaces, and continued favorable global credit trends.

Global Investment Management and Private Banking core income grew $22 million or 14% and $76 million or 17% in the 2000 quarter and nine months compared to 1999, primarily reflecting acquisitions in the Global Retirement Services business and volume-related growth in customer revenue, partially offset by increased business development expenses. Investment Activities core income was up $98 million in the 2000 quarter from 1999, primarily reflecting gains on the exchange of certain Latin American bonds during the quarter, partially offset by lower venture capital results, and was up $715 million in the 2000 nine months compared to the 1999 nine months, primarily reflecting strong venture capital results and higher levels of realized gains on sales of investments. The decreases in Corporate/Other included higher treasury costs and, in the nine-month period, a contribution made to the Citigroup Foundation.

Adjusted Revenues, Net of Interest Expense

Adjusted revenues, net of interest expense, of $16.8 billion and $50.6 billion in the 2000 third quarter and nine months, were up $2.2 billion and $6.5 billion, both up 15% from the 1999 periods. Global Corporate and Investment Bank revenues of $8.1 billion in the 2000 quarter and $24.2 billion in the 2000 nine months were up $1.7 billion or 26% and $3.6 billion or 18% from 1999. The increases were led by SSB, up $1.1 billion or 39% in the 2000 third quarter and $2.3 billion or 25% in the nine months, driven by growth in principal transactions, investment banking fees, commissions, and asset management and administration fees. EM Corporate was up $208 million or 20% and $477 million or 14% compared to the 1999 third quarter and nine months, respectively, reflecting growth in all regions, especially in Central and Eastern Europe, Middle East, and Africa (CEEMEA), primarily from the acquisition of Bank Handlowy, a commercial bank in Poland, along with growth in principal transactions and transaction services. GRB revenues were up $195 million or 19% in the 2000 third quarter and $512 million or 16% in the 2000 nine months, primarily due to growth in transaction services, equity derivatives, structured products, the results of the acquisition of Copelco, an international leasing company, and were partially offset by lower treasury and foreign exchange trading results. Commercial Lines revenues grew $169 million or 11% and $271 million or 6% compared to the 1999 quarter and nine months, reflecting higher earned premiums from the Reliance acquisition and an improved rate environment, as well as higher fee income.

Compared to the 1999 periods, Global Consumer revenues were up $325 million or 5% in the 2000 quarter to $7.5 billion, and were up $1.5 billion or 7% in the 2000 nine months to $22.6 billion, led by Banking/Lending, up $208 million or 7% and $590 million or 6% in the 2000 quarter and nine months. Compared to the 1999 periods, Banking/Lending revenue increases were led by North America Cards, up $88 million or 4% in the 2000 third quarter and $111 million or 2% in the 2000 nine months, primarily from strong sales-driven interchange revenues, partially offset by spread compression, and by CitiFinancial, which increased $70 million or 17% and $249 million or 21%, primarily from strong growth in receivables, partially offset by lower spreads. Insurance growth of $90 million or 4% in the 2000 third quarter and $601 million or 9% in the 2000 nine months reflected contributions from all sectors. International revenues were up $18 million or 1% and $397 million or 8%, reflecting strong growth in all products and markets in Asia Pacific, partially offset by the effect of foreign currency translation, primarily in Europe, and reduced interest revenue related to Confia, a Mexican bank acquired in August 1998.

Global Investment Management and Private Banking revenues of $828 million in the 2000 quarter and $2.4 billion in the 2000 nine months were up $152 million or 22% and $478 million or 24% from the 1999 periods, primarily from acquisitions and growth in assets and client business volumes under management. Revenues in Investment Activities increased $184 million and $1.2 billion from the 1999 third quarter and nine months, primarily reflecting gains on the exchange of certain Latin American bonds in the 2000 quarter, partially offset by lower venture capital results in the 2000 quarter, and for the 2000 nine months, reflecting strong venture capital results and higher levels of realized gains on sales of investments.

Income Statement Revenue Line Items

Net interest revenue, as calculated from the Consolidated Statement of Income, rose $254 million or 5% from the 1999 third quarter to $5.4 billion in the 2000 third quarter and rose $927 million or 6% from the 1999 nine months to $15.9 billion in the 2000 nine months, reflecting business volume growth in most markets, partially offset by the effects of spread compression. Net interest revenue, adjusted for the effect of credit card securitization of $6.2 billion and $18.6 billion in the 2000 quarter and nine months, was essentially unchanged from the 1999 quarter and was up $459 million or 3% from the 1999 nine months. Adjusted commissions, asset management and administration fees, and other fee revenues of $5.3 billion in the quarter and $15.7 billion in the nine months were up $1.1 billion or 26% and $3.6 billion or 29% from 1999, primarily as a result of volume-related growth in customer trading activities, assets under fee-based management, investment banking fees, and the impact of recent acquisitions. Insurance premiums of $2.8 billion and $8.3 billion in the 2000 quarter and nine months were up $167 million and $475 million, both up 6% compared to the 1999 quarter and nine months, reflecting strong growth in Travelers Life and Annuity. Principal transactions revenues of $1.5 billion and $4.7 billion for the 2000 quarter and nine months were up $593 million or 62% and $709 million or 18% from the year-ago periods, reflecting strong results in both SSB and GRB. Realized gains from sales of investments were up $472 million from the 1999 third quarter to $507 million in the 2000 quarter and $342 million from the 1999 nine months to $618 million in the 2000 nine months, primarily reflecting gains on the exchange of certain Latin American bonds in the 2000 quarter and, in the year-to-date period, realized gains in EM Corporate, partially offset by repositioning losses in the Insurance portfolio. Other income as shown in the Consolidated Statement of Income of $801 million in the 2000 quarter was down $265 million from the 1999 third quarter reflecting lower venture capital and credit card securitization activities, but was up $746 million from the 1999 nine months to $4.0 billion in the 2000 nine months, primarily reflecting higher venture capital results.

Adjusted Operating Expenses

Adjusted operating expenses of $8.4 billion and $25.0 billion in the 2000 third quarter and nine months, which exclude restructuring-related items, were up $1.2 billion or 17% in the quarter and $2.8 billion or 13% in the nine months compared to 1999. Global Corporate and Investment Bank expenses were up 24% in the 2000 quarter and 14% in the 2000 nine months, primarily attributable to production-related compensation, increased business volumes, and newly acquired businesses, partially offset by the absence of year 2000 expenses. Compared to the 1999 periods, Global Consumer expenses increased 5% in the 2000 third quarter and 7% in the 2000 nine months, reflecting an increase in sales-related expenses, higher business volume and expansion initiatives, and charges related to the termination of certain contracts and initiatives at e-Consumer, partially offset by the effect of foreign currency translation, primarily in Europe. Global Investment Management and Private Banking expenses increased 29% and 28% from the year-ago quarter and nine-month periods, primarily reflecting acquisitions in the Global Retirement Services business and higher costs associated with the continued expansion of sales and technology investments. Corporate/Other expenses increased $17 million in the 2000 quarter and $209 million in the 2000 nine months, which primarily reflected a 2000 first quarter $108 million pretax expense (which had minimal impact on Citigroup's earnings after related tax benefits and investment gains) for the contribution of appreciated venture capital securities to the Company's Foundation.

Adjusted Provisions for Benefits, Claims and Credit Losses

Adjusted provisions for benefits, claims, and credit losses were $3.4 billion and $10.4 billion in the 2000 third quarter and nine months, essentially flat in the quarter compared to 1999 and up $123 million or 1% year-to-date compared to 1999. Policyholder benefits and claims increased 5% from the 1999 quarter to $2.4 billion, and were up 7% to $6.9 billion for the 2000 nine months, primarily as a result of higher loss levels at Commercial Lines in the 2000 quarter, and increased volume at Travelers Life and Annuity and higher loss levels at both Commercial and Personal Lines in the year-to-date period. The adjusted provision for credit losses decreased 10% from the 1999 quarter to $1.1 billion in the 2000 quarter and 9% from the 1999 nine months to $3.5 billion in the 2000 nine months, principally reflecting lower losses in North America Cards and Latin America Consumer. Global Consumer managed net credit losses were $1.038 billion and the related loss ratio was 1.88% in the 2000 third quarter, down from $1.064 billion and 2.06% in the preceding quarter and $1.150 billion and 2.41% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) decreased to 1.60% at September 30, 2000 from 1.67% at June 30, 2000 and 1.96% a year ago.

Capital

Total capital (Tier 1 and Tier 2) was $61.6 billion or 10.63% of net risk-adjusted assets, and Tier 1 capital was $48.4 billion or 8.35% at September 30, 2000, compared to $60.4 billion or 11.12% and $46.8 billion or 8.62% at June 30, 2000. The decreases in the capital ratios were primarily a result of an increase in net risk-adjusted assets.

Associates Merger

Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000, Citigroup and Associates First Capital Corporation (Associates) have agreed to merge a wholly owned subsidiary of Citigroup with and into Associates, making Associates a subsidiary of Citigroup. The transaction has been approved by the Boards of Directors of both Citigroup and Associates. Pursuant to the agreement, Associates common stockholders will receive .7334 of a share of Citigroup's common stock for each share of Associates common stock that they own. The transaction is expected to be completed prior to the end of 2000 and is subject to various regulatory approvals and the approval by the stockholders of Associates. The merger is expected to be a tax-free exchange and accounted for on a "pooling of interests" basis.

GLOBAL CONSUMER

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                        2000          1999 (1)         Change        2000          1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $7,088          $6,638             7         $21,148        $19,332              9
Effect of credit card securitization
activity                                        427             552           (23)          1,415          1,710            (17)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     7,515           7,190             5          22,563         21,042              7
Adjusted operating expenses (2)               3,038           2,884             5           9,143          8,572              7
                                          -------------------------------               -------------------------------
Provisions for benefits, claims,
  and credit losses                           1,974           1,959             1           5,973          5,686              5
Effect of credit card securitization
activity                                        427             552           (23)          1,415          1,710            (17)
                                          -------------------------------               -------------------------------
Adjusted provisions for benefits,
  claims, and credit losses                   2,401           2,511            (4)          7,388          7,396             --
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                       2,076           1,795            16           6,032          5,074             19
Income taxes                                    748             653            15           2,168          1,844             18
Minority interest, after-tax                      6               9           (33)             33             51            (35)
                                          -------------------------------               -------------------------------
Core income                                   1,322           1,133            17           3,831          3,179             21
Restructuring-related items, after-tax          (19)            (17)          (12)            (12)           (73)            84
                                          -------------------------------               -------------------------------
Net income                                   $1,303          $1,116            17          $3,819         $3,106             23
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, lending, investment and personal insurance products and services, including credit and charge cards, to customers around the world -- reported core income of $1.322 billion and $3.831 billion in the 2000 third quarter and nine months, up $189 million or 17% and $652 million or 21% from the 1999 periods. Banking/Lending core income increased $104 million or 17% in the 2000 quarter and $347 million or 22% in the 2000 nine months reflecting strong performance across most businesses. In the International businesses, core income grew $46 million or 17% in the 2000 quarter and $262 million or 37% in the 2000 nine months, marked by strong performance in Asia, Western Europe, and Japan. In Latin America, core income was down $20 million or 38% in the 2000 quarter and $1 million or 1% in the 2000 nine months reflecting reduced interest revenue related to Confia, a Mexican bank acquired in August 1998. In the Insurance segment, core income grew $66 million or 22% and $151 million or 15% from the 1999 periods reflecting improvements across all businesses, including the effect of a 1999 third quarter charge of $28 million (after-tax) related to curtailing the sale of TRAVELERS SECURE (R) auto and homeowners products. Net income was $1.303 billion and $3.819 billion in the 2000 third quarter and nine-month periods, compared with $1.116 billion and $3.106 billion in the comparable 1999 periods.

Banking/Lending

Citibanking North America

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)       Change          2000         1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $572            $526             9          $1,716         $1,548             11
Adjusted operating expenses (2)                 325             330            (2)            988          1,011             (2)
Provision for credit losses                       7              11           (36)             23             49            (53)
                                          -------------------------------               -------------------------------
Core income before taxes                        240             185            30             705            488             44
Income taxes                                     97              78            24             285            205             39
                                          -------------------------------               -------------------------------
Core income                                     143             107            34             420            283             48
Restructuring-related items, after-tax           --               3          (100)              8            (16)            NM
                                          -------------------------------               -------------------------------
Net income                                     $143            $110            30          $  428         $  267             60
------------------------------------------==========================================================================================
Average assets (in billions of dollars)          $9              $9            --              $9             $9             --
Return on assets                               6.32%           4.85%                         6.35%          3.97%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               6.32%           4.72%                         6.23%          4.20%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $143 million and $420 million in the 2000 third quarter and nine months, up $36 million or 34% and $137 million or 48% from the 1999 periods, primarily driven by revenue growth. Net income was $143 million and $428 million in the 2000 third quarter and nine months compared with $110 million and $267 million in the 1999 periods.

As shown in the following table, Citibanking grew accounts and customer deposits from 1999, while loans declined from a year ago.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                %                September 30,                %
                                          -------------------------------               -------------------------------
In billions of dollars                          2000            1999         Change           2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           6.5             6.2            5              6.5            6.2             5
Average customer deposits                      $44.8           $42.2            6            $44.2          $42.0             5
Average loans                                  $ 7.0           $ 7.3           (4)           $ 7.0          $ 7.4            (5)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $572 million and $1.716 billion in the 2000 third quarter and nine months increased $46 million or 9% and $168 million or 11% from the 1999 periods, reflecting higher customer deposit volumes and spreads and increased investment product fees, partially offset by lower loan revenues. Investment product fees and commissions increased 33% and 36% from the 1999 third quarter and nine months. Adjusted operating expenses decreased $5 million or 2% in the quarter and $23 million or 2% in the nine months reflecting lower marketing expenses and reduced fixed costs, partially offset by higher variable compensation due to increased investment product sales.

The provision for credit losses declined to $7 million and $23 million in the 2000 third quarter and nine months from $11 million and $49 million in the 1999 periods. The net credit loss ratio of 0.86% in the 2000 third quarter declined from 0.88% in the 2000 second quarter and 1.06% a year ago. Loans delinquent 90 days or more of $33 million or 0.46% of loans at September 30, 2000 were essentially unchanged from June 30, 2000 and improved from $64 million or 0.90% a year ago. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

Mortgage Banking

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $203            $199             2            $613           $551             11
Total operating expenses (2)                     85              93            (9)            272            238             14
(Benefit) provision for credit losses            (3)              2            NM              (2)            10             NM
                                          -------------------------------               -------------------------------
Income before taxes
  and minority interest                         121             104            16             343            303             13
Income taxes                                     45              41            10             130            119              9
Minority interest, after-tax                      6               4            50              17             14             21
                                          -------------------------------               -------------------------------
Core income                                      70              59            19             196            170             15
Restructuring-related items, after-tax           --              (1)          100              --             (1)           100
                                          -------------------------------               -------------------------------
Net income                                     $ 70            $ 58            21            $196           $169             16
------------------------------------------==========================================================================================
Average assets (in billions of dollars)        $ 40            $ 29            38            $ 36           $ 29             24
Return on assets                               0.70%           0.79%                         0.73%          0.78%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               0.70%           0.81%                         0.73%          0.78%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related charges.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across North America -- reported net income of $70 million and $196 million in the 2000 third quarter and nine months, up $12 million or 21% and $27 million or 16% from the 1999 periods, reflecting higher loan volumes and continued mortgage credit improvements, partially offset by lower spreads. Net income in the nine months also reflects the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One).

As shown in the following table, accounts and loans increased from the 1999 periods reflecting strong growth in both student loans and mortgages. Accounts also reflect growth in serviced mortgage accounts. Mortgage originations increased from a year ago with a larger proportion at variable interest rates, which are typically held on-balance sheet rather than securitized.

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In billions of dollars                          2000            1999         Change           2000            1999         Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions) (1)                       4.2             3.2           31              4.2             3.2           31
Average loans (1)                              $37.2           $27.1           37            $33.7           $27.0           25
Mortgage originations                          $ 5.4           $ 4.7           15            $13.8           $13.4            3
------------------------------------------==========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $203 million and $613 million in the 2000 third quarter and nine months grew $4 million or 2% and $62 million or 11% from the 1999 periods, reflecting loan growth, partially offset by reduced spreads and lower securitization activity. Revenues in the 2000 nine months also reflect higher servicing revenue. Operating expenses decreased $8 million or 9% in the 2000 quarter and increased $34 million or 14% in the 2000 nine months. The expense decline in the 2000 third quarter reflects the sale of certain non-strategic mortgage sales offices. The increase in both revenues and expenses in the nine months reflects the effect of Source One.

The (benefit) provision for credit losses of ($3) million and ($2) million in the 2000 third quarter and nine months declined from $2 million and $10 million in the 1999 periods. The net credit loss ratio was 0.06% in the 2000 third quarter compared with 0.05% in the 2000 second quarter and 0.12% a year ago. Loans delinquent 90 days or more were $709 million or 1.82% of loans at September 30, 2000, compared with $709 million or 1.98% at June 30, 2000 and $629 million or 2.28% a year ago. The increase in delinquent loans from a year ago reflects higher student loan volumes, which are predominantly government-guaranteed.

North America Cards

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------       %
In millions of dollars                        2000          1999 (1)        Change          2000         1999 (1)          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,632          $1,419            15          $4,609         $4,203             10
Effect of credit card securitization
activity                                        427             552           (23)          1,415          1,710            (17)
                                          -------------------------------               -------------------------------
Adjusted revenues,
  net of interest expense                     2,059           1,971             4           6,024          5,913              2
Adjusted operating expenses (2)                 742             697             6           2,190          2,120              3
Adjusted provision for credit losses (3)        728             797            (9)          2,285          2,433             (6)
                                          -------------------------------               -------------------------------
Core income before taxes                        589             477            23           1,549          1,360             14
Income taxes                                    220             176            25             576            502             15
                                          -------------------------------               -------------------------------
Core income                                     369             301            23             973            858             13
Restructuring-related items, after-tax           --               2          (100)              4              2            100
                                          -------------------------------               -------------------------------
Net income                                   $  369          $  303            22          $  977         $  860             14
------------------------------------------==========================================================================================
Average assets (in billions of
dollars) (4)                                    $43             $28            54             $36            $29             24
Return on assets                               3.41%           4.29%                         3.63%          3.96%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets (5)                           3.41%           4.26%                         3.61%          3.96%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of credit card securitization.
(4) Adjusted for the effect of credit card securitization, managed average assets were $87 billion and $82 billion in the 2000 third quarter and nine months, respectively, compared to $76 billion and $75 billion in the 1999 third quarter and nine months, respectively.
(5) Adjusted for the effect of credit card securitization, the return on managed assets, excluding restructuring-related items, was 1.69% and 1.59% in the 2000 third quarter and nine months, respectively, compared with 1.57% and 1.53% in the 1999 third quarter and nine months, respectively.
--------------------------------------------------------------------------------

North America Cards -- North America bankcards and Diners Club -- reported core income of $369 million and $973 million in the 2000 third quarter and nine months, up $68 million or 23% and $115 million or 13% from the 1999 periods, driven by improvements in bankcards. Net income was $369 million and $977 million in the 2000 third quarter and nine months, compared with $303 million and $860 million in the 1999 periods.

On July 26, 2000, Citigroup acquired the bankcard portfolio of Canada Trust, which added approximately $1.2 billion in managed receivables and 800,000 accounts.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, North America bankcards risk adjusted margin of 6.14% and 6.11% in the 2000 third quarter and nine months declined 14 basis points and 23 basis points from the 1999 periods, reflecting lower spreads offset by credit improvements, and an increase in non-interest revenue, primarily interchange fees.

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------------------------------------------
In billions of dollars                                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                           $1.254            $1.109           $3.500            $3.279
Risk adjusted margin % (2)                                             6.14%             6.28%            6.11%             6.34%
---------------------------------------------------------------=====================================================================

(1)   Adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $2.059 billion and $6.024 billion in the 2000 third quarter and nine months were up $88 million or 4% and $111 million or 2% from the 1999 third quarter and nine months as higher interchange fee revenues from sales volume growth and increased fees from other cardmember services were offset by lower spreads. Spread compression in the portfolio principally reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates. Adjusted operating expenses of $742 million and $2.190 billion in the 2000 third quarter and nine months were up $45 million or 6% and $70 million or 3% from the 1999 periods, reflecting higher marketing costs and the effect of recent acquisitions.

As shown in the following table, on a managed basis, the N.A. bankcard portfolio experienced strong receivable, sales, and account growth in both the 2000 quarter and nine months compared to the 1999 periods, reflecting base business momentum as well as recent portfolio acquisitions.

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In billions of dollars                          2000            1999         Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          43.9            41.0            7             43.9           41.0             7
Total sales                                    $48.0           $41.2           17           $139.2         $119.1            17
End-of-period managed receivables              $83.7           $71.0           18           $ 83.7         $ 71.0            18
------------------------------------------==========================================================================================

The adjusted provision for credit losses was $728 million and $2.285 billion in the 2000 third quarter and nine months, down from $797 million and $2.433 billion in the 1999 periods. N.A. bankcards managed net credit losses in the 2000 third quarter were $714 million and the related loss ratio was 3.50%, down from $745 million and 3.96% in the 2000 second quarter and $777 million and 4.40% in the 1999 third quarter. N.A. bankcards managed loans delinquent 90 days or more were $1.022 billion or 1.23% of loans at September 30, 2000, compared with $929 million or 1.18% at June 30, 2000 and $1.000 billion or 1.42% at September 30, 1999. The improvement in the net credit loss ratio from a year ago reflects industry-wide bankruptcy trends and continued credit risk management initiatives. Net credit losses and the related loss ratio may increase from the 2000 third quarter should bankruptcy filings and delinquent loans increase in the future. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

CitiFinancial

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $491            $421            17          $1,427         $1,178             21
Adjusted operating expenses (2)                 186             133            40             561            431             30
Provisions for benefits, claims
  and credit losses                             110              77            43             309            298              4
                                          -------------------------------               -------------------------------
Core income before taxes                        195             211            (8)            557            449             24
Income taxes                                     71              76            (7)            204            165             24
                                          -------------------------------               -------------------------------
Core income                                     124             135            (8)            353            284             24
Restructuring-related items, after-tax           --              (1)          100              --             (2)           100
                                          -------------------------------               -------------------------------
Net income                                     $124            $134            (7)         $  353         $  282             25
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $20             $16            25             $19            $15             27
Return on assets                               2.47%           3.32%                         2.48%          2.51%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

CitiFinancial -- which provides community based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses -- reported net income of $124 million and $353 million in the 2000 third quarter and nine months, down $10 million or 7% in the 2000 quarter and up $71 million or 25% in the 2000 nine months from the 1999 periods. Income growth in the 2000 quarter and nine months was reduced by a 1999 third quarter litigation reserve release of $15 million (after-tax) related to the settlement of a claim.

As shown in the following table, receivables grew 27% from the 1999 third quarter due to higher volumes at CitiFinancial branches and cross selling of products through other Citigroup distribution channels. At September 30, 2000, the portfolio consisted of 61% real estate-secured loans, 32% personal loans, and 7% sales finance and other compared with 58%, 35%, and 7%, respectively, at September 30, 1999. The average net interest margin on receivables of 8.01% in the 2000 third quarter and 8.17% in the 2000 nine months declined 100 and 78 basis points, respectively, from the 1999 periods reflecting lower yields due to changes in portfolio mix toward more real estate-secured loans and higher funding costs due to increased interest rates.

                                               Three Months Ended                             Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
                                               2000            1999         Change          2000            1999          Change
------------------------------------------------------------------------------------------------------------------------------------
End-of-period managed receivables
(in billions)                                  $18.5           $14.6           27%           $18.5          $14.6            27%
Average net interest margin %                   8.01%           9.01%        (100) bps        8.17%          8.95%          (78) bps
------------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $491 million and $1.427 billion in the 2000 third quarter and nine months increased $70 million or 17% and $249 million or 21% from the 1999 periods, reflecting strong growth in receivables offset by lower spreads. Adjusted operating expenses of $186 million and $561 million in the 2000 third quarter and nine months grew $53 million or 40% and $130 million or 30% from the 1999 periods, reflecting higher business volumes and the 1999 third quarter litigation reserve release of $23 million (pre-tax).

The provisions for benefits, claims, and credit losses were $110 million and $309 million in the 2000 third quarter and nine months, up from $77 million and $298 million in the 1999 periods. Net credit losses in the 2000 third quarter were $86 million and the related loss ratio was 1.91%, compared with $80 million and 1.93% in the 2000 second quarter and $71 million and 2.00% a year ago. The 2000 third and second quarters' net credit loss ratios included a benefit of approximately 13 and 27 basis points, respectively, related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $239 million or 1.29% of loans at September 30, 2000, compared with $229 million or 1.32% at June 30, 2000 and $186 million or 1.27% a year ago. The increase in delinquencies from a year ago reflects the impact of previous acquisitions.

Insurance

Travelers Life and Annuity

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                          -------------------------------       %        -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $899            $869             3          $2,892         $2,507             15
Provision for benefits and claims               531             509             4           1,720          1,445             19
Total operating expenses                        103             107            (4)            326            324              1
                                          -------------------------------               -------------------------------
Income before taxes                             265             253             5             846            738             15
Income taxes                                     86              85             1             278            250             11
                                          -------------------------------               -------------------------------
Net income (1)                                 $179            $168             7            $568           $488             16
------------------------------------------==========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity and individual life insurance -- reported net income of $179 million and $568 million in the 2000 third quarter and nine months, respectively, up from $168 million and $488 million in the comparable periods of 1999. The improvements in 2000 reflect increased business volume, a strong capital base and particularly strong investment income versus the prior-year periods. During the third quarter and nine months of 2000, the business achieved double-digit business volume growth in individual annuity net written premiums and account balances and individual life net written premiums versus the prior-year, reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives. Total operating expenses decreased in the 2000 third quarter compared to the prior-year period due to the contribution of The Copeland Companies (Copeland) to the CitiStreet joint venture. The increase in revenues was also mitigated by the contribution of Copeland.

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

On July 31, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. Proceeds from the sale were $410 million, resulting in an after-tax deferred gain of approximately $150 million.

The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums:

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Individual annuities
   Fixed                                     $  320          $  271            18          $  916         $  715             28
   Variable                                   1,274           1,090            17           3,778          3,114             21
   Individual payout                             21              21            --              63             57             11
GICs and other group annuities                1,482           1,212            22           4,378          4,681             (6)
Individual life insurance
   Direct periodic premiums and deposits        136              88            55             366            259             41
   Single premium deposits                       22              17            29              61             54             13
   Reinsurance                                  (21)            (18)          (17)            (60)           (52)           (15)
                                          -------------------------------               -------------------------------
                                             $3,234          $2,681            21          $9,502         $8,828              8
------------------------------------------==========================================================================================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Increased individual annuities sales, combined with favorable market returns from variable annuities, drove account balances to $30.2 billion at September 30, 2000, up 23% from $24.5 billion at September 30, 1999. Net written premiums and deposits for individual annuities increased 17% and 22% in the 2000 third quarter and nine months to $1.615 billion and $4.757 billion, respectively, from $1.382 billion and $3.886 billion in the 1999 comparable periods. The strong sales reflect significant increased production at Salomon Smith Barney and increased sales from all Travelers Life and Annuity core distribution channels.

Group annuity account balances and benefit reserves reached $16.7 billion at September 30, 2000, up 10% from $15.2 billion at the end of the 1999 third quarter. The group annuity businesses experienced continued strong sales momentum in variable rate guaranteed investment contracts, employer sponsored group plans and cross-selling structured settlement annuities through Travelers Property Casualty Corp. (TAP). Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.482 billion and $4.378 billion in the third quarter and nine months of 2000, respectively, compared to $1.212 billion and $4.681 billion in the comparable periods of 1999.

Direct periodic premiums and deposits for individual life insurance of $136 million and $366 million in the 2000 third quarter and nine months, respectively, were 55% and 41% ahead of the $88 million and $259 million for the comparable periods of 1999 reflecting strong core agency results and the introduction in the 1999 fourth quarter of a new corporate-owned life insurance product. Life insurance in force was $65.2 billion at September 30, 2000, up from $60.6 billion at year-end 1999 and $58.4 billion at September 30, 1999.

Primerica Financial Services

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $474            $444             7          $1,425         $1,319              8
Provision for benefits and claims               106             121           (12)            357            362             (1)
Adjusted operating expenses (1)                 177             146            21             498            434             15
                                          -------------------------------               -------------------------------
Core income before taxes                        191             177             8             570            523              9
Income taxes                                     67              63             6             202            186              9
                                          -------------------------------               -------------------------------
Core income                                     124             114             9             368            337              9
Restructuring-related items, after-tax           --              --            --               1             --            100
                                          -------------------------------               -------------------------------
Net income (2)                                 $124            $114             9          $  369         $  337              9
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
(2)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans and Travelers Insurance Company annuity products -- reported core income of $124 million and $368 million in the 2000 third quarter and nine months, respectively, up from $114 million and $337 million in the 1999 comparable periods. The improvement in 2000 reflects strong mutual fund sales and net investment income and was partially offset by increased infrastructure investment including international expansion. Increases in total production and cross-selling initiatives were achieved during the 2000 third quarter and nine months. Earned premiums, net of reinsurance, were $275 million and $823 million in the 2000 third quarter and nine months, respectively, up from $265 million and $801 million in the 1999 comparable periods.

Total face amount of issued term life insurance was $16.8 billion and $50.3 billion in the 2000 third quarter and nine months, respectively, compared to $12.4 billion and $41.5 billion in the prior-year periods. Life insurance in force reached $408.4 billion at September 30, 2000, up from $394.9 billion at year-end 1999 and $392.8 billion at September 30, 1999, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through more than 100,000 independent representatives. During the 2000 nine months, more than 329,000 FNAs were submitted. Variable annuity sales continued to show momentum with net written premiums and deposits of $270.6 million and $768.5 million in the 2000 third quarter and nine months, respectively, compared to $247.6 million and $749.6 million in the prior-year periods. As a result of the increased emphasis placed on cross-selling initiatives, sales of Travelers Life and Annuity variable annuity products in the 2000 third quarter and nine months accounted for 96% and 95%, respectively, of total variable annuity sales. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial, respectively, was $457.2 million and $1.425 billion in the

2000 third quarter and nine months, respectively, compared to $488.3 million and $1.400 billion in the comparable periods last year. Mutual fund sales were $963.7 million and $3.304 billion for the 2000 third quarter and nine months, respectively, 31% and 42% ahead of last year's third quarter and nine months. During the 2000 nine months, proprietary mutual funds accounted for 49% of Primerica's U.S. sales and 42% of total sales.

Personal Lines

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,048          $1,018             3          $3,116         $3,006              4
Claims and claim adjustment expenses            709             714            (1)          2,030          1,935              5
Total operating expenses                        243             271           (10)            744            759             (2)
                                          -------------------------------               -------------------------------
Income before taxes
  and minority interest                          96              33           191             342            312             10
Income taxes                                     28               5            NM             101             90             12
Minority interest, after-tax                      -               5          (100)             16             37            (57)
                                          -------------------------------               -------------------------------
Net income (1)                              $    68         $    23           196          $  225         $  185             22
------------------------------------------==========================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported net income of $68 million and $225 million in the 2000 third quarter and nine months, respectively, compared to $23 million and $185 million in the prior-year periods. Included in the 1999 third quarter and nine months is a charge related to curtailing the sale of the TRAVELERS SECURE (R) auto and homeowners products of $28 million after tax and minority interest. The 2000 results reflect lower catastrophe losses, increased net investment income and the incremental earnings from the minority interest buyback, offset in part by higher loss trends and lower favorable prior-year reserve development.

The following table shows net written premiums by product line:

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Personal automobile                            $599            $581             3          $1,790         $1,798             --
Homeowners and other                            394             371             6           1,076          1,088             (1)
                                          -------------------------------               -------------------------------
Total net written premiums                     $993            $952             4          $2,866         $2,886             (1)
------------------------------------------==========================================================================================

Personal Lines net written premiums for the 2000 third quarter and nine months were $993 million and $2.866 billion, respectively, compared to $952 million and $2.886 billion in the 1999 comparable periods. Net written premiums in the 1999 first quarter included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners' premiums written by independent agents by $72 million. The increase in net written premiums in the 2000 third quarter and nine months compared to the 1999 periods, excluding the reinsurance adjustment, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements and is offset in part by the curtailment of the sale of the TRAVELERS SECURE(R) auto and homeowners products, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management.

Catastrophe losses, net of taxes and reinsurance, were $2 million and $50 million in the 2000 third quarter and nine months, respectively, compared to $48 million and $79 million in the 1999 comparable periods. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and the Northeast in the first quarter.

The statutory combined ratio for Personal Lines in the 2000 third quarter and nine months was 102.5% and 99.9%, respectively, compared to 104.0% and 97.6% in the comparable periods of 1999. The generally accepted accounting principles
(GAAP) combined ratio for Personal Lines in the 2000 third quarter and nine months was 100.7% and 99.4%, respectively, compared to 106.2% and 97.5% in the comparable periods of 1999. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The improvement in the statutory and GAAP combined ratios for the 2000 third quarter compared to the statutory and GAAP combined ratios for the 1999 third quarter was primarily due to lower catastrophe losses and the TRAVELERS SECURE(R) charge taken in the 1999 third quarter, offset in part by increased loss trends and lower favorable prior-year reserve development.

The 1999 nine months statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the 1999 nine months would have been 97.3% and 98.1%, respectively. The increase in the statutory and GAAP combined ratios for the 2000 nine months compared to the statutory and GAAP combined ratios (excluding the premium adjustment) for the 1999 nine months was primarily due to increased loss trends and lower favorable prior-year reserve development, offset in part by lower catastrophe losses and the TRAVELERS SECURE(R) charge taken in the 1999 third quarter.

International Consumer

Europe, Middle East & Africa

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $572            $607            (6)         $1,741         $1,731              1
Adjusted operating expenses (2)                 341             370            (8)          1,063          1,112             (4)
Provisions for benefits,
  claims and credit losses                       67              79           (15)            208            236            (12)
                                          -------------------------------               -------------------------------
Core income before taxes                        164             158             4             470            383             23
Income taxes                                     61              60             2             174            144             21
                                          -------------------------------               -------------------------------
Core income                                     103              98             5             296            239             24
Restructuring-related items, after-tax           --              (8)          100               7            (17)            NM
                                          -------------------------------               -------------------------------
Net income                                     $103            $ 90            14          $  303         $  222             36
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $21             $23            (9)            $21            $22             (5)
Return on assets                               1.95%           1.55%                         1.93%          1.35%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.95%           1.69%                         1.88%          1.45%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Europe, Middle East & Africa (EMEA - including India and Pakistan) -- which provides banking, lending, and investment services, including credit and charge cards, to customers in Western Europe and CEEMEA -- reported core income of $103 million and $296 million in the 2000 third quarter and nine months, up $5 million or 5% and $57 million or 24% from the 1999 periods. Core income in Western Europe of $88 million and $251 million in the 2000 third quarter and nine months increased $17 million or 24% and $48 million or 24% from the 1999 periods, reflecting growth across the region, particularly in Germany. CEEMEA core income of $15 million in the 2000 third quarter decreased $12 million or 44% from 1999, principally due to a $16 million gain ($25 million pretax) related to an investment in an affiliate in 1999. CEEMEA core income of $45 million in the 2000 nine months increased $9 million or 25% from 1999. EMEA net income was $103 million and $303 million in the 2000 third quarter and nine months compared with $90 million and $222 million in the 1999 third quarter and nine months.

The net effects of foreign currency translation reduced core income in the 2000 third quarter and nine months by approximately $9 million and $34 million from the 1999 periods and reduced revenue growth by approximately 12% in both periods and expense growth by 13% and 11% in the 2000 third quarter and nine months, respectively.

As shown in the following table, EMEA reported 10% account growth from a year ago reflecting both loan and deposit growth, particularly credit cards in CEEMEA. However, loan and customer deposit growth was reduced by the effect of foreign currency translation.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In billions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          12.0            10.9           10             12.0           10.9            10
Average customer deposits                      $16.0           $17.1           (6)           $16.3          $17.5            (7)
Average loans                                  $16.4           $17.3           (5)           $16.5          $16.7            (1)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $572 million and $1.741 billion in the 2000 third quarter and nine months declined $35 million or 6% in the quarter and increased $10 million or 1% in the nine months from the 1999 periods. Revenues in Western Europe of $466 million and $1,437 billion in the 2000 third quarter and nine months decreased $33 million or 7% and $44 million or 3% from the 1999 periods as increased investment product fees, higher deposit spreads and loan growth were more than offset by the effect of foreign currency translation. Revenue in CEEMEA of $106 million in the 2000 quarter and $304 million in the 2000 nine months declined $2 million or 2% and increased $54 million or 22%, respectively, as business expansion across the region was offset by the $25 million gain related to an investment in an affiliate in 1999. EMEA adjusted operating expenses of $341 million and $1.063 billion in the 2000 third quarter and nine months were down $29 million or 8% and $49 million or 4% from the 1999 periods as costs associated with franchise growth in Central and Eastern Europe and higher business volumes in Western Europe were more than offset by the effect of foreign currency translation.

The provisions for benefits, claims, and credit losses were $67 million and $208 million in the 2000 third quarter and nine months, down from $79 million and $236 million in the 1999 periods. Foreign currency translation effects reduced the provisions for benefits, claims, and credit losses by approximately $11 million in the 2000 quarter and $29 million in the 2000 nine months compared to the 1999 periods. Net credit losses in the 2000 third quarter were $64 million and the related loss ratio was 1.54%, down from $65 million and 1.57% in the 2000 second quarter and $69 million and 1.60% a year ago. Loans delinquent 90 days or more were $800 million or 4.93% of loans at September 30, 2000, down from $868 million or 5.09% at June 30, 2000 and $953 million or 5.45% a year ago. The declines in the net credit loss ratio and the delinquency ratio from a year ago reflect increased collection efforts in Germany and stable economic conditions across the region.

Asia Pacific

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------      %        -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $695            $579            20          $2,069         $1,638             26
Adjusted operating expenses (2)                 342             315             9           1,021            862             18
Provisions for benefits, claims,
  and credit losses                              77              77            --             223            254            (12)
                                          -------------------------------               -------------------------------
Core income before taxes                        276             187            48             825            522             58
Income taxes                                     98              70            40             293            196             49
                                          -------------------------------               -------------------------------
Core income                                     178             117            52             532            326             63
Restructuring-related items, after-tax           (1)             --            NM              (5)            (9)            44
                                          -------------------------------               -------------------------------
Net income                                     $177            $117            51          $  527         $  317             66
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $34             $31            10             $33            $30             10
Return on assets                               2.07%           1.50%                         2.13%          1.41%
------------------------------------------------------------------------------------------------------------------------------------
Excluding restructuring-related items
Return on assets                               2.08%           1.50%                         2.15%          1.45%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia Pacific (including Japan and Australia) -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $178 million and $532 million in the 2000 third quarter and nine months, up $61 million or 52% and $206 million or 63% from the 1999 periods. Core income in Asia (excluding Japan) was $142 million in the 2000 quarter and $428 million in the 2000 nine months, up $50 million or 54% and $171 million or 67% from 1999, reflecting loan growth, particularly credit cards, higher investment product fees and deposit growth. Core income in Japan was $36 million in the quarter and $104 million in the nine months up $11 million or 44% and $35 million or 51% from the 1999 periods due to growth in deposits, the Diners Club acquisition in the 2000 first quarter, and higher investment product fees. Asia Pacific net income was $177 million and $527 million in the 2000 third quarter and nine months compared with $117 million and $317 million in the 1999 periods.

As shown in the following table, Asia Pacific experienced strong growth in accounts, customer deposits, and loans when compared to the 1999 third quarter and nine months, reflecting significant increases in Japan, growth in the cards business across the region, and economic stabilization in most countries. The growth in Japan includes the Diners Club acquisition which added approximately $0.5 billion in loans and 0.6 million accounts.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In billions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                          10.5             9.0           17             10.5            9.0            17
Average customer deposits                      $48.1           $42.3           14            $47.2          $41.0            15
Average loans                                  $25.7           $23.7            8            $25.3          $22.9            10
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $695 million and $2.069 billion in the 2000 third quarter and nine months, increased $116 million or 20% and $431 million or 26% from the 1999 periods. In Asia (excluding Japan) revenues of $525 million in the 2000 quarter and $1.588 billion in the 2000 nine months were up $54 million or 11% and $234 million or 17% from the 1999 periods, reflecting improvements in most countries driven by growth in cards, investment product fees and deposits. In Japan, revenues of $170 million in the 2000 quarter and $481 million in the 2000 nine months were up $62 million or 57% and $197 million or 69% from the 1999 periods reflecting the Diners Club acquisition, growth in deposits and higher investment product fees. Asia Pacific adjusted operating expenses were up $27 million or 9% and $159 million or 18% from the 1999 third quarter and nine months, reflecting the Diners Club Japan acquisition, increased variable compensation, including higher investment product sales commissions, and increased marketing costs offset by lower expenses in certain countries resulting from previously implemented restructuring initiatives.

The provisions for benefits, claims, and credit losses were $77 million and $223 million in the 2000 third quarter and nine months, unchanged from the 1999 third quarter and down $31 million from the 1999 nine months. Net credit losses in the 2000 third quarter were $70 million and the related loss ratio was 1.08%, compared to $64 million and 1.01% in the 2000 second quarter and $73 million and 1.23% a year ago. Loans delinquent 90 days or more were $359 million or 1.39% of loans at September 30, 2000, down from $405 million or 1.56% at June 30, 2000 and $450 million or 1.87% a year ago. The declines in the net credit loss ratio and delinquencies from a year ago reflect economic stabilization in most countries.

Latin America

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $436            $499           (13)         $1,415         $1,459             (3)
Adjusted operating expenses (2)                 318             302             5             968            892              9
Provision for credit losses                      69             117           (41)            235            353            (33)
                                          -------------------------------               -------------------------------
Core income before taxes                         49              80           (39)            212            214             (1)
Income taxes                                     17              28           (39)             73             74             (1)
                                          -------------------------------               -------------------------------
Core income                                      32              52           (38)            139            140             (1)
Restructuring-related items, after-tax          (18)            (12)          (50)            (29)           (30)             3
                                          -------------------------------               -------------------------------
Net income                                     $ 14            $ 40           (65)         $  110         $  110             --
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $11             $14           (21)            $12            $14            (14)
Return on assets                               0.51%           1.13%                         1.22%          1.05%
------------------------------------------==========================================================================================
Excluding restructuring-related items
Return on assets                               1.16%           1.47%                         1.55%          1.34%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, and investment services, including credit and charge cards, to customers throughout the region -- reported core income of $32 million and $139 million in the 2000 third quarter and nine months, down $20 million or 38% and $1 million or 1% from the 1999 periods, reflecting reduced interest revenue related to Confia, and lower business volumes in certain countries, partially offset by lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate. Core income in the 2000 nine months also reflects a 2000 first quarter gain related to the sale of an auto loan portfolio in Puerto Rico. Net income was $14 million and $110 million in the 2000 third quarter and nine months compared with $40 million and $110 million in the 1999 third quarter and nine months.

As shown in the following table, Latin America accounts grew 1% and average customer deposits were unchanged in the 2000 quarter, reflecting weak economic conditions in Argentina and strategy changes in certain countries. Average loans declined 11% and 10% from the 1999 third quarter and nine months primarily due to the 2000 first quarter auto loan portfolio sale in Puerto Rico.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      &
In billions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Accounts (in millions)                           9.1             9.0            1              9.1            9.0             1
Average customer deposits                      $13.6           $13.6           --            $13.7          $13.4             2
Average loans                                  $ 7.0           $ 7.9          (11)           $ 7.2          $ 8.0           (10)
------------------------------------------==========================================================================================

Revenues, net of interest expense, of $436 million and $1.415 billion in the 2000 third quarter and nine months were down $63 million or 13% and $44 million or 3% from the 1999 periods. Revenues in both the 2000 quarter and nine months reflect increased earnings from Credicard and were offset by reduced interest revenue from Confia and business volume declines in certain countries, including the effect of the 2000 first quarter auto loan portfolio sale in Puerto Rico. Revenues in the 2000 nine months include the gain related to the auto loan portfolio sale in Puerto Rico. Adjusted operating expenses grew $16 million or 5% and $76 million or 9% from the 1999 third quarter and nine months reflecting costs associated with new business initiatives and strategy changes in certain countries. In the 2000 nine months, both revenue and expense increases reflect recent acquisitions.

The provision for credit losses was $69 million and $235 million in the 2000 third quarter and nine months, down from $117 million and $353 million in the 1999 periods. Net credit losses in the 2000 third quarter were $69 million and the related loss ratio was 3.89%, down from $76 million and 4.25% in the 2000 second quarter and $110 million and 5.55% a year ago. Loans delinquent 90 days or more were $319 million or 4.55% of loans at September 30, 2000 compared with $323 million or 4.52% at June 30, 2000 and $325 million or 4.10% a year ago. The increase in the delinquency ratio from a year ago primarily reflects a change in portfolio mix resulting from the 2000 first quarter sale of the auto loan portfolio in Puerto Rico.

e-Consumer (1)

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense         $77             $27           185            $136            $74             84
Total operating expenses                        145              76            91             388            206             88
                                          -------------------------------               -------------------------------
Loss before tax benefits                        (68)            (49)          (39)           (252)          (132)           (91)
Income tax benefits                             (25)            (20)          (25)            (95)           (54)           (76)
                                          -------------------------------               -------------------------------
Net loss                                       ($43)           ($29)          (48)          ($157)          ($78)          (101)
------------------------------------------==========================================================================================

(1) Includes the portion of Internet development directly related to Citigroup's consumer businesses.
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported net losses of $43 million and $157 million in the 2000 third quarter and nine months, up from $29 million and $78 million in the 1999 periods. Revenues in the 2000 third quarter included gains related to internet/e-commerce investments. Expenses reflect continued investment spending on Internet financial services and charges related to the termination of certain contracts and other initiatives.

Other Consumer

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        ($11)            $30            NM            ($11)          $118             NM
Adjusted operating expenses (2)                  31              44           (30)            124            183            (32)
Provision for credit losses                      --               7          (100)             --             21           (100)
                                          -------------------------------               -------------------------------
Loss before tax benefits                        (42)            (21)         (100)           (135)           (86)           (57)
Income tax benefits                             (17)             (9)          (89)            (53)           (33)           (61)
                                          -------------------------------               -------------------------------
Loss                                            (25)            (12)         (108)            (82)           (53)           (55)
Restructuring-related items, after-tax           --              --            --               2             --             NM
                                          -------------------------------               -------------------------------
Net loss                                       ($25)           ($12)         (108)           ($80)          ($53)           (51)
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury operations and global marketing and other programs -- reported net losses of $25 million and $80 million in the 2000 third quarter and nine months, up from $12 million and $53 million in the 1999 periods. The increase in net losses from 1999 reflects lower treasury earnings offset by reduced staff levels and lower marketing costs. The increase in the 2000 nine months net loss also reflects costs associated with the termination of certain global distribution initiatives. The 1999 third quarter and nine months revenues, expenses, and provision for credit losses include the results of the private label cards business that was discontinued in early 2000.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

                                      Total                                           Average
                                      Loans        90 Days or More Past Due(1)         Loans            Net Credit Losses(1)
                                   -------------------------------------------------------------------------------------------------
In millions of dollars,             Sept. 30,   Sept. 30,    June 30,    Sept. 30,   3rd Qtr.     3rd Qtr.    2nd Qtr.    3rd Qtr.
  except loan amounts in billions     2000        2000         2000        1999        2000         2000        2000        1999
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.1      $   33      $   33       $   64      $  7.0      $   15       $   15      $   19
Ratio                                              0.46%       0.47%        0.90%                   0.86%        0.88%       1.06%
Mortgage Banking                       38.9         709         709          629        37.2           5            4           8
Ratio                                              1.82%       1.98%        2.28%                   0.06%        0.05%       0.12%
N.A. Bankcards                         83.0       1,022         929        1,000        81.2         714          745         777
Ratio                                              1.23%       1.18%        1.42%                   3.50%        3.96%       4.40%
Other Cards                             1.9          20          24           19         1.8          13           12          14
Ratio                                              1.05%       1.17%        1.06%                   3.00%        2.84%       3.23%
CitiFinancial                          18.5         239         229          186        17.8          86           80          71
Ratio                                              1.29%       1.32%        1.27%                   1.91%        1.93%       2.00%
Europe, Middle East & Africa           16.2         800         868          953        16.4          64           65          69
Ratio                                              4.93%       5.09%        5.45%                   1.54%        1.57%       1.60%
Asia Pacific                           25.8         359         405          450        25.7          70           64          73
Ratio                                              1.39%       1.56%        1.87%                   1.08%        1.01%       1.23%
Latin America                           7.0         319         323          325         7.0          69           76         110
Ratio                                              4.55%       4.52%        4.10%                   3.89%        4.25%       5.55%
Global Private Bank (2)                25.2          90          78          145        24.9           2            3           2
Ratio                                              0.36%       0.32%        0.69%                   0.03%        0.05%       0.05%
Other                                   0.3          --          --            1         0.3          --           --           7

------------------------------------------------------------------------------------------------------------------------------------
Total managed                         223.9       3,591       3,598        3,772       219.3       1,038        1,064       1,150
Ratio                                              1.60%       1.67%        1.96%                   1.88%        2.06%       2.41%
-----------------------------------=================================================================================================
Securitized credit card
receivables                           (45.8)       (611)       (544)        (704)      (44.1)       (386)        (441)       (525)
Loans held for sale                    (8.0)        (66)        (62)         (37)       (7.8)        (41)         (28)        (27)
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans                       $170.1      $2,914      $2,992       $3,031      $167.4      $  611       $  595      $  598
Ratio                                              1.71%       1.84%        2.18%                   1.45%        1.54%       1.74%
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
--------------------------------------------------------------------------------

Consumer Loan Balances, Net of Unearned Income

                                                                    End of Period                                Average
                                                           --------------------------------           ------------------------------
                                                           Sept. 30,   June 30,  Sept. 30,            3rd Qtr.   2nd Qtr.  3rd Qtr.
In billions of dollars                                        2000       2000      1999                 2000       2000      1999
------------------------------------------------------------------------------------------------------------------------------------
Total managed                                                $223.9     $215.8     $192.5               $219.3    $207.4     $189.3
Securitized credit card receivables                           (45.8)     (44.8)     (48.5)               (44.1)    (45.8)     (47.9)
Loans held for sale                                            (8.0)      (8.1)      (5.2)                (7.8)     (5.8)      (5.2)
                                                           --------------------------------           ------------------------------
Consumer loans                                               $170.1     $162.9     $138.8               $167.4    $155.8     $136.2
-----------------------------------------------------------=========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $3.6 billion with a related delinquency ratio of 1.60% of loans at September 30, 2000, compared with $3.6 billion or 1.67% at June 30, 2000 and $3.8 billion or 1.96% a year ago. Total managed net credit losses in the 2000 third quarter were $1.0 billion and the related loss ratio was 1.88%, down from $1.1 billion and 2.06% in the 2000 second quarter and $1.2 billion and 2.41% in the 1999 third quarter. For a discussion on trends by business, see business discussions on pages 4 - 16.

Citigroup's allowance for credit losses of $6.679 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $3.338 billion at September 30, 2000, $3.391 billion at June 30, 2000 and $3.449 billion at September 30, 1999. The allowance as a percentage of loans on the balance sheet was 1.96% at September 30, 2000, down from 2.08% at June 30, 2000 and 2.49% at September 30, 1999 reflecting improved credit performance. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies and the related ratios may increase in the future as a result of portfolio growth, global economic conditions, the credit performance of the portfolios, including bankruptcies, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

In the fourth quarter of 2000, Citigroup will adopt the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Credit Classification and Account Management Policy. The policy provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for Citigroup's financial institution subsidiaries. The revised policy is not expected to have a material effect on financial results since Citigroup believes that it maintains adequate reserves for credit losses inherent in its loan portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

GLOBAL CORPORATE AND INVESTMENT BANK

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $8,097          $6,446            26         $24,154        $20,546             18
Adjusted operating expenses (2)               4,621           3,719            24          13,470         11,794             14
Provisions for benefits, claims,
  and credit losses                           1,028             915            12           3,028          2,876              5
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                       2,448           1,812            35           7,656          5,876             30
Income taxes                                    852             629            35           2,636          2,036             29
Minority interest, after-tax                      8              50           (84)             64            128            (50)
                                          -------------------------------               -------------------------------
Core income                                   1,588           1,133            40           4,956          3,712             34
Restructuring-related items, after-tax           --              --            --               3            117            (97)
                                          -------------------------------               -------------------------------
Net income (3)                               $1,588          $1,133            40         $ 4,959        $ 3,829             30
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   The 1999 nine-month period excludes cumulative effect of accounting changes.
--------------------------------------------------------------------------------

The Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors, and other participants in capital markets in 100 countries and consists of Salomon Smith Barney (SSB), Global Relationship Banking (GRB), Emerging Markets Corporate Banking (EM Corporate) and the Commercial Lines business of TAP.

Global Corporate and Investment Bank core income of $1.588 billion and $4.956 billion grew $455 million or 40% in the 2000 third quarter and $1.244 billion or 34% in the 2000 nine months compared to 1999. The 2000 third quarter reflects core income growth from the comparable 1999 quarter of $190 million or 44% in SSB, $107 million or 75% in GRB, $98 million or 32% in EM Corporate and $60 million or 24% in Commercial Lines. The 2000 nine months reflects core income growth from 1999 of $530 million or 31% in SSB, $278 million or 59% in GRB, $259 million or 29% in EM Corporate and $177 million or 27% in Commercial Lines.

SSB's core income growth was driven by strong revenue momentum in commissions, investment banking fees, principal transactions and other fee-based Private Client revenues along with earnings from the investment in Nikko Securities. GRB's core income growth was a result of revenue growth in transaction services, equity derivatives and structured products. EM Corporate's core income growth was driven by broad-based growth in revenues from transaction services and improved credit. Commercial Lines improvement primarily reflects incremental earnings from the minority interest buyback, revenue growth from rate increases achieved in prior quarters, lower catastrophe losses and higher fee income.

Net income in the 1999 nine months included restructuring-related items of $117 million ($198 million pretax) consisting mainly of a release of the 1997 restructuring reserve that resulted from SSB's reassessment of space needs. See further discussion of the restructuring-related items in Note 8 of Notes to Consolidated Financial Statements.

The businesses of Global Corporate and Investment Bank are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic policies and credit environments, among other factors, in the 100 countries in which the businesses operate. Economic and market events can have both positive and negative effects on the revenue performance of the businesses and can negatively affect credit performance. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

Salomon Smith Barney

The following segment data includes the earnings of an investment in Nikko Securities but does not include the Asset Management division of Salomon Smith Barney, which is included in the SSB Citi Asset Management Group and Global Retirement Services results.

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $3,870          $2,791            39         $11,749         $9,401             25
Adjusted operating expenses (1)               2,887           2,107            37           8,303          6,753             23
                                          -------------------------------               -------------------------------
Core income before taxes                        983             684            44           3,446          2,648             30
Income taxes                                    361             252            43           1,226            958             28
                                          -------------------------------               -------------------------------
Core income                                     622             432            44           2,220          1,690             31
Restructuring-related items, after-tax           --              18          (100)             --            142           (100)
                                          -------------------------------               -------------------------------
Net income (2)                               $  622          $  450            38         $ 2,220         $1,832             21
------------------------------------------==========================================================================================

(1)   Excludes restructuring-related items.
(2)   The 1999 nine-month period excludes cumulative effect of accounting changes.
NM    Not meaningful
--------------------------------------------------------------------------------

Salomon Smith Barney reported core income in the 2000 third quarter and nine months of $622 million and $2.220 billion, respectively, compared to $432 million and $1.690 billion in the 1999 periods. Salomon Smith Barney's earnings reflect strong growth in commissions, investment banking fees, principal transactions and fee-based Private Client revenues combined with earnings from the investment in Nikko Securities. Total client assets in the Private Client business grew 24% from a year ago to $1.047 trillion while annualized gross production per Financial Consultant reached $526,000 in the first nine months of 2000 compared to $474,000 in the first nine months of 1999. Included in the 1999 nine months net income is a net after-tax restructuring credit of $142 million ($240 million pretax). See Note 8 of Notes to Consolidated Financial Statements for discussions of the restructuring-related items.

On May 1, 2000, the Company completed the approximately 1.36 billion British Pound ($2.2 billion) acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. The combined European operations of the Company are now known as Schroder Salomon Smith Barney.

Revenues by category were as follows:

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                  $  992          $  812            22         $ 3,318         $2,615             27
Investment banking                              986             760            30           2,717          2,177             25
Principal transactions                          763             328           133           2,259          2,000             13
Asset management
  and administration fees                       551             431            28           1,595          1,208             32
Interest income, net (1)                        422             395             7           1,244          1,222              2
Other income                                    156              65           140             616            179            244
                                          -------------------------------               -------------------------------
Total revenues, net of interest
  expense (1)                                $3,870          $2,791            39         $11,749         $9,401             25
------------------------------------------==========================================================================================

(1) Net of interest expense of $3.949 billion and $2.414 billion in the 2000 and 1999 third quarters, and $10.381 billion and $7.062 billion in the 2000 and 1999 nine months.
--------------------------------------------------------------------------------

Revenues, net of interest expense, in the 2000 third quarter and nine months were $3.870 billion and $11.749 billion, respectively, a 39% and 25% improvement over the comparable 1999 periods. The increase in commissions reflects robust sales of listed and over-the-counter securities. Investment banking revenue growth reflects increases in merger and acquisition fees and equity underwriting. The increase in principal transaction revenues reflects growth in institutional global fixed income and global equities from a weak prior year, which also included the scale back of the Global Arbitrage business. The increase in other income primarily reflects an increase in ownership in Nikko Securities along with higher income from the Nikko SSB joint venture which began operations during the 1999 first quarter. The growth in asset management and administration fees, which include results from assets managed by the Financial Consultants as well as those managed externally by the Consulting Group, relates to the 40% growth in assets under fee-based management.

Total assets under fee-based management were as follows:

                                                                                           September 30,
                                                                                 -----------------------------------        %
In billions of dollars                                                                 2000             1999             Change
------------------------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                                                 $ 62.2           $ 31.6              97
Consulting Group and internally managed assets                                         140.2            113.0              24
                                                                                 -----------------------------------
Total assets under fee-based management                                               $202.4           $144.6              40
---------------------------------------------------------------------------------===================================================

Adjusted operating expenses were $2.887 billion and $8.303 billion in the 2000 third quarter and nine months, respectively, up 37% and 23% compared to the year-ago periods. The growth reflects higher production-related compensation and other expenses resulting from increased revenues and the Schroders acquisition in the 2000 second quarter.

Global Relationship Banking

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,215          $1,020            19          $3,687         $3,175             16
Adjusted operating expenses (2)                 815             789             3           2,408          2,423             (1)
Provision for credit losses                      13               6           117             105              4             NM
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                         387             225            72           1,174            748             57
Income taxes                                    139              82            70             425            275             55
Minority interest, after-tax                     (2)             --            NM              (2)            --             NM
                                          -------------------------------               -------------------------------
Core income                                     250             143            75             751            473             59
Restructuring-related items, after-tax           --             (10)          100              --            (15)           100
                                          -------------------------------               -------------------------------
Net income                                   $  250          $  133            88          $  751         $  458             64
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $96             $76            26             $92            $82             12
Return on assets                               1.04%           0.69%                         1.09%          0.75%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Core income from Global Relationship Banking in North America, Western Europe and Japan was $250 million and $751 million in the 2000 third quarter and nine months, up $107 million or 75% and $278 million or 59% from 1999. Return on assets was 1.04% in the 2000 third quarter, up from 0.69% in 1999. In the 2000 nine months, return on assets was 1.09%, up from 0.75% in the comparable 1999 period. Net income was $133 million in the 1999 third quarter and $458 million in the 1999 nine months.

Revenues, net of interest expense, of $1.215 billion in the 2000 third quarter and $3.687 billion in the 2000 nine months grew $195 million or 19% and $512 million or 16%, respectively, compared to the 1999 periods. The increases were driven by strong growth in transaction services, equity derivatives, structured products and the 2000 second quarter acquisition of Copelco. Both comparisons were negatively impacted by lower treasury and foreign exchange trading results in 2000.

Adjusted operating expenses of $815 million and $2.408 billion in the 2000 third quarter and nine months were up $26 million or 3% compared to the 1999 third quarter but were down $15 million or 1% in the nine-month comparison. The increase in the quarterly comparison was primarily due to higher incentive compensation, the acquisition of Copelco and was partially offset by the impact of previous restructuring actions and business integration initiatives. In the nine-month comparison, the absence of year 2000 and European Economic Monetary Union expenses, combined with the impact of previous restructuring actions and business integration initiatives, more than offset higher incentive compensation and the addition of Copelco.

The provision for credit losses was $13 million and $105 million in the 2000 third quarter and nine months compared to $6 million and $4 million in the 1999 third quarter and nine months, respectively. Net write-offs in the 2000 nine months increased primarily due to exposures in the health-care industry in North America. Exposures to healthcare were limited in 1999 and have been significantly reduced during 2000. While the 2000 third quarter provision for credit losses declined from the 2000 second quarter, Citigroup continues to monitor the impact of the economic environment on its portfolio. Cash-basis loans were $475 million at September 30, 2000, up $10 million from June 30, 2000 and $173 million from September 30, 1999. The increase in cash-basis loans compared to 1999 was primarily attributable to the acquisition of Copelco. The Other Real Estate Owned portfolio was $122 million at September 30, 2000, down $13 million from June 30, 2000 and $56 million from September 30, 1999 due to decreases in the North America real estate portfolio.

Average assets of $96 billion and $92 billion in the 2000 third quarter and nine months increased $20 billion and $10 billion from 1999, primarily reflecting increases in trading assets and loans as well as the acquisition of Copelco.

Emerging Markets Corporate Banking

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,265          $1,057            20          $3,777         $3,300             14
Adjusted operating expenses (2)                 597             535            12           1,737          1,582             10
Provision for credit losses                      22              32           (31)            185            257            (28)
                                          -------------------------------               -------------------------------
Core income before taxes
  and minority interest                         646             490            32           1,855          1,461             27
Income taxes                                    235             186            26             676            553             22
Minority interest, after-tax                     10               1            NM              16              4            300
                                          -------------------------------               -------------------------------
Core income                                     401             303            32           1,163            904             29
Restructuring-related items, after-tax           --              (8)           NM               3            (10)            NM
                                          -------------------------------               -------------------------------
Net income                                   $  401          $  295            36          $1,166         $  894             30
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $93             $82            13             $88            $82              7
Return on assets                               1.72%           1.43%                         1.77%          1.46%
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful.
--------------------------------------------------------------------------------

Emerging Markets Corporate Banking (EM Corporate) core income was $401 million and $1.163 billion in the 2000 third quarter and nine months, up $98 million or 32% and $259 million or 29% from 1999. In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy. Return on assets was 1.72% in the 2000 third quarter, up from 1.43% in 1999. In the nine months ended September 30, 2000, return on assets was 1.77%, up from 1.46% in 1999. Net income was $401 million and $295 million in the 2000 and 1999 third quarters, respectively, and $1.166 billion and $894 million in the 2000 and 1999 nine months.

Revenues, net of interest expense, were $1.265 billion and $3.777 billion in the 2000 third quarter and nine months, respectively, up $208 million or 20% and $477 million or 14% from the 1999 periods. Revenue growth in the 2000 third quarter was led by CEEMEA (Central and Eastern Europe, Middle East and Africa), up 30% from 1999, primarily due to the acquisition of Bank Handlowy along with growth in principal transactions and transaction services. Latin America and Asia revenues were up 16% and 8%, respectively, in the 2000 third quarter primarily due to growth in transaction services. The nine-month comparison reflected strong growth across all regions in transaction services and structured products along with higher realized investment gains, partially offset by lower principal transactions in Latin America and Asia. About 24% of the EM Corporate revenue in the 2000 third quarter and 23% in the 2000 nine months was attributable to business from multinational companies managed jointly with GRB, with that revenue having grown 17% and 12%, respectively, from the prior-year periods.

Adjusted operating expenses in the 2000 third quarter and nine months increased 12% and 10%, respectively, compared to the 1999 periods. The growth in expenses was primarily due to the acquisition of Bank Handlowy, investment spending to gain market share in selected emerging market countries and other volume related increases.

The provision for credit losses totaled $22 million and $185 million in the 2000 third quarter and nine months, respectively, down $10 million and $72 million from the related 1999 periods, reflecting recent trends of improving credit quality in EM Corporate. Net write-offs in the 2000 third quarter declined in all regions led by CEEMEA and Asia. Cash-basis loans were $1.163 billion at September 30, 2000, compared to $1.132 billion at June 30, 2000 and $1.154 billion a year ago. These increases were primarily due to the acquisition of Bank Handlowy, as increases in Latin America were offset by declines in Asia.

Average assets of $93 billion and $88 billion in the 2000 third quarter and nine months reflected growth of $11 billion and $6 billion, respectively, compared to a year ago, primarily due to higher trading assets and loans and the Bank Handlowy acquisition.

Commercial Lines

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000            1999          Change          2000           1999           Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense      $1,747          $1,578            11          $4,941         $4,670              6
Claims and claim adjustment expenses            993             877            13           2,738          2,615              5
Total operating expenses                        322             288            12           1,022          1,036             (1)
                                          -------------------------------               -------------------------------
Income before taxes
  And minority interest                         432             413             5           1,181          1,019             16
Income taxes                                    117             109             7             309            250             24
Minority interest, after-tax                     --              49            NM              50            124            (60)
                                          -------------------------------               -------------------------------
Net income (1) (2)                           $  315          $  255            24          $  822         $  645             27
------------------------------------------==========================================================================================

(1)   The 1999 nine-month period excludes cumulative effect of accounting changes.
(2)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported net income, excluding the effect of accounting changes, of $315 million and $822 million in the 2000 third quarter and nine months, up from $255 million and $645 million in the 1999 comparable periods. The improvements in the 2000 periods over the 1999 periods reflect the incremental earnings from the minority interest buyback, rate increases achieved in prior quarters, lower catastrophe losses, higher fee income and, in the 2000 nine-month period, higher net investment income and were partially offset by increased loss trends and lower favorable prior-year reserve development. Results for the third quarter of 2000 and 1999 reflect benefits of $43 million (after-tax) and $49 million (after-tax and minority interest), respectively, resulting from legislative action in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market) and also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and certain classes of surety business.

Net written premiums by market were as follows:

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000            1999          Change          2000           1999          Change
------------------------------------------------------------------------------------------------------------------------------------
National Accounts                            $  132          $  149           (11)         $  282         $  400            (30)
Commercial Accounts                             563             470            20           1,508          1,354             11
Select Accounts                                 382             355             8           1,176          1,121              5
Specialty Accounts                              274             158            73             765            466             64
                                          -------------------------------               -------------------------------
Total net written premiums                   $1,351          $1,132            19          $3,731         $3,341             12
------------------------------------------==========================================================================================

Commercial Lines net written premiums in the 2000 third quarter and nine months totaled $1.351 billion and $3.731 billion, respectively, compared to $1.132 billion and $3.341 billion in the comparable periods of 1999. Included in Specialty Accounts net written premiums in the 2000 nine months is an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of Reliance Surety. The trend in written premiums continues to reflect the impact of an improving rate environment as evidenced by the favorable pricing on renewal business and an increase in new business premiums. Also contributing to the net written premium increases was the new business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, and the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights of Frontier, as well as reinsurance activity in Specialty Accounts. The net written premium decrease in National Accounts was primarily due to a shift of business mix from premium-based products to fee-based products.

National Accounts new business was significantly lower in the 2000 third quarter than in the 1999 third quarter and was marginally lower in the 2000 nine months than in the 1999 nine months. National Accounts business retention ratio in the 2000 third quarter and nine months was moderately lower than in the comparable periods in 1999, reflecting the loss of several large accounts in 2000.

Commercial Accounts new business in the 2000 third quarter and nine months was significantly higher than the comparable periods in 1999, reflecting the increased market activity resulting from the pricing environment and the impact of the Reliance Middle Market business. Commercial Accounts business retention ratio in the 2000 third quarter was significantly lower and in the 2000 nine months was moderately lower than the comparable periods in 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

New premium business in Select Accounts was significantly higher in both the 2000 third quarter and nine months than the 1999 comparable periods. New business was unusually low in the 1999 third quarter and nine months reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the 2000 third quarter was moderately lower and in the 2000 nine months was marginally lower than the comparable periods in 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

There were no catastrophe losses in the 2000 third quarter and nine-month periods. Catastrophe losses, net of taxes and reinsurance, were $17 million and $27 million in the 1999 third quarter and nine months, respectively, and were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter.

The statutory combined ratio before policyholder dividends for Commercial Lines in the 2000 third quarter and nine months was 103.8% and 104.0%, respectively, compared to 114.6% and 108.4% in the comparable periods of 1999. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2000 third quarter and nine months was 96.1% and 99.1%, respectively, compared to 96.8% and 103.3% in the comparable periods of 1999. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 nine-month statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of Reliance Surety. Excluding this adjustment, the 2000 nine-month statutory and GAAP combined ratios before policyholder dividends would have been 103.5% and 100.0%, respectively. The 1999 nine-month statutory combined ratio reflects the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding this commutation, the 1999 nine-month statutory combined ratio before policyholder dividends would have been 105.2%. The improvement in the 2000 third quarter and nine-month statutory and GAAP combined ratios before policyholder dividends, excluding the adjustments above, compared to the 1999 third quarter and nine-month statutory and GAAP combined ratios before policyholder dividends was due to premium growth due to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for Reliance Middle Market and Frontier businesses with a disproportionately smaller increase in expenses, and lower catastrophe losses, partially offset by increased loss trends and lower favorable prior-year reserve development.

Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At September 30, 2000, approximately 27% of the net aggregate reserve (i.e., approximately $159 million) consisted of case reserve for resolved claims. The balance, approximately 73% of the net aggregate reserve (i.e., approximately $434 million), was carried in a bulk reserve and included incurred but not reported environmental claims for which specific claims have not been received.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At September 30, 2000, approximately 15% of the net aggregate reserve (i.e., approximately $118 million) was for pending asbestos claims. The balance, approximately 85% of the net aggregate reserve (i.e., approximately $688 million), represents incurred but not reported losses for which specific claims have not been received.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

Commercial Portfolio Review

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period end and net credit losses for the three months ended:

                                                                                    Sept. 30,         June 30,         Sept. 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash-basis loans
Global Relationship Banking                                                           $  475           $  465            $  302
Emerging Markets Corporate Banking                                                     1,163            1,132             1,154
Insurance and Investment Activities                                                       44               41                53
                                                                                 ---------------------------------------------------
Total cash-basis loans                                                                $1,682           $1,638            $1,509
---------------------------------------------------------------------------------===================================================
Net credit losses
Global Relationship Banking                                                              $13             $ 52               $ 6
Emerging Markets Corporate Banking                                                        22               79                82
Investment Activities                                                                      7               --                --
                                                                                 ---------------------------------------------------
Total net credit losses                                                                  $42             $131               $88
---------------------------------------------------------------------------------===================================================

For a discussion of trends by business, see the business discussions on pages 20 and 21.

Citigroup's allowance for credit losses of $6.679 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $3.341 billion at September 30, 2000, $3.345 billion at June 30, 2000 and $3.257 billion at September 30, 1999. The increase in the allowance in 2000 reflects acquisitions.

                                                                                    Sept. 30,         June 30,         Sept. 30,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                                $3,341           $3,345            $3,257
As a percentage of total commercial loans                                               2.85%            3.01%             3.30%
---------------------------------------------------------------------------------===================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------      %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)        Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $828            $676            22          $2,443         $1,965             24
Adjusted operating expenses (2)                 543             421            29           1,570          1,226             28
(Benefit) provision for credit losses            (3)              2            NM              22             12             83
                                          -------------------------------               -------------------------------
Core income before taxes                        288             253            14             851            727             17
Income taxes                                    112              99            13             329            281             17
                                          -------------------------------               -------------------------------
Core income                                     176             154            14             522            446             17
Restructuring-related items, after-tax           --              --            --               1             --            100
                                          -------------------------------               -------------------------------
Net income                                     $176            $154            14          $  523         $  446             17
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Investment Management and Private Banking group is composed of the SSB Citi Asset Management Group and Global Retirement Services, and the Global Private Bank. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, and personalized wealth management services to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income of $176 million in the 2000 third quarter and $522 million in the 2000 nine months was up $22 million or 14% and $76 million or 17% from a year ago. Revenues increased, driven by acquisitions and growth in both assets and client business volumes under management. Expense growth was a result of higher costs associated with the acquisitions and continued expansion of sales and marketing efforts and investments in technology. The increase in the provision for credit losses in the nine-month period comparison related to a loan in Europe.

SSB Citi Asset Management Group and Global Retirement Services

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $491            $371            32          $1,406         $1,085             30
Total operating expenses                        329             231            42             933            671             39
                                          -------------------------------               -------------------------------
Income before taxes                             162             140            16             473            414             14
Income taxes                                     66              56            18             190            164             16
                                          -------------------------------               -------------------------------
Net income                                     $ 96            $ 84            14          $  283         $  250             13
------------------------------------------==========================================================================================
Assets under management
  (in billions of dollars) (2)                 $397            $364             9          $  397         $  364              9
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Includes $31 billion and $36 billion in the 2000 and 1999 periods, respectively, for Global Private Bank clients. Also includes Unit Investment Trusts held in client accounts of $11 billion and $12 billion, respectively, and Emerging Markets Pension Administration assets of $5 billion at September 30, 2000.
--------------------------------------------------------------------------------

SSB Citi Asset Management Group and Global Retirement Services is composed of the substantial resources that are available through its three primary asset management business platforms -- Salomon Brothers Asset Management, Smith Barney Asset Management, and Citibank Asset Management -- and also includes the pension management businesses of Global Retirement Services. These businesses offer institutional, high net worth, and retail clients a broad range of investment disciplines from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, and variable annuities (through affiliated and third party insurance companies).

Net income of $96 million and $283 million in the 2000 third quarter and nine months was up $12 million or 14% and $33 million or 13% from the comparable 1999 periods, reflecting the impact of acquisitions and growth in asset-based fee revenues, partially offset by increased expenses.

Assets under management rose 9% from the year-ago third quarter to $397 billion, as growth continued across most product categories. Growth in private client separately managed accounts and equity funds was strong, rising 25% and 22%, respectively, from the 1999 third quarter, and was partially offset by declines in fixed income funds. Institutional client assets in the 2000 third quarter rose to $151 billion, aided by cross-selling efforts including $4.9 billion in client assets raised from Global Corporate and Investment Bank customers. Compared to the 1999 third quarter, sales of long-term mutual funds and managed account products through the SSB retail sales channel rose 21% to $5.2 billion in the 2000 third quarter, representing 43% of all such products distributed through the retail channel. In addition, in the 2000 third quarter, Primerica sold $449 million of U.S. mutual and money funds, an increase of 14%, representing 53% of Primerica's sales. Also in the 2000 third quarter, other Global Consumer businesses sold $3.0 billion of mutual and money funds through their channels, representing 53% of total sales, including $1.1 billion in Latin America, $1.0 billion in the U.S., $580 million in Asia Pacific, and $327 million in Europe, Middle East, and Africa.

Revenues, net of interest expense, of $491 million and $1.4 billion in the 2000 third quarter and nine months increased $120 million or 32% and $321 million or 30% from the 1999 third quarter and nine months, respectively, primarily reflecting the Siembra and Garante acquisitions in the Latin America Retirement Services business, and growth in asset-based fee revenues.

Operating expenses of $329 million and $933 million in the 2000 quarter and nine months increased $98 million or 42% and $262 million or 39% from the 1999 periods, reflecting the acquisitions and additional investments in sales and marketing activities, technology, and product development.

Global Private Bank

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense        $337            $305            10          $1,037           $880             18
Adjusted operating expenses (2)                 214             190            13             637            555             15
(Benefit) provision for credit losses            (3)              2            NM              22             12             83
                                          -------------------------------               -------------------------------
Core income before taxes                        126             113            12             378            313             21
Income taxes                                     46              43             7             139            117             19
                                          -------------------------------               -------------------------------
Core income                                      80              70            14             239            196             22
Restructuring-related items, after-tax           --              --            --               1             --            100
                                          -------------------------------               -------------------------------
Net income                                     $ 80            $ 70            14          $  240           $196             22
------------------------------------------==========================================================================================
Average assets (in billions of dollars)         $26             $21            24             $25            $19             32
Return on assets                               1.22%           1.32%                         1.28%          1.38%
------------------------------------------==========================================================================================
Client business volumes under
   management (in billions of dollars)         $154            $128            20            $154           $128             20
------------------------------------------==========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Private Bank -- which provides personalized wealth management services for high net worth clients around the world -- reported core income of $80 million in the 2000 third quarter, up $10 million or 14% from 1999, reflecting continued strong customer revenue momentum, partially offset by increased front-end staff expenses. Core income in the 2000 nine months was $239 million, up $43 million or 22% from 1999, reflecting the above, and a higher provision for credit losses.

Client business volumes under management, which comprise custody accounts, client assets under fee-based management, deposits, and loans, were $154 billion at September 30, 2000, up 20% from $128 billion a year ago, reflecting especially strong growth in the U.S., Asia Pacific and CEEMEA. Business volumes grew in all product lines, led by the custody businesses.

Total revenues, net of interest expense, were $337 million in the 2000 third quarter and $1.037 billion in the 2000 nine months, up $32 million or 10% and $157 million or 18% from the 1999 periods. Net interest and recurring fee-based revenues increased $38 million or 19% from the 1999 third quarter and $111 million or 18% from the 1999 nine months. Transaction revenues, including trading, placement, and performance fees, decreased $3 million or 5% from the 1999 third quarter, but grew $46 million or 29% from the 1999 nine months. In the 2000 third quarter and nine months, the increase in revenues reflected continued favorable trends in the U.S., up $17 million or 16% and $48 million or 15%, respectively, from the comparable 1999 quarter and nine months, as well as growth internationally, with revenues up $15 million or 8% from the 1999 third quarter and $109 million or 19% from the 1999 nine months.

Total operating expenses of $214 million and $637 million in the 2000 third quarter and nine months were up $24 million or 13% and $82 million or 15% from the 1999 periods, primarily reflecting higher levels of bankers and product specialists hired to improve front-end sales and service capabilities.

The provision (benefit) for credit losses declined $5 million in the quarterly comparison and increased $10 million in the nine-month comparison. The increase in the 2000 nine months related to a loan in Europe. Net credit losses in the 2000 third quarter remained at a nominal level of 0.03% of average loans, compared with 0.05% for the 1999 third quarter. Loans 90 days or more past due remained low at $90 million or 0.36% of loans at September 30, 2000, compared to $145 million or 0.69% at September 30, 1999.

CORPORATE/OTHER

                                                Three Months Ended                            Nine Months Ended
                                                  September 30,                                 September 30,
                                          -------------------------------       %       -------------------------------       %
In millions of dollars                         2000          1999 (1)        Change          2000         1999 (1)         Change
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense       ($171)          ($ 50)         (242)          ($418)         ($106)          (294)
Adjusted operating expenses (2)                 215             198             9             736            527             40
Provision (credit) for benefits,
  claims, and credit losses                      --              14          (100)             (4)            34             NM
                                          -------------------------------               -------------------------------
Loss before tax benefits                       (386)           (262)          (47)         (1,150)          (667)           (72)
Income tax benefits                            (119)            (98)          (21)           (401)          (227)           (77)
                                          -------------------------------               -------------------------------
Loss                                           (267)           (164)          (63)           (749)          (440)           (70)
Restructuring-related items, after-tax           (4)              2            NM             (29)           (14)          (107)
                                          -------------------------------               -------------------------------
Net loss                                      ($271)          ($162)          (67)          ($778)         ($454)           (71)
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

Net loss of $271 million and $778 million in the 2000 third quarter and nine months increased $109 million or 67% and $324 million or 71% over the respective prior-year periods, primarily reflecting higher treasury costs and increases in certain unallocated corporate costs. The 2000 nine-month period loss also includes a $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, which are reflected in Investment Activities.

INVESTMENT ACTIVITIES

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------------------------------------------
In millions of dollars                                               2000            1999 (1)           2000            1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                              $495              $311           $1,898              $734
Total operating expenses                                               26                17               69                48
Provision for credit losses                                             7                 -                7                 -
                                                               ---------------------------------------------------------------------
Income before taxes and minority interest                             462               294            1,822               686
Income taxes                                                          171               103              671               239
Minority interest, after-tax                                           (1)               (3)              (9)                2
                                                               ---------------------------------------------------------------------
Net income                                                           $292              $194           $1,160              $445
---------------------------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Investment Activities net income of $292 million in the 2000 third quarter was up $98 million from the comparable 1999 period, primarily reflecting gains on the exchange of certain Latin American bonds, partially offset by lower venture capital results. Investment Activities net income of $1.2 billion in the 2000 nine months was up $715 million from 1999, primarily reflecting strong performance in the venture capital portfolios and a higher level of realized gains.

Revenues, net of interest expense, of $495 million in the 2000 third quarter increased $184 million from 1999, primarily reflecting gains on the exchange of Latin American bonds. For the 2000 nine months, revenues, net of interest expense, of $1.9 billion increased $1.2 billion from 1999, primarily reflecting an increase in venture capital results and gains on the Latin American bonds. Partially offsetting the 2000 year-to-date revenue increases were 2000 first quarter losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 28.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of global financial markets and prevailing inflation and interest rates; results of various Investment Activities; the effects of competitors' pricing policies; the impact of future bankruptcy filings and delinquent loans on net credit losses and the related loss ratio in the Cards business; the impact of proposed regulations and regulatory interpretations on risk-based capital guidelines; the adoption by the Company of an FFIEC policy that provides guidance on the reporting of delinquent consumer loans and the timing of associated credit charge-offs for financial institution subsidiaries; the resolution of legal proceedings and related matters; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims.

MANAGING GLOBAL RISK

The Credit Process

Citigroup's credit process is described in detail in Citigroup's 1999 Annual Report and Form 10-K.

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

Across Citigroup, price risk is measured using various tools, including Earnings-at-Risk and sensitivity analysis, which are applied to interest rate risk in the non-trading portfolios, and Value-at-Risk and stress and scenario analyses, which are applied to the trading portfolios.

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

Citicorp's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. As of September 30, 2000, the rate shift over a four-week defeasance period applied to the U.S. dollar yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency. As of September 30, 2000, the rate shifts applied to these currencies for purposes of calculating Earnings-at-Risk over a one- to four-week defeasance period ranged from 13 to 1,851 basis points, depending on the currency.

The following table illustrates that, as of September 30, 2000, a 45 basis point increase in the U.S. dollar yield curve would have a potential negative impact on Citicorp's pretax earnings of approximately $98 million in the next twelve months, and approximately $28 million for the total five-year period 2000-2005. A two standard deviation increase in non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $82 million in the next twelve months, and approximately $169 million for the five-year period 2000-2005.

Citicorp Earnings-at-Risk (impact on pretax earnings)

                                                                         Assuming a U.S.                  Assuming a Non-U.S.
                                                                       Dollar Rate Move of              Dollar Rate Move of (1)
                                                                     Two Standard Deviations          Two Standard Deviations (2)
                                                                --------------------------------------------------------------------
In millions of dollars at September 30, 2000                        Increase         Decrease          Increase         Decrease
------------------------------------------------------------------------------------------------------------------------------------
Overnight to three months                                            ($25)              $28             ($21)              $20
Four to six months                                                    (24)               27              (26)               23
Seven to twelve months                                                (49)               52              (35)               32
                                                                --------------------------------------------------------------------
Total overnight to twelve months                                      (98)              107              (82)               75
------------------------------------------------------------------------------------------------------------------------------------
Year two                                                              (46)               43              (62)               59
Year three                                                             12               (16)             (21)               20
Year four                                                              63               (66)              (8)                8
Year five                                                              64               (76)             (13)               14
Effect of discounting                                                 (23)               19               17               (16)
                                                                --------------------------------------------------------------------
Total                                                                ($28)             ($11)           ($169)             $160
----------------------------------------------------------------====================================================================

(1) Primarily results from Earnings-at-Risk in the Euro, Canadian dollar, Mexican Peso and Singapore dollar.
(2) Total assumes a two standard deviation increase or decrease for every currency, not taking into account any covariance between currencies.
--------------------------------------------------------------------------------

The table above also illustrates that Citicorp's U.S. dollar risk profile in the one- to two-year time horizon was directionally similar, but generally tends to reverse in subsequent periods. This reflects the fact that the majority of the derivative instruments utilized to modify repricing characteristics as described above will mature within two years.

The following table summarizes Citicorp's worldwide Earnings-at-Risk over the next 12 months from changes in interest rates and illustrates that Citicorp's pretax earnings in its non-trading activities over the next 12 months would be reduced by an increase in interest rates and would benefit from a decrease in interest rates.

Citicorp Twelve Month Earnings-at-Risk (impact on pretax earnings)

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                    Sept. 30,     Dec. 31,      Sept. 30,     Sept. 30,     Dec. 31,      Sept. 30,
In millions of dollars                                2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($ 98)        ($166)        ($151)         ($82)        ($119)         ($98)
Decrease                                               107           178           165            75           120            99
-------------------------------------------------===================================================================================

Interest rate swaps and similar instruments effectively modify the repricing characteristics of certain consumer and commercial loan portfolios, deposits, and long-term debt. Excluding the effects of these instruments, Citicorp's Earnings-at-Risk over the next twelve months in its non-trading activities would be as follows:

                                                                U.S. Dollar                             Non-U.S. Dollar
                                                 -----------------------------------------------------------------------------------
                                                   Sept. 30,     Dec. 31,      Sept. 30,     Sept. 30,     Dec. 31,      Sept. 30,
In millions of dollars                               2000          1999          1999          2000          1999          1999
------------------------------------------------------------------------------------------------------------------------------------
Assuming a two standard deviation rate
Increase                                             ($18)         ($30)         ($19)         ($63)        ($120)        ($130)
Decrease                                               28            42            33            64           121           130
-------------------------------------------------===================================================================================

During the first nine months of 2000, Citicorp's U.S. dollar Earnings-at-Risk for the following 12 months assuming a two standard deviation increase in rates would have had a potential negative impact ranging from approximately $76 million to $146 million in the aggregate at each month end, compared with a range from $73 million to $166 million at each month end during 1999. A two standard deviation increase in non-U.S. dollar interest rates for the following twelve months would have had a potential negative impact ranging from approximately $78 million to $123 million in the aggregate at each month end during the first nine months of 2000, compared with a range from $95 million to $121 million at each month end during 1999.

Other Non-Trading Portfolios

In addition, there are other financial instruments held in the non-trading portfolio outside Citicorp such as investments, long-term debt, derivatives and contractholder funds. The price risk associated with these instruments is measured using sensitivity analysis as described in the 1999 Annual Report and Form 10-K. At September 30, 2000, there was no significant change to the risk profile as disclosed at year-end 1999.

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

The level of exposure taken depends on the market environment and expectations of future price and market movements, and will vary from period to period. For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $27 million at September 30, 2000. Daily exposures at Citicorp averaged $24 million in the third quarter of 2000 and ranged from $16 million to $32 million. At Salomon Smith Barney, the aggregate pretax Value-at-Risk in the trading portfolios was $32 million at September 30, 2000. Quarterly exposures at Salomon Smith Barney averaged $31 million in the third quarter of 2000 and ranged from $23 million to $37 million.

The following table summarizes Citigroup's Value-at-Risk in its trading portfolios as of September 30, 2000 and December 31, 1999 along with the 2000 third quarter averages.

                                                                 Citicorp                             Salomon Smith Barney
                                                 -----------------------------------------------------------------------------------
                                                                  2000                                      2000
                                                                  Third                                     Third
                                                   Sept. 30,     Quarter       Dec. 31,      Sept. 30,     Quarter       Dec. 31,
In millions of dollars                               2000        Average         1999          2000        Average         1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                         $15           $17           $15           $31           $27           $20
Foreign exchange                                        5             7            17             2             2            --
Equity                                                 19            16            11             2             8             6
All other (primarily commodity)                        15             7             2            13            13             8
Covariance adjustment                                 (27)          (23)          (21)          (16)          (19)          (11)
                                                 -----------------------------------------------------------------------------------
Total                                                 $27           $24           $24           $32           $31           $23
-------------------------------------------------===================================================================================

The table below provides the distribution of Value-at-Risk during the third quarter of 2000.

                                                                           Citicorp                     Salomon Smith Barney
                                                               ---------------------------------------------------------------------
In millions of dollars                                               Low              High              Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $13               $26              $20               $32
Foreign exchange                                                       5                13                1                 8
Equity                                                                11                20                2                17
All other (primarily commodity)                                        1                18               11                14
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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at September 30, 2000 or December 31, 1999 include:

                                                                                     September 30, 2000            December 31, 1999
------------------------------------------------------------------------------------------------------------  ----------------------

                             Cross-Border Claims on Third Parties
                -------------------------------------------------   Investments
                                                                       In and
                  Trading and     Cross-                             Funding of      Total                       Total
In billions of    Short-term  Border Resale                             Local    Cross-Border    Commit-      Cross-Border  Commit-
Dollars           Claims (1)    Agreements    All Other     Total    Franchises  Outstandings    ments(2)     Outstandings  ments(2)
------------------------------------------------------------------------------------------------------------  ----------------------
Germany              $6.7          $3.1          $1.4       $11.2        $2.5        $13.7         $6.9           $10.9       $3.7
Italy                 6.4           1.2           1.8         9.4         1.3         10.7          5.7             7.1        0.4
France                5.7           2.1           1.7         9.5          --          9.5         11.3             7.9        2.2
United Kingdom        3.7           2.2           3.4         9.3          --          9.3         16.0            19.5       15.5
Netherlands           6.9           0.6           1.0         8.5          --          8.5          5.1             8.1        2.9
Brazil                2.3            --           2.1         4.4         3.4          7.8          0.2             3.8        0.1
Japan                 2.7           2.3           2.0         7.0          --          7.0          0.7             9.8        0.1
----------------====================================================================================================================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
--------------------------------------------------------------------------------

Total cross-border outstandings for September 30, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amount to $19.0 billion for Germany, $13.6 billion for Italy, $9.4 billion for France, $9.6 billion for the United Kingdom, $8.7 billion for the Netherlands, $10.1 billion for Brazil, and $8.8 billion for Japan.

Total cross-border outstandings for December 31, 1999 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, amounted to $14.9 billion for Germany, $10.2 billion for Italy, $7.7 billion for France, $8.7 billion for the United Kingdom, $5.0 billion for the Netherlands, $4.9 billion for Brazil, and $10.5 billion for Japan.

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

Citigroup Inc. (Citigroup)

Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At September 30, 2000, all of the facility was allocated to Citigroup. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $34 billion at September 30, 2000. At September 30, 2000, there were no borrowings outstanding under this facility.

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

Citigroup Ratios

                                                                                     Sept. 30,         June 30,          Dec. 31,
                                                                                        2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                          8.35%            8.62%             9.65%
Total capital (Tier 1 and Tier 2)                                                      10.63            11.12             12.33
Leverage (1)                                                                            6.00             6.07              6.80
Common stockholders' equity                                                             6.45             6.29              6.56
-------------------------------------------------------------------------------------===============================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the 2000 third quarter. Total capital (Tier 1 and Tier 2) amounted to $61.6 billion at September 30, 2000, representing 10.63% of net risk-adjusted assets. This compares to $60.4 billion and 11.12% at June 30, 2000 and $60.8 billion and 12.33% at December 31, 1999. Tier 1 capital of $48.4 billion at September 30, 2000 represented 8.35% of net risk-adjusted assets, compared to $46.8 billion and 8.62% at June 30, 2000 and $47.6 billion and 9.65% at December 31, 1999. Citigroup's leverage ratio was 6.00% at September 30, 2000 compared to 6.07% at June 30, 2000 and 6.80% at December 31, 1999.

Components of Capital Under Regulatory Guidelines

                                                                                    Sept. 30,         June. 30,         Dec. 31,
In millions of dollars                                                                 2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                                          $51,866          $49,801           $46,965
Perpetual preferred stock                                                              1,775            1,775             1,925
Mandatorily redeemable securities of subsidiary trusts                                 4,920            4,920             4,920
Minority interest (1)                                                                    301              400             1,501
Less: Net unrealized gains on securities available for sale (2)                         (697)            (505)           (1,749)
Intangible assets:
   Goodwill (3)                                                                       (7,524)          (7,388)           (4,209)
   Other intangible assets (3)                                                        (2,138)          (2,126)           (1,655)
50% investment in certain subsidiaries (4)                                               (87)             (56)             (107)
                                                                                 ---------------------------------------------------
Total Tier 1 capital                                                                  48,416           46,821            47,591
------------------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses (5)                                                        6,757            6,794             6,171
Qualifying debt (6)                                                                    6,331            6,565             6,728
Unrealized marketable equity securities gains (2)                                        228              301               400
Less: 50% investment in certain subsidiaries (4)                                         (87)             (56)             (107)
                                                                                 ---------------------------------------------------
Total Tier 2 capital                                                                  13,229           13,604            13,192
                                                                                 ---------------------------------------------------
Total capital (Tier 1 and Tier 2)                                                    $61,645          $60,425           $60,783
---------------------------------------------------------------------------------===================================================
Net risk-adjusted assets (7)                                                        $579,915         $543,467          $493,141
---------------------------------------------------------------------------------===================================================

(1) The decrease during the third quarter is attributable to an increase in the majority ownership interest in Handlowy. The second quarter decrease is primarily related to the purchase of all of the outstanding shares of Common Stock of Travelers Property Casualty Corp. not previously owned.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.
(3) The increase in goodwill during the third quarter is primarily attributable to an increase in the majority ownership interest in Handlowy. The increase in goodwill and other intangibles during the 2000 second quarter was attributable to the acquisitions completed during the quarter, including TAP's minority interest, Schroders, Handlowy, Reliance, Copelco and Siembra.
(4) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(5) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(6) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(7) The increase in net risk-adjusted assets during the 2000 third quarter was primarily attributable to growth in consumer and commercial loans, an increase in off-balance sheet exposures, and a change in the risk-weighting mix of other on-balance sheet assets. Net risk-adjusted assets includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $26.9 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of September 30, 2000, compared to $26.7 billion as of June 30, 2000 and $32.8 billion as of December 31, 1999. Market risk-equivalent assets included in net risk-adjusted assets amounted to $38.8 billion at September 30, 2000, $43.9 billion at June 30, 2000 and $43.1 billion at December 31, 1999. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $4.9 billion during the first nine months of 2000 to $51.9 billion at September 30, 2000, representing 6.45% of assets, compared to $47.0 billion and 6.56% at year-end 1999. The net increase in common stockholders' equity during the nine months of 2000 principally reflected net income of $9.7 billion and issuance of shares pursuant to employee benefit plans and other net activity of $0.2 billion which was partially offset by treasury stock acquired of $3.2 billion and dividends declared on common and preferred stock of $1.8 billion. The decrease in the common stockholders' equity ratio during the nine months of 2000 reflected the above items, which was more than offset by the increase in total assets.

During the 2000 second quarter, the Board of Directors approved an additional $5 billion in the existing authority for the repurchase of Citigroup common stock. During the 2000 first quarter, Citigroup redeemed its Series T perpetual preferred stock for $150 million.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 2000 qualify as Tier 1 capital. The amount outstanding at September 30, 2000 includes $2.300 billion of parent-obligated securities and $2.620 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2000, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

During the first quarter of 2000, the FRB issued a proposed rule that would govern the regulatory capital treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital entities in nonfinancial companies held by bank holding companies. The proposed rule would increase the capital required for such investments by imposing a 50% capital requirement. The Company is monitoring the status and progress of the proposed rule.

Additionally, from time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 28.

Citicorp

Citicorp manages liquidity through a well-defined process described in the 1999 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 66% of its total funding at September 30, 2000 and 67% at December 31, 1999, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $6.1 billion during the first nine months of 2000 to $32.1 billion at September 30, 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2000 third quarter was $32.4 billion, up from $26.4 billion at 1999 year-end. Securitization of both credit card receivables and consumer mortgages continues to be an important source of liquidity. Loans securitized during the nine months of 2000 included $7.2 billion of U.S. consumer mortgages and $2.9 billion of U.S. credit cards. As previous credit card securitizations amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first nine months of 2000, the scheduled amortization of certain credit card securitization transactions made available $7.2 billion of new receivables. In addition, $1.0 billion of credit card securitization transactions are scheduled to amortize during the rest of 2000.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 1999 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 2000, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $7.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2000, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $7.0 billion of the available $7.9 billion.

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

Citicorp Ratios

                                                                                     Sept. 30,         June 30,          Dec. 31,
                                                                                        2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                          8.24%            8.02%             8.11%
Total capital (Tier 1 and Tier 2)                                                      12.31            11.95             12.10
Leverage (1)                                                                            7.08             6.90              6.83
Common stockholder's equity                                                             7.31             7.08              6.70
-------------------------------------------------------------------------------------===============================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2000 third quarter. Total capital (Tier 1 and Tier 2) amounted to $44.6 billion at September 30, 2000, representing 12.31% of net risk-adjusted assets. This compares with $41.5 billion and 11.95% at June 30, 2000 and $37.4 billion and 12.10% at December 31, 1999. Tier 1 capital of $29.9 billion at September 30, 2000 represented 8.24% of net risk-adjusted assets, compared with $27.9 billion and 8.02% at June 30, 2000 and $25.0 billion and 8.11% at December 31, 1999. Citicorp's Tier 1 capital ratio at September 30, 2000 was within Citicorp's target range of 8.00% to 8.30%.

CitiFinancial Credit Company (CCC)

At September 30, 2000, CCC had committed and available credit facilities in the amount of $3.4 billion which expire in 2002. At September 30, 2000, there were no borrowings outstanding under these facilities. Citicorp guarantees various debt obligations of CCC, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of adjusted consolidated net worth (as defined in the agreements). At September 30, 2000, this requirement was exceeded by approximately $16.7 billion.

Travelers Property Casualty Corp. (TAP)

TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TAP is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At September 30, 2000, this requirement was exceeded by approximately $6.4 billion. At September 30, 2000, there were no borrowings outstanding under this facility.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $525 million of dividends from its insurance subsidiaries during the first nine months of 2000.

Salomon Smith Barney Holdings Inc. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 1999 Annual Report and Form 10-K. Total assets were $249 billion at September 30, 2000, up from $224 billion at year-end 1999. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $5.0 billion 364-day revolving credit agreement with a bank syndicate that extends through May 2001. SSBHI may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. Under this facility, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2000, this requirement was exceeded by approximately $3.9 billion. At September 30, 2000, there were no borrowings outstanding under this facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $19.5 billion at September 30, 2000 and $18.0 billion at December 31, 1999. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

The Travelers Insurance Company (TIC)

At September 30, 2000, TIC had $28.9 billion of life and annuity product deposit funds and reserves. Of that total, $16.1 billion is not subject to discretionary withdrawal based on contract terms. The remaining $12.8 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.5 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.9 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.5%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.4 billion of liabilities are surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $679 million of statutory surplus is available in 2000 for such dividends without Department approval, of which $510 million was paid during the first nine months of 2000.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                       September 30,
                                                               ---------------------------------------------------------------------
In millions, except per share amounts                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Loan interest, including fees                                       $7,049            $5,784          $19,636           $17,286
Other interest and dividends                                         7,067             5,417           19,526            16,280
Insurance premiums                                                   2,803             2,636            8,253             7,778
Commissions and fees                                                 3,969             3,149           11,796             9,174
Principal transactions                                               1,547               954            4,705             3,996
Asset management and administration fees                             1,331             1,056            3,947             3,014
Realized gains from sales of investments                               507                35              618               276
Other income                                                           801             1,066            3,996             3,250
                                                               ---------------------------------------------------------------------
Total revenues                                                      25,074            20,097           72,477            61,054
Interest expense                                                     8,737             6,076           23,252            18,583
                                                               ---------------------------------------------------------------------
Total revenues, net of interest expense                             16,337            14,021           49,225            42,471
                                                               ---------------------------------------------------------------------

Provisions for benefits, claims, and credit losses
Policyholder benefits and claims                                     2,373             2,258            6,931             6,457
Provision for credit losses                                            633               632            2,095             2,151
                                                               ---------------------------------------------------------------------
Total provisions for benefits, claims, and credit losses             3,006             2,890            9,026             8,608
                                                               ---------------------------------------------------------------------

Operating expenses
Non-insurance compensation and benefits                              4,332             3,531           12,645            10,901
Insurance underwriting, acquisition, and operating                     788               786            2,436             2,444
Restructuring-related items                                             36                22               59               (61)
Other operating                                                      3,323             2,922            9,907             8,822
                                                               ---------------------------------------------------------------------
Total operating expenses                                             8,479             7,261           25,047            22,106
                                                               ---------------------------------------------------------------------

Income before income taxes, minority interest
  and cumulative effect of accounting changes                        4,852             3,870           15,152            11,757
Provision for income taxes                                           1,751             1,379            5,381             4,204
Minority interest, net of income taxes                                  13                56               88               181
                                                               ---------------------------------------------------------------------
Income before cumulative effect of accounting changes                3,088             2,435            9,683             7,372
Cumulative effect of accounting changes                                 --                --               --              (127)
                                                               ---------------------------------------------------------------------
Net income                                                          $3,088            $2,435          $ 9,683           $ 7,245
---------------------------------------------------------------=====================================================================
Basic Earnings Per Share (1)
Income before cumulative effect of accounting changes                $0.69             $0.54            $2.16             $1.63
Cumulative effect of accounting changes                                 --                --               --             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.69             $0.54            $2.16             $1.60
                                                               =====================================================================
Weighted average common shares outstanding (1)                     4,444.8           4,442.7          4,443.5           4,446.6
---------------------------------------------------------------=====================================================================
Diluted Earnings Per Share (1)
Income before cumulative effect of accounting changes                $0.67             $0.52            $2.09             $1.58
Cumulative effect of accounting changes                                 --                --               --             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.67             $0.52            $2.09             $1.55
                                                               =====================================================================
Adjusted weighted average common shares outstanding (1)            4,599.4           4,586.9          4,589.1           4,591.3
---------------------------------------------------------------=====================================================================

(1) Adjusted to reflect the four-for-three split in Citigroup's common stock, effective August 25, 2000. See Note 1.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                  September 30,
                                                                                                       2000          December 31,
In millions of dollars                                                                             (Unaudited)           1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including segregated cash and other deposits)                             $ 11,740          $ 14,158
Deposits at interest with banks                                                                        16,621            13,429
Federal funds sold and securities borrowed or purchased under agreements to resell                    122,664           112,655
Brokerage receivables                                                                                  30,808            23,769
Trading account assets                                                                                122,452           109,155
Investments                                                                                           109,610           111,345
Loans, net
     Consumer                                                                                         170,058           147,968
     Commercial                                                                                       117,299            96,238
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         287,357           244,206
     Allowance for credit losses                                                                       (6,679)           (6,679)
                                                                                                  ----------------------------------
Total loans, net                                                                                      280,678           237,527
Reinsurance recoverables                                                                               10,565             9,704
Separate and variable accounts                                                                         25,783            23,118
Other assets                                                                                           73,365            60,830
                                                                                                  ----------------------------------
Total assets                                                                                         $804,286          $715,690
--------------------------------------------------------------------------------------------------==================================
Liabilities
     Non-interest-bearing deposits in U.S. offices                                                   $ 18,479          $ 19,492
     Interest-bearing deposits in U.S. offices                                                         54,307            48,584
     Non-interest-bearing deposits in offices outside the U.S.                                         13,455            12,021
     Interest-bearing deposits in offices outside the U.S.                                            207,010           180,994
                                                                                                  ----------------------------------
Total deposits                                                                                        293,251           261,091
Federal funds purchased and securities loaned or sold under agreements to repurchase                  127,893            92,591
Brokerage payables                                                                                     15,990            16,641
Trading account liabilities                                                                            79,482            91,104
Contractholder funds and separate and variable accounts                                                45,107            41,335
Insurance policy and claims reserves                                                                   44,670            43,822
Investment banking and brokerage borrowings                                                            20,687            13,719
Short-term borrowings                                                                                  19,485            17,086
Long-term debt                                                                                         58,801            47,092
Other liabilities                                                                                      40,359            37,399
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  --  Parent                              2,300             2,300
                                                                --  Subsidiary                          2,620             2,620
--------------------------------------------------------------------------------------------------==================================
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value        1,775             1,925
Common stock ($.01 par value; authorized shares: 10.0 billion), Issued shares  --
  4,816,302,310 at September 30, 2000 and 4,816,513,944 at December 31, 1999                               48                48
Additional paid-in capital                                                                             10,854            10,024
Retained earnings                                                                                      51,744            43,865
Treasury stock, at cost: September 30, 2000  --  324,397,748 shares
  and December 31, 1999  --  326,480,169 shares                                                        (9,582)           (7,627)
Accumulated other changes in equity from nonowner sources                                                (182)            1,111
Unearned compensation                                                                                  (1,016)             (456)
                                                                                                  ----------------------------------
Total stockholders' equity                                                                             53,641            48,890
                                                                                                  ----------------------------------
Total liabilities and stockholders' equity                                                           $804,286          $715,690
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements (Unaudited).

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Nine Months Ended September 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock at aggregate liquidation value
Balance, beginning of period                                                                          $ 1,925           $ 2,313
Redemption or retirement of preferred stock                                                              (150)             (263)
                                                                                                  ----------------------------------
Balance, end of period                                                                                  1,775             2,050
------------------------------------------------------------------------------------------------------------------------------------
Common stock and additional paid-in capital
Balance, beginning of period                                                                           10,072             8,929
Employee benefit plans                                                                                    762               518
Other                                                                                                      68               (28)
                                                                                                  ----------------------------------
Balance, end of period                                                                                 10,902             9,419
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of period                                                                           43,865            35,971
Net income                                                                                              9,683             7,245
Common dividends (1)                                                                                   (1,714)           (1,354)
Preferred dividends                                                                                       (90)             (117)
                                                                                                  ----------------------------------
Balance, end of period                                                                                 51,744            41,745
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
Balance, beginning of period                                                                           (7,627)           (4,789)
Treasury stock acquired                                                                                (3,248)           (2,828)
Issuance of shares pursuant to employee benefit plans and other                                         1,243               931
Other                                                                                                      50                 -
                                                                                                  ----------------------------------
Balance, end of period                                                                                 (9,582)           (6,686)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner sources
Balance, beginning of period                                                                            1,111               864
Net change in unrealized gains and losses on investment securities, net of tax                         (1,052)             (482)
Foreign currency translations adjustment, net of tax                                                     (241)              (65)
                                                                                                  ----------------------------------
Balance, end of period                                                                                   (182)              317
------------------------------------------------------------------------------------------------------------------------------------
Unearned compensation
Balance, beginning of period                                                                             (456)             (497)
Issuance of restricted stock, net of amortization                                                        (560)              (71)
                                                                                                  ----------------------------------
Balance, end of period                                                                                 (1,016)             (568)
------------------------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity (shares outstanding: 4,491,904,562 in 2000
  and 4,489,026,841 in 1999) (2)                                                                       51,866            44,227
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            $53,641           $46,277
--------------------------------------------------------------------------------------------------==================================
Summary of changes in equity from nonowner sources
Net income                                                                                             $9,683            $7,245
Other changes in equity from nonowner sources, net of tax                                              (1,293)             (547)
                                                                                                  ----------------------------------
Total changes in equity from nonowner sources                                                          $8,390            $6,698
--------------------------------------------------------------------------------------------------==================================

(1) Common dividends declared were 12 cents per share in both the first and second quarters of 2000 and 14 cents per share in the third quarter of 2000, and 9 cents per share in the first quarter of 1999 and 10.5 cents per share in both the second and third quarters of 1999.
(2) Shares outstanding reflect the four-for-three split in Citigroup's common stock, effective August 25, 2000. See Note 1.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                   Nine Months Ended September 30,
                                                                                                  ----------------------------------
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                           $  9,683            $7,245
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                  1,235             1,218
     Additions to deferred policy acquisition costs                                                    (1,579)           (1,458)
     Depreciation and amortization                                                                      1,431             1,280
     Provision for credit losses                                                                        2,095             2,151
     Change in trading account assets                                                                 (13,297)           13,160
     Change in trading account liabilities                                                            (11,622)          (12,446)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell     (10,009)           (9,859)
     Change in federal funds purchased and securities loaned or sold under agreements to               35,302            14,139
     repurchase
     Change in brokerage receivables net of brokerage payables                                         (7,690)           (5,162)
     Change in insurance policy and claims reserves                                                       848                (2)
     Net gains from sales of investments                                                                 (618)             (276)
     Venture capital activity                                                                            (954)             (564)
     Restructuring-related items                                                                           59               (61)
     Cumulative effect of accounting changes, net of tax                                                   --               127
     Other, net                                                                                        (2,961)            3,282
                                                                                                  ----------------------------------
Total adjustments                                                                                      (7,760)            5,529
                                                                                                  ----------------------------------
Net cash provided by operating activities                                                               1,923            12,774
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Change in deposits at interest with banks                                                              (3,192)           (1,796)
Change in loans                                                                                       (60,263)          (94,270)
Proceeds from sales of loans                                                                           22,181            77,081
Purchases of investments                                                                              (70,664)          (66,414)
Proceeds from sales of investments                                                                     44,874            37,150
Proceeds from maturities of investments                                                                27,540            25,381
Other investments, primarily short-term, net                                                           (2,541)             (911)
Capital expenditures on premises and equipment                                                         (1,316)           (1,096)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other real              1,056               463
estate owned
Business acquisitions                                                                                  (8,032)           (2,150)
                                                                                                  ----------------------------------
Net cash used in investing activities                                                                 (50,357)          (26,562)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                                                         (1,804)           (1,471)
Issuance of common stock                                                                                  847               575
Issuance of mandatorily redeemable securities of subsidiary trusts                                         --               600
Redemption of preferred stock                                                                            (150)             (263)
Treasury stock acquired                                                                                (3,248)           (2,828)
Stock tendered for payment of withholding taxes                                                          (469)             (377)
Issuance of long-term debt                                                                             18,951             6,950
Payments and redemptions of long-term debt                                                             (8,397)           (7,115)
Change in deposits                                                                                     32,160            19,065
Change in short-term borrowings and investment banking and brokerage borrowings                         7,697            (4,237)
Contractholder fund deposits                                                                            4,726             4,906
Contractholder fund withdrawals                                                                        (3,824)           (3,889)
                                                                                                  ----------------------------------
Net cash provided by financing activities                                                              46,489            11,916
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (473)             (266)
------------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                    (2,418)           (2,138)
Cash and cash equivalents at beginning of period                                                       14,158            13,837
                                                                                                  ----------------------------------
Cash and cash equivalents at end of period                                                           $ 11,740          $ 11,699
--------------------------------------------------------------------------------------------------==================================
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes                                                         $  2,295          $  2,556
Cash paid during the period for interest                                                               21,783            17,778
Non-cash investing activities
Transfers from loans to other real estate owned                                                      $    235          $    396
Noncash effects of accounting for the conversion of investments in Nikko Securities Co., Ltd.             702                --
--------------------------------------------------------------------------------------------------==================================

See Notes to Consolidated Financial Statements (Unaudited).

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2000 and for the three- and nine-month periods ended September 30, 2000 and 1999 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

The Board of Directors on July 18, 2000 declared a four-for-three split in Citigroup's common stock, which was paid in the form of a 33 1/3% stock dividend on August 25, 2000 to stockholders of record on August 7, 2000. Current and prior-year information has been restated to reflect the stock split. The Board also approved an increase in the quarterly common stock dividend from 12 to 14 cents per share on a post-split basis (from 16 to 18 2/3 cents per share on a pre-split basis), which was paid on August 25, 2000.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.    Pending Transaction

Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000, Citigroup and Associates First Capital Corporation ("Associates") have agreed to merge a wholly owned subsidiary of Citigroup with and into Associates, making Associates a subsidiary of Citigroup. The transaction has been approved by the Boards of Directors of both Citigroup and Associates. Pursuant to the agreement, Associates common stockholders will receive .7334 of a share of Citigroup's common stock for each share of Associates common stock that they own. The transaction is expected to be completed prior to the end of 2000 and is subject to various regulatory approvals and the approval by the stockholders of Associates. The merger is expected to be a tax-free exchange and accounted for on a "pooling of interests" basis.

3.    Accounting Changes

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

Future Application of Accounting Standards

Derivatives and hedge accounting. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and it amended that statement in June 1999 and June 2000. Citigroup will adopt these new rules when they become effective on January 1, 2001 for calendar year companies.

The new rules will change the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative-like instruments embedded in other contracts. The rules require that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. Citigroup's fair value hedges will primarily include hedges of fixed rate long-term debt, loans and available-for-sale securities. As a result, Citigroup expects that the net amount reflected in current earnings under the new rules will be substantially similar to the amounts under existing accounting practice.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. Citigroup's cash flow hedges will primarily include hedges of floating rate credit card receivables and loans. As a result, while the earnings impact of cash flow hedges may be similar to existing accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources may vary depending on market conditions.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. The ineffective portion will be reflected in current period earnings. Citigroup uses such derivative contracts as part of its strategy for hedging its net foreign investments. The impact on earnings and other changes in stockholders' equity from nonowner sources is not expected to be materially different from the current accounting practice.

Non-trading derivatives that do not qualify as hedges under the new rules, if not closed out prior to adoption, would be carried at fair value with changes in value included in current earnings. The initial revaluation of these derivatives at adoption of the new rules, along with the initial revaluations of other items discussed in the preceding paragraphs, will be recorded as cumulative effects of a change in accounting principle, after tax, in net income or in other changes in stockholders' equity from nonowner sources, as appropriate. These cumulative effects are not expected to be material to the financial statements.

Citigroup may make changes to risk management strategies outside of its trading activities, and it also anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

Transfers and servicing of financial assets. In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140).

Provisions of SFAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of SFAS 125 are effective for transfers taking place after March 31, 2001. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity
(QSPE). It is not expected that there will be a material effect on the financial statements relating to a change in consolidation status for existing QSPEs under SFAS 140.

SFAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The change in accounting for collateral is not expected to have a material effect on the financial statements.

4.    Business Segment Information

The following table presents certain information regarding the Company's industry segments:

                                                                                              Income (Loss)
                                                                                            Before Cumulative
                                                                                                Effect of
                                                 Total Revenues, Net     Provision for      Accounting Changes
                                                 of Interest Expense      Income Taxes           (1) (2)        Identifiable Assets
                                                 -----------------------------------------------------------------------------------
                                                                Three Months Ended September 30,
In millions of dollars, except identifiable      -------------------------------------------------------------   Sept. 30,  Dec. 31,
assets in billions                                 2000     1999 (3)     2000     1999 (3)    2000     1999 (3)    2000     1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                   $ 7,088   $ 6,638     $  739     $  644    $1,303     $1,116      $262      $235
Global Corporate and Investment Bank                8,097     6,446        852        631     1,588      1,133       490       430
Global Investment Management
  And Private Banking                                 828       676        112         99       176        154        29        26
Investment Activities                                 495       311        171        103       292        194        11        11
Corporate/Other                                      (171)      (50)      (123)       (98)     (271)      (162)       12        14
                                                 -----------------------------------------------------------------------------------
Total                                             $16,337   $14,021     $1,751     $1,379    $3,088     $2,435      $804      $716
-------------------------------------------------===================================================================================

                                                                                                                   Income (Loss)
                                                                                                                 Before Cumulative
                                                                                                                     Effect of
                                                                      Total Revenues, Net     Provision for      Accounting Changes
                                                                      of Interest Expense      Income Taxes           (1) (2)
                                                                      --------------------------------------------------------------
                                                                                       Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
In millions of dollars                                                   2000     1999 (3)    2000     1999 (3)    2000     1999 (3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                        $21,148    $19,332    $2,164     $1,800    $3,819     $3,106
Global Corporate and Investment Bank                                    24,154     20,546     2,636      2,119     4,959      3,829
Global Investment Management and Private Banking                         2,443      1,965       330        281       523        446
Investment Activities                                                    1,898        734       671        239     1,160        445
Corporate/Other                                                           (418)      (106)     (420)      (235)     (778)      (454)
                                                                      --------------------------------------------------------------
Total                                                                  $49,225    $42,471    $5,381     $4,204    $9,683     $7,372
----------------------------------------------------------------------==============================================================

(1) Results in the 2000 third quarter and nine-month periods reflect after-tax restructuring-related charges (credits) of $19 million and $12 million in Global Consumer and $4 million and $29 million in Corporate/Other, respectively, ($3) million in the nine-month period in Global Corporate and Investment Bank, and ($1) million in the nine-month period in Global Investment Management and Private Banking. The 1999 third quarter and nine-month results reflect after-tax restructuring-related charges (credits) of $17 million and $73 million in Global Consumer, ($2) million and $14 million in Corporate/Other, and ($117) million in the 1999 nine-month period in Global Corporate and Investment Bank.
(2) Results in the 2000 third quarter and nine-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $6.0 billion, in Global Corporate and Investment Bank of $1.0 billion and $3.0 billion, in Global Investment Management and Private Banking of ($3) million and $22 million, respectively, $7 million in both periods in Investment Activities and ($4) million in the nine-month period in Corporate/Other. The 1999 third quarter and nine-month period results reflect pretax provisions for benefits, claims and credit losses in Global Consumer of $2.0 billion and $5.7 billion, in Global Corporate and Investment Bank of $0.9 billion and $2.9 billion, in Global Investment Management and Private Banking of $2 million and $12 million and in Corporate/Other of $14 million and $34 million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5.    Investments

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value                                          $ 90,755          $ 95,849
Equity securities, primarily at fair value                                                               5,988             6,014
Venture capital, at fair value (1)                                                                       5,114             4,160
Short-term and other                                                                                     7,753             5,322
                                                                                                  ----------------------------------
                                                                                                      $109,610          $111,345
--------------------------------------------------------------------------------------------------==================================

(1) For the nine months ended September 30, 2000, net pretax gains on investments held by venture capital entities totaled $1.73 billion, of which $1.46 billion and $321 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 1999, net pretax gains on investments held by venture capital subsidiaries totaled $672 million, of which $835 million and $483 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                   September 30, 2000                       December 31, 1999 (1)
                                                 -----------------------------------------------------------------------------------
                                                                   Gross         Gross
                                                  Amortized     Unrealized    Unrealized       Fair       Amortized       Fair
In millions of dollars                              Cost           Gains        Losses        Value          Cost         Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities held to maturity,
  principally mortgage-backed securities           $    30        $   --        $   --       $    30       $    33       $    36
                                                 -----------------------------------------------------------------------------------

Fixed maturity securities available for sale
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies             $14,244        $  122        $  250       $14,116       $14,165       $13,735
U.S. Treasury and Federal agency                     5,204            87            45         5,246         7,082         6,998
State and municipal                                 13,814           364           160        14,018        13,733        13,489
Foreign government                                  22,440           236           263        22,413        25,565        25,761
U.S. corporate                                      24,404           317           484        24,237        24,386        23,888
Other debt securities (2)                            9,970           841           116        10,695         9,083        11,945
                                                 -----------------------------------------------------------------------------------
                                                   $90,076        $1,967        $1,318       $90,725       $94,014       $95,816
                                                 ===================================================================================
Equity securities (3)                              $ 5,481        $  768        $  261       $ 5,988       $ 5,126       $ 6,014
-------------------------------------------------===================================================================================

(1) At December 31, 1999, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.174 billion and $2.484 billion, respectively.
(2) Investments in convertible debt of Nikko are included in other debt securities.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6.    Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

                                                                                                   September 30,      December 31,
In millions of dollars                                                                                 2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Trading Account Assets
U.S. Treasury and Federal agency securities                                                          $ 27,554           $ 25,865
State and municipal securities                                                                          2,378              2,121
Foreign government securities                                                                          12,711              9,243
Corporate and other debt securities                                                                    17,594             13,858
Derivative and other contractual commitments (1)                                                       30,660             31,646
Equity securities                                                                                      15,455             11,910
Mortgage loans and collateralized mortgage securities                                                   6,070              5,663
Other                                                                                                  10,030              8,849
                                                                                                  ----------------------------------
                                                                                                     $122,452           $109,155
--------------------------------------------------------------------------------------------------==================================
Trading Account Liabilities
Securities sold, not yet purchased                                                                    $46,518            $52,051
Derivative and other contractual commitments (1)                                                       32,964             39,053
                                                                                                  ----------------------------------
                                                                                                      $79,482            $91,104
--------------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

7.    Debt

Investment banking and brokerage borrowings consisted of the following:

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                                      $18,999           $12,578
Bank borrowings                                                                                           725               536
Other                                                                                                     963               605
                                                                                                  ----------------------------------
                                                                                                      $20,687           $13,719
--------------------------------------------------------------------------------------------------==================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial paper
   Citigroup Inc.                                                                                     $   509           $    --
   Citicorp                                                                                             7,083             5,027
                                                                                                  ----------------------------------
                                                                                                        7,592             5,027
Other short-term borrowings                                                                            11,893            12,059
                                                                                                  ----------------------------------
                                                                                                      $19,485           $17,086
--------------------------------------------------------------------------------------------------==================================

Long-term debt, including its current portion, consisted of the following:

                                                                                                    September 30,     December 31,
In millions of dollars                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Citigroup Inc.                                                                                        $10,726           $ 4,181
Citicorp                                                                                               27,657            24,068
Salomon Smith Barney Holdings Inc.                                                                     19,549            17,970
Travelers Property Casualty Corp.                                                                         850               850
The Travelers Insurance Group Inc.                                                                         19                23
                                                                                                  ----------------------------------
                                                                                                      $58,801           $47,092
--------------------------------------------------------------------------------------------------==================================

8.    Restructuring-Related Items

                                                                            Restructuring Initiatives
                                             ---------------------------------------------------------------------------------------
In millions of dollars                             2000              1999             1998              1997             Total
------------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                              $ 41              $ 82            $1,122           $ 1,718           $ 2,963
Additional Severance Charges                         --                --                54                --                54
Utilization (1)                                     (41)              (82)             (977)           (1,073)           (2,173)
Changes in Estimates                                 --                --              (196)             (645)             (841)
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2000                      $ --              $ --            $    3           $    --           $     3
------------------------------------------------------------------------------------------------------------------------------------

(1)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the 2000 third quarter and nine months, Citigroup recorded restructuring charges of $24 million and $46 million, respectively. These amounts included $41 million (the 2000 charge) relating to new initiatives in the Global Consumer business and in Corporate/Other, as well as additional severance charges of $5 million (occurring in the 2000 second quarter) as a result of the continuing implementation of 1998 restructuring initiatives. The 2000 charge includes $37 million related to employee severance costs associated with the downsizing of various functions as well as $4 million related to exiting leasehold and other contractual obligations. The 2000 restructuring reserve was fully utilized as of September 30, 2000.

In 1999, Citigroup recorded restructuring charges of $131 million, including $82 million (the 1999 charge) of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business, as well as additional severance charges of $49 million, which occurred in the 1999 third quarter, as a result of the continuing implementation of 1998 restructuring initiatives. The 1999 restructuring reserve was fully utilized as of June 30, 2000.

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

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives. Accelerated depreciation of $12 million and $61 million was recorded during the 2000 third quarter and nine months, respectively. Accelerated depreciation of $41 million and $169 was recorded during the 1999 third quarter and nine months, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the 2000 second quarter and the second half of 1999, changes in estimates resulted in reductions of $45 million and $151 million ($38 million occurring in the 1999 third quarter), respectively, in the reserve for 1998 restructuring initiatives, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to the 1997 restructuring initiatives included $568 million of reductions (of which $211 million occurred in the 1999 first quarter), primarily related to a reassessment of space needs and sublease terms for the Seven World Trade Center lease, and $77 million of other reductions ($30 million occurring in the 1999 third quarter) primarily due to lower than anticipated severance costs. Adjustments related to the Seven World Trade Center lease during 1999 were attributable to the reassessment of space needed due to the Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease which indicated that excess space could be disposed of on terms more favorable than had been originally estimated. Other changes in estimates are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the Citicorp merger.

Additional information about restructuring-related items, including the business segments affected, may be found in the 1999 Annual Report and Form 10-K.

9.    Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2000 and 1999. Shares have been adjusted to give effect to the four-for-three split in Citigroup's common stock as discussed in Note 1.

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
------------------------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes               $3,088            $2,435           $9,683            $7,372
Cumulative effect of accounting changes                                 --                --               --              (127)
Preferred dividends                                                    (29)              (38)             (88)             (116)
                                                               ---------------------------------------------------------------------
Income available to common stockholders for basic EPS                3,059             2,397            9,595             7,129
Effect of dilutive securities                                           --                 4               --                10
                                                               ---------------------------------------------------------------------
Income available to common stockholders for diluted EPS             $3,059            $2,401           $9,595            $7,139
---------------------------------------------------------------=====================================================================

Weighted average common shares
  outstanding applicable to basic EPS                              4,444.8           4,442.7          4,443.5           4,446.6
Effect of dilutive securities:
   Options                                                           119.4              95.8            112.1              97.0
   Restricted stock                                                   34.1              34.8             32.4              34.0
   Convertible securities                                              1.1              13.6              1.1              13.7
                                                               ---------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                            4,599.4           4,586.9          4,589.1           4,591.3
---------------------------------------------------------------=====================================================================
Basic earnings per share
Income before cumulative effect of accounting changes                $0.69             $0.54            $2.16             $1.63
Cumulative effect of accounting changes                                 --                --               --             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.69             $0.54            $2.16             $1.60
---------------------------------------------------------------=====================================================================
Diluted earnings per share
Income before cumulative effect of accounting changes                $0.67             $0.52            $2.09             $1.58
Cumulative effect of accounting changes                                 --                --               --             (0.03)
                                                               ---------------------------------------------------------------------
Net income                                                           $0.67             $0.52            $2.09             $1.55
---------------------------------------------------------------=====================================================================

10.   Trading Securities, Commodities, Derivatives and Related Risks

Derivative and Foreign Exchange Contracts

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at September 30, 2000 and December 31, 1999, along with the related balance sheet credit exposure. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a description of accounting policies, and credit and market risk management process is provided in the 1999 Annual Report and Form 10-K.

                                                                            Notional                        Balance Sheet
                                                                       Principal Amounts               Credit Exposure (1) (2)
                                                               ---------------------------------------------------------------------
                                                                  Sept. 30,         Dec. 31,         Sept. 30,          Dec. 31,
In billions of dollars                                              2000              1999             2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products                                            $5,444.2          $5,351.0            $ 7.7             $10.2
Foreign exchange products                                          1,979.9           1,797.1             14.5              11.4
Equity products                                                      168.9             144.2              6.9               9.3
Commodity products                                                    39.8              34.9              1.4               0.4
Credit derivative products                                            51.8              46.0              0.2               0.3
                                                                                                  ----------------------------------
                                                                                                        $30.7             $31.6
---------------------------------------------------------------=====================================================================

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2) The balance sheet credit exposure reflects $64.0 billion and $65.4 billion of master netting agreements in effect at September 30, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.7 billion at September 30, 2000 and $2.2 billion at December 31, 1999.
--------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the third quarter of 2000.

End-User Derivative Interest Rate and Foreign Exchange Contracts

                                                       Notional Principal
                                                          Amounts (1)          Percentage of September 30, 2000 Amount Maturing
                                                      ------------------------------------------------------------------------------
                                                      Sept. 30,  Dec. 31,   Within     1 to      2 to     3 to      4 to     After
In billions of dollars                                   2000      1999     1 Year    2 Years  3 Years  4 Years   5 Years   5 Years
------------------------------------------------------------------------------------------------------------------------------------
Interest rate products
Futures contracts                                         12.8     $  7.1      100%       --%       --%      --%      --%        --%
Forward contracts                                          3.2        3.3       99         1        --       --       --         --
Swap agreements                                          106.7      104.7       36        15        13        9        7         20
Option contracts                                           9.6        7.1       18        16         3       --       58          5
Foreign exchange products
Futures and forward contracts                             80.0       50.6       99         1        --       --       --         --
Cross-currency swaps                                       9.3        7.0       12        41        16        3       14         14
Credit derivatives products                               29.4       29.2        3         4         7        8       18         60
------------------------------------------------------==============================================================================

(1)   Includes third-party and intercompany contracts.
--------------------------------------------------------------------------------

End-User Interest Rate Swaps and Net Purchased Options as of September 30, 2000

                                                                                      Remaining Contracts Outstanding --
                                                                                          Notional Principal Amounts
                                                                           ---------------------------------------------------------
In billions of dollars                                                        2000      2001      2002     2003      2004      2005
------------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                                          $70.5     $51.8     $43.2    $31.5     $22.9     $16.0
Weighted-average fixed rate                                                    6.3%      6.3%      6.3%     6.4%      6.6%      6.6%
Pay fixed swaps                                                               20.8      12.5       7.8      6.3       5.5       4.9
Weighted-average fixed rate                                                    6.2%      6.1%      6.1%     6.1%      6.2%      6.2%
Basis swaps                                                                   15.4       3.7       1.5      1.1       0.6       0.3
Purchased floors                                                               7.3       5.7       4.7      4.7       4.7        --
Weighted-average floor rate purchased                                          5.9%      5.8%      5.8%     5.8%      5.8%       --%
Written caps related to other purchased caps (1)                               2.3       2.2       1.7      1.4       1.4       0.5
Weighted-average cap rate written                                              9.8%      9.8%     10.6%    10.7%     10.7%     10.8%
------------------------------------------------------------------------------------------------------------------------------------
Three-month forward LIBOR rates (2)                                            6.8%      6.5%      6.6%     6.7%      6.8%      7.0%
---------------------------------------------------------------------------=========================================================

(1) Includes written options related to purchased options embedded in other financial instruments.
(2) Represents the implied forward yield curve for three-month LIBOR as of September 30, 2000, provided for reference.
--------------------------------------------------------------------------------

11.   Contingencies

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions; plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

Cash-Basis, Renegotiated, and Past Due Loans

                                                                                     Sept. 30,        Dec. 31,          Sept. 30,
In millions of dollars                                                                 2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Commercial cash-basis loans
Collateral dependent (at lower of cost or collateral value) (1)                       $  167           $  241            $  277
Other                                                                                  1,515            1,162             1,232
                                                                                 ---------------------------------------------------
Total                                                                                 $1,682           $1,403            $1,509
---------------------------------------------------------------------------------===================================================
Commercial cash-basis loans
In U.S. offices                                                                       $  407           $  256            $  252
In offices outside the U.S.                                                            1,275            1,147             1,257
                                                                                 ---------------------------------------------------
Total                                                                                 $1,682           $1,403            $1,509
---------------------------------------------------------------------------------===================================================
Commercial renegotiated loans
In U.S. offices                                                                          $--              $16               $16
In offices outside the U.S.                                                               22               43                52
                                                                                 ---------------------------------------------------
Total                                                                                    $22              $59               $68
---------------------------------------------------------------------------------===================================================
Consumer loans on which accrual of interest had been suspended
In U.S. offices                                                                       $  735           $  724            $  707
In offices outside the U.S.                                                            1,361            1,506             1,507
                                                                                 ---------------------------------------------------
Total                                                                                 $2,096           $2,230            $2,214
---------------------------------------------------------------------------------===================================================
Accruing loans 90 or more days delinquent (2)
In U.S. offices                                                                       $  800           $  732            $  626
In offices outside the U.S.                                                              383              452               467
                                                                                 ---------------------------------------------------
Total                                                                                 $1,183           $1,184            $1,093
---------------------------------------------------------------------------------===================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $413 million, $379 million, and $331 million are government-guaranteed student loans at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.
--------------------------------------------------------------------------------

Other Real Estate Owned and Assets Pending Disposition

                                                                                      Sept. 30,        Dec. 31,          Sept. 30,
In millions of dollars                                                                  2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Other real estate owned
Consumer (1)                                                                            $180             $204              $211
Commercial (1)                                                                           277              511               673
Corporate/Other                                                                            8               14                 8
                                                                                 ---------------------------------------------------
Total                                                                                   $465             $729              $892
---------------------------------------------------------------------------------===================================================
Assets pending disposition (2)                                                           $89              $86               $87
---------------------------------------------------------------------------------===================================================

(1) Represents repossessed real estate, carried at lower of cost or collateral value.
(2) Represents consumer residential mortgage loans that have a high probability of foreclosure, carried at lower of cost or collateral value.
--------------------------------------------------------------------------------

Details of Credit Loss Experience

                                                 3rd Qtr.          2nd Qtr.          1st Qtr.         4th Qtr.          3rd Qtr.
In millions of dollars                             2000              2000              2000             1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses
  at beginning of period                          $6,736            $6,657            $6,679           $6,706            $6,743
                                             ---------------------------------------------------------------------------------------

Provision for credit losses
Consumer                                             591               580               627              594               594
Commercial                                            42               131               124               92                38
                                             ---------------------------------------------------------------------------------------
                                                     633               711               751              686               632
                                             ---------------------------------------------------------------------------------------
Gross credit losses
Consumer
In U.S. offices                                      490               481               463              427               419
In offices outside the U.S.                          281               285               312              310               324
Commercial
In U.S. offices                                       32                56                49               28                 9
In offices outside the U.S.                           42                99                94              130                95
                                             ---------------------------------------------------------------------------------------
                                                     845               921               918              895               847
                                             ---------------------------------------------------------------------------------------
Credit recoveries
Consumer
In U.S. offices                                       83                89                74               54                66
In offices outside the U.S.                           77                82                73               82                79
Commercial
In U.S. offices                                        6                 3                 8               11                 1
In offices outside the U.S.                           26                21                11               46                15
                                             ---------------------------------------------------------------------------------------
                                                     192               195               166              193               161
                                             ---------------------------------------------------------------------------------------
Net credit losses
In U.S. offices                                      433               445               430              390               361
In offices outside the U.S.                          220               281               322              312               325
                                             ---------------------------------------------------------------------------------------
                                                     653               726               752              702               686
                                             ---------------------------------------------------------------------------------------
Other  --  net (1)                                   (37)               94               (21)             (11)               17
                                             ---------------------------------------------------------------------------------------
Allowance for credit losses at end of period      $6,679            $6,736            $6,657           $6,679            $6,706
---------------------------------------------=======================================================================================
Net consumer credit losses                          $611              $595              $628             $601              $598
As a percentage of average consumer loans          1.45%             1.54%             1.71%            1.68%             1.74%
---------------------------------------------=======================================================================================
Net commercial credit losses                         $42              $131              $124             $101               $88
As a percentage of average commercial loans        0.15%             0.51%             0.52%            0.42%             0.37%
---------------------------------------------=======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      (c) On August 31, 2000, in connection with the acquisition of the outstanding capital stock of AST StockPlan, Inc., the Company issued 753,503 shares of its common stock. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired company and an escrow agent which shall hold 88,867 of such shares on behalf of such shareholders as security for certain indemnification obligations of such shareholders to the Company. The shares of common stock issued in the AST StockPlan, Inc. acquisition were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D thereof. The shareholders of the acquired company made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The shares issued in the acquisition were subject to restrictions on transfer absent registration under the Securities Act of 1933, and no offers to sell the securities were made by any form of general solicitation or general advertisement. Subsequently, the Company registered 664,636 of such shares for resale on a registration statement on Form S-3 declared effective by the SEC on October 5, 2000.

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

            On July 20, 2000, the Company filed a Current Report on Form 8-K, dated July 11, 2000, filing as exhibits under Item 7 thereof:

      (1) Terms Agreement, dated July 11, 2000, among the Company and Salomon Brothers International Limited, Bear, Stearns International Limited, Daiwa Securities SB Capital Markets Europe Limited, Deutsche Bank AG London, Goldman Sachs International, IBJ International plc, Nomura International plc, Sanwa International plc and Tokyo-Mitsubishi International plc, as Underwriters, relating to the offer and sale of the Company's 1.40% Notes due July 18, 2005.

      (2)   Form of DTC Global Note for the Company's 1.40% Notes due July 18,
            2005.

      (3) Form of International Global Note for the Company's 1.40% Notes due July 18, 2005.

      (4) Form of Fiscal Agency Agreement among Citibank, N.A. London Office, the Company and Banque Internationale a Luxembourg S.A.

            On July 25, 2000, the Company filed a Current Report on Form 8-K, dated July 21, 2000, reporting under Item 5 thereof the announcement that the Board of Directors of the Company had elected Robert I. Lipp to the Board of Directors and appointed him Vice Chairman and a member of the Office of the Chairman.

            On September 6, 2000, the Company filed a Current Report on Form 8-K, dated September 5, 2000, (i) reporting under Item 5 thereof that on September 5, 2000, the Company and Associates First Capital Corporation ("Associates") announced that they had entered into a definitive merger agreement, and (ii) filing as exhibits under Item 7 thereof (a) Agreement and Plan of Merger between Citigroup Inc. and Associates First Capital Corporation, dated as of September 5, 2000, and (b) Joint Press Release, dated September 6, 2000, issued by the Company and Associates.

            No other reports on Form 8-K were filed during the third quarter of 2000; however,

            On October 11, 2000, the Company filed a Current Report on Form 8-K, dated October 3, 2000, filing as exhibits under Item 7 thereof (a) Terms Agreement, dated October 3, 2000, among the Company and Salomon Smith Barney Inc., ABN AMRO Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Banque Bruxelles Lambert SA, Barclays Bank PLC, Bear, Stearns & Co. Inc., Blaylock & Partners, L.P., Chase Securities Inc., First Union Securities, Inc., Goldman, Sachs & Co., Ormes Capital Markets, Inc., Royal Bank of Scotland, Financial Markets, UBS Warburg LLC and

            The Williams Capital Group, L.P., as Underwriters, relating to the offer and sale of the Company's 7.250% Subordinated Notes due October 1, 2010, and (b) Form of Note for the Company's 7.250% Subordinated Notes due October 1, 2010.

            On October 19, 2000, the Company filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the results of its operations for the quarter ended September 30, 2000, and certain other selected financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2000.

                                                 CITIGROUP INC.
                                                 (Registrant)


                                         By      /s/ Todd S. Thomson
                                                 -------------------
                                                    Todd S. Thomson
                                                    Chief Financial Officer
                                                    Principal Financial Officer


By    /s/ Irwin R. Ettinger              By      /s/ Roger W. Trupin
      ---------------------                      -------------------
         Irwin R. Ettinger                       Roger W. Trupin
         Principal Accounting Officer            Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     ----------------------

3.01.1 Restated Certificate of Incorporation of Citigroup Inc. (the Company) incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

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

10.01 Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of July 18, 2000).

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


53