Form 10-K405
period 2000-12-31
CITIGROUP INC
filed 2001-03-14
CIK 831001

                             FINANCIAL INFORMATION

THE COMPANY............................       1
  Global Consumer......................       1
  Global Corporate and Investment
    Bank...............................       2
  Global Investment Management and
    Private Banking....................       3
  Associates...........................       4
  Investment Activities................       5
  Corporate/Other......................       5
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL
  DATA.................................       6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS...........................       8
  Results of Operations................      10
GLOBAL CONSUMER........................      13
  Banking/Lending......................      14
    Citibanking North America..........      14
    Mortgage Banking...................      15
    North America Cards................      17
    CitiFinancial......................      18
  Insurance............................      19
    Travelers Life and Annuity.........      19
    Primerica Financial Services.......      21
    Personal Lines.....................      22
  International Consumer...............      24
    Western Europe.....................      24
    Japan..............................      25
    Asia...............................      26
    Latin America......................      27
    Central & Eastern Europe, Middle
      East & Africa....................      28
  e-Consumer...........................      29
  Other Consumer.......................      30
  Consumer Portfolio Review............      30
  Global Consumer Outlook..............      32
GLOBAL CORPORATE AND INVESTMENT BANK...      36
  Salomon Smith Barney and The Global
    Relationship Bank..................      37
  Emerging Markets Corporate Banking...      39
  Commercial Lines.....................      41
  Commercial Portfolio Review..........      48
  Global Corporate and Investment Bank
    Outlook............................      50
GLOBAL INVESTMENT MANAGEMENT AND
  PRIVATE BANKING......................      52
  Citigroup Asset Management...........      53
  The Citigroup Private Bank...........      54
  Global Investment Management and
    Private Banking Outlook............      55
ASSOCIATES.............................      56
  Associates Outlook...................      58
INVESTMENT ACTIVITIES..................      58
CORPORATE/OTHER........................      59
FUTURE APPLICATION OF ACCOUNTING
  STANDARDS............................      59
FORWARD-LOOKING STATEMENTS.............      59
MANAGING GLOBAL RISK...................      60
  The Credit Risk Management Process...      61
  The Market Risk Management Process...      62
  Management of Cross-Border Risk......      66
LIQUIDITY AND CAPITAL RESOURCES........      67
REPORT OF MANAGEMENT...................      76
INDEPENDENT AUDITORS' REPORT...........      77
CONSOLIDATED FINANCIAL STATEMENTS......      78
  Consolidated Statement of Income.....      78
  Consolidated Statement of Financial
    Position...........................      79
  Consolidated Statement of Changes in
    Stockholders' Equity...............      80
  Consolidated Statement of Cash
    Flows..............................      81
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS...........................      82
FINANCIAL DATA SUPPLEMENT..............     150
  Average Balances and Interest Rates,
    Taxable Equivalent Basis...........     150
  Analysis of Changes in Net Interest
    Revenue............................     153
  Ratios...............................     155
  Foregone Interest Revenue on Loans...     155
  Loan Maturities and Sensitivity to
    Changes in Interest Rates..........     156
  Loans Outstanding....................     157
  Cash-Basis, Renegotiated, and Past
    Due Loans..........................     158
  Other Real Estate Owned and Other
    Repossessed Assets.................     159
  Details of Credit Loss Experience....     160
  Average Deposit Liabilities in
    Offices Outside the U.S............     161
  Maturity Profile of Time Deposits
    ($100,000 or more) in U.S.
    Offices............................     161
  Short-Term and Other Borrowings......     161
10-K CROSS-REFERENCE INDEX.............     175
CITIGROUP BOARD OF DIRECTORS...........     180

                                  THE COMPANY

    Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified financial holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories.

    On November 30, 2000, Citigroup, completed its acquisition of Associates First Capital Corporation (Associates) in a transaction accounted for as a pooling of interests. The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup's common stock
(534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (ACONA), a subsidiary of Associates. Associates' and ACONA's debt securities and commercial paper will no longer be separately rated.

    On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV). Following the merger, TRV changed its name to Citigroup Inc. (Citigroup). The merger was accounted for under the pooling of interests method.

    During April 2000, The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of the Company, completed a cash tender offer to purchase all of the outstanding shares of Travelers Property Casualty Corp.
(TPC) not previously owned.

    The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, Associates, and Investment Activities.

GLOBAL CONSUMER

    Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards, and personal insurance products in 51 countries and territories. Global Consumer creates products and platforms to meet the expanding needs of the world's growing middle class.

    CITIBANKING NORTH AMERICA delivers banking, lending, and investment services to customers through Citibank's 367 branches and through electronic delivery systems. Through its MORTGAGE BANKING unit, Global Consumer originates and services mortgages and student loans for customers across the United States.

    The NORTH AMERICA CARDS unit offers products such as MasterCard-Registered Trademark-, VISA-Registered Trademark-, and Diners Club across North America. As of December 31, 2000, the North America bankcards business had 44 million accounts and $88 billion of managed receivables, which represented approximately 17% of the U.S. credit card receivables market. New accounts are primarily acquired through direct marketing efforts, over the Internet, and through portfolio acquisitions.

    The CITIFINANCIAL unit of Global Consumer provides community-based lending services through its branch network system. As of December 31, 2000, CitiFinancial maintained 1,270 loan offices in the U.S. and Canada. Loans to consumers include real estate-secured loans, unsecured and partially secured personal loans, and loans to finance consumer goods purchases.

    The INSURANCE units of Global Consumer through Travelers Life and Annuity offer individual annuity, group annuity, individual life insurance and corporate owned life insurance (COLI). The individual products include fixed and variable deferred annuities, payout annuities, and term and universal life insurance. These products are primarily distributed through Citigroup businesses and a nationwide network of independent agents. The COLI product is a variable universal life product distributed through independent specialty brokers. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.

    The business operations of Primerica Financial Services (Primerica) involve the sale in North America of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and The Travelers Insurance Company (TIC) annuity products. The Primerica sales force is composed of over 100,000 independent representatives. A great majority of the sales force works on a part-time basis.

    Through Travelers Property Casualty Corp. (TPC), Global Consumer writes virtually all types of property and casualty insurance covering personal risks. The Personal Lines unit of TPC had approximately 5.4 million policies in force at December 31, 2000. The primary coverages are personal automobile and homeowners insurance sold to individuals, and are distributed through approximately 5,300 independent agencies located throughout the United States. Personal Lines also uses alternative distribution channels, including sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers, and are marketed through other Citigroup businesses.

    The INTERNATIONAL unit of Global Consumer provides full-service banking and lending, including credit and charge cards, and investment services in the developed markets of Western Europe and Japan, and in the emerging markets of Asia, Latin America, and Central & Eastern Europe, Middle East & Africa, through approximately 1,000 branches in 49 countries and territories. In these markets, Global Consumer has approximately 12 million credit and charge card member accounts.

    E-CONSUMER is the business responsible for developing and implementing Global Consumer's Internet financial services products and e-commerce solutions. e-Consumer's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy. During 2000, e-Consumer launched Citibank Online, an enhanced Internet banking service, C2it, a person-to-anywhere (P2A) online payment system, and MyCiti, an online account aggregation site, and entered into an online strategic alliance with America Online.

GLOBAL CORPORATE AND INVESTMENT BANK

    Global Corporate and Investment Bank provides corporations, governments, institutions and investors in 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, banking and financial services and commercial insurance products.

    Global Corporate and Investment Bank, through SALOMON SMITH BARNEY (SSB), delivers investment banking services that encompass a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities for United States and foreign corporations and for state, local and other governmental and government-sponsored authorities. SSB also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major United States and international exchanges on behalf of customers and for its own account. SSB trades for its own account in various markets throughout the world and uses many different strategies involving a broad spectrum of financial instruments and derivative products. THE GLOBAL RELATIONSHIP BANK (GRB) provides banking and financial services to large multinational companies. A dedicated relationship team serves each parent company and its subsidiaries everywhere they operate. Product offerings are determined by the demands of these sophisticated customers. Core products include cash management, foreign exchange, structured products, derivatives, securities custody, trade services and loan products.

    On May 1, 2000, SSB completed the acquisition of the global investment banking business and related assets of Schroders PLC, including all corporate finance, financial markets and securities activities. The combined European operations of SSB are now known as Schroder Salomon Smith Barney. During the second quarter of 2000, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco, a prominent vendor leasing company.

    Global Corporate and Investment Bank is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

    Citibank has a long-standing presence in emerging markets, which include all locations outside North America, Western Europe and Japan. Citigroup's EMERGING MARKETS CORPORATE BANKING (EM Corporate) business offers a wide array of banking and financial services products and services that help multinational and local companies fulfill their financial goals or needs. Citigroup's Embedded Bank and Emerging Local Corporate strategies focus on its plans to gain market share in selected emerging market countries and to establish Citibank as a local bank as well as a leading international bank. Citibank typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans and foreign-exchange services. Then, Citibank offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered.

    In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy, Poland's largest corporate bank.

    SSB investment bankers and GRB and Emerging Markets corporate relationship managers also jointly market to their customers. SSB's investment banking products are sold to corporate relationships in GRB and EM Corporate. In addition, Citibank's capabilities in foreign exchange, lending and liquidity and transaction services are sold to SSB's customers.

    TPC's COMMERCIAL LINES unit offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 5,500 brokers and independent agencies located throughout the United States. TPC is the third largest writer of commercial lines insurance in the U.S. based on 1999 direct written premiums published by A.M. Best Company. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by TPC's Special Liability Group, a special unit staffed by dedicated legal, claim, finance, and engineering professionals.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

    Global Investment Management and Private Banking is comprised of CITIGROUP ASSET MANAGEMENT and THE CITIGROUP PRIVATE BANK. Citigroup Asset Management, formerly known as the SSB Citi Asset Management Group and Global Retirement Services, includes Smith Barney Asset Management, Salomon Brothers Asset Management, and Citibank Asset Management along with the pension administration businesses of Global Retirement Services. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration and personalized wealth management services to institutional, high net worth and retail clients.

    Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup, through Citigroup Asset Management's own sales force or through independent sources.

    The Citigroup Private Bank provides personalized wealth management services for high net worth clients through more than 90 offices in 32 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services and banking and lending activities. Its Relationship Managers and Product Specialists use their knowledge about their clients' individual needs and goals to bring them an array of personal wealth management services.

ASSOCIATES

    Associates, which provides finance, leasing, insurance and related services to individual consumers and businesses in the United States and internationally, is organized into five primary business units: U.S. credit card, U.S. consumer branch, U.S. home equity, commercial and international finance.

    Associates' U.S. credit card business offers private label retail credit card and revolving programs (Private Label Cards) and VISA-Registered Trademark- and MasterCard-Registered Trademark- retail bankcard credit card products (Retail Bankcards) to customers throughout the United States. Various credit-related and other insurance products are also provided, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. In addition, the U.S. credit card business provides emergency roadside assistance and auto club services.

    Associates' U.S. consumer finance business offers a variety of consumer finance and insurance products and services to customers throughout the United States. Finance products and services offered by this business include home equity loans, personal loans, automobile financing and retail sales finance. In addition, Associates, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. consumer finance customers, including credit life, credit accident and health, involuntary unemployment, personal property insurance and other non-credit products.

    Associates' commercial business offers a variety of commercial finance and insurance products to customers in the United States and Canada. Finance products and services offered by this business in the United States and Canada include retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. Associates engages in a number of other commercial activities, including auto fleet leasing and fleet management services, government guaranteed lending, employee relocation services, truck trailer rental services, warehouse lending and public finance. Associates, through certain subsidiaries and third parties, also makes available various credit-related and other insurance products to its commercial segment customers and other customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance, and commercial and public auto liability insurance. Associates also offers specialty lines including general liability, directors and officers and errors and omission insurance, and personal lines including homeowner and recreational vehicle insurance.

    Associates' international finance business offers a variety of consumer finance products and services to customers in Japan, Canada, the United Kingdom, Puerto Rico, Sweden, Hong Kong, Spain,

India, Mexico, Taiwan, Ireland, the Philippines and Norway. Commercial financing products are also offered in the United Kingdom, Hong Kong, Puerto Rico, France, Mexico, Japan, India and Spain. Associates, through certain subsidiaries and other third parties, also offers various credit-related and other insurance products to its customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The characteristics of the international finance business' customers are similar to those of their counterparts in the U.S. consumer finance, U.S. credit card and commercial business.

INVESTMENT ACTIVITIES

    The Company's Investment Activities segment consists primarily of its venture capital activities, realized investment gains and losses related to certain corporate and insurance related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

CORPORATE/OTHER

    Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

    The periodic reports of Citicorp, Salomon Smith Barney Holdings Inc., TPC, The Student Loan Corporation (STU), TIC, and Travelers Life and Annuity Company
(TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

    The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043; telephone number 212-559-1000.

                FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)

In Millions of Dollars, Except Per Share Amounts                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
TOTAL REVENUES..............................................  $111,826   $ 94,396   $ 85,925   $ 80,530   $ 72,192
Total revenues, net of interest expense.....................    75,188     65,722     55,233     53,231     48,400
Benefits, claims, and credit losses.........................    15,486     13,880     12,788     11,455     10,835
Operating expenses(2).......................................    38,559     33,691     31,360     29,471     25,484
Income from continuing operations(2)........................    13,519     11,370      6,950      7,682      7,900
Discontinued operations.....................................        --         --         --         --       (334)
Cumulative effect of accounting changes(3)..................        --       (127)        --         --         --
                                                              --------   --------   --------   --------   --------
NET INCOME..................................................  $ 13,519   $ 11,243   $  6,950   $  7,682   $  7,566
                                                              ========   ========   ========   ========   ========
EARNINGS PER SHARE(4)
Basic earnings per share:
  Income from continuing operations.........................  $   2.69   $   2.26   $   1.35   $   1.48   $   1.50
  Net income................................................      2.69       2.23       1.35       1.48       1.43
Diluted earnings per share:
  Income from continuing operations.........................      2.62       2.19       1.31       1.42       1.44
  Net income................................................      2.62       2.17       1.31       1.42       1.38
Dividends declared per common share(4)(5)...................     0.520      0.405      0.277      0.200      0.150
                                                              --------   --------   --------   --------   --------
AT DECEMBER 31,
Total assets................................................  $902,210   $795,584   $740,336   $755,167   $675,738
Total deposits..............................................   300,586    261,573    229,413    199,867    185,516
Long-term debt..............................................   111,778     88,481     86,250     75,605     67,266
Mandatorily redeemable securities of subsidiary trusts......     4,920      4,920      4,320      2,995      2,545
Redeemable preferred stock..................................        --         --        140        280        420
Common stockholders' equity.................................    64,461     56,395     48,761     44,610     40,529
Total stockholders' equity..................................    66,206     58,290     51,035     47,956     43,732
                                                              --------   --------   --------   --------   --------
Ratio of earnings to fixed charges and preferred stock
  dividends.................................................      1.56X      1.61x      1.34x      1.42x      1.49x
Return on average common stockholders' equity(6)............      22.4%      21.5%      14.4%      17.5%      19.1%
Common stockholders' equity to assets.......................      7.14%      7.09%      6.59%      5.91%      6.00%
Total stockholders' equity to assets........................      7.34%      7.33%      6.89%      6.35%      6.47%
                                                              ========   ========   ========   ========   ========
INCOME ANALYSIS(7)
Total revenues, net of interest expense.....................  $ 75,188   $ 65,722   $ 55,233   $ 53,231   $ 48,400
Effect of securitization activities.........................     2,459      2,707      2,364      1,734      1,395
Associates Housing Finance charge(8)........................        47         --         --         --         --
                                                              --------   --------   --------   --------   --------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE..................    77,694     68,429     57,597     54,965     49,795
                                                              --------   --------   --------   --------   --------
ADJUSTED OPERATING EXPENSES(9)..............................    37,775     33,744     30,565     27,753     25,498
                                                              --------   --------   --------   --------   --------
Benefits, claims, and credit losses.........................    15,486     13,880     12,788     11,455     10,835
Effect of securitization activities.........................     2,459      2,707      2,364      1,734      1,395
Associates Housing Finance charge(8)........................       (40)        --         --         --         --
Acquisition-related costs...................................        --         --         --         --       (541)
                                                              --------   --------   --------   --------   --------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT COSTS.................    17,905     16,587     15,152     13,189     11,689
                                                              --------   --------   --------   --------   --------
Restructuring-related items and merger-related costs........      (759)        53       (795)    (1,718)        --
Associates Housing Finance charge(8)........................      (112)        --         --         --         --
Acquisition-related costs...................................        --         --         --         --       (650)
Operating loss from discontinued operations.................        --         --         --         --        123
Gain on sale of stock by subsidiary.........................        --         --         --         --        363
                                                              --------   --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY
  INTEREST..................................................    21,143     18,151     11,085     12,305     12,444
                                                              --------   --------   --------   --------   --------
Provision for income taxes..................................     7,525      6,530      3,907      4,411      4,497
Minority interest, net of income taxes......................        99        251        228        212         47
                                                              --------   --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................    13,519     11,370      6,950      7,682      7,900
Discontinued operations, net of tax.........................        --         --         --         --       (334)
Cumulative effect of accounting changes(3)..................        --       (127)        --         --         --
                                                              --------   --------   --------   --------   --------
NET INCOME..................................................  $ 13,519   $ 11,243   $  6,950   $  7,682   $  7,566
                                                              ========   ========   ========   ========   ========

------------------------------

(1) All periods have been restated to reflect the acquisition of Associates on November 30, 2000. See Note 2 of Notes to Consolidated Financial Statements.

(2) The years ended December 31, 2000, 1999, 1998 and 1997 include net restructuring-related items (and in 2000 and 1998 merger-related costs) of $759 million ($550 million after-tax), ($53) million (($25) million after-tax), $795 million ($535 million after-tax) and $1,718 million ($1,046 million after-tax), respectively. See Note 15 of Notes to Consolidated Financial Statements.

(3) Accounting changes include the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 1 of Notes to Consolidated Financial Statements.

(4) All amounts have been adjusted to reflect stock splits.

(5) Amounts represent Citigroup's historical dividends per common share.

(6) The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividend requirements.

(7) The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 78 to the basis presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

(8) In January 2000, Associates discontinued the loan origination operations of its Housing Finance unit.

(9) Excludes restructuring-related items and merger-related costs, discontinuation of Associates Housing Finance loan originations in 2000, and in 1996, operating loss from discontinued operations and acquisition-related costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF ASSOCIATES

    On November 30, 2000, Citigroup completed its acquisition of Associates. The consolidated financial statements give retroactive effect to the acquisition in a transaction accounted for as a pooling of interests, with all periods presented as if Citigroup and Associates had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citigroup and Associates.

MANAGED BASIS REPORTING

    The discussion that follows includes amounts reported in the historical financial statements (owned basis) adjusted to include certain effects of securitization activity, receivables held for securitization, and receivables sold with servicing retained (managed basis). On an owned basis, for securitized receivables, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows to which Citigroup is entitled, which are net of credit losses). Because credit losses are a component of these cash flows, Citigroup's revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. Additionally, the net earnings on retained securitization interests and receivables held for securitization, as well as gains from subsequent sales in revolving securitization structures are included in fees and commissions in the consolidated statement of income. On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

BUSINESS FOCUS

    The table below shows the core income (loss) for each of Citigroup's businesses for the three years ended December 31:

In Millions of Dollars, Except Per Share Data                   2000       1999       1998
                                                              --------   --------   --------

GLOBAL CONSUMER
Citibanking North America...................................  $   566    $   398     $  114
Mortgage Banking............................................      272        225        206
North America Cards.........................................    1,381      1,182        806
CitiFinancial...............................................      481        388        221
                                                              -------    -------     ------
  Total Banking/Lending.....................................    2,700      2,193      1,347
                                                              -------    -------     ------
Travelers Life and Annuity..................................      777        623        493
Primerica Financial Services................................      492        452        400
Personal Lines..............................................      311        279        319
                                                              -------    -------     ------
  Total Insurance...........................................    1,580      1,354      1,212
                                                              -------    -------     ------
Western Europe..............................................      345        275        211
Japan.......................................................      139         87         66
  Asia......................................................      563        356        317
  Latin America.............................................      208        222        149
  Central & Eastern Europe, Middle East and Africa..........       59         46         18
                                                              -------    -------     ------
  Total Emerging Markets Consumer Banking...................      830        624        484
                                                              -------    -------     ------
  Total International.......................................    1,314        986        761
                                                              -------    -------     ------
e-Consumer..................................................     (202)      (111)       (75)
Other.......................................................      (98)       (75)       (67)
                                                              -------    -------     ------
TOTAL GLOBAL CONSUMER.......................................    5,294      4,347      3,178
                                                              -------    -------     ------
GLOBAL CORPORATE AND INVESTMENT BANK
Salomon Smith Barney and The Global Relationship Bank.......    3,688      2,989        861
Emerging Markets Corporate Banking..........................    1,610      1,162        762
Commercial Lines............................................    1,072        845        723
                                                              -------    -------     ------
TOTAL GLOBAL CORPORATE AND INVESTMENT BANK..................    6,370      4,996      2,346
                                                              -------    -------     ------
GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING............
Citigroup Asset Management..................................      361        328        265
The Citigroup Private Bank..................................      324        269        244
                                                              -------    -------     ------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING......      685        597        509
                                                              -------    -------     ------
ASSOCIATES..................................................    1,381      1,402      1,143
INVESTMENT ACTIVITIES.......................................    1,363        658        832
                                                              -------    -------     ------
Corporate/Other.............................................     (888)      (605)      (456)
e-Citi......................................................      (65)       (50)       (67)
                                                              -------    -------     ------
TOTAL CORPORATE/OTHER.......................................     (953)      (655)      (523)
                                                              -------    -------     ------
CORE INCOME.................................................   14,140     11,345      7,485
Restructuring-related items and merger-related costs,
  after-tax.................................................     (550)        25       (535)
Associates Housing Finance charge, after-tax................      (71)        --         --
Cumulative effect of accounting changes.....................       --       (127)        --
                                                              -------    -------     ------
NET INCOME..................................................  $13,519    $11,243     $6,950
                                                              =======    =======     ======
DILUTED EARNINGS PER SHARE
Core income.................................................  $  2.74    $  2.19     $ 1.42
Net income..................................................  $  2.62    $  2.17     $ 1.31
                                                              =======    =======     ======

RESULTS OF OPERATIONS

INCOME AND EARNINGS PER SHARE

    Citigroup reported 2000 core income of $14.140 billion or $2.74 per diluted common share, both up 25% from $11.345 billion or $2.19 in 1999. Core income in 2000 excluded $550 million in after-tax restructuring-related items and merger-related costs, and $71 million (after-tax) related to the discontinuation of Associates' housing finance loan origination operations. Core income in 1999 excluded a release of $25 million for after-tax restructuring-related items and an after-tax charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Note 1 of Notes to the Consolidated Financial Statements. Net income was $13.519 billion or $2.62 per diluted share, up 20% and 21%, respectively, from $11.243 billion or $2.17 in 1999. Citigroup's 1999 core income was up $3.860 billion or 52% from 1998. Net income in 1999 was up $4.293 billion or 62% from 1998. Core income return on common equity was 23.5% in 2000 compared to 21.7% for 1999 and 15.2% for 1998.

    Core income growth of $2.8 billion or 25% in 2000 was led by Global Corporate and Investment Bank which improved $1.374 billion or 28%. Global Consumer increased $947 million or 22%, Investment Activities were up
$705 million or 107%, Global Investment Management and Private Banking improved $88 million or 15%, while Associates core income declined $21 million.

    Core income growth of $3.860 billion or 52% in 1999, was led by increases in Global Corporate and Investment Bank of $2.650 billion or 113%, as well as Global Consumer of $1.169 billion or 37%, Associates of $259 million or 23%, and Global Investment Management and Private Banking of $88 million or 17%. Partially offsetting this was a $174 million or 21% decrease in Investment Activities.

REVENUES, NET OF INTEREST EXPENSE

    Adjusted revenues, net of interest expense of $77.7 billion in 2000 were up $9.3 billion or 14% from 1999. Revenues in 1999 were up $10.8 billion or 19% from 1998. Global Corporate and Investment Bank revenues of $32.1 billion in 2000 were up $4.6 billion or 17% from 1999, led by an increase of $3.4 billion or 20% in SSB & GRB, driven by double-digit revenue growth across most businesses. EM Corporate was up $731 million or 17%, while Commercial Lines was up $435 million or 7%. In 1999, Global Corporate and Investment Bank revenues of $27.5 billion were up $5.1 billion or 23% from 1998, principally reflecting an increase in SSB & GRB of $4.6 billion or 37% to $16.9 billion, driven by an increase in principal transactions revenues due to the absence of economic turmoil that existed in 1998 along with strong 1999 results. EM Corporate's 1999 revenues increased by 20% from 1998 to $4.3 billion, while Commercial Lines was down 3% to $6.3 billion.

    Global Consumer revenues reflected strong performance across most businesses in 2000 and were up $2.0 billion or 7% from 1999 to $30.4 billion. The Global Consumer revenue growth was led by an $829 million or 7% increase in Banking/Lending, a $781 million or 8% increase in Insurance, and a $477 million or 7% increase in International. Global Consumer revenues in 1999 increased
$3.3 billion or 13% from 1998 to $28.4 billion, led by Banking/Lending up
$1.5 billion or 13%, and growth in the International businesses, up
$971 million or 17%.

    Global Investment Management and Private Banking revenues of $3.3 billion grew $593 million or 22% in 2000, and revenues of $2.7 billion grew
$302 million or 13% in 1999, reflecting continued growth in assets under management and business volumes for both years and in 2000 the impact of acquisitions in Citigroup Asset Management.

    Associates revenues in 2000 were up $1.4 billion or 16% to $10.3 billion, and in 1999 were up $2.5 billion or 38% from 1998. Investment Activities revenues in 2000 increased $1.2 billion or 106%, primarily reflecting increases in venture capital results and gains on the exchange of certain Latin

American bonds, partially offset by repositioning losses in the insurance-related investments. Investment Activities revenues in 1999 decreased $233 million or 18%, primarily reflecting declines in realized gains, partially offset by venture capital results and realized investment gains on certain corporate-related investments.

SELECTED REVENUE ITEMS

    Net interest revenue as calculated from the Consolidated Statement of Income was $28.3 billion in 2000, up $2.0 billion or 8% from 1999, which was up
$2.5 billion or 10% from 1998, reflecting business volume growth in most markets and acquisitions in Global Corporate & Investment Bank, Global Consumer and Associates. Net interest revenue, adjusted for the effect of securitization activity, of $34.6 billion was up $2.5 billion or 8% in 2000 and $2.2 billion or 7% in 1999. Total commissions, asset management and administration fees, and other fee revenues of $21.7 billion were up $4.3 billion or 25% in 2000 and $2.7 billion or 18% in 1999, primarily as a result of volume-related growth, investment banking fees, assets under fee-based management, and the impact of acquisitions. Insurance premiums of $12.4 billion in 2000 were up $925 million or 8%, and were up $1.2 billion or 11% in 1999, reflecting strong growth in Travelers Life & Annuity in both 2000 and 1999, and Commercial Lines in 2000.

    Principal transactions revenues increased to $6.0 billion in 2000, up from $5.2 billion in 1999 and $1.8 billion in 1998, reflecting strong results in SSB & GRB. Realized gains from sales of investments of $806 million in 2000 were up from $541 million in 1999, but were down from $841 million in 1998. The increase in 2000 resulted from gains on the exchange of certain Latin American bonds, partially offset by losses in insurance-related investments. Other income of $6.0 billion increased $1.2 billion from 1999, which was up $1.1 billion from 1998. The 2000 improvement primarily reflected higher venture capital results offset by lower securitization activities.

OPERATING EXPENSES

    Adjusted operating expenses, which exclude restructuring and merger-related costs, grew $4.0 billion or 12% to $37.8 billion in 2000, and increased
$3.2 billion or 10% from 1998 to 1999.

    Global Corporate and Investment Bank expenses were up 16% in 2000, primarily attributable to production-related compensation and acquisitions at SSB & GRB, partially offset by lower year 2000 and European Economic Monetary Union (EMU) expenses. EM Corporate expenses rose $208 million or 10% in 2000, as a result of the acquisition of Bank Handlowy, investment spending in selected countries and other volume related increases. Expenses increased in Global Consumer by 5% in 2000 and 7% in 1999, reflecting higher business volumes, including acquisitions, and increases in e-Consumer. Associates expenses increased $493 million or 13% in 2000, and were up $1.1 billion or 38% from 1998 to 1999, reflecting business growth and acquisitions. Global Investment Management and Private Banking expenses increased 25% in 2000 and 10% in 1999, driven by acquisitions in 2000 and investments in sales and marketing activities, technology, and product development in both years.

RESTRUCTURING-RELATED ITEMS AND MERGER-RELATED COSTS

    Restructuring-related items and merger-related costs of $759 million
($550 million after-tax) in 2000 primarily consisted of exit costs related to the acquisition of Associates. Restructuring charges included the reconfiguration of branch operations, exiting certain activities, and the consolidation and integration of certain middle and back office functions, and are expected to be implemented over the next year. Also included in the costs were $177 million of merger-related costs, which included legal, advisory and SEC filing fees, as well as other costs of administratively closing the acquisition.

    The 1998 restructuring-related and merger-related costs of $795 million ($535 million after-tax) represented $1.122 billion of exit costs associated with the Citigroup Merger and $65 million of costs associated with administratively closing the Merger, partially offset by a $392 million reduction in the 1997 restructuring charge due to changes in estimates.

BENEFITS, CLAIMS, AND CREDIT LOSSES

    Benefits, claims, and credit losses were $17.9 billion in 2000, up
$1.3 billion or 8% from 1999, which was up $1.4 billion or 9% from 1998. Policyholder benefits and claims expense increased 11% to $10.1 billion in 2000 and 7% to $9.1 billion in 1999, primarily as a result of higher loss levels in Commercial and Personal Lines and increased volume in Travelers Life & Annuity. The adjusted provision for credit losses increased 4% to $7.8 billion in 2000 and 13% to $7.5 billion in 1999. Associates adjusted provision for credit losses increased $1.007 billion or 36% to $3.8 billion in 2000, which included a $210 million transportation loss provision relating to the truck loan and leasing portfolio.

    Global Consumer adjusted benefits, claims, and credit losses of $10.0 billion were up 1% in 2000 and 8% in 1999. Managed net credit losses in 2000 were $6.8 billion and the related loss ratio was 2.48% compared with $6.7 billion and 2.80% in 1999 and $5.9 billion and 2.90% in 1998. The managed consumer loan delinquency ratio (90 days or more past due) was 1.78%, a decrease from 2.07% and 2.13% at the end of 1999 and 1998.

    Global Corporate and Investment Bank benefits, claims, and credit losses increased to $4.1 billion from $3.9 billion in 1999, which was down from $4.2 billion in 1998. The 2000 increases in Commercial Lines of $236 million, and $155 million in SSB & GRB were partially offset by a decrease of $162 million in EM Corporate, primarily in Asia. The 1999 decrease reflected improvements in Russia and Asia, and a lower provision for credit losses resulting from an improved credit outlook in EM Corporate, partially offset by Latin America.

    Commercial cash-basis loans and other real estate owned (OREO) of $2.4 billion at December 31, 2000 were up from $2.2 billion a year earlier, primarily reflecting the impact of acquisitions, along with increases in North America, Associates, and Latin America, partially offset by improvements in Asia and the North America real estate portfolio.

CAPITAL

    Total capital (Tier 1 and Tier 2) was $73.0 billion or 11.23% of net risk-adjusted assets, and Tier 1 capital was $54.5 billion or 8.38% at December 31, 2000. See page 69 for the components of Tier 1 and Tier 2 capital.

                                GLOBAL CONSUMER

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................  $28,519    $26,140    $22,907
Effect of credit card securitization activity...............    1,904      2,269      2,187
                                                              -------    -------    -------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE..................   30,423     28,409     25,094
                                                              -------    -------    -------
Adjusted operating expenses(2)..............................   12,151     11,591     10,812
                                                              -------    -------    -------
Provisions for benefits, claims, and credit losses..........    8,070      7,606      6,959
Effect of credit card securitization activity...............    1,904      2,269      2,187
                                                              -------    -------    -------
Adjusted provisions for benefits, claims, and credit
  losses....................................................    9,974      9,875      9,146
                                                              -------    -------    -------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............    8,298      6,943      5,136
Income taxes................................................    2,966      2,523      1,889
Minority interest, after-tax................................       38         73         69
                                                              -------    -------    -------
CORE INCOME.................................................    5,294      4,347      3,178
Restructuring-related items, after-tax......................      (13)       (56)      (401)
                                                              -------    -------    -------
NET INCOME..................................................  $ 5,281    $ 4,291    $ 2,777
                                                              =======    =======    =======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Global Consumer--which provides banking, lending, investment and personal insurance products and services, including credit and charge cards, to customers around the world--reported core income of $5.294 billion in 2000, up
$947 million or 22% from 1999, and in 1999 core income grew $1.169 billion or 37% from 1998. Banking/Lending core income increased $507 million or 23% in 2000 and increased $846 million or 63% in 1999 reflecting strong performance across all businesses. In the insurance segment, core income grew $226 million or 17% in 2000 and $142 million or 12% in 1999 driven by strong performance in Travelers Life and Annuity where income grew $154 million or 25% in 2000 and $130 million or 26% in 1999. In the International segment, the developed markets of Western Europe and Japan reported core income of $484 million in 2000 up
$122 million from 1999 and in 1999 income was up $85 million from 1998 despite the foreign currency translation effects of a weakening Euro. Core income in the emerging markets increased $206 million or 33% in 2000 and was up $140 million or 29% in 1999 reflecting strong performance in Asia and in Central and Eastern Europe, Middle East and Africa. In Latin America, core income in 2000 declined $14 million from 1999 reflecting reduced revenue related to Confia, a Mexican bank acquired in August 1998.

    Net income of $5.281 billion in 2000, $4.291 billion in 1999, and $2.777 billion in 1998 included restructuring-related charges of $13 million ($19 million pretax), $56 million ($87 million pretax), and $401 million ($633 million pretax), respectively.

    In 2000, Global Consumer recorded restructuring-related items totaling
$19 million, including charges of $46 million for the reconfiguration of certain branch operations outside the U.S. and for the downsizing and consolidation of certain back office functions in the U.S., and accelerated depreciation charges on the planned disposition of certain premises and equipment assets, in excess of the normal scheduled depreciation on those assets of $30 million, offset by a reduction in restructuring reserves due to changes in estimates attributable to facts and circumstances arising subsequent to the original restructuring charges of $57 million. In 1999, Global Consumer recorded restructuring-related items totaling $87 million, including charges of $104 million, of which $82 million related to new initiatives primarily for the reconfiguration of certain consumer branch operations outside the U.S., downsizing of certain marketing operations, and costs associated with exiting a non-strategic business. The 1999 items also include accelerated depreciation charges of $114 million, offset by a reduction of restructuring reserves of $131 million. In 1998, Global Consumer recorded a net restructuring charge totaling
$633 million for regional consolidation of call centers and other back office functions worldwide, reduction of management layers, sales force restructuring, integration of overlapping marketing and product management groups, and exiting several non-strategic operations. See Note 15 of Notes to Consolidated Financial Statements for a discussion of restructuring-related items.

    In 2000, Citigroup adopted the Federal Financial Institutions Examination Council's (FFIEC) revised Uniform Retail Classification and Account Management Policy, which provided guidance on the reporting of delinquent consumer loans and the timing of associated charge-offs for Citigroup's depository institution subsidiaries. The adoption of the policy resulted in additional net credit losses of approximately $90 million which were charged against the allowance for credit losses.

BANKING/LENDING

CITIBANKING NORTH AMERICA

In Millions of Dollars                                         2000      1999(1)    1998(1)
                                                             --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $2,277     $2,104     $1,970
Adjusted operating expenses(2)..............................    1,310      1,354      1,665
Provision for credit losses.................................       29         64        100
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      938        686        205
Income taxes................................................      372        288         91
                                                               ------     ------     ------
CORE INCOME.................................................      566        398        114
Restructuring-related items, after-tax......................        9          1        (89)
                                                               ------     ------     ------
NET INCOME..................................................   $  575     $  399     $   25
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $    9     $    9     $   10
Return on assets............................................     6.39%      4.43%      0.25%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     6.29%      4.42%      1.14%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Citibanking North America--which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems--reported core income of $566 million in 2000, up $168 million or 42% from 1999 and in 1999 grew $284 million or 249% from 1998 due to revenue growth, and continued expense reduction initiatives and credit cost improvements. Net income of $575 million in 2000, $399 million in 1999, and $25 million in 1998 included restructuring-related credits of $9 million ($15 million pretax), and $1 million ($4 million pretax) in 2000 and 1999, respectively, and restructuring-related charges of $89 million ($139 million pretax) in 1998.

    As shown in the following table, Citibanking grew accounts and customer deposits in both 2000 and 1999.

In Billions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Accounts (IN MILLIONS)......................................     6.7        6.3        5.8
Average customer deposits...................................   $44.7      $42.1      $39.7
Average loans...............................................   $ 7.0      $ 7.4      $ 7.7

    Revenues, net of interest expense, of $2.277 billion increased $173 million or 8% from 1999 which increased $134 million or 7% from 1998, reflecting growth in customer deposits and spreads, and increased investment product fees, partially offset by lower loan revenues. Investment product fees and commissions increased 24% and 54% in 2000 and 1999, respectively.

    Adjusted operating expenses of $1.310 billion in 2000 declined $44 million or 3% from 1999, and were down $311 million or 19% in 1999. The significant reduction in expenses in 1999 reflects the impact of expense management initiatives that reduced staff and other fixed expenses, as well as lower marketing program spending.

    The provision for credit losses declined to $29 million in 2000 from $64 million in 1999 and $100 million in 1998. The net credit loss ratio of 0.91% in 2000 declined from 1.22% in 1999 and 1.39% in 1998. Loans delinquent 90 days or more of $35 million or 0.48% at December 31, 2000 declined from $55 million or 0.78% at December 31, 1999 and $93 million or 1.25% at December 31, 1998. The declines in the provision for credit losses and delinquencies reflect continued improvement in the portfolio and a decline in loan volumes.

MORTGAGE BANKING

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $ 829      $ 747      $ 620
Adjusted operating expenses(2)..............................     365        329        254
(Benefit) Provision for credit losses.......................     (11)        17         20
                                                               -----      -----      -----
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............     475        401        346
Income taxes................................................     181        157        135
Minority interest, after-tax................................      22         19          5
                                                               -----      -----      -----
CORE INCOME.................................................     272        225        206
Restructuring-related items, after-tax......................      --         --         (6)
                                                               -----      -----      -----
NET INCOME..................................................   $ 272      $ 225      $ 200
                                                               =====      =====      =====
Average assets (IN BILLIONS OF DOLLARS).....................   $  38      $  29      $  25
Return on assets............................................    0.72%      0.78%      0.80%
                                                               =====      =====      =====
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................    0.72%      0.78%      0.82%
                                                               =====      =====      =====

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Mortgage Banking--which originates and services mortgages and student loans for customers across the United States--reported core income of $272 million in 2000, up $47 million or 21% from 1999 and in 1999 income was up $19 million or 9% from 1998, reflecting growth in both the mortgage and student loan businesses and credit improvement in the mortgage portfolio. Core income in 2000 and 1999 also reflects the April 1999 acquisition of the principal operating assets and certain liabilities of Source One Mortgage Services Corporation (Source One). Net income of $200 million in 1998 included a restructuring-related charge of $6 million ($9 million pretax).

    As shown in the following table, accounts grew 29% in 2000 and 21% in 1999, reflecting loan growth in both mortgages and student loans and an increase in serviced mortgage accounts. In 2000, growth in mortgage loans reflects higher originations with a larger proportion at variable interest rates which are typically held on-balance sheet rather than securitized. Growth in mortgage originations and loans in both periods, and account growth in 1999 also reflects Source One.

In Billions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Accounts (IN MILLIONS)(1)...................................     4.4        3.4        2.8
Average loans(1)............................................   $35.4      $27.5      $23.9
Mortgage originations.......................................   $19.1      $18.2      $16.4

------------------------

(1) Includes student loans.

    Revenues, net of interest expense, of $829 million in 2000 grew $82 million or 11% from 1999, reflecting loan growth and higher servicing income, partially offset by reduced spreads and lower securitization activity. Revenues in 1999 increased $127 million or 20% from 1998, principally reflecting the acquisition of Source One and growth in the student loan portfolio. Adjusted operating expenses increased $36 million or 11% in 2000 and grew $75 million or 30% in 1999, reflecting additional business volumes, including the Source One acquisition in April 1999.

    The (benefit) provision for credit losses of ($11) million in 2000 declined from $17 million in 1999 and $20 million in 1998. The adoption of revised FFIEC write-off policies in 2000 added $17 million to net credit losses, which were charged against the allowance for credit losses, and 5 basis points to the 2000 net credit loss ratio. The 2000 net credit loss ratio was 0.13% (0.08% excluding the effect of FFIEC policy revisions) compared with 0.16% in 1999 and 0.31% in 1998 and the ratio of loans delinquent 90 days or more was 1.99% at December 31, 2000 compared with 2.31% at December 31, 1999 and 2.44% at
December 31, 1998. The declines in the 2000 provision, the net credit loss ratio (excluding FFIEC), and the delinquency ratio principally reflect improvement in the mortgage portfolio. The 1999 improvement in mortgage delinquencies was partially offset by higher student loan delinquencies as a result of a statutory increase in the length of time Citigroup must hold delinquent government-guaranteed student loans prior to submitting a claim under the government guarantee.

NORTH AMERICA CARDS

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $6,293     $5,686     $4,899
Effect of credit card securitization activity...............    1,904      2,269      2,187
                                                               ------     ------     ------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE..................    8,197      7,955      7,086
                                                               ------     ------     ------
Adjusted operating expenses(2)..............................    2,925      2,847      2,552
Adjusted provision for credit losses(3).....................    3,075      3,234      3,240
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................    2,197      1,874      1,294
Income taxes................................................      816        692        488
                                                               ------     ------     ------
CORE INCOME.................................................    1,381      1,182        806
Restructuring-related items, after-tax......................        6         12        (39)
                                                               ------     ------     ------
NET INCOME..................................................   $1,387     $1,194     $  767
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS)(4)..................   $   37     $   28     $   27
Return on assets............................................     3.75%      4.26%      2.84%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets(5).........................................     3.73%      4.22%      2.99%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

(3) Adjusted for the effect of credit card securitization.

(4) Adjusted for the effect of credit card securitization, managed average assets were $84 billion, $75 billion, and $63 billion in 2000, 1999, and 1998, respectively.

(5) Adjusted for the effect of credit card securitization, the return on managed assets, excluding restructuring-related items was 1.64% in 2000, 1.58% in 1999, and 1.28% in 1998.

    Cards--North America bankcards and Diners Club reported core income of $1.381 billion in 2000, up $199 million or 17% from 1999 and in 1999 was up $376 million or 47% from 1998, reflecting improvements in the bankcards business. Net income of $1.387 billion in 2000, $1.194 billion in 1999, and $767 million in 1998 included restructuring-related credits of $6 million ($8 million pretax) and $12 million ($18 million pretax) in 2000 and 1999, respectively, and restructuring-related charges of $39 million ($58 million pretax) in 1998.

    Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, North America bankcards risk adjusted margin of 6.13% decreased 27 basis points from 1999 as lower spreads on the portfolio were partially offset by credit improvements and an increase in non-interest revenue, primarily interchange fees.

In Billions of Dollars                                        2000       1999       1998
                                                            --------   --------   --------
Risk adjusted revenues(1).................................    $4.8       $4.5       $3.6
Risk adjusted margin %(2).................................    6.13%      6.40%      6.11%

------------------------

(1) Adjusted revenues less managed net credit losses.

(2) Risk adjusted revenues as a percentage of average managed loans.

    Adjusted revenues, net of interest expense, of $8.197 billion in 2000 increased $242 million or 3% from 1999, reflecting receivable growth, including portfolio acquisitions, higher interchange fee revenues due to sales volume growth and increased fees from other cardmember services, offset by lower spreads. Spread compression in the portfolio reflects changes in portfolio mix, including an increased percentage of the portfolio priced at low introductory rates, and higher funding costs due to increased interest rates. Adjusted revenues of $7.955 billion in 1999 increased $869 million or 12% from 1998 reflecting receivable and sales volume growth, including the effect of acquisitions, and risk-based pricing actions, partially offset by lower spreads.

    As shown in the following table, on a managed basis, the North America bankcard portfolio experienced growth in accounts, sales, cards in force, and receivables in 2000, including the effect of portfolio acquisitions. Accounts increased only slightly in 1999 and cards in force declined reflecting management initiatives that resulted in the closing of inactive and/or high-risk accounts.

In Billions of Dollars                                  2000       1999       1998
                                                      --------   --------   --------
Accounts (IN MILLIONS)..............................     44.0       41.1       41.0
Cards in force (IN MILLIONS)........................       68         65         66
Total sales.........................................   $188.0     $163.3     $141.3
End-of-period managed receivables...................   $ 87.7     $ 74.7     $ 70.0

    Adjusted operating expenses of $2.925 billion in 2000 increased $78 million or 3% from 1999, and in 1999 grew $295 million or 12% from 1998, reflecting acquisitions and increased target-marketing efforts in North America bankcards.

    The adjusted provision for credit losses in 2000 was $3.075 billion compared with $3.234 billion in 1999 and $3.240 billion in 1998. North America bankcards managed net credit losses in 2000 were $3.022 billion and the related loss ratio was 3.85%, compared with $3.158 billion and 4.54% in 1999 and $3.142 billion and 5.32% in 1998. North America bankcards managed loans delinquent 90 days or more were $1.140 billion or 1.31% of loans at December 31, 2000 compared with $1.066 billion or 1.44% at December 31, 1999 and $1.001 billion or 1.45% at December 31, 1998. The improvement in the 2000 net credit loss ratio reflects industry-wide bankruptcy trends and credit risk management initiatives.

CITIFINANCIAL

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,947     $1,615     $1,274
Adjusted operating expenses (2).............................      757        617        505
Provisions for benefits, claims, and credit losses..........      431        385        419
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      759        613        350
Income taxes................................................      278        225        129
                                                               ------     ------     ------
CORE INCOME.................................................      481        388        221
Restructuring-related items, after-tax......................       --         (2)        (1)
                                                               ------     ------     ------
NET INCOME..................................................   $  481     $  386     $  220
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   20     $   16     $   12
Return on assets............................................     2.41%      2.41%      1.83%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     2.41%      2.43%      1.84%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    CitiFinancial--which provides community-based lending services through its branch network and through cross-selling initiatives with other Citigroup businesses--reported core income of $481 million in 2000 up $93 million or 24% from 1999 and in 1999 core income was up $167 million or 76% from 1998, reflecting continued strong receivable growth, including the effects of acquisitions, and improved credit performance. Net income of $386 million in 1999 and $220 million in 1998 included restructuring-related items of $2 million ($3 million pretax) and $1 million ($2 million pretax), respectively.

    As shown in the following table, receivables grew 30% in both 2000 and 1999 resulting from higher volumes from CitiFinancial branches, and the cross-selling of products through other Citigroup distribution channels. Growth in 1999 also reflects acquisitions. At December 31, 2000, the portfolio consisted of 63% real estate-secured loans, 30% personal loans, and 7% sales finance and other, compared with 58%, 34% and 8% in 1999 and 56%, 36%, and 8% in 1998, respectively. The average net interest margin on receivables of 8.13% in 2000 declined from 8.85% in 1999 and 8.90% in 1998, reflecting lower yields due to changes in portfolio mix toward more real estate secured loans and higher funding costs due to increased interest rates.

                                                           2000       1999       1998
                                                         --------   --------   --------
End-of-period managed receivables (IN BILLIONS)........   $20.1      $15.5      $11.9
Average interest margin %..............................    8.13%      8.85%      8.90%

    Revenues, net of interest expense, of $1.947 billion in 2000 were up
$332 million or 21% from 1999 and in 1999 were up $341 million or 27% from 1998, reflecting continued strong receivable growth offset by lower spreads. Adjusted operating expenses of $757 million in 2000 increased $140 million or 23% from 1999 and in 1999 increased $112 million or 22% from 1998, reflecting higher business volumes, including acquisitions.

    The provision for benefits, claims, and credit losses was $431 million in 2000 up from $385 million in 1999 and $419 million in 1998, primarily reflecting receivable growth. The net credit loss ratio of 1.96% in 2000 was down from 2.18% in 1999 and 2.75% in 1998. The 2000 net credit loss ratio included a benefit of approximately 18 basis points related to changes in the write-off policy for certain bankrupt accounts. Loans delinquent 90 days or more were $277 million or 1.38% of loans in 2000 compared to $203 million or 1.31% in 1999 and $171 million or 1.44% in 1998. The increase in delinquencies from a year-ago reflects the impact of previous acquisitions.

INSURANCE

TRAVELERS LIFE AND ANNUITY

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $3,891     $3,394     $3,012
Provision for benefits and claims...........................    2,325      1,997      1,863
Adjusted operating expenses(2)..............................      409        451        396
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................    1,157        946        753
Income taxes................................................      380        323        260
                                                               ------     ------     ------
CORE INCOME(3)..............................................      777        623        493
Restructuring-related items, after-tax......................       --         --         (8)
                                                               ------     ------     ------
NET INCOME(3)...............................................   $  777     $  623     $  485
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

(3) Excludes investment gains/losses included in Investment Activities segment.

    Travelers Life and Annuity offers individual annuity, group annuity, individual life insurance products and corporate owned life insurance (COLI) marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet) (via The Copeland Companies (Copeland)), a joint venture, Salomon Smith Barney Financial Consultants, Primerica Financial Services (Primerica), Citibank, and a nationwide network of independent agents. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

    Core income was $777 million in 2000 compared to $623 million in 1999 and $493 million in 1998. The 25% improvement in 2000 reflects increased business volume, a strong capital base and particularly strong investment income versus the prior-year period. During 2000, this business continued strong individual annuity sales and achieved double-digit business volume growth in group annuity account balances and individual life net written premiums, reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives. The 26% improvement in 1999 was largely driven by increases in business volumes and strong investment income. During 1999, this business achieved double-digit growth in individual and group annuity account balances and direct periodic life insurance premiums. The continued growth in 2000 and 1999 reflects both greater popularity of these products with an aging American population and strong momentum from cross-selling initiatives. Adjusted operating expenses decreased in 2000 compared to the prior-year period due to the contribution of Copeland to the CitiStreet joint venture and the absence of certain one-time technology expenses in 1999. The increase in revenues was also mitigated by the contribution of Copeland.

    The cross-selling initiatives of Travelers Life and Annuity products through Primerica, Citibank, Salomon Smith Barney Financial Consultants, CitiStreet via Copeland, and a nationwide network of independent agents and strong group sales through various intermediaries reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

    On July 31, 2000, TIC sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. Proceeds from the sale were $410 million, resulting in a deferred gain of approximately $150 million after-tax.

    The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums for the three years ended December 31:

In Millions of dollars                                          2000       1999       1998
                                                              --------   --------   --------

INDIVIDUAL ANNUITIES
  Fixed.....................................................  $ 1,266    $ 1,008     $  908
  Variable..................................................    5,025      4,265      2,892
  Individual payout.........................................       80         78         70
GICS AND OTHER GROUP ANNUITIES..............................    5,528      5,619      4,049
INDIVIDUAL LIFE INSURANCE
Direct periodic premiums and deposits.......................      511        409        322
Single premium deposits.....................................       99         84         85
Reinsurance.................................................      (84)       (71)       (66)
                                                              -------    -------     ------
                                                              $12,425    $11,392     $8,260
                                                              =======    =======     ======

    The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

    Increased variable annuities sales drove account balances to $29.4 billion at December 31, 2000, from $27.9 billion at year-end 1999 (up 5%) and
$21.5 billion at year-end 1998. Net written premiums and deposits increased in 2000 to $6.371 billion from $5.351 billion in 1999 (up 19%) and $3.870 billion in 1998. Sales reflect significant increased production at Salomon Smith Barney during 2000 and increased sales from all Travelers Life and Annuity core distribution channels during both 2000 and 1999.

    Group annuity account balances and benefit reserves reached $17.5 billion at December 31, 2000, up from $15.1 billion at year-end 1999 (up 16%), and
$13.2 billion at year-end 1998. The group annuity businesses experienced continued strong sales momentum in variable rate guaranteed investment contracts, employer sponsored group plans and cross-selling structured settlement annuities through Travelers Property Casualty Corp. (TPC). Net written premiums and deposits (excluding the Company's employee pension plan deposits) in 2000 were $5.528 billion, compared to $5.619 billion in 1999 (which reflected particularly strong structured finance transactions) and $4.049 billion in 1998.

    Direct periodic premiums and deposits for individual life insurance were $511 million in 2000 compared to $409 million in 1999 (up 25%) and $322 million in 1998. Life insurance in force was $66.9 billion at December 31, 2000, up from $60.6 billion at year-end 1999 and $55.4 billion at year-end 1998.

PRIMERICA FINANCIAL SERVICES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,915     $1,775     $1,654
Provision for benefits and claims...........................      496        487        484
Adjusted operating expenses(1)..............................      659        586        546
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      760        702        624
Income taxes................................................      268        250        224
                                                               ------     ------     ------
CORE INCOME(2)..............................................      492        452        400
Restructuring-related items, after-tax......................        1         --         (2)
                                                               ------     ------     ------
NET INCOME..................................................   $  493     $  452     $  398
                                                               ======     ======     ======

------------------------

(1) Excludes restructuring-related items.

(2) Excludes investment gains/losses included in Investment Activities segment.

    Primerica Financial Services--which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans and Travelers Insurance Company annuity products--reported core income of $492 million in 2000 compared to $452 million in 1999 and $400 million in 1998. The 9% improvement in 2000 reflects strong mutual fund sales and net investment income and was partially offset by increased infrastructure investment including international expansion. The 13% increase in 1999 results reflects continued success at cross selling a range of products (particularly mutual funds, variable annuities and debt consolidation loans), growth in life insurance in force, improved investment income, and disciplined expense management.

    Increases in production and cross-selling initiatives were achieved during 2000. Earned premiums net of reinsurance were $1.106 billion, $1.071 billion, and $1.057 billion in 2000, 1999, and 1998, respectively. Total face amount of issued term life insurance was $67.4 billion in 2000 compared to

$56.2 billion in 1999 and $57.4 billion in 1998. The number of policies issued was 234,700 in 2000, compared to 209,900 in 1999 and 223,600 in 1998. The average face value per policy issued was $245,000 in 2000 compared to $229,000 in 1999 and $223,000 in 1998. Life insurance in force at year-end 2000 reached $412.7 billion, up from $394.9 billion at year-end 1999 and $383.7 billion at year-end 1998, and continued to reflect good policy persistency.

    In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA)--the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs--to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through its sales force. During 2000, 438,000 FNAs were submitted. In addition, Primerica has traditionally offered mutual funds to clients as a means to invest the relative savings realized through the purchase of term life insurance as compared to traditional whole life insurance. Sales of mutual funds were $4.220 billion in 2000 compared to $3.124 billion in 1999 and $2.942 billion in 1998. During 2000, proprietary mutual funds accounted for 50% of Primerica's U.S. sales and 43% of Primerica's total sales. Variable annuity sales continued to show momentum, reaching net written premiums and deposits of $1.057 billion in 2000, up from $990 million in 1999 and $652 million in 1998. As a result of the increased emphasis placed on cross-selling initiatives, current year sales predominately reflect sales of Travelers Life and Annuity variable annuity products. Cash advanced on $.M.A.R.T-Registered Trademark- loan and $.A.F.E.-Registered Trademark- loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial was $2.09 billion in 2000, up 9% from $1.92 billion in 1999 and $1.46 billion in 1998.

PERSONAL LINES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $4,187     $4,043     $3,666
Claims and claim adjustment expenses........................    2,734      2,554      2,181
Total operating expenses....................................      987      1,013        930
                                                               ------     ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...................      466        476        555
Income taxes................................................      139        143        172
Minority interest, after-tax(1).............................       16         54         64
                                                               ------     ------     ------
NET INCOME(2)...............................................   $  311     $  279     $  319
                                                               ======     ======     ======

------------------------

(1) See Note 2 of Notes to Consolidated Financial Statements.

(2) Excludes investment gains/losses included in Investment Activities segment.

    Personal Lines--which writes all types of property and casualty insurance covering personal risks--reported net income of $311 million in 2000 compared to $279 million in 1999 and $319 million in 1998. Included in 1999 is a charge related to curtailing the sale of TRAVELERS SECURE-Registered Trademark- auto and homeowners products. The 2000 results reflect increased net investment income, lower catastrophe losses, and the incremental earnings from the minority interest buyback, offset in part by increased loss cost trends and lower favorable prior-year reserve development. The 1999 decrease primarily reflects higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE-Registered Trademark- program, the charge related to curtailing the sale of TRAVELERS SECURE-Registered Trademark- products, and lower favorable prior-year reserve development, partially offset by the increase in income due to the growth in earned premiums.

    The following table shows net written premiums by product line for the three years ended December 31:

In Millions of Dollars                                  2000       1999       1998
                                                      --------   --------   --------
Personal automobile.................................   $2,366     $2,369     $2,328
Homeowners and other................................    1,447      1,436      1,162
                                                       ------     ------     ------
TOTAL NET WRITTEN PREMIUMS..........................   $3,813     $3,805     $3,490
                                                       ======     ======     ======

    Personal Lines net written premiums for 2000 were $3.813 billion compared to $3.805 billion in 1999 and $3.490 billion in 1998. Net written premiums in 1999 included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners' premiums written by independent agents by $72 million. The increase in net written premiums in 2000 compared to 1999, excluding the reinsurance adjustment, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements and is offset in part by planned reductions in the TRAVELERS SECURE-Registered Trademark- auto and homeowners business, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management. The business retention ratio for 2000 was moderately lower than 1999, reflecting planned reductions in the TRAVELERS SECURE-Registered Trademark- business. The 1999 increase compared to 1998 primarily reflected growth in independent agents business and growth in affinity group marketing and joint marketing arrangements.

    Catastrophe losses, net of taxes and reinsurance, were $54 million in 2000 compared to $79 million in 1999 and $44 million in 1998. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. Catastrophe losses in 1998 were primarily due to Hurricanes Bonnie and Georges, severe first quarter winter storms and second and third quarter wind and hailstorms.

    The statutory combined ratio for Personal Lines was 99.7% in 2000 compared to 96.7% in 1999 and 93.9% in 1998. The U.S. generally accepted accounting principles (GAAP) combined ratio for Personal Lines was 99.3% in 2000 compared to 96.8% in 1999 and 93.2% in 1998. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

    The 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the 1999 statutory and GAAP combined ratios were 96.5% and 97.3%, respectively. The increase in the 2000 statutory and GAAP combined ratios compared to the statutory and GAAP combined ratios (excluding the premium adjustment) for 1999 was primarily due to increased loss cost trends and lower favorable prior-year reserve development, offset in part by the TRAVELERS SECURE-Registered Trademark- charge taken in the third quarter of 1999 and lower catastrophe losses. The increase in the 1999 statutory and GAAP combined ratios excluding this adjustment compared to the 1998 statutory and GAAP combined ratios was due to higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE-Registered Trademark- program, the TRAVELERS SECURE-Registered Trademark- charge, and lower favorable prior-year reserve development in the automobile bodily injury line.

INTERNATIONAL CONSUMER

WESTERN EUROPE

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,899     $1,991     $1,869
Adjusted operating expenses(2)..............................    1,125      1,271      1,265
Provisions for benefits, claims, and credit losses..........      234        280        262
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      540        440        342
Income taxes................................................      195        165        131
                                                               ------     ------     ------
CORE INCOME.................................................      345        275        211
Restructuring-related items, after-tax......................       --          2       (125)
                                                               ------     ------     ------
NET INCOME..................................................   $  345     $  277     $   86
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   18     $   19     $   19
Return on assets............................................     1.92%      1.46%      0.45%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     1.92%      1.45%      1.11%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Western Europe--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $345 million in 2000, up $70 million or 25% from 1999 and in 1999 income was up $64 million or 30% from 1998, reflecting growth across the region, particularly Germany. Net income of $277 million in 1999 and $86 million in 1998 included restructuring credits of $2 million ($4 million pretax) in 1999 and restructuring-related charges of $125 million ($239 million pretax) in 1998.

    The net effect of foreign currency translation reduced income growth by approximately $54 million in 2000 and reduced revenue and expense and growth rates by 14 and 12 percentage points from 1999. In 1999, the net effect of foreign currency translation on core income growth from 1998 was minimal, however, revenue and expenses growth rates were reduced by 3 and 4 percentage points, respectively.

    As shown in the following table, Western Europe reported 7% account growth in 2000 and 3% in 1999 primarily reflecting loan and deposit growth. However, loans and customer deposit volumes were reduced by the effect of foreign currency translation.

In Billions of Dollars                                     2000       1999       1998
                                                         --------   --------   --------
Accounts (IN MILLIONS).................................     9.5        8.9        8.6
Average customer deposits..............................   $12.4      $13.7      $14.3
Average loans..........................................   $14.6      $15.3      $14.9

    Revenues, net of interest expense, of $1.899 billion in 2000 decreased
$92 million or 5% from 1999 as higher investment product fees, loan growth and higher deposit spreads were more than offset by the effect of foreign currency translation. Revenues in 1999 increased $122 million or 7% from 1998, as growth across most products and countries was partially offset by foreign currency translation effects.

    Adjusted operating expenses of $1.125 billion declined $146 million or 11% from 1999 as costs associated with higher business volumes were more than offset by lower regional office and technology expenses and the effect of foreign currency translation. Expenses in 1999 were up slightly from 1998.

    The provision for benefits, claims and credit losses was $234 million in 2000, down from $280 million in 1999 and $262 million in 1998. The adoption of revised FFIEC write-off policies in 2000 added $10 million to net credit losses, which were charged against the allowance for credit losses, and 7 basis points to the net credit loss ratio. The net credit loss ratio was 1.62% (1.55% excluding the effects of FFIEC policy revisions) in 2000, compared with 1.64% in 1999 and 1.61% in 1998. Loans delinquent 90 days or more of $782 million or 5.09% of loans at December 31, 2000 decreased from $868 million or 5.75% at December 31, 1999 and $911 million or 5.69% at December 31, 1998.

JAPAN

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $ 652      $ 392      $ 293
Adjusted operating expenses(2)..............................     417        239        177
Provision for credit losses.................................      20         12          8
                                                               -----      -----      -----
INCOME BEFORE TAXES.........................................     215        141        108
Income taxes................................................      76         54         42
                                                               -----      -----      -----
NET INCOME..................................................     139         87         66
                                                               =====      =====      =====
Average assets (IN BILLIONS OF DOLLARS).....................   $   7      $   5      $   4
Return on assets............................................    1.99%      1.74%      1.65%
                                                               =====      =====      =====

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Japan--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the country--reported net income of $139 million in 2000, up $52 million or 60% from 1999 and net income in 1999 was up $21 million or 32% from 1998, reflecting expansion of the business, driven by growth in deposits, investment products, and mortgages. Net income growth in 2000 also reflects the Diners Club acquisition in the 2000 first quarter.

    Net foreign currency translation effects increased revenue growth by 2 and 11 percentage points, and expense growth by 4 and 17 percentage points in 2000 and 1999, respectively.

    As shown in the following table, Japan reported strong growth in accounts, customer deposits, and loans. In 2000, the Diners Club acquisition added approximately $0.5 billion in loans and 0.6 million accounts.

In Billions of Dollars                                      2000       1999       1998
                                                          --------   --------   --------
Accounts (IN MILLIONS)..................................     2.8        2.0        1.5
Average customer deposits...............................   $13.6      $11.4       $8.5
Average loans...........................................   $ 3.2      $ 1.6       $0.8

    Revenues, net of interest expense, of $652 million in 2000 grew
$260 million or 66% from 1999 and in 1999 was up $99 million or 34% from 1998, reflecting higher deposit volumes and spreads, and growth in investment product fees and mortgage loans. Adjusted operating expenses increased $178 million or 74% in 2000 and grew $62 million or 35% in 1999 reflecting costs associated with expansion efforts and additional business volumes. In 2000, both revenue and expense increases also reflect the Diners Club acquisition.

    The provision for benefits, claims, and credit losses in 2000 was $20 million, up from $12 million in 1999 and $8 million in 1998. The net credit loss ratio of 0.63% in 2000 declined from 0.76% in 1999 and 0.98% in 1998 and loans delinquent 90 days or more were $8 million or 0.22% of loans at

December 31, 2000, down from $11 million or 0.49% at December 31, 1999 and $12 million or 1.01% at December 31, 1998.

ASIA

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $2,109     $1,852     $1,557
Adjusted operating expenses(2)..............................      962        943        797
Provisions for benefits, claims, and credit losses..........      273        341        243
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      874        568        517
Income taxes................................................      311        212        200
                                                               ------     ------     ------
CORE INCOME.................................................      563        356        317
Restructuring-related items, after-tax......................       (4)       (13)       (64)
                                                               ------     ------     ------
NET INCOME..................................................   $  559     $  343     $  253
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   27     $   25     $   24
Return on assets............................................     2.07%      1.37%      1.05%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     2.09%      1.42%      1.32%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Asia (excluding Japan)--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $563 million in 2000, up $207 million or 58% from 1999, reflecting loan growth, particularly credit cards, higher investment product fees and deposit growth. Core income in 1999 grew $39 million or 12% from 1998, reflecting business growth and expansion as the region rebounded from weak 1998 results. Net income of $559 million in 2000, $343 million in 1999, and $253 million in 1998 included restructuring-related charges of $4 million
($5 million pretax), $13 million ($23 million pretax), and $64 million
($83 million pretax), respectively.

    In 2000, net foreign currency translation effects reduced revenue and expense growth by approximately 1 and 3 percentage points, respectively. In 1999, strengthening currencies across the region increased both revenue and expense growth by approximately 3 percentage points from 1998.

    As shown in the following table, Asia accounts grew 13% in 2000 and 20% in 1999, reflecting growth in the cards business across the region, and favorable economic conditions in most countries.

In Billions of Dollars                                     2000       1999       1998
                                                         --------   --------   --------
Accounts (IN MILLIONS).................................     8.1        7.2        6.0
Average customer deposits..............................   $33.8      $30.7      $27.7
Average loans..........................................   $22.2      $21.7      $19.4

    Revenues, net of interest expense, of $2.109 billion in 2000 increased $257 million or 14% from 1999 reflecting improvements in most countries driven by growth in cards, investment product fees, and deposits. Revenues in 1999 increased $295 million or 19% from 1998 reflecting business volume growth and higher spreads.

    Adjusted operating expenses of $962 million increased $19 million or 2% from 1999 reflecting increased variable compensation, including higher investment product sales commissions, and increased marketing costs, offset by lower expenses in certain countries resulting from previously implemented restructuring initiatives. Expenses in 1999 increased $146 million or 18% from 1998, reflecting higher marketing spending across the region, and costs associated with new branches and additional product offerings.

    The provision for benefits, claims, and credit losses in 2000 was $273 million compared with $341 million in 1999 and $243 million in 1998. The net credit loss ratio was 1.16% in 2000, compared with 1.32% in 1999 and 1.12% in 1998. Loans delinquent 90 days or more were $335 million or 1.51% of loans at December 31, 2000, compared with $442 million or 1.93% at December 31, 1999 and $486 million or 2.35% at December 31, 1998. The declines in the net credit loss ratio and delinquencies from 1999 reflect favorable economic conditions in most countries.

LATIN AMERICA

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,941     $1,970     $1,579
Adjusted operating expenses(2)..............................    1,307      1,194      1,066
Provisions for benefits, claims and credit losses...........      335        447        265
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      299        329        248
Income taxes................................................       91        107         99
                                                               ------     ------     ------
CORE INCOME.................................................      208        222        149
Restructuring-related items, after-tax......................      (31)       (27)       (67)
                                                               ------     ------     ------
NET INCOME..................................................   $  177     $  195     $   82
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   12     $   14     $   11
Return on assets............................................     1.48%      1.39%      0.75%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     1.73%      1.59%      1.35%
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Latin America--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $208 million in 2000, down $14 million or 6% from 1999, reflecting reduced earnings related to Confia and lower business volumes due to weak economic conditions, partially offset by lower credit costs and an increase in earnings from Credicard, a 33%-owned Brazilian Card affiliate. Core income of $222 million in 1999 increased from $149 million in 1998 primarily reflecting an increase in earnings from Credicard, and the effect of certain acquisitions, partially offset by higher credit costs. Net income of $177 million in 2000, $195 million in 1999, and $82 million in 1998 included restructuring-related charges of $31 million ($45 million pretax), $27 million ($42 million pretax), and $67 million ($88 million pretax), respectively.

    The net effect of foreign currency translation in 2000 was minimal. The Brazilian currency devaluation in 1999 significantly contributed to the foreign currency translation effects that reduced core income by approximately
$37 million in 1999 and reduced revenue and expense growth by approximately 10 and 7 percentage points, respectively, from 1998.

    In 2000, minimal growth in accounts and deposits reflected economic conditions in certain countries. The decline in average loans reflects the 2000 first quarter auto loan portfolio sale in Puerto

Rico and credit risk management initiatives. In 1999, growth in accounts, customer deposits and loans reflects acquisitions in the region with deposit growth also reflecting a "flight to quality" in the region.

In Billions of Dollars                                     2000       1999       1998
                                                         --------   --------   --------
Accounts (IN MILLIONS).................................     9.1        8.8        7.3
Average customer deposits..............................   $13.7      $13.5      $10.2
Average loans..........................................   $ 7.2      $ 8.0      $ 7.8

    Revenues, net of interest expense, of $1.941 billion in 2000 decreased
$29 million or 1% from 1999 as higher Credicard earnings were offset by reduced revenues from Confia and business volume declines in certain countries, including the effect of the auto loan portfolio sale in Puerto Rico. Revenues in 1999 increased $391 million or 25% from 1998, reflecting acquisitions in the region and increased Credicard earnings.

    Adjusted operating expenses of $1.307 billion increased $113 million or 9% from 1999 reflecting costs associated with new business initiatives, strategy changes in certain countries, and acquisitions in the region. Expenses in 1999 grew $128 million or 12% from 1998 reflecting acquisitions.

    The provisions for benefits, claims and credit losses was $335 million in 2000 compared to $447 million in 1999 and $265 million in 1998. The adoption of revised FFIEC write-off policies in 2000 added $41 million to net credit losses, which were charged against the allowance for credit losses, and 56 basis points to the net credit loss ratio. The net credit loss ratio was 4.62% (4.06% excluding the effect of FFIEC policy revisions) in 2000, compared to 5.30% in 1999 and 3.07% in 1998. Loans delinquent 90 days or more of $250 million or 3.66% of loans at December 31, 2000 decreased from $320 million or 4.10% at December 31, 1999 and $288 million or 3.60% at December 31, 1998. The decline in delinquent loans in 2000 from 1999 reflects additional write-offs related to the adoption of revised FFIEC policies.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

In Millions of Dollars                                    2000     1999(1)    1998(1)
                                                        --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE...............   $ 418      $ 337      $ 273
Adjusted operating expenses(2)........................     289        230        206
Provision for credit losses...........................      33         32         37
                                                         -----      -----      -----
CORE INCOME BEFORE TAXES..............................      96         75         30
Income taxes..........................................      37         29         12
                                                         -----      -----      -----
CORE INCOME...........................................      59         46         18
Restructuring-related items, after-tax................       4        (17)        --
                                                         -----      -----      -----
NET INCOME............................................   $  63      $  29      $  18
                                                         =====      =====      =====
Average assets (IN BILLIONS OF DOLLARS)...............   $   3      $   3      $   3
Return on assets......................................    2.10%      0.97%      0.60%
                                                         =====      =====      =====
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets......................................    1.97%      1.53%      0.60%
                                                         =====      =====      =====

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Central & Eastern Europe, Middle East & Africa (CEEMEA--including India and Pakistan)--which provides banking, lending and investment services, including credit and charge cards, to customers throughout the region--reported core income of $59 million in 2000, up $13 million or 28% from 1999, and in 1999 core income was up $28 million or 156% from 1998, reflecting growth across the region, particularly India. Net income of $63 million in 2000 and $29 million in 1999 included restructuring-related items of $4 million ($5 million pretax) and ($17) million (($27) million pretax), respectively. Core income in 1999 includes a $16 million ($25 million pretax) gain related to an investment in an affiliate.

    The net effect of foreign currency translation reduced revenue growth by approximately 5 and 4 percentage points and expense growth was reduced by approximately 6 and 5 percentage points in 2000 and 1999, respectively.

    As shown in the following table, CEEMEA reported 33% account growth in 2000 and 31% in 1999 primarily reflecting growth in credit cards and customer deposits as franchise growth efforts continue across the region.

In Billions of Dollars                                        2000       1999       1998
                                                            --------   --------   --------
Accounts (IN MILLIONS)....................................     2.8        2.1        1.6
Average customer deposits.................................    $3.9       $3.6       $3.4
Average loans.............................................    $1.9       $1.7       $1.4

    Revenues, net of interest expense, of $418 million in 2000 increased
$81 million or 24% from 1999 reflecting strong growth in cards and deposits, and higher spreads. Revenues in 1999 were up $64 million or 23% from 1998, including the $25 million gain in 1999 related to an investment in an affiliate.

    Adjusted operating expenses of $289 million increased $59 million or 26% from 1999 and in 1999 increased $24 million or 12% from 1998, reflecting higher business volumes and costs associated with franchise growth in the region.

    The provision for credit losses was $33 million in 2000 compared with $32 million in 1999 and $37 million in 1998. The adoption of revised FFIEC write-off policies in 2000 added $3 million to net credit losses, which were charged against the allowance for credit losses, and 15 basis points to the net credit loss ratio. The net credit loss ratio was 1.95% (1.80% excluding the effect of FFIEC policy revisions) in 2000, down from 1.96% in 1999 and 2.63% in 1998. Loans delinquent 90 days or more of $32 million or 1.37% of loans at December 31, 2000 decreased from $46 million or 2.25% at December 31, 1999 and $44 million or 2.97% at December 31, 1998.

e-CONSUMER

In Millions of Dollars                                   2000     1999(1)    1998(1)
                                                       --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE..............   $ 172      $ 108       $ 77
Adjusted operating expenses..........................     497        295        199
                                                        -----      -----       ----
LOSS BEFORE TAX BENEFITS.............................    (325)      (187)      (122)
Income tax benefits..................................    (123)       (76)       (47)
                                                        -----      -----       ----
NET LOSS.............................................   $(202)     $(111)      $(75)
                                                        =====      =====       ====

------------------------

(1) Reclassified to conform to the 2000 presentation.

    e-Consumer--the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions--reported net losses of $202 million in 2000, compared to $111 million in 1999 and $75 million in 1998.

    Revenues, net of interest expense, were $172 million in 2000, up from $108 million in 1999 and $77 million in 1998. Revenues in 2000 include gains related to the sale of certain Internet/e-commerce investments.

    Adjusted operating expenses of $497 million increased from $295 million and $199 million in 1999 and 1998, respectively, reflecting continued investment spending on Internet financial services. Expenses in 2000 include charges related to the termination of certain contracts and other initiatives.

OTHER CONSUMER

In Millions of Dollars                                    2000     1999(1)    1998(1)
                                                        --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE...............    $(11)      $126       $164
Adjusted operating expenses(2)........................     142        222        254
Provision for credit losses...........................      --         25         24
                                                          ----       ----       ----
LOSS BEFORE TAX BENEFITS..............................    (153)      (121)      (114)
Income tax benefits...................................     (55)       (46)       (47)
                                                          ----       ----       ----
LOSS..................................................     (98)       (75)       (67)
Restructuring-related items, after-tax................       2        (12)        --
                                                          ----       ----       ----
NET LOSS..............................................    $(96)      $(87)      $(67)
                                                          ====       ====       ====

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Other Consumer--which includes certain treasury operations and global marketing and other programs--reported losses before restructuring-related items of $98 million in 2000, compared with $75 million in 1999 and $67 million in 1998 reflecting lower treasury results, offset by lower marketing costs and reduced staff levels. Expenses in 2000 also reflect costs associated with the termination of certain global distribution initiatives. The 1999 and 1998 revenues, expenses and provision for credit losses include the results of the private label cards business that was discontinued in early 2000. The net loss of $96 million in 2000 and $87 million in 1999 included restructuring-related items of $2 million ($2 million pretax) and ($12) million (($19) million pretax), respectively.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                            TOTAL                                      AVERAGE
In Millions of Dollars,     LOANS      90 DAYS OR MORE PAST DUE(1)      LOANS       LOANS NET CREDIT LOSSES(1)
Except Loan Amounts        --------   ------------------------------   --------   ------------------------------
in Billions                  2000       2000       1999       1998       2000       2000       1999       1998
                           --------   --------   --------   --------   --------   --------   --------   --------
Citibanking North
  America................   $  7.3    $    35     $   55     $   93     $  7.0    $    64    $    90    $   106
Ratio....................                0.48%      0.78%      1.25%                 0.91%      1.22%      1.39%
Mortgage Banking.........     41.7        828        696        625       35.4         46         43         75
Ratio....................                1.99%      2.31%      2.44%                 0.13%      0.16%      0.31%
North America
  Bankcards..............     86.8      1,140      1,066      1,001       78.5      3,022      3,158      3,142
Ratio....................                1.31%      1.44%      1.45%                 3.85%      4.54%      5.32%
Other Cards..............      1.7          6         21         19        1.8         65         49         38
Ratio....................                0.35%      1.31%      1.27%                 3.76%      3.00%      2.44%
CitiFinancial............     20.1        277        203        171       17.4        340        295        291
Ratio....................                1.38%      1.31%      1.44%                 1.96%      2.18%      2.75%
Associates(2)............     68.1      1,622      1,461        961       61.8      2,389      2,018      1,484
Ratio....................                2.38%      2.62%      2.15%                 3.87%      3.88%      3.71%
Western Europe...........     15.4        782        868        911       14.6        237        249        240
Ratio....................                5.09%      5.75%      5.69%                 1.62%      1.64%      1.61%
Japan....................      3.6          8         11         12        3.2         20         12          8
Ratio....................                0.22%      0.49%      1.01%                 0.63%      0.76%      0.98%
Asia.....................     22.2        335        442        486       22.2        257        286        218
Ratio....................                1.51%      1.93%      2.35%                 1.16%      1.32%      1.12%
Latin America............      6.8        250        320        288        7.2        332        419        239
Ratio....................                3.66%      4.10%      3.60%                 4.62%      5.30%      3.07%
CEEMEA...................      2.3         32         46         44        1.9         38         32         37
Ratio....................                1.37%      2.25%      2.97%                 1.95%      1.96%      2.63%
The Citigroup Private
  Bank(3)................     26.4         61        120        193       24.2         23         19          5
Ratio....................                0.23%      0.54%      1.14%                 0.09%      0.10%      0.03%
Other....................      0.4         --          4         10        0.3         --         23         23
                            ------    -------     ------     ------     ------    -------    -------    -------
TOTAL MANAGED............    302.8      5,376      5,313      4,814      275.5      6,833      6,693      5,906
RATIO....................                1.78%      2.07%      2.13%                 2.48%      2.80%      2.90%
                            ------    -------     ------     ------     ------    -------    -------    -------
Securitized
  receivables............    (60.6)    (1,012)      (916)      (717)     (57.0)    (2,228)    (2,479)    (2,194)
Loans held for sale......    (13.3)      (110)       (32)       (38)      (8.7)      (182)      (121)      (134)
                            ------    -------     ------     ------     ------    -------    -------    -------
CONSUMER LOANS...........   $228.9    $ 4,254     $4,365     $4,059     $209.8    $ 4,423    $ 4,093    $ 3,578
RATIO....................                1.86%      2.24%      2.35%                 2.11%      2.24%      2.23%
                            ======    =======     ======     ======     ======    =======    =======    =======

------------------------

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2) Associates results are reported in the Associates segment.

(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                      END OF PERIOD                       AVERAGE
                                              ------------------------------   ------------------------------
In Billions of Dollars                          2000       1999       1998       2000       1999       1998
                                              --------   --------   --------   --------   --------   --------
TOTAL MANAGED...............................   $302.8     $257.2     $225.9     $275.5     $239.3     $203.6
Securitized receivables.....................    (60.6)     (58.0)     (47.8)     (57.0)     (51.0)     (38.2)
Loans held for sale.........................    (13.3)      (4.6)      (5.1)      (8.7)      (5.5)      (4.7)
                                               ------     ------     ------     ------     ------     ------
CONSUMER LOANS..............................   $228.9     $194.6     $173.0     $209.8     $182.8     $160.7
                                               ======     ======     ======     ======     ======     ======

    Total delinquencies 90 days or more past due in the managed portfolio were $5.376 billion with a related delinquency ratio of 1.78% at December 31, 2000, compared with $5.313 billion or 2.07% at December 31, 1999 and $4.814 billion or 2.13% at December 31, 1998. Total managed net credit losses in 2000 were $6.833 billion and the related loss ratio was 2.48%, compared with $6.693 billion and 2.80% in 1999 and $5.906 billion and 2.90% in 1998. For a discussion on trends by business, see business discussions on pages 13-30.

    Citigroup's allowance for credit losses of $8.961 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $4.973 billion as of December 31, 2000, down from $5.158 billion in 1999 and up from $4.879 billion as of December 31, 1998. The allowance as a percentage of loans on the balance sheet was 2.17% as of December 31, 2000, down from 2.65% at December 31, 1999 reflecting improved credit performance in the portfolio. The attribution of the allowance is made for analytical purposes only and may change from time to time.

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Allowance for credit losses(1)..............................   $4,973     $5,158     $4,879
As a percentage of total consumer loans.....................     2.17%      2.65%      2.82%

------------------------

(1) Includes $1.746 billion, $1.727 billion and $1.569 billion at December 31 2000, 1999, and 1998, respectively, related to Associates.

GLOBAL CONSUMER OUTLOOK

    The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

BANKING/LENDING

    CITIBANKING NORTH AMERICA. 2000 was a year of continued success. Citibanking invested in programs and staff to improve operations and customer service while continuing to reduce overall expenses. In addition, Citibanking implemented its needs based sales approach through Citipro, a complimentary financial needs analysis that assesses customers' needs and recommends appropriate financial products to meet those needs. In 2001, Citibanking expects business volumes to increase, including loans, which have declined in the past two years, however, lower interest rates may narrow spreads.

    On February 12, 2001, Citigroup agreed to acquire European American Bank
(EAB), a state-chartered bank with $11.5 billion in deposits, $15.4 billion in assets and 97 branches in the New York area. The transaction, which upon completion will be immediately accretive to Citigroup's earnings, is subject to customary bank regulatory approvals and is expected to close in mid-2001.

    MORTGAGE BANKING. In 2000, Mortgage Banking, increased core income by 21% over 1999. New loan production was 13% higher than 1999 as mortgage market share increased and was supported by the cross-sell success of Salomon Smith Barney financial consultants selling approximately $1 billion of mortgage products. Student Loans retained its top industry ranking for volume and continued to expand its Internet presence by sourcing 40% of new loan applications through its website versus 16% in 1999. In 2001, core income should improve over 2000 if increased refinancing activity occurs as a result of lower interest rates, by the development of Internet-based partnerships, and additional e-commerce volumes. Credit costs are not expected to improve further from 2000, due to volume growth and U.S. economic conditions.

    NORTH AMERICA CARDS. The Cards business achieved improved performance in 2000 despite a challenging interest rate environment and continuing competitive pressures. Despite lower spreads, return on managed assets increased as both net credit loss and expense ratios improved. In 2001, the business is expected to show continued growth as lower interest rates should help improve spreads; however, credit costs and delinquencies are expected to increase from 2000 levels as a result of the U.S. economic environment and continued business growth.

    CITIFINANCIAL. The addition of approximately 100 new branches, successful integration of prior years acquisitions, and the continuation of originating new volume through Citigroup affiliates contributed to the growth of the business in 2000. CitiFinancial will continue to pursue growth by expanding and developing new channels and diversifying its product offerings. As in the past, cross-selling opportunities among Citigroup affiliates will continue. The slowing U.S. economy may mitigate growth in 2001 and credit performance is expected to deteriorate as previous portfolio additions mature and the uncertain economic environment persists.

INSURANCE INDUSTRY

    A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook, including a firming of pricing in the commercial lines marketplace as evidenced by price increases, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends including medical inflation and increasing auto loss costs, rising reinsurance costs and litigation.

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

    However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial Services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

    PRIMERICA. During the last few years, primerica has instituted programs including sales and product training that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Additionally, increased effort has been made to provide all Primerica customers full access to all Primerica marketed lines. Insurance in force continues to grow. A continuation of these trends could positively influence future operations. Primerica continues to expand cross selling with other Company subsidiaries of products such as loans, mutual funds, and annuity products.

    PERSONAL LINES strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales primarily through independent agents and selective expansion of alternative marketing channels to broaden distribution to a wider customer base. Personal Lines is continuing to grow its nonstandard auto insurance to broaden its product capabilities. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in certain markets and implementing price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities.

    The personal auto insurance marketplace remains highly competitive as some personal auto carriers have been reluctant to increase prices despite increases in loss cost trends due to inflationary pressures. These trends are expected to continue into 2001. Personal Lines will continue to emphasize underwriting discipline in this competitive marketplace and continue to pursue its strategy of increases in auto rates to offset increases in loss cost trends. Market conditions for homeowners insurance have remained stable with the industry experiencing modest rate increases. Personal Lines expects homeowners rate increases to continue in 2001. Homeowners loss cost trends continue to increase at modest levels, reflecting inflationary pressures and the increased frequency of weather-related losses.

    The property and casualty insurance industry continues to be reshaped by consolidations. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates.

    In relation to the Company's objective of being a low-cost provider of property and casualty insurance, an emphasis on claim payout and performance and enhanced productivity efforts is expected to continue.

INTERNATIONAL CONSUMER

    WESTERN EUROPE. The outlook for the Western Europe region appears to be favorable. The economic convergence of Eurozone is progressing and increasing its breadth with the inclusion of Greece as of January 2001. In 2001, the business will continue to focus on the development of Internet banking and investment products, along with consumer finance and cards. As social reforms take hold, an increasing recognition on the part of consumers that they will need to fund their own retirements is fueling a substantial investment product opportunity. Citigroup's strengths in distribution and consistent global advertising and marketing efforts will provide a strong platform to expand beyond the current European presence.

    JAPAN. The acquisition of Diners Japan in 2000 expanded the country's loan portfolio and contributed to both revenue and income growth. Growth was reported across all product categories in 2000 and is planned to continue in 2001. In 2001, the business focus will be on expanding cards, revolving credit, and investment products. While competitive pressures are expected to continue and compress spreads, the business plans to grow through volume and fee revenue increases. Credit costs are expected to increase modestly due to volume growth.

    CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA. The business experienced strong momentum in 2000 with a 28% increase in core income, driven by an expanded presence in the region and the rapid emergence of a middle class with increasing financial services needs. In 2000, revenue and account growth was driven by leadership in cards across the region, the development of the consumer finance franchise in key markets, and increased focus on investment and insurance product sales. The priorities for 2001 will be the growth of market share in established markets, further integration of acquisitions in India, Poland and Hungary, continued development of the new franchises, and the launch of innovative products and services using the Internet and mobile channels. The business plans to grow in 2001, despite increased competitive pressures.

    ASIA. The region recorded strong financial performance in 2000, driven by volume growth, expense management initiatives and favorable credit performance, despite pricing compression and currency devaluation in a number of countries. Credit costs in 2000 were low compared to previous years, and are expected to increase modestly in 2001 to reflect business growth. The business focus in 2001 will be on continuing the 2000 momentum to expand the cards, revolving credit, and investment products portfolios.

    LATIN AMERICA. In 2000, the region continued to experience weak economic conditions in some of its countries. Tight controls in loan underwriting and collections resulted in improved credit performance, offsetting a portion of the revenue weakness. The termination and subsequent partial restoration of a subsidy from the Mexican government also impacted results. The business will continue to focus on products with reduced risk and population segments and continue to implement operating expense reduction programs. The partial restoration of the subsidy from the Mexican government coupled with expected improvement in the economic climate and stable credit costs should position the Latin American region for growth in 2001.

    e-CONSUMER. In 2000 the business launched several new product initiatives, including Citibank Online, C2it and MyCiti, and entered into a strategic alliance with America Online. Expenses in 2000 included one-time charges related to the termination of certain contracts and other initiatives. In 2001, the business will continue to develop and refine product offerings and focus on strategic alliances that will extend Citigroup's ability to deliver financial services via the Internet and improve cross selling opportunities with other Citigroup businesses. These efforts should position Citigroup to grow with the digital economy and improve product distribution and customer service capabilities.

                      GLOBAL CORPORATE AND INVESTMENT BANK

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................  $32,094    $27,505    $22,441
Adjusted operating expenses(2)..............................   18,205     15,733     14,575
Provisions for benefits, claims, and credit losses..........    4,086      3,857      4,163
                                                              -------    -------    -------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............    9,803      7,915      3,703
Income taxes................................................    3,365      2,752      1,214
Minority interest, after-tax................................       68        167        143
                                                              -------    -------    -------
CORE INCOME.................................................    6,370      4,996      2,346
Restructuring-related items, after-tax......................      (11)       121         26
                                                              -------    -------    -------
NET INCOME(3)...............................................  $ 6,359    $ 5,117    $ 2,372
                                                              =======    =======    =======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

(3) The 1999 period excludes cumulative effect of accounting changes.

    Citigroup's Global Corporate and Investment Bank business serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of Salomon Smith Barney and The Global Relationship Bank, Emerging Markets Corporate Banking and the Commercial Lines business of TPC. SSB is one of the largest investment banking, underwriting and brokerage firms in the world, with a significant presence in most major financial products. GRB focuses on providing banking, capital markets and transaction processing services to large multinational companies in 22 developed countries. EM Corporate provides a wide array of banking products and services to multinational and large and emerging local corporations in 78 emerging market countries. TPC is one of the largest property and casualty insurers in the United States offering, among other products, workers' compensation, commercial multi-peril, commercial auto, other liability, fidelity and surety and property and other lines, which it distributes through independent agents and brokers.

    The Global Corporate and Investment Bank reported core income of $6.370 billion in 2000, up $1.374 billion or 28% from 1999, reflecting continued strong growth across the franchise. The growth in core income was led by SSB & GRB, up $699 million to $3.688 billion, EM Corporate, up $448 million to $1.610 billion, and Commercial Lines, up $227 million to $1.072 billion. Core income growth at SSB & GRB was driven by double-digit revenue growth across most businesses partially offset by increases in expenses and the provision for credit losses. EM Corporate's core income growth was driven by broad-based growth in revenues, tight expense control management and improved credit. Commercial Lines growth primarily reflects incremental earnings from the minority interest buyback, revenue growth from rate increases achieved during the year, higher fee income and lower catastrophe losses.

    Net income of $6.359 billion, $5.117 billion (excluding a charge of $127 million for the cumulative effect of accounting changes) and $2.372 billion in 2000, 1999 and 1998, respectively, included a restructuring-related charge of $11 million ($18 million pretax) in 2000 and net restructuring-related credits of $121 million ($207 million pretax) in 1999 and $26 million ($62 million pretax) in 1998. Restructuring-related items in 1999 consist mainly of a release of the 1997 restructuring reserve that resulted from SSB's reassessment of space needs. Restructuring-related items in 1998 included a reduction of the 1997 restructuring reserve of $191 million ($324 million pretax) that resulted from SSB's favorable negotiations on a sublease on the Seven World Trade Center location. Also included in

1998 is a restructuring charge of $165 million ($262 million pretax) related to initiatives designed to realize synergies and operating efficiencies. See
Note 15 of Notes to Consolidated Financial Statements for further discussion of restructuring-related items.

SALOMON SMITH BARNEY AND THE GLOBAL RELATIONSHIP BANK

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................  $20,316    $16,893    $12,323
Adjusted operating expenses(2)..............................   14,427     12,176     11,006
Provision (benefit) for credit losses.......................      161          6        (27)
                                                              -------    -------    -------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............    5,728      4,711      1,344
Income taxes................................................    2,045      1,722        483
Minority interest, after-tax................................       (5)        --         --
                                                              -------    -------    -------
CORE INCOME.................................................    3,688      2,989        861
Restructuring-related items, after-tax......................       --        131         76
                                                              -------    -------    -------
NET INCOME(3)...............................................  $ 3,688    $ 3,120    $   937
                                                              =======    =======    =======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

(3) The 1999 period excludes cumulative effect of accounting changes.

    Core income was $3.688 billion in 2000 compared to $2.989 billion in 1999 and $861 million in 1998. Salomon Smith Barney and The Global Relationship Bank's earnings during 2000 reflect double-digit revenue growth across most businesses partially offset by increases in expenses and the provision for credit losses, including the impact of acquisitions in 2000. Core income of $2.989 billion in 1999 increased $2.128 billion compared to 1998, primarily reflecting a rebound from 1998 economic turmoil and strong revenue growth in 1999. Net income of $3.120 billion and $937 million in 1999 and 1998, respectively, included restructuring-related credits of $131 million
($224 million pretax) and $76 million ($135 million pretax), respectively. See
Note 15 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

    On May 1, 2000, SSB completed the approximately 1.36 billion British Pound ($2.2 billion) acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. The combined European operations of SSB are now known as Schroder Salomon Smith Barney. During the second quarter of 2000, GRB strengthened its position in the U.S. leasing market through the purchase of Copelco.

    Revenues for the years ended December 31 by category were as follows:

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Commissions and fees........................................  $ 5,178    $ 4,365    $ 4,203
Investment banking..........................................    4,087      3,350      2,549
Principal transactions......................................    4,396      3,717        719
Asset management and administration fees(1).................    2,618      2,024      1,356
Interest and dividend income, net...........................    3,523      3,399      3,315
Other income................................................      514         38        181
                                                              -------    -------    -------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................  $20,316    $16,893    $12,323
                                                              =======    =======    =======

------------------------

(1) Excludes the revenues of SSB Asset Management which are reported in the Citigroup Asset Management segment.

    Revenues, net of interest expense, increased 20% in 2000 to $20.316 billion from $16.893 billion in 1999 which, in turn, increased 37% from $12.323 billion in 1998. The 2000 increase compared to 1999 reflects continued strong growth across all businesses. The 1999 increase compared to 1998 primarily reflects strong growth in all businesses as well as a rebound from the 1998 economic turmoil.

    Commissions and fees revenue increased 19% in 2000 to $5.178 billion from $4.365 billion in 1999 and $4.203 billion in 1998. The 2000 and 1999 increases reflect growth in sales of listed and over-the-counter securities along with increased mutual fund commissions and GRB transaction services fees in 2000.

    Investment banking revenues were $4.087 billion in 2000 compared to $3.350 billion in 1999 and $2.549 billion in 1998. Growth in 2000 was primarily due to growth in equity and high grade debt underwriting and in merger and acquisition fees and was partially offset by a decline in high yield underwriting. The increase in 1999 compared to 1998 reflects higher equity and high grade debt underwriting combined with increased mergers and acquisitions fees.

    Principal transactions revenues were $4.396 billion in 2000, up
$679 million or 18% from 1999, primarily reflecting increases in global equities, fixed income and foreign exchange. Principal transactions were $3.717 billion in 1999 compared to $719 million in 1998. In 1998 trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads.

    Asset management and administration fees were $2.618 billion in 2000 compared to $2.024 billion in 1999 and $1.356 billion in 1998. The year-to-year increases reflect growth in assets under fee-based management. These fees include results from assets managed by the Financial Consultants and other internally managed assets as well as those that are managed through the Consulting Group.

    Total assets under fee-based management at December 31, were as follows:

In Billions of Dollars                                  2000       1999       1998
                                                      --------   --------   --------
Financial Consultant managed........................   $ 56.2     $ 43.6     $ 23.5
Consulting Group and internally managed.............    145.6      126.2      102.4
                                                       ------     ------     ------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT(1)..........   $201.8     $169.8     $125.9
                                                       ======     ======     ======

------------------------

(1) Includes assets managed jointly with Citigroup Asset Management.

    Interest and dividend income, net, was $3.523 billion in 2000 compared to $3.399 billion in 1999 and $3.315 billion in 1998. The increase in 2000 was primarily due to the addition of Copelco. The 1999 increase primarily reflects increases in margin lending to clients.

    Other income was $514 million in 2000 compared with $38 million in 1999, primarily reflecting an increase in ownership in Nikko Securities along with higher income from the Nikko SSB joint venture which began operations during the 1999 first quarter. Other income of $38 million in 1999 was down $143 million from 1998 primarily due to 1998 gains resulting from the disposition of real estate investments in GRB.

    Adjusted operating expenses were $14.427 billion in 2000 compared to $12.176 billion in 1999 and $11.006 billion in 1998. Adjusted operating expenses increased 18% in 2000 compared to 1999 primarily due to higher production related compensation and benefits expense, including the impact of the acquisitions of Schroders and Copelco in the 2000 second quarter, partially offset by the absence of year 2000 and European Economic Monetary Union expenses. Adjusted operating expenses increased 11% in 1999 over 1998 primarily due to an increase in production-related expenses, corresponding to increased revenues.

    The provision for credit losses was $161 million in 2000 compared to $6 million in 1999 and net benefits of $27 million in 1998. The increase in 2000 compared to 1999 was due to 2000 losses on exposures to North American health care borrowers; recoveries on real estate loans in 1999; and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. Exposures to healthcare were limited in 1999 and were significantly reduced during 2000. Copelco is an equipment lease financing business that incurred an acceptable level of credit losses in the normal course of its business. Net benefits in 1998 were primarily the result of real estate recoveries partially offset by write-offs resulting from the financial market turmoil in Russia.

    Cash-basis loans at December 31, 2000, 1999 and 1998 were $539 million,
$304 million and $268 million while the Other Real Estate Owned (OREO) portfolio totaled $115 million, $156 million and $235 million, respectively. In all periods, cash-basis loans represent less than 0.2% of total outstanding loans and unfunded commitments. Approximately half of the increase in cash-basis loans in 2000 was due to the acquisition of Copelco, with the balance attributable to borrowers in North America. The increase in cash-basis loans in 1999 was due to an increase in North America, primarily in the health-care industry, partially offset by improvements in the real estate portfolio. The improvements in OREO in 2000 and 1999 were primarily related to the North America real estate portfolio.

EMERGING MARKETS CORPORATE BANKING

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $5,078     $4,347     $3,637
Adjusted operating expenses(2)..............................    2,332      2,124      1,994
Provision for credit losses.................................      185        347        424
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............    2,561      1,876      1,219
Income taxes................................................      928        708        457
Minority interest, after-tax................................       23          6         --
                                                               ------     ------     ------
CORE INCOME.................................................    1,610      1,162        762
Restructuring-related items, after-tax......................      (11)       (10)       (50)
                                                               ------     ------     ------
NET INCOME..................................................   $1,599     $1,152     $  712
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Emerging Markets Corporate Banking core income totaled $1.610 billion in 2000, up $448 million or 39% from 1999, reflecting broad based revenue growth, tight expense control management and improved credit in Asia. The improvement in core income was driven by growth across all regions with Asia up $212 million to $588 million, CEEMEA up $138 million to $393 million and Latin America up
$34 million to $566 million. In June 2000, EM Corporate completed the acquisition of a majority interest in Bank Handlowy, Poland's largest corporate bank. Core income in 1999 of $1.162 billion increased $400 million or 52% from 1998, mainly reflecting Russia-related losses in 1998 and strong 1999 revenue growth in Latin America. Net income of $1.599 billion, $1.152 billion and $712 million in 2000, 1999 and 1998, respectively, included restructuring-related items of $11 million ($18 million pretax), $10 million ($17 million pretax) and $50 million ($73 million pretax), respectively.

    Revenues, net of interest expense, of $5.078 billion in 2000 grew
$731 million or 17% compared with 1999. Revenue growth in 2000 was led by CEEMEA, up 36% from 1999, due to the acquisition of Bank Handlowy along with growth in trading-related revenues and transaction services. Asia revenues were up 10% in 2000 as growth in transaction services and higher realized investment gains were partially offset by a decline in trading-related revenues. Latin America revenues were up 6% in 2000 reflecting growth in transaction services, capital markets and asset based finance, partially offset by lower trading-related revenues. Revenues of $4.347 billion in 1999 grew $710 million or 20% compared with 1998, reflecting double-digit growth in revenues from loan products, structured products and transaction services along with an $86 million improvement in trading-related revenues.

    Revenues in the EM Corporate business that were attributable to business from multinational companies managed jointly with GRB grew 10% in 2000 and 17% in 1999. These revenues accounted for approximately 23%, 25% and 25% of total EM Corporate revenues in 2000, 1999 and 1998, respectively.

    Adjusted operating expenses in 2000 were well controlled, increasing
$208 million or 10% to $2.332 billion (up 4% excluding the impact of the acquisition of Bank Handlowy). Expense growth was primarily due to investment spending to gain market share in selected emerging market countries and other volume related increases. Expenses in 1999 were $2.124 billion, up $130 million or 7% compared to 1998, as investment spending and volume growth were essentially funded by savings from prior restructuring actions and other expense initiatives.

    The provision for credit losses totaled $185 million and $347 million in 2000 and 1999, respectively, down $162 million and $77 million compared with the respective prior-year periods. Net credit losses in 2000 were down $185 million or 46% compared to 1999, primarily reflecting improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA. The improvement in net credit losses in 1999, down $40 million compared to 1998, was primarily attributable to lower write-offs in Russia and Asia, partially offset by an increase in Latin America.

    Cash-basis loans at December 31, 2000, 1999 and 1998 were $1.147 billion, $1.044 billion and $1.062 billion, respectively. The increase in 2000 was primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. The 1999 balance reflected decreases in Asia, partially offset by increases in Latin America.

COMMERCIAL LINES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $6,700     $6,265     $6,481
Claims and claim adjustment expenses........................    3,740      3,504      3,766
Total operating expenses....................................    1,446      1,433      1,575
                                                               ------     ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...................    1,514      1,328      1,140
Income taxes................................................      392        322        274
Minority interest, after-tax(1).............................       50        161        143
                                                               ------     ------     ------
NET INCOME(2)(3)............................................   $1,072     $  845     $  723
                                                               ======     ======     ======

------------------------

(1) See Note 2 of Notes to Consolidated Financial Statements.

(2) Excludes investment gains/losses included in Investment Activities segment.

(3) 1999 excludes cumulative effect of accounting changes.

    Commercial Lines--which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies--reported net income, excluding the effect of accounting changes in 1999, of $1.072 billion in 2000 compared to $845 million in 1999 and $723 million in 1998. The improvements in 2000 over 1999 reflect the incremental earnings from the minority interest buyback, rate increases, higher fee income, lower catastrophe losses, and higher net investment income and were partially offset by increased loss cost trends and lower favorable prior-year reserve development. Results for 2000 and 1999 reflect benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second-injury funds principally in the states of New York and Pennsylvania. The 1999 increase compared to 1998 reflects a benefit resulting from legislative actions by the states of New York and Pennsylvania and favorable prior-year reserve development. Also contributing to the earnings improvement in 1999 were lower weather-related losses and lower operating expenses, partially offset by lower fee income.

    On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. In the third quarter of 2000 the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market) and also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and certain classes of surety business.

    The following table shows net written premiums by market for the three years ended December 31:

In Millions of Dollars                                  2000       1999       1998
                                                      --------   --------   --------
National accounts...................................   $  352     $  488     $  625
Commercial accounts.................................    2,099      1,816      1,800
Select accounts.....................................    1,576      1,494      1,494
Specialty accounts..................................    1,004        610        695
                                                       ------     ------     ------
TOTAL NET WRITTEN PREMIUMS..........................   $5,031     $4,408     $4,614
                                                       ======     ======     ======

    Commercial Lines net written premiums were $5.031 billion in 2000 compared to $4.408 billion in 1999 and $4.614 billion in 1998. Included in Specialty Accounts net written premiums in 2000 is an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the

Reliance Surety business. Net written premiums continues to reflect the impact of an improving rate environment as evidenced by the favorable pricing on renewal business and an increase in new business premiums. Also contributing to the net written premium increases in 2000 was the new business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, and the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Frontier business in Specialty Accounts. The net written premium decrease in National Accounts was primarily due to a shift of business mix from premium-based products to fee-based products. The decrease in 1999 net written premiums reflects the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Also contributing to the 1999 decrease in net written premiums in National Accounts and Specialty Accounts is the impact of additional reinsurance coverage. The slight increase in Commercial Accounts net written premiums in 1999 reflects growth in specific business segments and an improving rate environment.

    New business in National Accounts for 2000 was marginally lower than in 1999, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts new business in 1999 was significantly lower than in 1998 reflecting the Company's continued disciplined approach to underwriting and risk management in the highly competitive marketplace. National Accounts business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000. National Accounts business retention ratio was moderately higher in 1999 than in 1998, primarily reflecting the loss of one large account in 1998.

    New business in Commercial Accounts for 2000 was significantly higher than in 1999, reflecting the impact of the Reliance Middle Market business. In 1999, new business in Commercial Accounts was significantly lower than in 1998, reflecting the Company's selective underwriting policy and continued focus on obtaining profitable new business accounts. Commercial Accounts business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000. The Commercial Accounts business retention ratio in 1999 was virtually the same as in 1998.

    For 2000, new business in Select Accounts was moderately higher than in 1999, while for 1999 new business was significantly lower than in 1998. These changes reflect the unusually low new business in 1999 resulting from the Company's selective underwriting policy in the highly competitive marketplace. The business retention ratio for 2000 was moderately lower than in 1999, reflecting an increase in lost business due to renewal price increases in 2000. Select Accounts business retention ratio in 1999 was virtually the same as 1998.

    There were no catastrophe losses in 2000. Catastrophe losses, net of tax and reinsurance, were $27 million in 1999 compared to $25 million in 1998. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter.

    The statutory combined ratio before policyholder dividends for Commercial Lines was 103.8% in 2000 compared to 108.6% in 1999 and 108.2% in 1998. The GAAP combined ratio before policyholder dividends for Commercial Lines was 100.1% in 2000 compared to 105.0% in1999 and 109.5% in 1998. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

    The 2000 statutory and GAAP combined ratios include an adjustment associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the 2000 statutory and GAAP combined ratios before policyholder dividends would have been 103.5% and 100.8%, respectively. The 1999 statutory combined ratio for Commercial Lines reflected the treatment of the commutation of an asbestos liability to an insured. Excluding this commutation, the statutory combined ratio before policyholder dividends for 1999 would have been 106.1%. The improvement in the 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the adjustments above, compared to the 1999 statutory and GAAP combined ratios before policyholder dividends was primarily due to premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and lower catastrophe losses, partially offset by increased loss cost trends and lower favorable prior-year reserve development.

    The improvement in the 1999 statutory combined ratio before policyholder dividends, excluding the commutation, compared to 1998 was primarily due to favorable prior-year reserve development and lower weather-related losses. The decrease in the 1999 GAAP combined ratio before policyholder dividends compared to 1998 was due to favorable prior-year reserve development, lower weather-related losses, and the benefit of the New York and Pennsylvania legislative actions, partially offset by lower fee income.

ENVIRONMENTAL CLAIMS

    The Company continues to receive claims from insureds, alleging that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that certain court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and insureds. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicate such a monetary amount.

    The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At December 31, 2000, approximately 73% of the net aggregate reserve (approximately $405 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 27% of the net environmental loss reserve (approximately $153 million) consists of case reserves for resolved claims.

    The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs by settlement on an insured-by-insured basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the insured. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

    As of December 31, 2000, the Company had approximately 43,000 pending environmental-related claims tendered by 787 active policyholders. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants allegedly by the policyholder.

    The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

ENVIRONMENTAL LOSSES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
BEGINNING RESERVES
Direct......................................................    $801       $928      $1,193
Ceded.......................................................    (125)       (96)        (74)
                                                                ----       ----      ------
Net.........................................................     676        832       1,119
INCURRED LOSSES AND LOSS EXPENSES
Direct......................................................      75        139         123
Ceded.......................................................     (11)       (82)        (73)
LOSSES PAID
Direct......................................................     207        266         388
Ceded.......................................................     (25)       (53)        (51)
                                                                ----       ----      ------
ENDING RESERVES
Direct......................................................     669        801         928
Ceded.......................................................    (111)      (125)        (96)
                                                                ----       ----      ------
Net.........................................................    $558       $676      $  832
                                                                ====       ====      ======

    As of December 31, 2000, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 243, approximately 10% less than the number pending as of December 31, 1999, approximately 40% less than the number of pending as of December 31, 1998, as well as approximately 54% less than the number pending as of December 31, 1997. Also, in 2000, there were 158 policyholders tendering for the first time an environmental remediation-type claim to the Company. This compares to 256 policyholders doing so in 1999 and 288 policyholders in 1998.

    As of December 31, 2000, the Company, for approximately $1.78 billion (before reinsurance), has resolved the environmental liabilities presented by 5,286 of the 6,073 policyholders who have tendered environmental claims to the Company. This resolution comprises 87% of the policyholders who have tendered such claims. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favorable settlements with certain insureds. Generally, the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds.

    The Company has direct environmental reserves (before reinsurance) of approximately $669 million, $390 million of which relates to 787 policyholders with unresolved environmental claims (the remaining 13% of the 6,073 policyholders who have tendered environmental claims); policyholders that may tender an environmental claim in the future; and for the anticipated cost of coverage litigation disputes pertaining to such environmental claims. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserves are appropriate.

ASBESTOS CLAIMS

    In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. In 2000, the Company experienced an increase over prior years in the number of asbestos claims being tendered to the Company. In addition, the Company is continuing to evaluate the impact of recent and well-publicized filings for bankruptcy protection by certain major asbestos producers. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims that indicated such a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

    Various classes of asbestos defendants, such as major product manufacturers, installers of asbestos, peripheral and regional product defendants as well as premises owners, continue to tender asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, including whether such claims qualify as products/completed operations or non-products/operations claims, the Company evaluates those issues on an insured-by-insured basis. From a coverage standpoint, one general distinction between a products/completed operations and a non-products/operations claim is that a products/completed operations claim is typically subject to a policy aggregate limitation and a non-products/operations claim is not typically subject to such a limitation in a pre-1985 general liability policy. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

    At December 31, 2000, approximately 83% (approximately $670 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 17% of the net aggregate reserve (approximately $136 million) is for pending asbestos claims.

    In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of such claims.

    The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

ASBESTOS LOSSES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
BEGINNING RESERVES
Direct......................................................   $1,050     $1,252     $1,363
Ceded.......................................................     (223)      (266)      (249)
                                                               ------     ------     ------
Net.........................................................      827        986      1,114
INCURRED LOSSES AND LOSS EXPENSES
Direct......................................................      187        128        135
Ceded.......................................................     (137)       (71)       (69)
LOSSES PAID
Direct......................................................      232        330        246
Ceded.......................................................     (161)      (114)       (52)
                                                               ------     ------     ------
ENDING RESERVES
Direct......................................................    1,005      1,050      1,252
Ceded.......................................................     (199)      (223)      (266)
                                                               ------     ------     ------
Net.........................................................   $  806     $  827     $  986
                                                               ======     ======     ======

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

    For environmental claims, the reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance issued by the Company to the insured; the identification of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

    The reserving methodology for asbestos includes an evaluation of the asbestos exposure presented by each insured. The following factors are evaluated: available insurance coverage including the role of any umbrella or excess insurance issued by the Company to the insured; limits and deductibles; an analysis of each insured's potential liability; jurisdictional involvement; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether an asbestos claim is a products/completed operations or non-products/ operations claim and the available coverage, if any, for such a claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, a ceded reinsurance projection is calculated based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

    Historically, the Company's experience has indicated that insureds with potentially significant environmental and asbestos exposures may often have potential cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, including environmental, asbestos and CIOTA, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

    The Company also compares its historical direct and net loss and expense paid experience in environmental and asbestos, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

    As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

    It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

    To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Some agreements may extinguish any insurance obligation which the Company may have for other claims, including but not limited to asbestos and environmental claims. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims, the scope of coverage to be provided by the Company and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of the Company's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

    At December 31, 2000, approximately 83% (approximately $667 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 17% of the net aggregate reserve (approximately $132 million) is for pending CIOTA claims.

    The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

CIOTA LOSSES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
BEGINNING RESERVES
Direct......................................................   $1,184     $1,346     $1,520
Ceded.......................................................     (313)      (392)      (432)
                                                               ------     ------     ------
Net.........................................................      871        954      1,088
INCURRED LOSSES AND LOSS EXPENSES
Direct......................................................       27        (36)       (31)
Ceded.......................................................      (11)        28         29
LOSSES PAID
Direct......................................................      132        126        143
Ceded.......................................................      (44)       (51)       (11)
                                                               ------     ------     ------
ENDING RESERVES
Direct......................................................    1,079      1,184      1,346
Ceded.......................................................     (280)      (313)      (392)
                                                               ------     ------     ------
Net.........................................................   $  799     $  871     $  954
                                                               ======     ======     ======

COMMERCIAL PORTFOLIO REVIEW

    Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses.

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
CASH-BASIS LOANS AT YEAR-END
The Global Relationship Bank(1).............................   $  539     $  304     $  268
Emerging Markets Corporate Banking..........................    1,147      1,044      1,062
Associates(2)...............................................      402        223        180
Insurance and Investment Activities(3)......................       46         55        265
                                                               ------     ------     ------
TOTAL CASH-BASIS LOANS......................................   $2,134     $1,626     $1,775
                                                               ======     ======     ======
NET CREDIT LOSSES (RECOVERIES)
The Global Relationship Bank(1).............................   $  161     $    6     $  (27)
Emerging Markets Corporate Banking..........................      221        406        446
Associates(2)...............................................      382        142         50
Investment Activities(3)....................................        7         --        (10)
                                                               ------     ------     ------
TOTAL NET CREDIT LOSSES.....................................   $  771     $  554     $  459
                                                               ======     ======     ======

------------------------

(1) In 2000, includes $107 million in cash-basis loans and $32 million in net credit losses related to Copelco.

(2) Associates results are reported in the Associates segment and exclude amounts related to manufactured housing, as such loan origination operations were discontinued in early 2000. Excluded cash-basis loans and net credit losses relating to manufactured housing were $55 million and $36 million, respectively, in 1999 and $75 million and $21 million, respectively, in 1998.

(3) Investment Activities results are reported in the Investment Activities segment.

    Total commercial cash-basis loans were $2.134 billion, $1.626 billion and $1.775 billion at December 31, 2000, 1999 and 1998, respectively. Cash-basis loans in GRB increased $235 million to $539 million at December 31, 2000 with approximately half of the increase due to the acquisition of Copelco and the balance attributable to borrowers in North America. Associates' cash-basis loans of $402 million increased $179 million primarily in the transportation portfolio. EM Corporate cash-basis loans were $1.147 billion at December 31, 2000, up 10% from a year ago primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. Total commercial cash-basis loans at December 31, 1999 declined $149 million from December 31, 1998. The decline was primarily due to a decrease in Insurance cash-basis loans resulting from a loan foreclosure during the year partially offset by increases in GRB. The increase in GRB cash-basis loans in 1999 was due to an increase in North America, primarily in the health-care industry, partially offset by improvements in the real estate portfolio.

    Total commercial net credit losses of $771 million in 2000 increased
$217 million compared to 1999 primarily reflecting increases in Associates and GRB partially offset by a decline in EM Corporate. The increase in Associates net credit losses was primarily due to deterioration in the transportation portfolio while the GRB increase reflected 2000 losses on exposures to North American health care borrowers, recoveries on real estate loans in 1999, and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. Exposures to health care were limited in 1999 and were significantly reduced during 2000. EM Corporate net credit losses in 2000 were down
$185 million, primarily reflecting improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA. Total commercial net credit losses increased $95 million in 1999 compared to 1998, reflecting an increase in Associates, primarily related to the transportation portfolio, combined with net recoveries in GRB and Investment Activities in 1998. Partially offsetting the 1999 increases was improvement in EM Corporate primarily attributable to lower write-offs in Russia and Asia. For a further discussion of trends by business, see the business discussions on pages 36-40.

    Citigroup's allowance for credit losses of $8.961 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $3.988 billion at December 31, 2000 compared to $3.695 billion and $3.717 billion at December 31, 1999 and 1998, respectively. The increase in the allowance in 2000 primarily reflects an increase related to the Associates' transportation portfolio and the impact of acquisitions while the decline in 1999 was primarily due to an improved credit outlook in Emerging Markets Corporate Banking.

In Billions of Dollars at Year End                      2000       1999       1998
                                                      --------   --------   --------
Commercial allowance for credit losses(1)...........   $3.988     $3.695     $3.717
As a percentage of total commercial loans...........     2.89%      3.07%      3.30%

------------------------

(1) Includes $621 million, $447 million and $409 million at December 31, 2000, 1999 and 1998, respectively, related to Associates.

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

    The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

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

    In 1998, the global capital markets experienced severe economic turmoil. Currency crises sparked economic turmoil that began in Asia, spread to Russia and in early 1999 to Latin America. In response, the businesses undertook initiatives at that time to reduce the risk profile, particularly in SSB's global arbitrage operation.

    Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

    SALOMON SMITH BARNEY AND THE GLOBAL RELATIONSHIP BANK. In 2000, market share improvements were achieved in equity and fixed income underwriting as well as in global mergers and acquisitions. Investments are expected to continue in 2001 to expand and upgrade the Private Client branch system as well as expanding the integration of Internet services with personal advice from the Salomon Smith Barney Financial Consultants. In 2001, the businesses also plan to continue broadening e-commerce opportunities through the development of new products, services and strategic partnerships.

    Citigroup continues to monitor the impact of the slowing U.S. economy on its portfolio. Problem credits will continue to be identified early and appropriate remedial actions will be taken.

    EMERGING MARKETS CORPORATE BANKING. EM Corporate continues to work on strategies such as Embedded Bank, Emerging Local Corporate and selective acquisitions to increase market share in priority countries. In June 2000, EM Corporate reinforced its position in Poland by completing the acquisition of a majority interest in Bank Handlowy. Investments in a number of Internet initiatives are expected to continue in 2001, including the expansion of CitiDirect--giving clients Internet-based access to cash management and trade capabilities--which has been installed in 39 countries and is available in 4 languages.

    Overall, the EM Corporate portfolio remains diversified across a number of geographies and industry groups. During 2000, most emerging market economies showed improvements, particularly in Asia. While most countries that suffered from the economic turmoil of 1998 and early 1999 have stabilized, they remain dependent on U.S. and world economic growth as well as liquidity. Citigroup continues to monitor countries closely and, where appropriate, adjusts exposures, tunes early warning systems and strengthens risk management oversight.

    COMMERCIAL LINES. In 2000, the trend of higher rates continued in Commercial Lines. Prices generally rose throughout the year, although some of the increases varied significantly by region and business segment. These increases were necessary to offset the impact of rising loss cost trends and the decline in profitability from the competitive pressures of the last several years.

    In National Accounts, where programs include risk management service, such as claims settlement, loss control and risk management information services, which are generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing began to stabilize during 2000. National Accounts has benefited from higher rates on both new and renewal business as evidenced by the improving profit margins earned on this business. National Accounts believes that pricing will continue to firm in 2001. However, National Accounts will continue to reject business that is not expected to produce acceptable returns.

    Commercial Accounts achieved double-digit price increases on renewal business during 2000, improving the overall profit margin in this business. In addition, these increases were necessary to offset the impacts of rising loss cost inflation, medical inflation and reinsurance costs. Commercial Accounts will continue to seek significant rate increases in 2001 as pricing in certain areas and business segments has not improved to the point of producing acceptable returns.

    In Select Accounts, the trends toward increased pricing on renewal business that started in late 1999 gained momentum in 2000. Prices generally rose throughout the year, although these increases varied significantly by region, industry and product. Loss cost trends, however also worsened in 2000, especially in workers' compensation and auto liability. The impact of these negative loss cost trends has been partially offset by a continued disciplined approach to underwriting and risk selection by the Company. Select Accounts believes that the improvements gained through high quality underwriting and continued price increases in 2001 may be offset by the combination of worsening loss cost trends in certain lines and regulatory pricing constraints in some jurisdictions.

    Specialty Accounts achieved significant growth in 2000, with the acquisition of Reliance Surety, cementing a leadership position in the surety bond marketplace by broadening product and service capabilities. The Company's focus in this market is to sustain its emphasis on products with the most opportunities for acceptable profitability and increase its efforts to cross sell its expanding array of specialty products to existing customers of National Accounts, Commercial Accounts, Select Accounts, and various other Citigroup units.

    The Company was able to achieve growth in its premium and fee levels during 2000 as a result of the Reliance Surety acquisition, the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses and the continuation of rate increases. The rate increases are expected to continue into 2001, although the deteriorating loss cost trends and increased costs of reinsurance will offset some of the positive impact. The Company will continue to adhere to strict underwriting guidelines and to reject business that is not expected to produce acceptable returns.

    The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. In 2000, the Company experienced an increase over prior years in the number of asbestos claims being tendered to the Company. However, the uncertainties surrounding the final resolution of these claims continue. See the discussion on Asbestos Claims and Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves.

    The property and casualty insurance industry continues to be reshaped by consolidation and globalization. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates. While some of the insurance industry's cost control methods have been challenged in litigation, it continues to be the Company's objective to be a low-cost provider of property and casualty insurance, with an emphasis on claim payout and performance and enhanced productivity.

    With respect to globalization, Citigroup recently announced the formation of CitiInsurance, the international arm of Citigroup insurance activities. This new Citigroup unit was formed to capitalize on the strength of the Citigroup branch franchise and the extensive distribution strength of the Citigroup consumer business around the world. This unit expects to build on the progress already made in Southeast Asia during 2000 with the strategic alliance with Fubon Group, a diversified financial services company based in Taiwan.

    As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations, financial condition or liquidity.

                GLOBAL INVESTING MANAGEMENT AND PRIVATE BANKING

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $3,299     $2,706     $2,404
Adjusted operating expenses(2)..............................    2,156      1,719      1,563
Provision for credit losses.................................       23         12          5
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............    1,120        975        836
Income taxes................................................      432        378        327
Minority interest, after-tax................................        3         --         --
                                                               ------     ------     ------
CORE INCOME.................................................      685        597        509
Restructuring-related items, after-tax......................      (11)         2        (53)
                                                               ------     ------     ------
NET INCOME..................................................   $  674     $  599     $  456
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    Global Investment Management and Private Banking is comprised of Citigroup Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration and personalized wealth management services to institutional, high net worth and retail clients.

    Global Investment Management and Private Banking core income in 2000 increased to $685 million, up $88 million or 15% from 1999. The 2000 increase in core income reflected continued customer revenue momentum within The Citigroup Private Bank along with the impact of the acquisitions of Garante, Siembra and Colfondos in Citigroup Asset Management. Core income of $597 million in 1999 was up $88 million or 17% from 1998, primarily reflecting revenue growth corresponding to growth in assets under management within Citigroup Asset Management and client business volumes within The Citigroup Private Bank. Net income of $674 million in 2000, $599 million in 1999, and $456 million in 1998 included a restructuring-related charge of $11 million ($18 million pretax), a restructuring-related credit of $2 million ($4 million pretax) and a restructuring-related charge of $53 million ($87 million pretax), respectively.

CITIGROUP ASSET MANAGEMENT

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,893     $1,494     $1,274
Adjusted operating expenses(2)..............................    1,286        949        836
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST..............      607        545        438
Income taxes................................................      243        217        173
Minority interest, after-tax................................        3         --         --
                                                               ------     ------     ------
CORE INCOME.................................................      361        328        265
Restructuring-related items, after-tax......................       (6)         1        (10)
                                                               ------     ------     ------
NET INCOME..................................................   $  355     $  329     $  255
                                                               ======     ======     ======
Assets under management (IN BILLIONS OF DOLLARS)(3)(4)......   $  401     $  377     $  340
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

(3) Includes $30 billion, $31 billion, and $34 billion in 2000, 1999 and 1998, respectively, for Citigroup Private Bank clients.

(4) Includes Unit Investment Trusts held in client accounts of $9 billion, $13 billion and $13 billion in 2000, 1999 and 1998, respectively, and $5 billion in Emerging Markets Pension Administration assets under management in 2000.

    Citigroup Asset Management is comprised of the substantial resources that are available through its three primary asset management business platforms--Smith Barney Asset Management, Salomon Brothers Asset Management and Citibank Asset Management--along with the pension administration businesses of Global Retirement Services. These businesses offer institutional, high net worth and retail clients a broad range of investment alternatives from global investment centers around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, variable annuities (through affiliated and third party insurance companies) and pension administration.

    Core income of $361 million in 2000 was up $33 million or 10% compared to 1999, reflecting the impact of Latin American acquisitions in the Global Retirement Services business and growth in asset-based fee revenue, partially offset by increased expenses. Core income of $328 million in 1999 grew
$63 million or 24% from 1998, primarily reflecting an increase in assets under management and a corresponding increase in revenues. Net income of $355 million in 2000, $329 million in 1999, and $255 million in 1998 included a restructuring-related charge of $6 million ($10 million pretax), a restructuring-related credit of $1 million ($2 million pretax), and a restructuring-related charge of $10 million ($17 million pretax), respectively.

    Assets under management rose to $401 billion as of December 31, 2000, up 6% from $377 billion in 1999, reflecting growth within the money market and institutional liquidity funds and managed accounts product categories. Retail client assets were $242 billion, up 9% compared to 1999 as growth in private client separately managed accounts (up 20%) and money market funds (up 17%) were partially offset by a decline in fixed income funds. Institutional client assets of $154 billion at December 31, 2000 were down 1% compared to a year ago reflecting a decline in managed accounts, partially offset by cross-selling efforts, including $20 billion in sales to Global Corporate and Investment Bank customers.

    Sales of proprietary mutual funds and managed account products at SSB rose 30% to $21 billion in 2000 and represented 41% of SSB's retail channel sales for the year. Sales of mutual and money funds through Global Consumer's banking network were $13 billion for the year, representing 56% of total sales, including $9.3 billion in International and $4.2 billion in the U.S. Primerica sold $1.8 billion of proprietary U.S. mutual and money funds in 2000, a 10% increase compared to 1999, representing 50% of Primerica's total sales.

    Revenues, net of interest expense, increased $399 million or 27% to $1.893 billion in 2000, compared to $1.494 billion in 1999 which was up
$220 million or 17% from 1998. The increase in 2000 was primarily due to the impact of the acquisitions of Siembra, Garante and Colfondos in the Global Retirement Services business, along with continued growth in asset-based fee revenues. The increase in 1999 was predominantly due to an increase in advisory fee revenues and reflected broad-based growth in assets under management.

    Adjusted operating expenses of $1.286 billion in 2000 were up $337 million or 36% from 1999. The increase in 2000 reflected the impact of the acquisitions of Siembra, Garante and Colfondos as well as continued investments in sales and marketing activities, technology and product development. Expenses were $949 million in 1999, up $113 million or 14%, primarily reflecting higher costs associated with building the business' global sales and marketing capabilities and investments in research, quantitative and technology expertise.

THE CITIGROUP PRIVATE BANK

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $1,406     $1,212     $1,130
Adjusted operating expenses(2)..............................      870        770        727
Provision for credit losses.................................       23         12          5
                                                               ------     ------     ------
CORE INCOME BEFORE TAXES....................................      513        430        398
Income taxes................................................      189        161        154
                                                               ------     ------     ------
CORE INCOME.................................................      324        269        244
Restructuring-related items, after-tax......................       (5)         1        (43)
                                                               ------     ------     ------
NET INCOME..................................................   $  319     $  270     $  201
                                                               ======     ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   25     $   20     $   17
Return on assets............................................     1.28%      1.35%      1.18%
                                                               ======     ======     ======
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets............................................     1.30%      1.35%      1.44%
                                                               ======     ======     ======
Client business volumes under management (IN BILLIONS OF
  DOLLARS)..................................................   $  153     $  140     $  116
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items.

    The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank reported core income in 2000 of $324 million, up $55 million or 20% from 1999, primarily reflecting continued customer revenue momentum, partially offset by increased front-end expenses. Core income of $269 million in 1999 was up $25 million or 10% from 1998, primarily reflecting improving revenue growth which outpaced moderate increases in expenses and the provision for credit losses. Net income of $319 million in 2000, $270 million in 1999 and $201 million in 1998, included a restructuring-related charge of $5 million
($8 million pretax), a restructuring-related credit of $1 million ($2 million pretax) and a restructuring-related charge of $43 million ($70 million pretax), respectively.

    Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits and loans, were $153 billion at the end of the year, up 9% from $140 billion in 1999, reflecting strong growth in the U.S., Asia Pacific and CEEMEA. Business volumes grew in all product lines.

    Revenues, net of interest expense, in 2000 were $1.406 billion, up
$194 million or 16% from 1999. Net interest and recurring fee-based revenues increased $131 million or 16%, transaction revenues increased $59 million or 26%, while other revenue increased $4 million or 3% compared to 1999. The 2000 increase in revenues reflected growth in the international region, up
$130 million or 17%, as well as continued favorable trends in the U.S., up
$64 million or 15% compared to 1999. Revenues in 1999 were $1.212 billion, up $82 million or 7% from 1998, reflecting strong lending and asset management activity, partially offset by lower fees from customer trading-related activities.

    Adjusted operating expenses of $870 million in 2000 were up $100 million or 13% from 1999, primarily reflecting higher levels of bankers and product specialists hired to improve front-end sales and service capabilities. Expenses of $770 million in 1999 were up $43 million or 6% from 1998, reflecting increased spending related to growth in the sales force and technology platform development, partially offset by saves from restructuring initiatives.

    The provision for credit losses in 2000 was $23 million, compared with $12 million in 1999 and $5 million in 1998. The increase in the 2000 provision primarily related to a loan in Europe. Net credit losses in 2000 remained at a nominal level of 0.09% of average loans outstanding. Loans 90 days or more past due at year-end were $61 million or 0.23% of total loans outstanding, compared with 0.54% at the end of 1999 and 1.14% at the end of 1998.

    Average assets of $25 billion in 2000 rose $5 billion or 25% from $20 billion in 1999 which, in turn, increased $3 billion or 18% from 1998. The growth in both periods was primarily due to higher loans.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK

    The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

    The businesses of Global Investment Management and Private Banking are affected by the economic outlook and market levels. The market for investment management and private banking services is extremely attractive because the "wealth" segment has been growing faster than the overall market. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented. This presents Global Investment Management and Private Banking with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

                                   ASSOCIATES

In Millions of Dollars                                         2000(1)    1999(1)    1998(1)
                                                              --------   --------   --------
Total revenues, net of interest expense.....................  $ 9,728     $8,489     $6,297
Effect of securitization activity...........................      555        438        177
Housing Finance charge......................................       47         --         --
                                                              -------     ------     ------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE..................   10,330      8,927      6,474
                                                              -------     ------     ------
Adjusted operating expenses(2)..............................    4,368      3,875      2,809
Adjusted provision for benefits claims and credit
  losses(3).................................................    3,817      2,810      1,849
                                                              -------     ------     ------
CORE INCOME BEFORE TAXES....................................    2,145      2,242      1,816
Income taxes................................................      764        840        673
                                                              -------     ------     ------
CORE INCOME.................................................    1,381      1,402      1,143
Restructuring-related items and merger-related costs,
  after-tax.................................................     (460)       (22)        --
Housing Finance charge, after-tax...........................      (71)        --         --
                                                              -------     ------     ------
NET INCOME..................................................  $   850     $1,380     $1,143
                                                              =======     ======     ======
Average assets (IN BILLIONS OF DOLLARS)(4)..................  $    90     $   84     $   66
Return on assets............................................     0.94%      1.64%      1.73%
                                                              -------     ------     ------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets(5).........................................     1.53%      1.67%      1.73%
                                                              =======     ======     ======

------------------------

(1) Includes after-tax adjustments to conform accounting policies to those of Citigroup of $163 million, $110 million, and $81 million, respectively. See
    Note 2 of Notes to Consolidated Financial Statements.

(2) Excludes restructuring-related items and Housing Finance charge.

(3) Adjusted for the effect of securitization and Housing Finance charge.

(4) Adjusted for the effect of securitization, managed average assets were $103 billion, $91 billion, and $69 billion in 2000, 1999, and 1998, respectively.

(5) Adjusted for the effect of securitization, the return on managed assets, excluding restructuring-related items and Housing Finance charge was 1.34% in 2000, 1.54% in 1999, and 1.66% in 1998.

    Associates--which provides finance, leasing, insurance and related services to consumers and businesses in the United States and internationally--reported core income of $1.381 billion in 2000, down $21 million or 1.5% from 1999. In 1999, core income increased $259 million or 23%. The increase in core income in 1999 primarily related to continued strong receivable growth, including the effect of acquisitions.

    Net income of $850 million in 2000 and $1.380 billion in 1999 included restructuring-related items and merger-related costs of $460 million
($630 million pretax) and $22 million ($35 million pretax), respectively, and in 2000, $71 million ($112 million pretax) related to the discontinuation of Associates Housing Finance loan origination operations.

    The restructuring charge of $474 million recorded in 2000 related to exit costs as a result of Citigroup's acquisition of Associates. The charge included amounts for the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. Also recorded in 2000 were $156 million of merger-related costs, which included the direct and incremental costs of administratively closing Citigroup's acquisition of Associates. The implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. As a result, the remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $62 million will be recognized in subsequent periods. See Note 15 of Notes to Consolidated Financial Statements for additional discussion of restructuring-related items.

    In January 2000, Associates announced its intention to discontinue the loan origination operations of its Associates Housing Finance (AHF) unit. Prior to the announcement, AHF originated and serviced loans for manufactured homes. As a result of this announcement, Associates took a charge of approximately
$112 million in the first quarter of 2000. This charge covers exit costs of approximately $25 million, including severance, noncancellable contractual obligations and related costs, a securitization retained interest write-down of approximately $47 million, and a provision for increased losses on the disposition of repossessions of approximately $40 million. Associates closed substantially all of its sales centers in the second quarter of 2000. Associates will service the liquidation of the existing receivables through its centralized service facility. Associates will limit its origination activities to support its contractual arrangements and loss mitigation initiatives.

    As shown in the following table, Associates managed assets, end-of-period managed receivables and average managed loans increased 22%, 15% and 15%, respectively, during 2000 as compared to 17%, 20% and 24%, respectively, in 1999. The increase in managed receivables was a result of internal growth and acquisitions primarily in the real estate, personal lending and retail sales finance, and credit card product lines. The average net interest margin on receivables increased to 9.65% in 2000 from 9.52% and 9.09% in 1999 and 1998, respectively, reflecting higher yields due to increased interest rates and changes in the aggregate portfolio composition toward high yielding automobile, credit card and personal loans.

In Billions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
MANAGED BASIS(1)
End of period assets........................................     110         90         77
Average loans...............................................      84         73         59
Average net interest margin %...............................    9.65%      9.52%      9.09%
End of period managed receivables...........................      90         78         65
Net credit losses (as a % of average managed loans).........    3.30%      2.97%      2.59%
90+ day delinquencies (as a % of average managed loans).....    2.24%      2.20%      1.80%

------------------------

(1) Excludes manufactured housing and the receivables of Arcadia (an auto finance company purchased in April 2000) which were securitized prior to Associates' purchase of the company.

    Adjusted revenues, net of interest expense increased $1.403 billion or 16% in 2000 and $2.453 billion or 38% in 1999 primarily resulting from an increase in average loans outstanding during 2000 and the acquisition of Avco Financial Services, Inc. in 1999 (see Note 2 of Notes to Consolidated Financial Statements). Adjusted operating expense of $4.368 billion and $3.875 billion in 1999 increased $493 million or 13% and $1.066 billion or 38% reflecting acquisitions, as well as new business volumes.

    The adjusted provision for benefits, claims and credit losses increased $1.007 billion or 36% during 2000 and $961 million or 52% in 1999 primarily reflecting receivables growth and industry weakness in the transportation and manufactured housing businesses and in 2000, a $210 million transportation loss provision relating to the truck loan and leasing portfolio. The net credit loss ratio of 3.30% in 2000 increased from 2.97% in 1999 and 2.59% in 1998. Loans delinquent 90 days or more as a percentage of average managed loans increased to 2.24% in 2000 from 2.20% in 1999 and 1.80% in 1998.

ASSOCIATES OUTLOOK

    During 2000, Associates experienced continued revenue growth internally and through acquisitions both domestically and in Japan. In 2001, Associates expects to have growth particularly in its international markets and credit card portfolio due to expansion in its college and emerging credit markets. The commercial business expects reduced earnings due to increased fuel prices, excess capacity for used vehicles and other economic factors having a large negative effect on the performance of its transportation portfolio. This paragraph contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

                             INVESTMENT ACTIVITIES

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................   $2,245     $1,090     $1,323
Total operating expenses....................................      103         66         50
Provision (benefit) for credit losses.......................        7         --        (10)
                                                               ------     ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...................    2,135      1,024      1,283
Income taxes................................................      782        355        435
Minority interest, after-tax................................      (10)        11         16
                                                               ------     ------     ------
NET INCOME..................................................   $1,363     $  658     $  832
                                                               ======     ======     ======

------------------------

(1) Reclassified to conform to the 2000 presentation.

    Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

    Revenues, net of interest expense in 2000 of $2.245 billion increased $1.155 billion from 1999, primarily reflecting increases in venture capital results and gains on the exchange of certain Latin American bonds. Partially offsetting the 2000 revenue increases were 2000 first quarter losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and writedowns in the refinancing portfolio. Revenues in 1999 of $1.090 billion declined $233 million from 1998, primarily reflecting declines in realized gains from sales of Brady bonds and insurance-related investments, partially offset by an increase in venture capital results and realized investment gains on certain corporate-related investments.

    Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

                                CORPORATE/OTHER

In Millions of Dollars                                          2000     1999(1)    1998(1)
                                                              --------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................  $  (697)    $ (208)    $(139)
Adjusted operating expenses(2)..............................      792        760       756
Provisions for benefits, claims and credit losses...........       (2)        33        (1)
                                                              -------     ------     -----
LOSS BEFORE TAX BENEFITS....................................   (1,487)    (1,001)     (894)
Tax benefits................................................     (534)      (346)     (371)
                                                              -------     ------     -----
LOSS........................................................     (953)      (655)     (523)
Restructuring-related items and merger-related costs,
  after-tax.................................................      (55)       (20)     (107)
                                                              -------     ------     -----
NET LOSS....................................................  $(1,008)    $ (675)    $(630)
                                                              =======     ======     =====

------------------------

(1) Reclassified to conform to the 2000 presentation.

(2) Excludes restructuring-related items and merger-related costs.

    Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

    Revenues in 2000 and 1999 included higher treasury costs as well as the impact of intersegment eliminations and in 1998, income from the disposition of a real estate development property. Expenses in 2000 include a $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, and increases in certain unallocated corporate costs offset by decreases in performance-based option expense, technology costs and intersegment eliminations. Expenses in 1999 included certain technology costs associated with year 2000 remediation, partially offset by decreases in corporate staff expenses as a result of headcount reductions in 1999. Expenses in 1998 included a $100 million contribution of appreciated venture capital securities to the Company's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains. 1999 and 1998 expenses included $108 million and $70 million, respectively, associated with performance-based stock options granted in 1998 and prior years.

    The 2000 after-tax restructuring-related items of $55 million consisted of $21 million in merger-related costs due to the Associates acquisition, $19 million relating to accelerated depreciation charges and $15 million in net restructuring charges to streamline corporate functions. The 1999 after-tax restructuring-related items of $20 million primarily included accelerated depreciation charges. The 1998 after-tax restructuring-related items included $42 million to streamline and integrate corporate staff functions, as well as $65 million of one-time expenses associated with merging Citigroup's predecessor organizations. See Note 15 of Notes to the Consolidated Financial Statements for additional information on restructuring-related items and merger-related costs.

                   FUTURE APPLICATION OF ACCOUNTING STANDARDS

    See Note 1 of Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           FORWARD-LOOKING STATEMENTS

    Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate and Investment

Bank Outlook," "Global Investment Management and Private Banking Outlook," and "Associates Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to global economic and political conditions, levels of activity in the global capital marketplace, and the maturing of recent credit portfolio additions; changes in general economic conditions including the slowing U.S. economy, the performance of global financial markets, prevailing inflation and interest rates, increased fuel prices, excess capacity for used vehicles, and rising reinsurance costs; results of various Investment Activities; the effects of competitors' pricing and service policies, of consumer privacy provisions included in the Gramm-Leach-Bliley Act, and of proposed changes in laws and regulations on the cost and availability of certain types of insurance, as well as the claim and coverage obligations of insurers, on the regulatory treatment of certain investments, on determining minimum regulatory capital requirements, on risk-based capital guidelines, and on reporting requirements; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

                              MANAGING GLOBAL RISK

    The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level.

    The risk management functions at the corporate-level are responsible for establishing Citigroup risk management standards and ensuring their ongoing appropriateness, appointing business-specific risk managers, approving business-specific risk management policies and limits, and reviewing, on an ongoing basis, major risk exposures and concentrations across the organization.

    The business-specific risk managers are responsible for establishing and implementing risk management policies and practices within their business, while ensuring ongoing consistency with Citigroup standards. The business-specific risk managers have dual accountability--to the Citigroup Senior Risk Officer and to the head of their business unit.

    The Citigroup Senior Risk Officer is responsible for reviewing material corporate-wide risks, and determining appropriate exposure levels and limits. These risks are regularly reviewed with the business risk managers, the Citigroup Management Committee, and as necessary, with committees of the Board of Directors:

    - Risk ratings, including trends in client creditworthiness;

    - Industry concentrations, globally and within regions;

    - Corporate customer credit concentrations and consumer programs;

    - Product concentrations in consumer managed receivables, by product and by region;

    - Global real estate exposure, including commercial and consumer portfolios;

    - Country risk, encompassing political and cross-border risk;

    - Counterparty risk, evaluating presettlement risk on foreign exchange, derivative products, and securities trades;

    - The estimated effects of sudden and severe external market events;

    - Distribution and underwriting risk, capturing the risk that arises when Citigroup commits to purchase an instrument from an issuer for subsequent sale;

    - Business process defects identified by Audit and Risk Review;

    - Price risk, evaluating the earnings risk resulting from changing levels and implied volatilities of interest rates, foreign exchange rates, and commodity and security prices;

    - Liquidity risk, evaluating funding concentrations and diversification strategy;

    - Commodities risk, evaluating earnings risk resulting from changing levels and volatilities of commodity prices;

    - Life Insurance, evaluating the risks that result from the underwriting, sale, and reinsurance of life insurance policies;

    - Property & Casualty, evaluating the risks that result from the underwriting, sale, and reinsurance of commercial, personal, and performance bonds insurance policies;

    - Equity and subordinated debt investment risk;

    - Margin lending risk;

    - Legal risk, reviewing the business implications of legal issues; and

    - Technology risk, assessing vulnerability to the business processing environment.

    The following sections summarize the processes for managing credit and market risks within Citigroup's major businesses, and reflect the successful ongoing integration of businesses and risk management practices.

THE CREDIT RISK MANAGEMENT PROCESS

    The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

    Within the Global Corporate and Investment Bank (GCIB), the credit process is grounded in a series of fundamental policies, including:

    - Business accountability for credit risks taken;

    - Single center of control for each credit relationship;

    - Approval authority standards;

    - Approval requirements from the business and from independent credit risk management;

    - Uniform risk measurement standards, including risk ratings;

    - Portfolio management tools, including obligor and other limits.

    These policies apply universally across the Global Corporate and Investment Bank, as well as the Private Bank, and incorporate previous Citibank and Salomon Smith Barney credit policies. GCIB businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may do so under a separately approved Credit Program. A Credit Program must be sponsored by a business, and must be approved by independent credit risk management. In all cases, the GCIB Policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

    Within the Global Consumer Group (GCG), business-specific credit risk policies and procedures are derived from the following risk management framework:

    - Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;

    - Senior Business Managers are responsible for managing risk/return tradeoffs in their business;

    - Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices;

    - Approval policies for a product or business are tailored to audit ratings, profitability and credit risk management performance;

    - Independent credit risk management is responsible for establishing the GCG Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

    In the course of its insurance activities, TPC reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect capital resources. TPC cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to TPC generally to the extent of the reinsurance ceded, TPC remains primarily liable as the direct insurer on all risks reinsured. TPC also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TPC monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 14 of Notes to Consolidated Financial Statements.

THE MARKET RISK MANAGEMENT PROCESS

    Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity Risk is discussed in greater detail in the Liquidity and Capital Resources section.

    Market risk at Citigroup--like credit risk--is managed through corporate-wide standards and business-specific policies and procedures. Each business is required to establish a market risk limit framework, including standardized risk measures, limits and controls, and independent reporting and monitoring functions. In all cases, the businesses are ultimately responsible for the market risks that they take, and for remaining within their defined limit frameworks. Independent market risk management establishes policies and procedures, approves limits, and monitors exposures against limits.

    Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-Trading Portfolios, as well as in Trading Portfolios.

NON-TRADING PORTFOLIOS

    Price risk in non-trading portfolios is measured predominantly through Earnings-at-Risk and Factor Sensitivity techniques. These measurement techniques are supplemented with additional tools, including stress testing and cost-to-close analysis.

    Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments which are either designated and effective as hedges or designated and effective in modifying the interest rate characteristics of specified assets or liabilities. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Additional information about non-trading derivatives is located in Note 23 of Notes to Consolidated Financial Statements. Citigroup does not utilize instruments with leverage features in connection with its non-trading risk management activities.

    Earnings-at-Risk is the primary method for measuring price risk in Citigroup's non-trading portfolios (excluding the Travelers Insurance Companies). Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward shift in the yield curve for the appropriate currency. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assumes no correlation between exposures in different currencies.

    Citigroup's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citigroup also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency.

    The following table illustrates the impact to Citigroup pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2000, pre-tax earnings would have a potential negative impact of $243 million from an interest rate increase and a potential positive impact of $270 million over the next 12 months from an interest rate decrease. This level of 12 month Earnings-at-Risk equates to less than 1.5% of Citigroup pre-tax earnings in 2000. The potential impact on pre-tax earnings for periods beyond the first 12 months is an increase of $778 million from an increase in interest rates and a decrease of $883 million from a decline in interest rates. The change in Earnings-at-Risk from the prior year reflects the growth in Citigroup's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio.

    The statistical equivalent of a 100 basis points increase in non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $187 million for 2001 and $98 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $189 million for 2001 and $115 million for the years thereafter. The lower sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year primarily reflects the lower interest rate volatility seen across the Asia Pacific region.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)(2)

                                            DECEMBER 31, 2000                           DECEMBER 31, 1999
                                -----------------------------------------   -----------------------------------------
                                    U.S. DOLLAR       NON-U.S. DOLLAR(3)        U.S. DOLLAR       NON-U.S. DOLLAR(3)
                                -------------------   -------------------   -------------------   -------------------
In Millions of Dollars          INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                                --------   --------   --------   --------   --------   --------   --------   --------
Twelve months and less........   $(243)     $ 270      $(187)      $189      $(410)     $ 438      $(273)      $274
Thereafter....................     778       (883)       (98)       115        161       (232)      (347)       352
                                 -----      -----      -----       ----      -----      -----      -----       ----
TOTAL.........................   $ 535      $(613)     $(285)      $304      $(249)     $ 206      $(620)      $626
                                 =====      =====      =====       ====      =====      =====      =====       ====

------------------------

(1) Excludes the Travelers Insurance Companies (see below).

(2) Certain information has been restated from that presented in the prior year to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.

(3) Primarily results from Earnings-at-Risk in the Euro, Canadian dollar, Singapore dollar and Hong Kong dollar.

TRAVELERS INSURANCE COMPANIES

    The table below reflects the estimated decrease in the fair value of financial instruments held in the Travelers Insurance Companies, as a result of a 100 basis point increase in interest rates.

In Millions of Dollars at December 31,                  2000     1999(1)
                                                      --------   --------
ASSETS
Investments.........................................   $2,715     $2,594
                                                       ------     ------
LIABILITIES
Long-term debt......................................   $   28     $   33
Contractholder funds................................      542        427
Redeemable securities of subsidiary trusts..........       44         82
                                                       ======     ======

------------------------

(1) Certain information has been restated from that presented in the prior year to reflect reorganizations and to reflect a more consistent view for managing price risk throughout the organization.

    A significant portion of Travelers Insurance Companies liabilities, (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citigroup non-trading portfolios or the Value-at-Risk used for the trading portfolios, described below.

TRADING PORTFOLIOS

    Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new, complex product approval process, established by the business, and approved by independent market risk management.

    Factor Sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in some cases, limited, for all relevant risks taken in a trading portfolio. Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the Factor Sensitivities of the trading portfolio with the volatilities and correlations of those factors.

    Stress Testing is performed on trading portfolios on a regular basis, to estimate the impact of extreme market movements. Stress Testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic stress testing exercises, and utilize the information to make judgments as to the ongoing appropriateness of exposure levels and limits..

    New and/or complex products in trading portfolios are required to be reviewed and approved by the GCIB Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable GCIB policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations and other support areas, as required.

    The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

    For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $29 million at December 31, 2000. Daily exposures at Citicorp averaged $24 million in 2000 and ranged from $16 million to $36 million. At Salomon Smith Barney the aggregate pretax Value-at-Risk in the trading portfolios was $35 million at December 31, 2000. Quarterly exposures at Salomon Smith Barney averaged $28 million in 2000 and ranged from $20 million to $37 million.

    The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2000 and 1999, along with the averages.

                                                   CITICORP                              SALOMON SMITH BARNEY
                                   -----------------------------------------   -----------------------------------------
                                   DEC. 31,     2000     DEC. 31,     1999     DEC. 31,     2000     DEC. 31,     1999
In Millions of Dollars               2000     AVERAGE      1999     AVERAGE      2000     AVERAGE      1999     AVERAGE
                                   --------   --------   --------   --------   --------   --------   --------   --------
Interest rate....................    $ 18       $ 17       $ 15       $ 13       $ 35       $ 26       $ 20       $ 37
Foreign exchange.................       9          9         17          9          2          1         --          5
Equity...........................      20         14         11          9          4          6          6          5
All other (primarily
  commodity).....................       9          5          2          1          6          9          8         10
Covariance adjustment............     (27)       (21)       (21)       (14)       (12)       (14)       (11)       (18)
                                     ----       ----       ----       ----       ----       ----       ----       ----
TOTAL............................    $ 29       $ 24       $ 24       $ 18       $ 35       $ 28       $ 23       $ 39
                                     ====       ====       ====       ====       ====       ====       ====       ====

    The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2000 and 1999.

                                                            CITICORP                              SALOMON SMITH BARNEY
                                            -----------------------------------------   -----------------------------------------
                                                   2000                  1999                  2000                  1999
                                            -------------------   -------------------   -------------------   -------------------
In Millions of Dollars                        LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH
                                            --------   --------   --------   --------   --------   --------   --------   --------
Interest rate.............................    $13        $29         $9        $18        $19        $36        $17        $71
Foreign exchange..........................      5         18          5         17         --          8         --         13
Equity....................................      9         31          5         16          1         20          1         16
All other (primarily commodity)...........      1         18          1          3          5         14          5         16
                                              ===        ===         ==        ===        ===        ===        ===        ===

MANAGEMENT OF CROSS-BORDER RISK

    Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the risk management framework described on pages 60 and 61.

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

    During 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts containing cross-border provisions to be treated as effective guarantees. Purchased credit derivative contracts where Citigroup is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citigroup provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. Total cross-border outstandings and commitments at December 31, 1999 and 1998 have not been restated to reflect this revised FFIEC policy.

CROSS-BORDER OUTSTANDINGS AND COMMITMENTS

    Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets for the respective periods include:

                                                                 DECEMBER 31, 2000
                          -----------------------------------------------------------------------------------------------
                                CROSS-BORDER CLAIMS ON THIRD PARTIES         INVESTMENTS
                          ------------------------------------------------     IN AND
                          TRADING AND   CROSS-BORDER                         FUNDING OF    TOTAL CROSS-
                          SHORT-TERM       RESALE        ALL                    LOCAL         BORDER
In Billions of Dollars     CLAIMS(1)     AGREEMENTS     OTHER      TOTAL     FRANCHISES    OUTSTANDINGS   COMMITMENTS(2)
                          -----------   ------------   --------   --------   -----------   ------------   ---------------
France...............        $7.6           $4.0         $1.8      $13.4        $ --          $13.4            $ 8.4
Germany..............         6.5            3.9          1.7       12.1         0.3           12.4              7.1
United Kingdom.......         4.3            3.0          3.6       10.9          --           10.9             15.4
Netherlands..........         5.6            3.8          1.2       10.6          --           10.6              1.9
Italy................         6.3            1.1          1.5        8.9         1.0            9.9              5.7
Canada...............         2.0            0.2          2.5        4.7         4.2            8.9              5.0
Brazil...............         2.5             --          2.0        4.5         3.6            8.1              0.2
Japan................         3.5            1.1          2.0        6.6         0.8            7.4              0.8
Mexico...............         1.8            0.1          1.7        3.6         0.3            3.9              1.7

                               DECEMBER 31, 1999
                         ------------------------------

                         TOTAL CROSS-
                            BORDER
In Billions of Dollars   OUTSTANDINGS   COMMITMENTS(2)
                         ------------   ---------------
France...............       $ 8.0            $ 2.2
Germany..............        10.9              3.7
United Kingdom.......        19.5             15.5
Netherlands..........         8.1              2.9
Italy................         7.1              0.4
Canada...............         7.1              2.1
Brazil...............         3.8              0.1
Japan................         9.8              0.1
Mexico...............         4.5              0.1

------------------------------

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

    Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, at December 31, 2000, 1999, and 1998 were (in billions) France ($13.5, $7.9, and $8.7), Germany ($16.8, $14.9, and $17.4), the United Kingdom
($9.6, $8.8, and $7.9), the Netherlands ($7.7, $5.0, and $3.9), Italy ($13.9,
$10.2, and $8.7), Canada ($9.0, $7.1, and $5.0), Brazil ($9.8, $4.9, and $4.5),
Japan ($9.1, $10.5, and $18.2), and Mexico ($4.7, $5.2, and $5.9), respectively.

    Cross-border commitments (in billions) at December 31, 1998 were $1.1 for France, $1.4 for Germany, $8.9 for the United Kingdom, $0.8 for the Netherlands, $0.3 for Italy, $1.6 for Canada, $0.1 for Brazil, $0.1 for Japan, and $0.2 for Mexico.

    The sector percentage allocation for bank, public, and private cross-border claims on third parties under FFIEC guidelines at December 31, 2000 was France (31%, 31%, and 38%), Germany (28%, 50%, and 22%), United Kingdom (23%, 16%, and
61%), the Netherlands (20%, 8% and 72%), Italy (17%, 70%, and 13%), Canada (33%,
15% and 52%), Brazil (15%, 37%, and 48%), Japan (16%, 26%, and 58%), and Mexico
(2%, 49%, and 49%), respectively.

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

    Citigroup, Citicorp, Associates and certain of its affiliated companies, TPC and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. All of the commercial paper issued by Associates and its affiliates is guaranteed by Citicorp, and Associates maintains unutilized credit facilities, all guaranteed by Citicorp, in support of approximately 75% of its commercial paper. TPC and TIC each maintains unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

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

CITIGROUP INC. (CITIGROUP)

    Citigroup and TIC have a five-year revolving credit facility in the amount of $1.0 billion with a syndicate of banks that expires in June 2001 and can be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. At December 31, 2000, all of the facility was allocated to Citigroup. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $44 billion at December 31, 2000. At December 31, 2000, there were no borrowings outstanding under this facility.

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

CITIGROUP RATIOS


At Year-End                                               2000       1999
                                                        --------   --------

Tier 1 capital........................................    8.38%      8.87%
Total capital (Tier 1 and Tier 2).....................   11.23      11.32
Leverage(1)...........................................    5.97       6.61
Common stockholders' equity...........................    7.14       7.09
                                                         =====      =====

------------------------

(1) Tier 1 capital divided by adjusted average assets.

    Citigroup maintained a strong capital position during 2000. Total capital (Tier 1 and Tier 2) amounted to $73.0 billion at December 31, 2000, representing 11.23% of net risk-adjusted assets. This compares to $65.9 billion and 11.32% at December 31, 1999. Tier 1 capital of $54.5 billion at December 31, 2000 represented 8.38% of net risk-adjusted assets, compared to $51.6 billion and 8.87% at December 31, 1999. Citigroup's leverage ratio was 5.97% at
December 31, 2000 compared to 6.61% at December 31, 1999. The decrease in the regulatory capital ratios during the year reflects the growth in risk-adjusted and average assets during 2000. See Note 18 of Notes to Consolidated Financial Statements.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

In Millions of Dollars at Year-End                  2000       1999
                                                  --------   --------
TIER 1 CAPITAL
Common stockholders' equity.....................  $ 64,461   $ 56,395
Perpetual preferred stock.......................     1,745      1,895
Mandatorily redeemable securities of subsidiary
  trusts........................................     4,920      4,920
Minority interest(1)............................       334      1,501
Less: Net unrealized gains on securities
  available for sale(2).........................      (973)    (1,647)
Intangible assets:(3)...........................
  Goodwill......................................   (11,972)    (8,170)
  Other intangible assets.......................    (3,572)    (3,183)
Net unrealized losses on available-for-sale
  equity securities, net of tax(2)..............       (68)        --
50% investment in certain subsidiaries(4).......       (82)      (107)
Other...........................................      (295)        --
                                                  --------   --------
TOTAL TIER 1 CAPITAL............................    54,498     51,604
                                                  --------   --------
TIER 2 CAPITAL
Allowance for credit losses(5)..................     8,140      7,294
Qualifying debt(6)..............................    10,492      6,728
Unrealized marketable equity securities
  gains(2)......................................        --        363
Less: 50% investment in certain
  subsidiaries(4)...............................       (82)      (107)
                                                  --------   --------
TOTAL TIER 2 CAPITAL............................    18,550     14,278
                                                  --------   --------
TOTAL CAPITAL (TIER 1 AND TIER 2)...............  $ 73,048   $ 65,882
                                                  ========   ========
NET RISK--ADJUSTED ASSETS(7)....................  $650,351   $581,858
                                                  ========   ========

------------------------

(1) The decrease is primarily related to the purchase of all of the outstanding shares of common stock of TPC not previously owned.

(2) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(3) The increase in goodwill and other intangibles was attributable to the acquisitions completed during the year, including TPC's minority interest, Schroders, Handlowy, Reliance, Copelco, and Siembra.

(4) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.

(5) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(6) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. The net increase in qualifying debt during 2000 includes $4.25 billion of Citigroup subordinated debt, offset by net redemptions of subsidiary-obligated debt.

(7) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $27.7 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2000, compared to $32.9 billion as of December 31, 1999. Market risk-equivalent assets included in net risk-adjusted assets amounted to $39.6 billion and $43.1 billion at December 31, 2000 and 1999, respectively. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

    Common stockholders' equity increased a net $8.1 billion during the year to $64.5 billion at December 31, 2000, representing 7.14% of assets, compared to $56.4 billion and 7.09% at year-end 1999. The increase in common stockholders' equity during the year principally reflected net income of $13.5 billion and $1.4 billion related to the issuance of shares pursuant to employee benefit plans, change in unrealized gains on investment securities and other activity, partially offset by treasury stock acquired of $4.1 billion and dividends declared on common and preferred stock of $2.7 billion. The increase in the common stockholders' equity ratio during the year reflected the above items, which was partially offset by the increase in total assets.

    During the 2000 third quarter, the Board of Directors approved an additional $5 billion in the existing authority for the periodic repurchase of Citigroup common stock. During the 2000 first quarter, Citigroup redeemed its Series T perpetual preferred stock for $150 million.

    All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 2000 and 1999 qualify as Tier 1 capital. The amount outstanding for both periods includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities.

    Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 2000, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

    On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citigroup.

    On January 16, 2001, the Basel Committee on Banking Supervision (Committee) released the second consultative package on the new Basel Capital Accord (new Accord). The proposal modifies and substantially expands a proposal issued for comment by the Committee in June 1999 and describes the methods by which banks can determine their minimum regulatory capital requirements. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized by year-end 2001, with implementation of the new framework beginning in 2004. The Company is monitoring the status and progress of the proposed rule.

    Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding two paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

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

    A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 55% of total funding at both December 31, 2000 and 1999 are broadly diversified by both geography and customer segments.

    Stockholder's equity, which grew $12.4 billion during the year to $47.9 billion at year-end 2000, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2000 was $80.3 billion, compared with $67.8 billion at year-end 1999.

    Asset securitization programs remain an important source of liquidity. Loans securitized during 2000 included $9.1 billion of U.S. credit cards and $12.0 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2000, the scheduled amortization of certain credit card securitization transactions made available $7.4 billion of new receivables. In addition, at least $13.1 billion of credit card securitization transactions are scheduled to amortize during 2001.

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

    Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2001, without regulatory approval, of approximately $7.2 billion, adjusted by the effect of their net income (loss) for 2001 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $6.4 billion of the available $7.2 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

    Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

    Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

CITICORP RATIOS


At Year-End                                               2000       1999
                                                        --------   --------

Tier 1 capital........................................    8.41%      7.32%
Total capital (Tier 1 and Tier 2).....................   12.29      10.69
Leverage(1)...........................................    7.54       6.51
Common stockholder's equity...........................    8.68       7.52
                                                         =====      =====

------------------------

(1) Tier 1 capital divided by adjusted average assets.

    Citicorp maintained a strong capital position during 2000. Total capital (Tier 1 and Tier 2) amounted to $58.0 billion at December 31, 2000, representing 12.29% of net risk-adjusted assets. This compares with $42.5 billion and 10.69% at December 31, 1999. Tier 1 capital of $39.7 billion at year-end 2000 represented 8.41% of net risk-adjusted assets, compared with $29.1 billion and 7.32% at year-end 1999. The Tier 1 capital ratio at year-end 2000 was above Citicorp's target range of 8.00% to 8.30%. See Note 18 of Notes to Consolidated Financial Statements.

ASSOCIATES FIRST CAPITAL CORPORATION (ASSOCIATES)

    Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 through 2005, provide a means of managing liquidity and ensure that funds are always available to satisfy maturing short-term obligations. At December 31, 2000, these facilities provided coverage of approximately 75% of Associates' commercial paper borrowings and utilized uncommitted lines of credit. In connection with Citigroup's November 30, 2000 acquisition of Associates in which Associates became a wholly owned subsidiary of Citicorp, Citicorp guaranteed various debt obligations of Associates, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity. At December 31, 2000, this requirement was exceeded by $32.6 billion.

CITIFINANCIAL CREDIT COMPANY (CCC)

    CCC, an indirect subsidiary of Citicorp, has five-year revolving credit facilities in the amount of $3.4 billion that expire in 2002. Citicorp guarantees various debt obligations of CCC, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $32.6 billion. At December 31, 2000, there were no borrowings outstanding under these facilities.

TRAVELERS PROPERTY CASUALTY CORP. (TPC)

    TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TPC is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $5.6 billion. At December 31, 2000, there were no borrowings outstanding under this facility.

    TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department.

SALOMON SMITH BARNEY HOLDINGS INC. (SALOMON SMITH BARNEY)

    Salomon Smith Barney's total assets were $238 billion at December 31,2000, compared to $221 billion at year-end 1999. Due to the nature of Salomon Smith Barney's trading activities it is not uncommon for asset levels to fluctuate from period to period. At December 31, 2000, approximately 39% of these assets represent trading securities, commodities, and derivatives used for proprietary trading and to facilitate customer transactions, and approximately 43% of these assets were related to collateralized financing transactions where securities are bought, borrowed, sold, and lent in generally offsetting amounts. A significant portion of the remainder of the assets represented receivables from brokers, dealers, clearing organizations, and customers that relate to securities transactions in the process of being settled. The carrying values of the majority of Salomon Smith Barney's securities inventories are adjusted daily to reflect current prices. See Notes 1, 5, 6, 7, 8, and 23 of Notes to the Consolidated Financial Statements for a further description of these assets.

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

    Salomon Smith Barney funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and TruPS.-Registered Trademark- Secured short-term financing, including repurchase agreements and secured loans, is Salomon Smith Barney's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes, and corporate loans.

    Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit that extends through May 2001. Salomon Smith Barney may borrow under this revolving credit facility at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for this facility through commitment fees. Under this facility Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $4.3 billion. At December 31, 2000, there were no borrowings outstanding under this facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

    Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $19.7 billion at December 31, 2000 and $18.0 billion at December 31,1999. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

THE TRAVELERS INSURANCE COMPANY (TIC)

    At December 31, 2000, TIC had $29.7 billion of life and annuity product deposit funds and reserves. Of that total, $16.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.3 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $2.9 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.9 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.5%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.5 billion of liabilities are surrenderable without charge. More than 12.7% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

    Scheduled maturities of guaranteed investment contracts (GICs) in 2001, 2002, 2003, 2004, and thereafter are $3.607 billion, $944 million, $809 million, $787 million, and $2.662 billion, respectively. At December 31, 2000, the interest rates credited on GICs had a weighted average rate of 6.75%.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $984 million of statutory surplus is available by the end of the year 2001 for such dividends without the prior approval of the Connecticut Insurance Department.

INSURANCE INDUSTRY-RISK BASED CAPITAL

    The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At
December 31, 2000 and 1999, all of the Company's life and property & casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

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

    Citigroup's accounting policies and internal control are under the general oversight of the Board of Directors, acting through the Audit Committee of the Board. The Committee is composed entirely of directors who are not officers or employees of Citigroup. The Committee reviews reports by internal audit covering its extensive program of audit and risk reviews worldwide. In addition, KPMG LLP, independent auditors, are engaged to audit Citigroup's financial statements.

    KPMG LLP obtains and maintains an understanding of Citigroup's internal control and procedures for financial reporting and conducts such tests and other auditing procedures as it considers necessary in the circumstances to express the opinion in its report that follows. KPMG LLP has full access to the Audit Committee, with no members of management present, to discuss its audit and its findings as to the integrity of Citigroup's financial reporting and the effectiveness of internal control.

    Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 2000.


                   [LOGO]                                         [LOGO]
Sanford I. Weill                               Todd S. Thomson
Chairman and Chief Executive Officer           Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

[LOGO]

The Board of Directors and Stockholders
Citigroup Inc.:

    We have audited the accompanying consolidated statement of financial position of Citigroup Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for insurance-related assessments, accounting for insurance and reinsurance contracts that do not transfer insurance risk, and accounting for the costs of start-up activities.

KPMG LLG

New York, New York

January 16, 2001

CONSOLIDATED FINANCIAL STATEMENTS

                        CITIGROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
In Millions of Dollars, Except Per Share Amounts                2000       1999       1998
                                                              --------   --------   --------
REVENUES
Loan interest, including fees...............................  $ 37,377   $33,018    $31,144
Other interest and dividends................................    27,562    21,971     23,392
Insurance premiums..........................................    12,429    11,504     10,324
Commissions and fees........................................    16,363    13,229     12,395
Principal transactions......................................     5,981     5,160      1,780
Asset management and administration fees....................     5,338     4,164      2,292
Realized gains from sales of investments....................       806       541        841
Other income................................................     5,970     4,809      3,757
                                                              --------   -------    -------
Total revenues..............................................   111,826    94,396     85,925
Interest expense............................................    36,638    28,674     30,692
                                                              --------   -------    -------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................    75,188    65,722     55,233
                                                              --------   -------    -------
BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense....................    10,147     9,120      8,527
Provision for credit losses.................................     5,339     4,760      4,261
                                                              --------   -------    -------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES...................    15,486    13,880     12,788
                                                              --------   -------    -------
OPERATING EXPENSES
Non-insurance compensation and benefits.....................    18,633    16,169     14,615
Insurance underwriting, acquisition, and operating..........     3,643     3,765      3,372
Restructuring-related items and merger-related costs........       759       (53)       795
Other operating expenses....................................    15,524    13,810     12,578
                                                              --------   -------    -------
TOTAL OPERATING EXPENSES....................................    38,559    33,691     31,360
                                                              --------   -------    -------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES..............................    21,143    18,151     11,085
Provision for income taxes..................................     7,525     6,530      3,907
Minority interest, net of income taxes......................        99       251        228
                                                              --------   -------    -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......    13,519    11,370      6,950
                                                              --------   -------    -------
Cumulative effect of accounting changes.....................        --      (127)        --
                                                              --------   -------    -------
NET INCOME..................................................  $ 13,519   $11,243    $ 6,950
                                                              ========   =======    =======
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $   2.69   $  2.26    $  1.35
Cumulative effect of accounting changes.....................        --     (0.03)        --
                                                              --------   -------    -------
NET INCOME..................................................  $   2.69   $  2.23    $  1.35
                                                              ========   =======    =======
Weighted average common shares outstanding..................   4,977.0   4,979.2    4,995.1
                                                              --------   -------    -------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $   2.62   $  2.19    $  1.31
Cumulative effect of accounting changes.....................        --     (0.02)        --
                                                              --------   -------    -------
NET INCOME..................................................  $   2.62   $  2.17    $  1.31
                                                              ========   =======    =======
Adjusted weighted average common shares outstanding.........   5,122.2   5,127.8    5,143.7
                                                              ========   =======    =======

                See Notes to Consolidated Financial Statements.

                        CITIGROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                 DECEMBER 31,
                                                              -------------------
In Millions of Dollars                                          2000       1999
                                                              --------   --------
ASSETS
Cash and due from banks (including segregated cash and other
  deposits).................................................  $ 14,621   $ 15,978
Deposits at interest with banks.............................    16,164     12,266
Federal funds sold and securities borrowed or purchased
  under agreements to resell................................   105,877    112,655
Brokerage receivables.......................................    25,696     22,219
Trading account assets (including $83,821 pledged to
  creditors at December 31, 2000)...........................   132,513    107,061
Investments (including $3,354 pledged to creditors at
  December 31, 2000)........................................   120,122    116,052
Loans, net of unearned income
  Consumer..................................................   228,879    194,569
  Commercial................................................   138,143    120,332
                                                              --------   --------
Loans, net of unearned income...............................   367,022    314,901
  Allowance for credit losses...............................    (8,961)    (8,853)
                                                              --------   --------
Total loans, net............................................   358,061    306,048
Reinsurance recoverables....................................    10,541      9,705
Separate and variable accounts..............................    24,947     23,118
Other assets................................................    93,668     70,482
                                                              --------   --------
TOTAL ASSETS................................................  $902,210   $795,584
                                                              ========   ========
LIABILITIES
Non-interest-bearing deposits in U.S. offices...............  $ 21,694   $ 19,506
Interest-bearing deposits in U.S. offices...................    58,913     49,052
Non-interest-bearing deposits in offices outside the U.S....    13,811     12,021
Interest-bearing deposits in offices outside the U.S........   206,168    180,994
                                                              --------   --------
Total deposits..............................................   300,586    261,573
Federal funds purchased and securities loaned or sold under
  agreements to repurchase..................................   110,625     92,591
Brokerage payables..........................................    15,882     13,438
Trading account liabilities.................................    85,107     90,500
Contractholder funds and separate and variable accounts.....    44,884     41,335
Insurance policy and claims reserves........................    44,666     43,842
Investment banking and brokerage borrowings.................    18,227     13,719
Short-term borrowings.......................................    51,675     44,339
Long-term debt..............................................   111,778     88,481
Other liabilities...........................................    47,654     42,556
Citigroup or subsidiary obligated mandatorily redeemable
  securities of subsidiary trusts holding solely junior
  subordinated debt securities of--Parent...................     2,300      2,300
                                 --Subsidiary...............     2,620      2,620
                                                              --------   --------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares:
30 million), at aggregate liquidation value.................     1,745      1,895
Common stock ($.01 par value; authorized shares:
10 billion), issued shares: 2000--5,351,143,583 SHARES and
  1999--5,350,977,319 shares................................        54         54
Additional paid-in capital..................................    16,504     15,307
Retained earnings...........................................    58,862     47,997
Treasury stock, at cost: 2000--328,921,189 SHARES and
  1999--326,918,585 shares..................................   (10,213)    (7,662)
Accumulated other changes in equity from nonowner sources...       123      1,155
Unearned compensation.......................................      (869)      (456)
                                                              --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................    66,206     58,290
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $902,210   $795,584
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                        CITIGROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------
                                                                       AMOUNTS                            SHARES
                                                            ------------------------------   ---------------------------------
In Millions of Dollars Except Shares in Thousands             2000       1999       1998       2000        1999        1998
                                                            --------   --------   --------   ---------   ---------   ---------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of year................................  $  1,895   $ 2,274    $ 3,346        6,831       8,327      14,812
Redemption or retirement of preferred stock...............      (150)     (379)    (1,072)        (598)     (1,496)     (6,485)
                                                            --------   -------    -------    ---------   ---------   ---------
Balance, end of year......................................     1,745     1,895      2,274        6,233       6,831       8,327
                                                            --------   -------    -------    ---------   ---------   ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year................................    15,361    14,210     16,504    5,350,977   5,338,223   5,533,833
Employee benefit plans....................................     1,119     1,036        537           --         381         278
Issuance of common stock..................................        --        --      1,267           --          --      25,375
Conversion of redeemable preferred stock to common
  stock...................................................        --       140        293           --      12,489      26,375
Exercise of common stock warrants.........................        --        --        131           --          --      20,260
Retirement of treasury stock..............................        --        --     (4,497)          --          --    (267,851)
Other.....................................................        78       (25)       (25)         167        (116)        (47)
                                                            --------   -------    -------    ---------   ---------   ---------
Balance, end of year......................................    16,558    15,361     14,210    5,351,144   5,350,977   5,338,223
                                                            --------   -------    -------    ---------   ---------   ---------
RETAINED EARNINGS
Balance, beginning of year................................    47,997    38,893     33,923
Net income................................................    13,519    11,243      6,950
Common dividends..........................................    (2,535)   (1,990)    (1,764)
Preferred dividends.......................................      (119)     (149)      (216)
                                                            --------   -------    -------
Balance, end of year......................................    58,862    47,997     38,893
                                                            --------   -------    -------
TREASURY STOCK, AT COST
Balance, beginning of year................................    (7,662)   (4,829)    (6,605)    (326,918)   (288,935)   (465,744)
Issuance of shares pursuant to employee benefit plans.....     1,465     1,116        432       83,601      78,469      36,629
Treasury stock acquired...................................    (4,066)   (3,954)    (3,139)     (87,149)   (116,697)   (126,742)
Retirement of treasury stock..............................        --        --      4,497           --          --     267,851
Other.....................................................        50         5        (14)       1,544         245        (929)
                                                            --------   -------    -------    ---------   ---------   ---------
Balance, end of year......................................   (10,213)   (7,662)    (4,829)    (328,922)   (326,918)   (288,935)
                                                            --------   -------    -------    ---------   ---------   ---------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year................................     1,155       984      1,250
Net change in unrealized gains and losses on investment
  securities, net of tax..................................      (674)      214       (264)
Foreign currency translations adjustment, net of tax......      (358)      (43)        (2)
                                                            --------   -------    -------
Balance, end of year......................................       123     1,155        984
                                                            --------   -------    -------
UNEARNED COMPENSATION
Balance, beginning of year................................      (456)     (497)      (462)
Net issuance of restricted stock..........................    (1,055)     (380)      (420)
Restricted stock amortization.............................       642       421        385
                                                            --------   -------    -------
Balance, end of year......................................      (869)     (456)      (497)
                                                            --------   -------    -------
TOTAL COMMON STOCKHOLDERS' EQUITY AND COMMON SHARES
  OUTSTANDING.............................................    64,461    56,395     48,761    5,022,222   5,024,059   5,049,288
                                                            --------   -------    -------    =========   =========   =========
TOTAL STOCKHOLDERS' EQUITY................................  $ 66,206   $58,290    $51,035
                                                            ========   =======    =======
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income................................................  $ 13,519   $11,243    $ 6,950
Other changes in equity from nonowner sources, net of
  tax.....................................................    (1,032)      171       (266)
                                                            --------   -------    -------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES.............  $ 12,487   $11,414    $ 6,684
                                                            --------   -------    -------

                See Notes to Consolidated Financial Statements.

                        CITIGROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
In Millions of Dollars                                          2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  13,519   $  11,243   $   6,950
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred policy acquisition costs and
    value of insurance in force.............................      1,676       1,613       1,509
  Additions to deferred policy acquisition costs............     (2,154)     (1,961)     (1,784)
  Depreciation and amortization.............................      2,648       2,226       1,810
  Deferred tax provision (benefit)..........................      1,537         598        (210)
  Provision for credit losses...............................      5,339       4,760       4,261
  Change in trading account assets..........................    (25,452)      9,928      63,099
  Change in trading account liabilities.....................     (5,393)     (3,848)    (32,804)
  Change in Federal funds sold and securities borrowed or
    purchased under agreements to resell....................      6,778     (17,824)     25,136
  Change in Federal funds purchased and securities loaned or
    sold under agreements to repurchase.....................     18,034      11,566     (51,078)
  Change in brokerage receivables net of brokerage
    payables................................................     (1,033)     (4,926)       (991)
  Change in insurance policy and claims reserves............        824         405         112
  Net gains on sales of investments.........................       (806)       (541)       (841)
  Venture capital activity..................................     (1,044)       (863)       (698)
  Restructuring-related items and merger-related costs......        759         (53)        795
  Cumulative effect of accounting changes, net of tax.......         --         127          --
  Other, net................................................    (12,559)     (1,227)     (8,527)
                                                              ---------   ---------   ---------
TOTAL ADJUSTMENTS...........................................    (10,846)        (20)       (211)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      2,673      11,223       6,739
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks...................     (3,898)       (573)      1,390
Change in loans.............................................    (82,985)   (120,970)   (176,466)
Proceeds from sales of loans................................     32,580      94,677     150,037
Purchases of investments....................................   (103,461)    (92,495)    (90,408)
Proceeds from sales of investments..........................     67,561      49,678      46,798
Proceeds from maturities of investments.....................     34,774      35,525      34,220
Other investments, primarily short-term, net................     (3,086)      2,677      (4,237)
Capital expenditures on premises and equipment..............     (2,249)     (1,750)     (2,135)
Proceeds from sales of premises and equipment, subsidiaries
  and affiliates, and repossessed assets....................      1,232       3,437         764
Business acquisitions.......................................     (8,843)     (6,321)     (6,573)
                                                              ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................    (68,375)    (36,115)    (46,610)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..............................................     (2,654)     (2,139)     (1,988)
Issuance of common stock....................................        958         758       1,685
Issuance of mandatorily redeemable securities of subsidiary
  trusts....................................................         --         600       1,325
Redemption of preferred stock...............................       (150)       (388)     (1,040)
Treasury stock acquired.....................................     (4,066)     (3,954)     (3,139)
Stock tendered for payment of withholding taxes.............       (593)       (496)       (520)
Issuance of long-term debt..................................     43,527      18,537      27,561
Payments and redemptions of long-term debt..................    (22,330)    (18,835)    (17,356)
Change in deposits..........................................     39,013      32,160      29,546
Change in short-term borrowings including investment banking
  and brokerage borrowings..................................      9,851        (580)      3,662
Contractholder fund deposits................................      6,077       5,933       4,422
Contractholder fund withdrawals.............................     (4,758)     (5,028)     (2,579)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     64,875      26,568      41,579
                                                              ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM
  BANKS.....................................................       (530)        (98)        (82)
                                                              ---------   ---------   ---------
Change in cash and due from banks...........................     (1,357)      1,578       1,626
Cash and due from banks at beginning of period..............     15,978      14,400      12,774
                                                              ---------   ---------   ---------
Cash and due from banks at end of period....................  $  14,621   $  15,978   $  14,400
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes................  $   5,357   $   4,314   $   3,445
Cash paid during the period for interest....................     34,924      27,502      29,501
Non-cash investing activities--transfers to repossessed
  assets....................................................        820         862         688
Non-cash effects of accounting for the conversion of
  investments in Nikko Securities Co., Ltd..................        702          --          --
                                                              =========   =========   =========

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

    CASH FLOWS. Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

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

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

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

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

    COMMISSIONS, UNDERWRITING AND PRINCIPAL TRANSACTIONS revenues and related expenses are recognized in income on a trade date basis.

    CONSUMER LOANS includes loans managed by the Global Consumer business, The Citigroup Private Bank and Associates. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

    COMMERCIAL LOANS represent loans managed by the Global Corporate and Investment Bank and Associates. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

    SECURITIZATIONS include sales of credit card receivables, mortgages and home equity loans.

    Revenue on securitized credit card receivables is recorded monthly as earned over the term of each securitization transaction, which may range up to 12 years. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been sold.

    Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and

                        CITIGROUP INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers.

    The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as investments.

    Servicing rights retained in the securitization of mortgage and home equity loans are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. The fair market values are determined using either financial models, quoted market prices or sales of similar assets. Gain or loss on sale is recognized at the time of the securitizations. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment.

    LOANS HELD FOR SALE. Credit card and other receivables and mortgage loans originated for sale are classified as loans held for sale, which are accounted for at the lower of cost or market value in other assets with net credit losses charged to other income.

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

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Each portfolio of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for loan losses attributed to these loans is established via a process which begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses which reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; consideration of economic, geographical, product, and other environmental factors; and model imprecision.

    REPOSSESSED ASSETS. Upon repossession, loans are adjusted if necessary to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

    RISK MANAGEMENT ACTIVITIES--DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS USED FOR NON-TRADING PURPOSES. The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars. These end-user derivative contracts include qualifying hedges and qualifying positions that modify the interest rate characteristics of specified financial instruments. Derivative instruments not qualifying as end-user positions are treated as trading positions and carried at fair value.

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

    The effectiveness of these contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a contract is found to be ineffective, it no longer qualifies as an end-user position and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in earnings.

    End-user contracts are primarily employed in association with on-balance sheet instruments accounted for at amortized cost, including loans, deposits, and long-term debt, and with credit card and other securitizations. These qualifying end-user contracts are accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options are accrued according to the contractual terms and included currently in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of

                        CITIGROUP INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) option premiums). Amounts paid or received over the life of futures contracts are deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts are accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield.

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

    Foreign exchange contracts which qualify under applicable accounting guidelines as hedges of foreign currency exposures, including net capital investments outside the U.S., are revalued at the spot rate with any forward premium or discount recognized over the life of the contract in interest revenue or interest expense. Gains and losses on foreign exchange contracts which qualify as a hedge of a firm commitment are deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would lead to recognizing losses on the transaction in later periods.

    In 2001 Citigroup adopted Statement of Financial Accounting Standards
No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard significantly changes the accounting treatment of derivatives and foreign exchange contracts used for non-trading purposes. See Future Application of Accounting Standards--Derivatives and hedge accounting section on page 90 for further explanation.

    INSURANCE PREMIUMS from long-duration contracts, principally life insurance, are earned when due. Premiums from short-duration insurance contracts are earned over the related contract period. Short-duration contracts include primarily property and casualty, including estimated ultimate premiums on retrospectively rated policies, and credit life and accident and health policies.

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

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED POLICY ACQUISITION COSTS, included in other assets, for the life business represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies. Deferred policy acquisition costs for traditional life business are amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Deferred policy acquisition costs of other business lines are generally amortized over the life of the insurance contract or at a constant rate based upon the present value of estimated gross profits expected to be realized. For certain property and casualty lines, acquisition costs (primarily commissions and premium taxes) have been deferred to the extent recoverable from future earned premiums and are amortized ratably over the terms of the related policies. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not recoverable, are charged to expense. All other acquisition expenses are charged to operations as incurred.

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

    INSURANCE POLICY AND CLAIMS RESERVES represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest rate assumptions (ranging from 2.5% to 8.1%) applicable to these coverages, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed. Property-casualty reserves include (1) unearned premiums representing the unexpired portion of policy premiums, and
(2) estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based on experience.

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

    CONTRACTHOLDER FUNDS represent receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions (ranging from 3.5% to 10.0%) based

                        CITIGROUP INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on contract provisions, the Company's experience and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

    EMPLOYEE BENEFITS EXPENSE includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options granted in prior periods was recorded over the periods to the vesting dates. Upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital.

    INCOME TAXES. Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return. The major life insurance subsidiaries are included in their own consolidated federal income tax return. Citicorp and Associates each filed their own separate consolidated federal income tax returns prior to the respective mergers.

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

    The Board of Directors on July 18, 2000 declared a four-for-three split in Citigroup's common stock, which was paid in the form of a 33 1/3% stock dividend on August 25, 2000. Prior year information has been restated to reflect the stock split.

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

    DEPOSIT ACCOUNTING. During the first quarter of 1999, the Company adopted SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. The initial adoption resulted in a cumulative catch-up adjustment recorded as a credit to earnings of $23 million after-tax and minority interest.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

    DERIVATIVES AND HEDGE ACCOUNTING. On January 1, 2001 Citigroup adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), when the rules became effective for calendar year companies.

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

    For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. Citigroup's cash flow hedges will primarily include hedges of floating rate credit card receivables and loans and foreign currency denominated funding. As a result, while the earnings impact of cash flow hedges may be similar to existing accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources may vary depending on market conditions.

                        CITIGROUP INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. The ineffective portion will be reflected in current period earnings. Citigroup uses such derivative contracts as part of its strategy for hedging its net foreign investments. The impact on earnings and other changes in stockholders' equity from nonowner sources is not expected to be materially different from the current accounting practice.

    Non-trading derivatives that do not qualify as hedges under the new rules will be carried at fair value with changes in value included in current earnings.

    In order to adopt these new rules, the initial revaluation of these derivatives along with the initial revaluations of other items discussed in the preceding paragraphs, are required to be recorded as cumulative effects of a change in accounting principle, after tax, either in net income if the hedging relationship could have been considered a fair value type hedge prior to adoption or in other changes in stockholders' equity from nonowner sources, if the hedging relationship could have been considered a cash flow type hedge prior to adoption. The initial transition adjustments required to adopt SFAS 133 are not significant.

    Citigroup will likely change certain risk management strategies outside of its trading activities, and it also anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material ongoing impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

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

    INTEREST INCOME AND IMPAIRMENT ON CERTAIN ASSET-BACKED SECURITIES. In November 2000, the Emerging Issues Task Force (EITF) of the FASB finalized guidance on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20, which is effective for the quarter beginning April 1, 2001, provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The Company is evaluating the potential impact of implementing the new accounting standard.

                        CITIGROUP INC. AND SUBSIDIARIES

2.  SIGNIFICANT BUSINESS ACQUISITIONS

ACQUISITION OF ASSOCIATES

    On November 30, 2000, Citigroup Inc., completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup Inc. common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America, a subsidiary of Associates (ACONA). Associates' and ACONA's debt securities and commercial paper will no longer be separately rated.

    The consolidated financial statements give retroactive effect to the acquisition in a transaction accounted for as a pooling of interests, with all periods presented as if Citigroup and Associates had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citigroup and Associates. The following table sets forth the results of operations for the separate companies and the combined amounts for periods prior to the acquisition.

                                                 NINE MONTHS
                                                    ENDED           YEAR ENDED
                                                SEPTEMBER 30,      DECEMBER 31,
                                                -------------   -------------------
In Millions of Dollars                              2000          1999       1998
                                                -------------   --------   --------
TOTAL REVENUES, NET OF INTEREST EXPENSE
Citigroup.....................................     $49,225      $57,237    $48,936
Associates....................................       6,855        8,225      6,180
Reclassifications(1)..........................         140          302        182
Conforming adjustments(2).....................         (35)         (42)       (65)
                                                   -------      -------    -------
CITIGROUP.....................................     $56,185      $65,722    $55,233
                                                   -------      -------    -------
NET INCOME
Citigroup.....................................     $ 9,683      $ 9,867    $ 5,807
Associates....................................       1,151        1,490      1,224
Conforming adjustments(2).....................        (155)        (114)       (81)
                                                   -------      -------    -------
CITIGROUP.....................................     $10,679      $11,243    $ 6,950
                                                   =======      =======    =======

------------------------

(1) Reclassifications have been made to conform the Company's post-merger presentation.

(2) Conforming adjustments include the effects of conforming Associates' policies to the policies applied by Citigroup primarily for recognizing charge-offs on finance receivables, capitalizing insurance policy deferred acquisition costs, and recognizing revenue on leases and finance receivables and the related tax effects.

                        CITIGROUP INC. AND SUBSIDIARIES

2.  SIGNIFICANT BUSINESS ACQUISITIONS (CONTINUED)
MERGER WITH CITICORP

    On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group, Inc. (TRV) (the Merger). Following the Merger, TRV changed its name to Citigroup Inc. (Citigroup). The Merger was accounted for under the pooling of interests method.

CONVERSION OF CONVERTIBLE BONDS OF NIKKO SECURITIES CO., LTD.

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

ACQUISITION OF TRAVELERS PROPERTY CASUALTY CORP. (TPC) MINORITY INTEREST

    During April 2000, The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of the Company, completed a cash tender offer to purchase all of the outstanding shares of TPC not previously owned.

ACQUISITION OF AVCO FINANCIAL SERVICES

    On January 6, 1999, Associates purchased the assets and assumed the liabilities of Avco Financial Services, Inc. (Avco) for $3.9 billion. Associates assumed from Avco approximately $7.5 billion in debt and, after giving effect to the sale of certain of the non-strategic operations, acquired $6.0 billion in finance receivables, $2.1 billion in goodwill and $690 million in other intangible assets.

ACQUISITION OF UNIVERSAL CARD SERVICES

    On April 2, 1998, Citicorp completed its acquisition of Universal Card Services from AT&T for $3.5 billion in cash. This purchase added $15 billion in customer receivables and 13.5 million accounts. In addition, Citicorp entered into a ten-year cobranding and joint marketing agreement with AT&T.

3.  BUSINESS SEGMENT INFORMATION

    Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, Associates, and Investment Activities.

    The Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services, investment services, credit and charge card services, and life, auto and homeowners insurance. The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in 100 countries and territories with a broad range of financial products and

                        CITIGROUP INC. AND SUBSIDIARIES

3. BUSINESS SEGMENT INFORMATION (CONTINUED) services, including investment advice, financial planning and retail brokerage services, banking and financial services, and commercial insurance products. The Global Investment Management and Private Banking segment offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services to institutional, high net worth, and retail clients. Associates provides finance, leasing, insurance and related services to individual consumers and businesses in the United States and internationally. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate- and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses.

    The following table presents certain information regarding these industry segments:

                                  TOTAL REVENUES, NET OF               PROVISION FOR
In Millions of Dollars,            INTEREST EXPENSE(1)                  INCOME TAXES               NET INCOME (LOSS)(2)(4)
Except Identifiable Assets    ------------------------------   ------------------------------   ------------------------------
in Billions                    2000     1999(3)    1998(3)      2000     1999(3)    1998(3)      2000     1999(3)    1998(3)
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
Global Consumer.............  $28,519    $26,140    $22,907     $2,960     $2,492     $1,657    $ 5,281    $ 4,291     $2,777
Global Corporate and
  Investment Bank...........   32,094     27,505     22,441      3,358      2,838      1,250      6,359      4,990      2,372
Global Investment Management
  and Private Banking.......    3,299      2,706      2,404        425        378        293        674        599        456
Associates..................    9,728      8,489      6,297        553        827        673        850      1,380      1,143
Investment Activities.......    2,245      1,090      1,323        782        355        435      1,363        658        832
Corporate/Other.............     (697)      (208)      (139)      (553)      (360)      (401)    (1,008)      (675)      (630)
                              -------    -------    -------     ------     ------     ------    -------    -------     ------
TOTAL                         $75,188    $65,722    $55,233     $7,525     $6,530     $3,907    $13,519    $11,243     $6,950
                              =======    =======    =======     ======     ======     ======    =======    =======     ======

                                   IDENTIFIABLE ASSETS
In Millions of Dollars,                 AT YEAR-END
Except Identifiable Assets      ------------------------------
in Billions                      2000     1999(3)    1998(3)
                               --------   --------   --------
Global Consumer.............    $271       $235       $216
Global Corporate and
  Investment Bank...........     481        427        410
Global Investment Management
  and Private Banking.......      31         26         20
Associates..................      97         84         76
Investment Activities.......      10         11          8
Corporate/Other.............      12         13         10
                                ----       ----       ----
TOTAL                           $902       $796       $740
                                ====       ====       ====

------------------------------

(1) Includes total revenues, net of interest expense in the United States of $53.3 billion, $47.5 billion, and $42.2 billion in 2000, 1999, and 1998, respectively. Total revenues, net of interest expense attributable to individual foreign countries are not material to the total.

(2) For the 2000 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, Associates, and Corporate/Other results reflect after-tax restructuring-related charges and merger-related costs of $13 million, $11 million, $11 million, $531 million, and $55 million, respectively. For the 1999 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, Associates, and Corporate/ Other results reflect after-tax restructuring charges (credits) of $56 million, ($121) million, ($2) million, $22 million, and $20 million, respectively. For the 1998 period, Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges (credits) and merger-related costs of $401 million, ($26) million, $53 million, and $107 million, respectively.

(3) Reclassified to conform to the 2000 presentation.

(4) Includes provision for credit losses (benefits) in the Global Consumer results of $8.1 billion, $7.6 billion, and $7.0 billion, in the Global Corporate and Investment Bank results of $4.1 billion, $3.9 billion, and $4.2 billion, in the Global Investment Management and Private Banking results of $23 million, $12 million, and $5 million, in the Associates results of $3.3 billion, $2.4 billion, and $1.7 billion, and in the Corporate/Other results of ($2) million, $33 million, and ($1) million for 2000, 1999,

                        CITIGROUP INC. AND SUBSIDIARIES

3. BUSINESS SEGMENT INFORMATION (CONTINUED) and 1998, respectively. Includes provision for credit losses (benefits) in the Investment Activities results of $7 million and ($10) million in 2000 and 1998, respectively.

4.  INVESTMENTS

In Millions of Dollars at Year-end                       2000          1999
                                                       --------      --------
Fixed maturities, primarily available for sale at
  fair value.........................................  $ 99,484      $ 99,352
Equity securities, primarily at fair value...........     6,652         6,851
Venture capital, at fair value.......................     5,204         4,160
Short-term and other.................................     8,782         5,689
                                                       --------      --------
                                                       $120,122      $116,052
                                                       ========      ========

    The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                       2000                                             1999
                                  ----------------------------------------------   ----------------------------------------------
                                                GROSS        GROSS                               GROSS        GROSS
In Millions of dollars at          AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
 Year-End                            COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                                   ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
FIXED MATURITY SECURITIES HELD
  TO MATURITY, PRINCIPALLY
  MORTGAGE-BACKED
  SECURITIES(1).................   $    28      $   --       $   --     $    28     $    33      $    3       $   --     $    36
                                   -------      ------       ------     -------     -------      ------       ------     -------
FIXED MATURITY SECURITIES
  AVAILABLE FOR SALE
Mortgage-backed securities,
  principally obligations of
  U.S. Federal agencies.........   $16,196      $  329       $  211     $16,314     $15,837      $   55       $  523     $15,369
U.S. Treasury and Federal
  agency........................     5,680         171           15       5,836       7,400          36          130       7,306
State and municipal.............    15,314         730          141      15,903      14,400         258          527      14,131
Foreign government..............    25,934         148          154      25,928      25,595         522          326      25,791
U.S. corporate..................    25,143         589          547      25,185      25,120         200          719      24,601
Other debt securities(2)........     9,633         763          106      10,290       9,263       3,016          158      12,121
                                   -------      ------       ------     -------     -------      ------       ------     -------
                                   $97,900      $2,730       $1,174     $99,456     $97,615      $4,087       $2,383     $99,319
                                   -------      ------       ------     -------     -------      ------       ------     -------
TOTAL FIXED MATURITIES..........   $97,928      $2,730       $1,174     $99,484     $97,648      $4,090       $2,383     $99,355
                                   =======      ======       ======     =======     =======      ======       ======     =======
EQUITY SECURITIES(3)............   $ 6,757      $  340       $  445     $ 6,652     $ 6,044      $1,117       $  310     $ 6,851
                                   =======      ======       ======     =======     =======      ======       ======     =======

------------------------------

(1) Recorded at amortized cost.

(2) Investments in convertible debt of Nikko are included in other debt securities.

(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

                        CITIGROUP INC. AND SUBSIDIARIES

4.  INVESTMENTS (CONTINUED)

    The accompanying table shows components of interest and dividends on investments, realized gains and losses from sales of investments, and net gains on investments held by venture capital subsidiaries.

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Taxable interest............................................  $ 6,743    $ 6,916     $6,021
Interest exempt from U.S. federal income tax................      762        688        639
Dividends...................................................      393        306        193
                                                              -------    -------     ------
Gross realized investments gains(1).........................  $ 2,008    $ 1,273     $1,508
Gross realized investments losses(1)........................    1,202        732        667
                                                              -------    -------     ------
Net realized and unrealized venture capital gains which
  included:.................................................  $ 1,850    $   816     $  487
  Gross unrealized gains....................................    1,752        999        709
  Gross unrealized losses...................................      618        587        412

------------------------

(1) Includes net realized gains related to insurance subsidiaries' sale of OREO and mortgage loans of $74 million, $215 million, and $67 million in 2000, 1999, and 1998, respectively.

    The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2000:

                                                              AMORTIZED     FAIR
In Millions of Dollars                                           COST       VALUE      YIELD
                                                              ---------   --------   --------
U.S. TREASURY AND FEDERAL AGENCY(1)
Due within 1 year...........................................   $ 2,227    $ 2,225       6.47%
After 1 but within 5 years..................................     1,030      1,050       6.02
After 5 but within 10 years.................................     1,557      1,606       6.62
After 10 years(2)...........................................    12,043     12,301       6.91
                                                               -------    -------     ------
TOTAL.......................................................   $16,857    $17,182       6.77
                                                               =======    =======     ======

STATE AND MUNICIPAL
Due within 1 year...........................................   $   113    $   112       6.19%
After 1 but within 5 years..................................     1,001      1,020       5.79
After 5 but within 10 years.................................     2,722      2,765       5.40
After 10 years(2)...........................................    11,478     12,006       5.70
                                                               -------    -------     ------
TOTAL.......................................................   $15,314    $15,903       5.65
                                                               =======    =======     ======

ALL OTHER(3)
Due within 1 year...........................................   $13,283    $13,360       7.91%
After 1 but within 5 years..................................    24,519     24,989       6.57
After 5 but within 10 years.................................    15,363     15,422       9.25
After 10 years(2)...........................................    12,592     12,628       7.72
                                                               -------    -------     ------
TOTAL.......................................................   $65,757    $66,399       7.69
                                                               =======    =======     ======

--------------------------

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

                        CITIGROUP INC. AND SUBSIDIARIES

5. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

   Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                          2000       1999
                                                              --------   --------
Federal funds sold and resale agreements....................  $ 69,087   $ 76,676
Deposits paid for securities borrowed.......................    36,790     35,979
                                                              --------   --------
                                                              $105,877   $112,655
                                                              ========   ========

    Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In Millions of Dollars                                          2000       1999
                                                              --------   --------
Federal funds purchased and repurchase agreements...........  $ 94,397   $81,375
Deposits received for securities loaned.....................    16,228    11,216
                                                              --------   -------
                                                              $110,625   $92,591
                                                              ========   =======

    The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $118.9 billion and $122.4 billion at December 31, 2000 and 1999, respectively.

    Deposits paid for securities borrowed (securities borrowed) and deposits received for securities loaned (securities loaned) are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FAS Interpretation 39, "Offsetting of Amounts Related to Certain Contracts" (FIN
39).

6.  BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

    The Company has receivables and payables for financial instruments purchased from and sold to brokers and dealers and customers. The Company is exposed to risk of loss from the inability of

                        CITIGROUP INC. AND SUBSIDIARIES

6. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES (CONTINUED) brokers and dealers or customers to pay for purchases or to deliver the financial instrument sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction.

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

    Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and brokers and dealers engaged in forward and futures and other transactions deemed to be credit sensitive.

    Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In Millions of Dollars                                          2000          1999
                                                              --------      --------
Receivables from customers..................................  $23,142       $20,451
Receivables from brokers, dealers, and clearing
  organizations.............................................    2,554         1,768
                                                              -------       -------
TOTAL BROKERAGE RECEIVABLES.................................  $25,696       $22,219
                                                              =======       =======
Payables to customers.......................................  $13,564       $12,323
Payables to brokers, dealers, and clearing organizations....    2,318         1,115
                                                              -------       -------
TOTAL BROKERAGE PAYABLES....................................  $15,882       $13,438
                                                              =======       =======

                        CITIGROUP INC. AND SUBSIDIARIES

7.  TRADING ACCOUNT ASSETS AND LIABILITIES

    Trading account assets and liabilities, at market value, consisted of the following at December 31:

In Millions of Dollars                                          2000       1999
                                                              --------   --------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities.................  $ 30,939   $ 24,847
State and municipal securities..............................     2,439      2,121
Foreign government securities...............................    13,308      9,126
Corporate and other debt securities.........................    17,046     13,798
Derivative and other contractual commitments(1).............    35,177     31,646
Equity securities...........................................    17,174     11,885
Mortgage loans and collateralized mortgage securities.......     6,024      5,654
Other.......................................................    10,406      7,984
                                                              --------   --------
                                                              $132,513   $107,061
                                                              ========   ========
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased..........................  $ 48,489   $ 51,447
Derivative and other contractual commitments(1).............    36,618     39,053
                                                              --------   --------
                                                              $ 85,107   $ 90,500
                                                              ========   ========

------------------------

(1) Net of master netting agreements and securitization.

    The average fair value of derivative and other contractual commitments in trading account assets during 2000 and 1999 was $35.1 billion and $36.8 billion, respectively. The average fair value of derivative and other contractual commitments in trading account liabilities during 2000 and 1999 was $37.2 billion and $38.9 billion, respectively. See Note 23 for a discussion of trading securities, commodities, derivatives and related risks.

8.  TRADING RELATED REVENUE

    Trading related revenue consists of principal transactions revenues and net interest revenue associated with trading activities. Principal transactions revenues consist of realized and unrealized

                        CITIGROUP INC. AND SUBSIDIARIES

8.  TRADING RELATED REVENUE (CONTINUED)
gains and losses from trading activities. The following table presents trading related revenue for the years ended December 31:

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
GLOBAL CORPORATE AND INVESTMENT BANK
Fixed income(1).............................................   $2,369     $2,310     $1,158
Equities(2).................................................    1,729      1,291        853
Foreign exchange(3).........................................    1,243      1,405      1,404
All other(4)................................................      301        482       (924)
                                                               ------     ------     ------
Total Global Corporate and Investment Bank..................    5,642      5,488      2,491
GLOBAL CONSUMER AND OTHER...................................      706        597        366
                                                               ------     ------     ------
TOTAL TRADING RELATED REVENUE...............................   $6,348     $6,085     $2,857
                                                               ======     ======     ======

------------------------

(1) Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options and forward contracts on fixed income securities.

(2) Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(3) Includes revenues from foreign exchange spot, forward, option and swap contracts.

(4) Primarily includes revenues related to fixed income and equity securities, together with related derivatives, utilized in arbitrage strategies, as well as revenues from the results of Phibro Inc. (Phibro), which trades crude oil, refined oil products, natural gas, electricity, metals, and other commodities.

    The following table reconciles principal transactions revenues on the Consolidated Statement of Income to trading related revenue for the years ended December 31:

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Principal transactions......................................   $5,981     $5,160     $1,780
Net interest revenue........................................      367        925      1,077
                                                               ------     ------     ------
TOTAL TRADING RELATED REVENUE...............................   $6,348     $6,085     $2,857
                                                               ======     ======     ======

                        CITIGROUP INC. AND SUBSIDIARIES

9.  LOANS

In Millions of Dollars at Year-end                              2000       1999
                                                              --------   --------
CONSUMER
In U.S. offices
  Mortgage and real estate(1)(2)............................  $ 73,166   $ 59,376
  Installment, revolving credit, and other..................    78,017     63,374
                                                              --------   --------
                                                               151,183    122,750
                                                              --------   --------

In offices outside the U.S.
  Mortgage and real estate(1)(3)............................    24,988     24,808
  Installment, revolving credit, and other..................    55,515     50,293
  Lease financing...........................................       427        475
                                                              --------   --------
                                                                80,930     75,576
                                                              --------   --------
                                                               232,113    198,326
Unearned income.............................................    (3,234)    (3,757)
                                                              --------   --------
CONSUMER LOANS, NET OF UNEARNED INCOME......................  $228,879   $194,569
                                                              ========   ========

COMMERCIAL
In U.S. offices
  Commercial and industrial(4)..............................  $ 37,220   $ 30,163
  Lease financing...........................................    14,864     10,281
  Mortgage and real estate(1)...............................     3,490      5,439
                                                              --------   --------
                                                                55,574     45,883
                                                              --------   --------
In offices outside the U.S.
  Commercial and industrial(4)..............................    69,111     61,984
  Mortgage and real estate(1)...............................     1,720      1,728
  Loans to financial institutions...........................     9,559      7,692
  Lease financing...........................................     3,689      2,459
  Governments and official institutions.....................     1,952      3,250
                                                              --------   --------
                                                                86,031     77,113
                                                              --------   --------
                                                               141,605    122,996
Unearned income.............................................    (3,462)    (2,664)
                                                              --------   --------
COMMERCIAL LOANS, NET OF UNEARNED INCOME....................  $138,143   $120,332
                                                              ========   ========

------------------------

(1) Loans secured primarily by real estate.

(2) Includes $3.7 billion in 2000 and $3.4 billion in 1999 of commercial real estate loans related to community banking and private banking activities.

(3) Includes $2.7 billion in 2000 and $2.9 billion in 1999 of loans secured by commercial real estate.

(4) Includes loans not otherwise separately categorized.

                        CITIGROUP INC. AND SUBSIDIARIES

9.  LOANS (CONTINUED)
    Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, the fair value of collateral, and environmental factors. The following table presents information about impaired loans.

In Millions of Dollars at Year-end                              2000          1999
                                                              --------      --------
Impaired commercial loans...................................   $1,847        $1,551
Other impaired loans(1).....................................      100           185
                                                               ------        ------
Total impaired loans(2).....................................   $1,947        $1,736
                                                               ======        ======
Impaired loans with valuation allowances....................   $1,583        $1,381
Total valuation allowances(3)...............................      480           411
                                                               ======        ======
During the year(4):
  Average balance of impaired loans.........................   $1,858        $1,898
  Interest income recognized on impaired loans..............       97            85
                                                               ======        ======

------------------------

(1) Primarily commercial real estate loans related to community and private banking activities.

(2) At year-end 2000, approximately 25% of these loans were measured for impairment using the fair value of the collateral, with the remaining 75% measured using the present value of the expected future cash flows, discounted at the loan's effective interest rate, compared with approximately 33% and 67%, respectively, at year-end 1999.

(3) Included in the allowance for credit losses.

(4) For the year ended December 31, 1998, the average balance of impaired loans was $1.7 billion and interest income recognized on impaired loans was $75 million.

                        CITIGROUP INC. AND SUBSIDIARIES

9.  LOANS (CONTINUED)
    The following table presents total loan portfolios managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2000, and credit losses, net of recoveries, for the year ended December 31, 2000.

                                                              CREDIT CARD      MORTGAGE
MANAGED LOANS                                                 RECEIVABLES      LOANS(1)
-------------                                                 -----------      --------
In Billions of Dollars
Principal amounts, at year-end
Total managed...............................................     $105.8         $28.1
Securitized amounts.........................................      (57.0)         (2.1)
                                                                 ------         -----
ON-BALANCE SHEET............................................     $ 48.8         $26.0
                                                                 ======         =====

In Millions of Dollars
Delinquencies, at year-end
Total managed...............................................     $1,719         $ 759
Securitized amounts.........................................       (925)          (81)
                                                                 ------         -----
ON-BALANCE SHEET............................................     $  794         $ 678
                                                                 ======         =====
Credit losses, net of recoveries, for the year ended
  December 31,
Total managed...............................................     $4,148         $ 422
Securitized amounts.........................................     (2,250)          (12)
                                                                 ------         -----
ON-BALANCE SHEET............................................     $1,898         $ 410
                                                                 ======         =====

------------------------

(1) Includes mortgage and home equity loans.

                        CITIGROUP INC. AND SUBSIDIARIES

10.  ALLOWANCE FOR CREDIT LOSSES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR............   $8,853     $8,596     $8,087
Additions
  Consumer provision for credit losses......................    4,345      4,169      3,753
  Commercial provision for credit losses....................      994        591        508
                                                               ------     ------     ------
TOTAL PROVISION FOR CREDIT LOSSES...........................    5,339      4,760      4,261
                                                               ------     ------     ------
Deductions
  Consumer credit losses....................................    5,352      4,862      4,292
  Consumer credit recoveries................................     (929)      (769)      (714)
                                                               ------     ------     ------
NET CONSUMER CREDIT LOSSES..................................    4,423      4,093      3,578
                                                               ------     ------     ------
  Commercial credit losses..................................      906        746        671
  Commercial credit recoveries..............................     (135)      (156)      (191)
                                                               ------     ------     ------
NET COMMERCIAL CREDIT LOSSES................................      771        590        480
                                                               ------     ------     ------
Other--net(1)...............................................      (37)       180        306
                                                               ------     ------     ------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR..................   $8,961     $8,853     $8,596
                                                               ======     ======     ======

------------------------

(1) In 2000 and 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, also reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio.

11.  SECURITIZATION ACTIVITY

    Citigroup and its subsidiaries securitize primarily credit card receivables, mortgage and home equity loans.

    After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trust. The Company also provides credit enhancement to the trust using cash collateral accounts and put options. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached net revenue is passed directly to the Citigroup subsidiary that sold the receivables.

    The Company provides a wide range of mortgage and home equity products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale

                        CITIGROUP INC. AND SUBSIDIARIES

11.  SECURITIZATION ACTIVITY (CONTINUED)
proceeds of the property underlying a defaulted mortgage or home equity loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property.

    The following table summarizes certain cash flows received from and paid to securitization trusts during the year ended December 31, 2000:

In Billions of Dollars                                        CREDIT CARDS   MORTGAGES(1)
                                                              ------------   ------------
Proceeds from new securitizations...........................      $ 9.1          $16.5
Proceeds from collections reinvested in new receivables.....      127.2            0.2
Servicing fees received.....................................        1.0            0.3
Cash flows received on retained interests...................        0.3            0.3
                                                                  =====          =====

------------------------

(1) Includes mortgage, home equity and manufactured housing loans.

    Key assumptions used for mortgage and home equity loans during the year ended December 31, 2000 in measuring the fair value of retained interests at the date of sale or securitization, presented by product groups, follow:

Discount rate...............................................  11.50% TO 12.90%; 12.25%
Constant payment rate.......................................       7.4% TO 7.6%; 28.0%
Anticipated net credit losses...............................              0.04%; 7.64%
                                                              ========================

    For the year ended December 31, 2000, the Company recognized $79 million of gains on securitizations of mortgage and home equity loans.

    As disclosed below, SFAS 140 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated. Because the key assumptions may be correlated, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects disclosed below.

                        CITIGROUP INC. AND SUBSIDIARIES

11.  SECURITIZATION ACTIVITY (CONTINUED)
    At December 31, 2000, for mortgage, home equity and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

In Millions of Dollars
Carrying value of retained interests.........                             $ 2,483
                                               ----------------------------------
Discount rate................................             9.70% TO 10.96%; 15.00%
  +10%.......................................                             $ (91.3)
  +20%.......................................                              (176.3)
                                               ----------------------------------
Constant payment rate........................               11.1% TO 12.0%; 28.0%
  +10%.......................................                             $(106.0)
  +20%.......................................                              (196.0)
                                               ----------------------------------
Anticipated net credit losses................              0.07%; 3.20% TO 11.99%
  +10%.......................................                             $ (37.2)
  +20%.......................................                               (74.2)

12.  DEBT

INVESTMENT BANKING AND BROKERAGE BORROWINGS

    Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

                                                                 2000                  1999
                                                          -------------------   -------------------
                                                                     WEIGHTED              WEIGHTED
                                                                     AVERAGE               AVERAGE
                                                                     INTEREST              INTEREST
In Millions of Dollars                                    BALANCE      RATE     BALANCE      RATE
                                                          --------   --------   --------   --------
Commercial paper........................................  $16,705        6.6%   $12,578      6.0%
Bank borrowings.........................................      429        5.7%       536      5.8%
Other...................................................    1,093        6.0%       605      6.4%
                                                          -------               -------
                                                          $18,227               $13,719
                                                          =======               =======

    Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance SSB's operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including the Japanese yen, British pound, and Euro. All commercial paper outstanding at December 31, 2000 and 1999 was U.S. dollar denominated.

    At December 31, 2000, Salomon Smith Barney Holdings Inc. (Salomon Smith Barney), had a $5.0 billion, 364-day revolving credit agreement that extends through May 2001. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for the facilities through commitment fees. Under these facilities SSB is required to maintain a certain level of consolidated adjusted net worth (as defined in the

                        CITIGROUP INC. AND SUBSIDIARIES

12.  DEBT (CONTINUED)
agreements). At December 31, 2000, this requirement was exceeded by approximately $4.3 billion. At December 31, 2000 there were no borrowings outstanding under this facility.

    Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

SHORT-TERM BORROWINGS

    At December 31, short-term borrowings consisted of commercial paper and other borrowings with weighted average interest rates as follows:

                                                                 2000                  1999
                                                          -------------------   -------------------
                                                                     WEIGHTED              WEIGHTED
In Millions of Dollars                                    BALANCE    AVERAGE    BALANCE    AVERAGE
                                                          --------   --------   --------   --------
COMMERCIAL PAPER
Citigroup...............................................  $   496       6.61%   $    --        --%
Citicorp and Subsidiaries...............................   37,656       5.34     31,018      5.69
                                                          -------    -------    -------      ----
                                                           38,152                31,018
OTHER BORROWINGS........................................   13,523       8.76     13,321      7.94
                                                          -------               -------
                                                          $51,675               $44,339
                                                          -------               -------

    Citigroup, Citicorp, Associates and certain of its affiliated companies, TPC and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit at least equal to their combined outstanding commercial paper. All of the commercial paper issued by Associates and its affiliates is guaranteed by Citicorp, and Associates maintains unutilized credit facilities, all guaranteed by Citicorp, in support of approximately 75% of its commercial paper. TPC and TIC each maintains unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

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

    Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup and TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in June 2001. At December 31, 2000, all of the facility was allocated to Citigroup. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). The Company exceeded this requirement by approximately $44 billion at December 31, 2000. At December 31, 2000, there were no borrowings outstanding under this facility.

                        CITIGROUP INC. AND SUBSIDIARIES

12.  DEBT (CONTINUED)
    Associates maintains a combination of unutilized bilateral and syndicated credit facilities to support its short-term borrowings. These facilities, which have maturities ranging from 2001 through 2005, provide a means of managing liquidity and ensure that funds are always available to satisfy maturing short-term obligations. At December 31, 2000, these facilities provided coverage of approximately 75% of Associates' commercial paper borrowings and utilized uncommitted lines of credit. In connection with Citigroup's November 30, 2000 acquisition of Associates in which Associates became a wholly owned subsidiary of Citicorp, Citicorp guaranteed various debt obligations of Associates, including those arising under these facilities. Under these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity. At December 31, 2000, this requirement was exceeded by $32.6 billion.

    At December 31, 2000, CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp had committed and available revolving credit facilities of $3.4 billion, consisting of five-year facilities which expire in 2002. At December 31, 2000, there were no borrowings outstanding under these facilities. Citicorp guaranteed various debt obligations of CCC, including those arising under these facilities. Under this facility Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $32.6 billion.

    TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility TPC is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $5.6 billion. At December 31, 2000, there were no borrowings outstanding under this facility.

                        CITIGROUP INC. AND SUBSIDIARIES

12.  DEBT (CONTINUED)
LONG-TERM DEBT

    At December 31, long-term debt was as follows:

                                                      WEIGHTED
                                                      AVERAGE
In Millions of Dollars                                 COUPON       MATURITIES     2000       1999
                                                      --------      ----------   --------   --------
CITIGROUP INC.
Senior Notes(1).....................................     5.80%      2001-2030    $ 13,947   $ 4,181
Subordinated Notes..................................     7.25%           2010       4,250        --
CITICORP AND SUBSIDIARIES
Senior Notes........................................     6.57%      2001-2037      65,313    57,672
Subordinated Notes..................................     7.01%      2001-2035       7,747     7,785
SALOMON SMITH BARNEY HOLDINGS INC.
Senior Notes........................................     6.30%      2001-2026      19,652    17,970
TRAVELERS PROPERTY CASUALTY CORP.
Senior Notes........................................     6.99%      2001-2026         850       850
THE TRAVELERS INSURANCE GROUP INC.(2)...............                                   19        23
                                                                                 --------   -------
Senior Notes........................................                               99,762    80,673
Subordinated Notes..................................                               11,997     7,785
Other...............................................                                   19        23
                                                                                 --------   -------
TOTAL...............................................                             $111,778   $88,481
                                                                                 ========   =======

------------------------

(1) Also includes $250 million of notes maturing in 2098.

(2) Principally 12% GNMA/FNMA-collateralized obligations.

    The Company issues both U.S. dollar and non-U.S. dollar denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At
December 31, 2000, the Company entered into interest rate swaps to convert
$23.0 billion of its $62.5 billion of fixed rate debt to variable rate obligations. At December 31, 2000, the Company's overall weighted average interest rate for long-term debt was 6.49% on a contractual basis and 6.48% including the effects of derivative contracts. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

                        CITIGROUP INC. AND SUBSIDIARIES

12.  DEBT (CONTINUED)
    Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In Millions of Dollars                             2001       2002       2003       2004       2005     THEREAFTER
                                                 --------   --------   --------   --------   --------   ----------
Citigroup Inc..................................  $ 3,000    $ 3,304    $    --     $  750     $   --      $11,143
Salomon Smith Barney Holdings Inc..............    2,826      4,947      5,860      2,005      1,834        2,180
Citicorp and Subsidiaries......................   17,958     18,625     11,319      6,325      5,916       12,917
Travelers Property Casualty Corp...............      500         --         --         --         --          350
The Travelers Insurance Group..................       --         --         --         --         --           19
                                                 -------    -------    -------     ------     ------      -------
                                                 $24,284    $26,876    $17,179     $9,080     $7,750      $26,609
                                                 =======    =======    =======     ======     ======      =======

13.  INSURANCE POLICY AND CLAIMS RESERVES

    At December 31, insurance policy and claims reserves consisted of the following:

In Millions of Dollars                                          2000          1999
                                                              --------      --------
Benefit and loss reserves:
  Property-casualty(1)......................................  $28,327       $28,776
  Life and annuity..........................................    9,966         9,370
  Accident and health.......................................    1,074           914
Unearned premiums...........................................    4,836         4,338
Policy and contract claims..................................      463           444
                                                              -------       -------
                                                              $44,666       $43,842
                                                              =======       =======

------------------------

(1) Included at December 31, 2000 and 1999 are $1.4 billion and $1.5 billion, respectively, of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

                        CITIGROUP INC. AND SUBSIDIARIES

13.  INSURANCE POLICY AND CLAIMS RESERVES (CONTINUED)
    The following table is a reconciliation of beginning and ending property-casualty reserve balances for claims and claim adjustment expenses for the years ended December 31:

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES AT BEGINNING OF
  YEAR......................................................  $28,776    $29,139    $29,367
Less reinsurance recoverables on unpaid losses..............    8,409      7,987      7,941
                                                              -------    -------    -------
Net balance at beginning of year............................   20,367     21,152     21,426
                                                              -------    -------    -------
Provision for claims and claim adjustment expenses for
  claims arising in current year............................    7,015      6,564      6,127
Estimated claims and claim adjustment expenses for claims
  arising in prior years....................................     (204)      (281)      (331)
                                                              -------    -------    -------
TOTAL INCREASES.............................................    6,811      6,283      5,796
                                                              -------    -------    -------
Acquisitions................................................       --         --        368
                                                              -------    -------    -------
Claims and claim adjustment expense payments for claims
  arising in:
  Current year..............................................    2,975      2,757      2,405
  Prior years...............................................    4,281      4,311      4,033
                                                              -------    -------    -------
TOTAL PAYMENTS..............................................    7,256      7,068      6,438
                                                              -------    -------    -------
Net balance at end of year..................................   19,922     20,367     21,152
Plus reinsurance recoverables on unpaid losses..............    8,405      8,409      7,987
                                                              -------    -------    -------
CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES AT END OF
  YEAR......................................................  $28,327    $28,776    $29,139
                                                              =======    =======    =======

    The decreases in the claims and claim adjustment expense reserves in 2000 and 1999, from 1999 and 1998, respectively, were primarily attributable to net payments of $341 million and $504 million, respectively, for environmental and cumulative injury claims.

    In 2000, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $76 million primarily relating to net favorable development in certain Commercial Lines coverages, predominantly in the commercial multi-peril line of business, and in certain Personal Lines coverages, predominately personal umbrella coverages. In addition, in 2000 Commercial Lines experienced favorable loss development on loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

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

    In 1998, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $176 million primarily relating to net favorable developments in certain Personal Lines

                        CITIGROUP INC. AND SUBSIDIARIES

13. INSURANCE POLICY AND CLAIMS RESERVES (CONTINUED) coverages, predominantly automobile coverages. In addition, in 1998 Commercial Lines experienced favorable prior-year loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

    The property-casualty claims and claim adjustment expense reserves include $1.364 billion and $1.503 billion for asbestos and environmental-related claims net of reinsurance at December 31, 2000 and 1999, respectively.

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

    For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying environmental exposure of each policyholder. The unique facts are evaluated individually and collectively. Due consideration is given to the many variables presented by each policyholder.

    The reserving methodology for asbestos includes an evaluation of the asbestos exposure presented by each insured. The following factors are evaluated: available insurance coverage including the role of any umbrella or excess insurance issued by the Company to the insured; limits and deductibles; an analysis of each insured's potential liability; jurisdictional involvement; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether an asbestos claim is a products/completed operations or non-products/ operating claim and the available coverage, if any, for such a claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, a ceded reinsurance projection is calculated based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

    Historically, the Company's experience has indicated that insureds with potentially significant environmental and asbestos exposures may often have potential cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, including environmental, asbestos and CIOTA, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

    The Company also compares its historical direct and net loss and expense paid experience in environmental and asbestos, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

    As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final

                        CITIGROUP INC. AND SUBSIDIARIES

13. INSURANCE POLICY AND CLAIMS RESERVES (CONTINUED) resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

    It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

                        CITIGROUP INC. AND SUBSIDIARIES

14.  REINSURANCE (CONTINUED)
    Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

                                                               GROSS                  NET
In Millions of Dollars                                         AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
2000
PREMIUMS
  Property-casualty insurance...............................  $11,691    $(1,795)   $ 9,896
  Life insurance............................................    2,550       (332)     2,218
  Accident and health insurance.............................      530       (215)       315
                                                              -------    -------    -------
                                                              $14,771    $(2,342)   $12,429
                                                              =======    =======    =======
CLAIMS INCURRED.............................................  $10,779    $(1,895)   $ 8,884
                                                              =======    =======    =======
1999
PREMIUMS
  Property-casualty insurance...............................  $10,960    $(1,722)   $ 9,238
  Life insurance............................................    2,190       (314)     1,876
  Accident and health insurance.............................      444        (54)       390
                                                              -------    -------    -------
                                                              $13,594    $(2,090)   $11,504
                                                              =======    =======    =======
CLAIMS INCURRED.............................................  $ 9,939    $(1,913)   $ 8,026
                                                              =======    =======    =======
1998
PREMIUMS
  Property-casualty insurance...............................  $10,083    $(1,719)   $ 8,364
  Life insurance............................................    1,915       (304)     1,611
  Accident and health insurance.............................      410        (61)       349
                                                              -------    -------    -------
                                                              $12,408    $(2,084)   $10,324
                                                              =======    =======    =======
CLAIMS INCURRED.............................................  $ 9,104    $(1,578)   $ 7,526
                                                              =======    =======    =======

    Reinsurance recoverables, net of valuation allowance, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

In Millions of Dollars                                          2000          1999
                                                              --------      --------
Life business...............................................  $ 2,028        $1,222
Property-casualty business:
  Pools and associations....................................    2,417         2,788
  Other reinsurance.........................................    6,096         5,695
                                                              -------        ------
TOTAL.......................................................  $10,541        $9,705
                                                              =======        ======

                        CITIGROUP INC. AND SUBSIDIARIES

15.  RESTRUCTURING-RELATED ITEMS

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Restructuring charges.......................................    $579      $ 166      $1,122
Changes in estimates........................................     (65)      (401)       (392)
Accelerated depreciation....................................      68        182          --
                                                                ----      -----      ------
TOTAL.......................................................    $582      $ (53)     $  730
                                                                ====      =====      ======

    During 2000, Citigroup recorded restructuring charges of $579 million, primarily consisting of exit costs related to the acquisition of Associates. The new initiatives are expected to be implemented over the next year. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

    The implementation of these restructuring initiatives will cause some related premises and equipment assets to become redundant. As a result, the remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $69 million will be recognized in subsequent periods.

    Of the $579 million charge, $474 million in the Associates business includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $579 million charge related to operations in the United States.

    The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 7,400 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions relate to the United States. In 2000, a reserve for $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

    The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $71 million of severance and other exit costs (of which $40 million related to employee severance and $5 million related to leasehold and other exit costs have been paid in cash and $26 million is legally obligated), together with translation effects.

    In 1999, Citigroup recorded restructuring charges of $166 million, including additional severance charges of $49 million as a result of the continuing implementation of 1998 restructuring initiatives, as well as $82 million of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguration of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. The 1999 restructuring reserve was fully utilized at June 30, 2000.

    The 1999 charge included $35 million of integration charges recorded by Associates (the Avco charge) related to its January 6, 1999 acquisition of Avco Financial Services, Inc. (Avco). The charge included $17 million related to employee severance, $5 million related to branch closure, $7 million related to training of employees and $6 million of other integration related expenses. In addition to the

                        CITIGROUP INC. AND SUBSIDIARIES

15.  RESTRUCTURING-RELATED ITEMS (CONTINUED)
Avco charge, as part of the purchase price allocation of the Avco acquisition, Associates recorded a $146 million reserve (the Avco integration cost reserve) at the time of the acquisition. This reserve was established to reflect the costs of exiting certain activities that would not be continued after the acquisition. The costs primarily consisted of severance costs and related expenses, lease termination costs and other contractual liabilities. The Avco reserve was fully utilized at December 31, 1999.

    In 1998, Citigroup recorded a restructuring charge of $1.122 billion, reflecting exit costs associated with business improvement and integration initiatives. The 1998 restructuring reserve was fully utilized at December 31, 2000.

    The implementation of the 1999 and 1998 restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $68 million and $182 million (in addition to normal scheduled depreciation on those assets) were recognized over the shortened lives in 2000 and 1999, respectively.

                        CITIGROUP INC. AND SUBSIDIARIES

15.  RESTRUCTURING-RELATED ITEMS (CONTINUED)
    The status of the 2000, 1999, and 1998 restructuring initiatives is summarized in the following table:

RESTRUCTURING RESERVE ACTIVITY

                                                                RESTRUCTURING INITIATIVES
                                                              ------------------------------
In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
Original charges............................................   $ 579      $ 117      $1,122
Additional charges..........................................      --         --          49
                                                               -----      -----      ------
                                                                 579        117       1,171
                                                               -----      -----      ------
Acquisitions(1)
  2000......................................................      23         --          --
  1999......................................................      --        146          --
  1998......................................................      --         --          --
                                                               -----      -----      ------
                                                                  23        146          --
                                                               -----      -----      ------
Utilization(2)
  2000......................................................    (255)       (51)       (142)
  1999......................................................      --       (212)       (744)
  1998......................................................      --         --         (69)
                                                               -----      -----      ------
                                                                (255)      (263)       (955)
                                                               -----      -----      ------
Changes in estimates
  2000......................................................      --         --         (65)
  1999......................................................      --         --        (151)
  1998......................................................      --         --          --
                                                               -----      -----      ------
                                                                  --         --        (216)
                                                               -----      -----      ------
RESERVE BALANCE AT DECEMBER 31, 2000........................   $ 347      $  --      $   --
                                                               =====      =====      ======

------------------------

(1) Represents additions to restructuring liabilities arising from acquisitions.

(2) Utilization amounts include translation effects on the restructuring reserve.

    Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During 2000 and 1999, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $65 million and $151 million, respectively, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to 1997 restructuring initiatives, which were fully utilized as of December 31, 1999, were $250 million and $392 million in 1999 and 1998, respectively, and were primarily related to the Seven World Trade Center lease. Adjustments related to the Seven World Trade Center lease during 1999 were attributable to the reassessment of space needed due to the Travelers and Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive; adjustments during 1998 resulted from negotiations on a sublease

                        CITIGROUP INC. AND SUBSIDIARIES

15.  RESTRUCTURING-RELATED ITEMS (CONTINUED)
which indicated that excess space could be disposed of on terms more favorable than had been originally estimated.

    During 2000, the Company also recorded $177 million of merger-related costs which included legal, advisory and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates. During 1998, the Company recorded $65 million of merger-related costs which included the direct and incremental costs of administratively closing the Travelers and Citicorp merger.

16.  INCOME TAXES

In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
CURRENT
Federal.....................................................   $3,295     $3,350     $2,544
Foreign.....................................................    2,301      2,198      1,206
State.......................................................      392        384        367
                                                               ------     ------     ------
                                                                5,988      5,932      4,117
                                                               ------     ------     ------
DEFERRED
Federal.....................................................    1,231        631       (170)
Foreign.....................................................      197       (134)       110
State.......................................................      109        101       (150)
                                                               ------     ------     ------
                                                                1,537        598       (210)
                                                               ------     ------     ------
PROVISION FOR INCOME TAX BEFORE MINORITY INTEREST(1)........    7,525      6,530      3,907
Provision (benefit) for income taxes on cumulative effect of
  accounting changes........................................       --        (84)        --
Income tax expense (benefit) reported in stockholders'
  equity related to:
  Foreign currency translation..............................     (108)       (25)       (41)
  Securities available for sale.............................     (259)       (28)      (124)
  Employee stock plans......................................   (1,400)    (1,017)      (708)
  Other.....................................................      (24)        (1)        (1)
                                                               ------     ------     ------
INCOME TAXES BEFORE MINORITY INTEREST.......................   $5,734     $5,375     $3,033
                                                               ======     ======     ======

------------------------

(1) Includes the effect of securities transactions resulting in a provision of $282 million in 2000, $189 million in 1999, and $294 million in 1998.

                        CITIGROUP INC. AND SUBSIDIARIES

16.  INCOME TAXES (CONTINUED)

    The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income (before minority interest and cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                                                    2000          1999          1998
                                                                  --------      --------      --------
FEDERAL STATUTORY RATE......................................        35.0%         35.0%         35.0%
Limited taxability of investment income.....................        (1.2)         (1.4)         (2.1)
State income taxes, net of federal benefit..................         1.6           1.7           1.3
Other, net..................................................         0.2           0.7           1.0
                                                                    ----          ----          ----
EFFECTIVE INCOME TAX RATE...................................        35.6%         36.0%         35.2%
                                                                    ====          ====          ====

    Deferred income taxes at December 31 related to the following:

In Millions of Dollars                                          2000       1999
                                                              --------   --------
DEFERRED TAX ASSETS
Credit loss deduction.......................................   $2,981     $3,003
Differences in computing policy reserves....................    1,956      1,988
Unremitted foreign earnings.................................    2,031      1,843
Deferred compensation.......................................    1,234      1,264
Employee benefits...........................................      613        757
Interest-related items......................................      363        374
Foreign and state loss carryforwards........................      293        311
Other deferred tax assets...................................    1,513      1,622
                                                               ------     ------
Gross deferred tax assets...................................   10,984     11,162
Valuation allowance.........................................      220        314
                                                               ------     ------
DEFERRED TAX ASSETS AFTER VALUATION ALLOWANCE...............   10,764     10,848
                                                               ------     ------
DEFERRED TAX LIABILITIES
Investments.................................................   (1,534)    (1,443)
Deferred policy acquisition costs and value of insurance in
  force.....................................................   (1,102)      (960)
Leases......................................................   (1,524)    (1,350)
Other deferred tax liabilities..............................   (2,349)    (2,339)
                                                               ------     ------
GROSS DEFERRED TAX LIABILITIES..............................   (6,509)    (6,092)
                                                               ------     ------
NET DEFERRED TAX ASSET......................................   $4,255     $4,756
                                                               ======     ======

    Foreign pretax earnings approximated $6.9 billion in 2000, $5.4 billion in 1999, and $2.8 billion in 1998. As a U.S. corporation, Citigroup is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. In addition, certain of Citigroup's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2000, $1.5 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At

                        CITIGROUP INC. AND SUBSIDIARIES

16.  INCOME TAXES (CONTINUED)
the existing U.S. federal income tax rate, additional taxes of $426 million would have to be provided if such earnings were remitted.

    Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated
$982 million (subject to a tax of $344 million) at December 31, 2000.

    The 2000 net change in the valuation allowance related to deferred tax assets was a decrease of $94 million primarily relating to the elimination of the $100 million valuation allowance in the life insurance group. This elimination resulted from an analysis of the availability of capital gains to offset capital losses. In management's opinion, there will be adequate capital gains to make realization of any capital losses more likely than not. The recognition of the benefit produced by the reversal of this portion of the valuation allowance was recognized by reducing goodwill. The remaining valuation allowance of $220 million at December 31, 2000 is primarily related to specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions.

    Management believes that the realization of the recognized net deferred tax asset of $4.255 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pretax financial statement income of approximately $17 billion, on average, over the last three years and has generated federal taxable income exceeding
$10 billion, on average, each year during this same period.

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

                        CITIGROUP INC. AND SUBSIDIARIES

17. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS (CONTINUED) The following tables summarize the financial structure of each of the
Company's subsidiary trusts at December 31, 2000:

                                                                                COMMON
     TRUST SECURITIES                                                           SHARES
    WITH DISTRIBUTIONS       ISSUANCE    SECURITIES   LIQUIDATION    COUPON     ISSUED
      GUARANTEED BY            DATE        ISSUED        VALUE        RATE     TO PARENT
--------------------------  ----------   ----------   -----------   --------   ---------
DOLLARS IN MILLIONS
Citigroup:
Citigroup Capital I.......   Oct. 1996   16,000,000     $  400        8.00%     494,880
Citigroup Capital II......   Dec. 1996      400,000        400        7.75%      12,372
Citigroup Capital III.....   Dec. 1996      200,000        200       7.625%       6,186
Citigroup Capital IV......   Jan. 1998    8,000,000        200        6.85%     247,440
Citigroup Capital V.......   Nov. 1998   20,000,000        500        7.00%     618,557
Citigroup Capital VI......   Mar. 1999   24,000,000        600       6.875%     742,269
                                                        ------
Total parent obligated....                              $2,300

Subsidiaries:
Travelers P&C Capital I...  April 1996   32,000,000     $  800        8.08%     989,720
Travelers P&C Capital
  II......................    May 1996    4,000,000        100        8.00%     123,720
Salomon Inc. Financing
  Trust I.................   July 1996   13,800,000        345        9.25%     426,800
Salomon Smith Barney
  Holdings Inc. Capital
  I.......................   Jan. 1998   16,000,000        400        7.20%     494,880
Citicorp Capital I........   Dec. 1996      300,000        300       7.933%       9,000
Citicorp Capital II.......   Jan. 1997      450,000        450       8.015%      13,500
Citicorp Capital III......   June 1998    9,000,000        225        7.10%     270,000
                                                        ------
Total subsidiary
  obligated...............                              $2,620
                                                        ======

                              JUNIOR SUBORDINATED DEBENTURES OWNED BY
                                               TRUST
                            -------------------------------------------
     TRUST SECURITIES                                     REDEEMABLE
    WITH DISTRIBUTIONS                                     BY ISSUER
      GUARANTEED BY          AMOUNT       MATURITY         BEGINNING
--------------------------  --------   --------------   ---------------
DOLLARS IN MILLIONS
Citigroup:
Citigroup Capital I.......    $412     Sept. 30, 2036     Oct. 7, 2001
Citigroup Capital II......     412       Dec. 1, 2036     Dec. 1, 2006
Citigroup Capital III.....     206       Dec. 1, 2036   Not redeemable
Citigroup Capital IV......     206      Jan. 22, 2038    Jan. 22, 2003
Citigroup Capital V.......     515      Nov. 15, 2028    Nov. 15, 2003
Citigroup Capital VI......     619      Mar. 15, 2029    Mar. 15, 2004
Total parent obligated....
Subsidiaries:
Travelers P&C Capital I...     825     April 30, 2036   April 30, 2001
Travelers P&C Capital
  II......................     103       May 15, 2036     May 15, 2001
Salomon Inc. Financing
  Trust I.................     356      June 30, 2026    June 30, 2001
Salomon Smith Barney
  Holdings Inc. Capital
  I.......................     412      Jan. 28, 2038    Jan. 28, 2003
Citicorp Capital I........     309      Feb. 15, 2027    Feb. 15, 2007
Citicorp Capital II.......     464      Feb. 15, 2027    Feb. 15, 2007
Citicorp Capital III......     232      Aug. 15, 2028    Aug. 15, 2003
Total subsidiary
  obligated...............

    In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

    Salomon Inc. Financing Trust I, a wholly owned subsidiary of Salomon Smith Barney, issued TRuPS-Registered Trademark- units to the public. Each TRuPS-Registered Trademark- unit includes a security of SI Financing Trust I, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if Salomon Smith Barney elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of the Company's 9.50% Cumulative Preferred Stock, Series L. Salomon Smith Barney is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

                        CITIGROUP INC. AND SUBSIDIARIES

18.  PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PERPETUAL PREFERRED STOCK

    The following table sets forth the Company's perpetual preferred stock outstanding at December 31:



                                                                                               CARRYING VALUE (IN
                                                                                                   MILLIONS OF
                                               REDEEMABLE, IN      REDEMPTION                       DOLLARS)
                                              WHOLE OR IN PART       PRICE       NUMBER OF   --------------------
                              RATE             ON OR AFTER(1)     PER SHARE(2)    SHARES       2000       1999
                        ----------------      -----------------   ------------   ---------   --------   --------
Series F(3)..........              6.365%         June 16, 2007       $250       1,590,300    $  397     $  397
Series G(3)..........              6.213%         July 11, 2007       $250         724,908       181        180
Series H(3)..........              6.231%     September 8, 2007       $250         800,000       200        198
Series K(4)..........               8.40%        March 31, 2001       $500         500,000       250        250
Series M(3)..........              5.864%       October 8, 2007       $250         779,204       195        195
Series Q(5)..........         Adjustable           May 31, 1999       $250         688,150       172        175
Series R(5)..........         Adjustable        August 31, 1999       $250         400,000       100        100
Series T(5)..........               8.50%     February 15, 2000       $250         600,000        --        150
Series U(5)..........               7.75%          May 15, 2000       $250         500,000       125        125
Series V(5)..........   Fixed/Adjustable      February 15, 2006       $500         250,000       125        125
                        ----------------      -----------------       ----       ---------    ------     ------
                                                                                              $1,745     $1,895
                                                                                              ======     ======

------------------------

(1) Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.

(2) Liquidation preference per share equals redemption price per share.

(3) Issued as depositary shares, each representing a one-fifth interest in a share of the corresponding series of preferred stock.

(4) Issued as depositary shares, each representing a one-twentieth interest in a share of the corresponding series of preferred stock.

(5) Issued as depositary shares, each representing a one-tenth interest in a share of the corresponding series of preferred stock.

    All dividends on the Company's perpetual preferred stock are payable quarterly and are cumulative. Only holders of Series K Preferred Stock have voting rights. Holders of Series K Preferred Stock are entitled to three votes per share.

    Dividends on Series Q and R Preferred Stock are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rate on the Series Q and R Preferred Stock was 5.36% for 2000.

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

                        CITIGROUP INC. AND SUBSIDIARIES

18.  PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    Citigroup redeemed Series T Preferred Stock in February 2000.

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

    To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2000 and 1999, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized." At
December 31, 2000, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

                                                        MINIMUM                                     CITIBANK,
In Millions of Dollars                                REQUIREMENT      CITIGROUP      CITICORP        N.A.
                                                      -----------      ---------      --------      ---------
Tier 1 capital......................................                    $54,498       $39,702        $24,624
Total capital(1)....................................                     73,048        58,010         36,801
Tier 1 capital ratio................................       4.00%           8.38%         8.41%          8.46%
Total capital ratio(1)..............................       8.00%          11.23%        12.29%         12.64%
Leverage ratio(2)...................................       3.00%           5.97%         7.54%          6.66%

------------------------

(1) Total capital includes Tier 1 and Tier 2.

(2) Tier 1 capital divided by adjusted average assets.

    There are various legal limitations on the extent to which Citigroup's banking subsidiaries may pay dividends to their parents. Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2001, without regulatory approval, of approximately
$7.2 billion, adjusted by the effect of their net income (loss) for 2001 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that its bank subsidiaries can distribute dividends to Citigroup of approximately $6.4 billion of the available $7.2 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

    The property-casualty insurance subsidiaries' statutory capital and surplus at December 31, 2000 and 1999 was $7.634 billion (including Associates) and $7.758 billion, respectively. The life insurance subsidiaries' statutory capital and surplus at December 31, 2000 and 1999 was $6.079 billion and $5.836 billion, respectively. Statutory capital and surplus are subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The property-

                        CITIGROUP INC. AND SUBSIDIARIES

18. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) casualty insurance subsidiaries' statutory net income for the years ended December 31, 2000, 1999, and 1998 was $1.445 billion (including Associates), $1.500 billion, and $1.426 billion, respectively. The life insurance subsidiaries' statutory net income for the years ended December 31, 2000, 1999 and 1998 was $1.090 million, $988 million and $829 million, respectively. Statutory capital and surplus and statutory net income are determined in accordance with statutory accounting practices.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $984 million of statutory surplus is available by the end of the year 2001 for such dividends without the prior approval of the Connecticut Insurance Department.

    TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department.

    Certain of the Company's U.S. and non-U.S. broker-dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 2000 are as follows:

                                                                                      EXCESS OVER
                                                                       NET CAPITAL      MINIMUM
           SUBSIDIARY                        JURISDICTION             OR EQUIVALENT   REQUIREMENT
           ----------              ---------------------------------  -------------   -----------
In Millions of Dollars
Salomon Smith Barney Inc.          U.S. Securities and Exchange           $3,573         $3,068
                                     Commission Uniform Net Capital
                                     Rule (Rule 15c3-1).............
Salomon Brothers International
  Limited                          United Kingdom's Securities and         2,689            757
                                     Futures Authority..............

                        CITIGROUP INC. AND SUBSIDIARIES

19.  CHANGES IN EQUITY FROM NONOWNER SOURCES

    Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2000 are as follows:

                                                                                         ACCUMULATED
                                                                 NET                        OTHER
                                                              UNREALIZED     FOREIGN     CHANGES IN
                                                               GAINS ON     CURRENCY     EQUITY FROM
                                                              INVESTMENT   TRANSLATION    NONOWNER
In Millions of Dollars                                        SECURITIES   ADJUSTMENT      SOURCES
                                                              ----------   -----------   -----------
BALANCE, JAN. 1, 1998.......................................    $1,697        $(447)        $1,250
Unrealized gains on investment securities, net of tax of
  $170......................................................       283                         283
Less: Reclassification adjustment for gains included in net
  income, net of tax of ($294)..............................      (547)                       (547)
Foreign currency translation adjustment, net of tax of
  ($41).....................................................                     (2)            (2)
                                                                ------        -----         ------
CURRENT PERIOD CHANGE.......................................      (264)          (2)          (266)
                                                                ------        -----         ------
BALANCE, DEC. 31, 1998......................................     1,433         (449)           984
Unrealized gains on investment securities, net of tax of
  $161......................................................       566                         566
Less: Reclassification adjustment for gains included in net
  income, net of tax of ($189)..............................      (352)                       (352)
Foreign currency translation adjustment, net of tax of
  ($25).....................................................                    (43)           (43)
                                                                ------        -----         ------
CURRENT PERIOD CHANGE.......................................       214          (43)           171
                                                                ------        -----         ------
BALANCE, DEC. 31, 1999......................................     1,647         (492)         1,155
Unrealized gains on investment securities, net of tax of
  $23.......................................................      (150)                       (150)
Less: Reclassification adjustment for gains included in net
  income, net of tax of ($282)..............................      (524)                       (524)
Foreign currency translation adjustment, net of tax of
  ($108)....................................................                   (358)          (358)
                                                                ------        -----         ------
CURRENT PERIOD CHANGE.......................................      (674)        (358)        (1,032)
                                                                ------        -----         ------
BALANCE, DEC. 31, 2000......................................    $  973        $(850)        $  123
                                                                ======        =====         ======

20.  EARNINGS PER SHARE

    Earnings per share has been computed in accordance with the provisions of SFAS No. 128. Shares have been adjusted to give effect to the four-for-three stock split in Citigroup's common stock in

                        CITIGROUP INC. AND SUBSIDIARIES

20.  EARNINGS PER SHARE (CONTINUED)
August 2000. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In Millions of Dollars, Except Per Share Amounts                2000       1999       1998
                                                              --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......  $13,519    $11,370    $ 6,950
Cumulative effect of accounting changes.....................       --       (127)        --
Preferred dividends.........................................     (116)      (149)      (216)
                                                              -------    -------    -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS.......   13,403     11,094      6,734
Effect of dilutive securities...............................       --         10         24
                                                              -------    -------    -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS.....  $13,403    $11,104    $ 6,758
                                                              =======    =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO
  BASIC EPS.................................................  4,977.0    4,979.2    4,995.1
                                                              -------    -------    -------
Effect of dilutive securities:
  Options...................................................    110.9      103.3       83.4
  Restricted stock..........................................     33.2       34.8       37.0
  Convertible securities....................................      1.1       10.5       23.6
  Warrants..................................................       --         --        4.6
                                                              -------    -------    -------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO DILUTED EPS.................................  5,122.2    5,127.8    5,143.7
                                                              =======    =======    =======
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $  2.69    $  2.26    $  1.35
Cumulative effect of accounting changes.....................       --      (0.03)        --
                                                              -------    -------    -------
NET INCOME..................................................  $  2.69    $  2.23    $  1.35
                                                              =======    =======    =======
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $  2.62    $  2.19    $  1.31
Cumulative effect of accounting changes.....................       --      (0.02)        --
                                                              -------    -------    -------
NET INCOME..................................................  $  2.62    $  2.17    $  1.31
                                                              =======    =======    =======

    During 2000, 1999 and 1998, weighted average options of 28.1 million shares,
42.7 million shares and 38.3 million shares with weighted average exercise prices of $58.32 per share, $40.81 per share, and $31.28 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

21.  INCENTIVE PLANS

    The Company has adopted a number of compensation plans to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. At December 31, 2000, approximately 325 million shares were available for grant under Citigroup's stock option and restricted stock plans.

                        CITIGROUP INC. AND SUBSIDIARIES

21.  INCENTIVE PLANS (CONTINUED)
STOCK OPTION PLANS

    The Company has a number of stock option plans that provide for the granting of stock options to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, options granted under Travelers predecessor plans and options granted since the date of the merger vest over a five-year period. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Generally, options granted under Associates predecessor plans vest over a three-year period. Certain of the plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

    To further encourage employee stock ownership the Company's eligible employees participate in either the WealthBuilder or CitiBuilder stock option programs. Options granted under the WealthBuilder program vest over a five-year period whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

    During 1998, a group of key Citicorp employees was granted 12,680,000 performance-based options at an equivalent Citigroup strike price of $24.13. At December 31, 1998 12,010,000 of these options were unvested. During 1999 12,010,000 of these options vested when Citigroup's stock price reached $40.00 per share. The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting. After-tax expense recognized on these performance-based options was $68 million and $43 million in 1999 and 1998, respectively.

    Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000                      1999                      1998
                                  -----------------------   ----------------------   ------------------------
                                                 WEIGHTED                 WEIGHTED                   WEIGHTED
                                                 AVERAGE                  AVERAGE                    AVERAGE
                                                 EXERCISE                 EXERCISE                   EXERCISE
                                    OPTIONS       PRICE       OPTIONS      PRICE       OPTIONS        PRICE
                                  ------------   --------   -----------   --------   -----------     --------
OUTSTANDING, BEGINNING OF
  YEAR..........................   377,082,042    $23.69    419,060,809    $20.37    276,668,962      $14.09
Granted-original................    86,287,613     43.57     29,869,276     34.46    199,869,665(1)    24.71
Granted-reload..................    57,637,033     49.50     39,352,789     37.61     40,096,928       31.02
Forfeited.......................   (20,672,028)    27.11    (18,106,937)    20.43    (17,917,844)      18.25
Exercised.......................  (127,787,248)    26.14    (93,093,895)    18.70    (79,656,902)      15.18
                                  ------------    ------    -----------    ------    -----------      ------
OUTSTANDING, END OF YEAR........   372,547,412    $30.55    377,082,042    $23.69    419,060,809      $20.37
                                  ------------              -----------              -----------
EXERCISABLE AT YEAR END.........   118,330,975              113,813,418               98,844,799
                                  ============              ===========              ===========

------------------------

(1) Original grants in 1998 included approximately 129 million options granted in November 1998 to retain key employees and to encourage stock ownership in the newly merged Citigroup.

                        CITIGROUP INC. AND SUBSIDIARIES

21.  INCENTIVE PLANS (CONTINUED)
    The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2000:

                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                          ------------------------------------   ----------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED                 WEIGHTED
                                        CONTRACTUAL   AVERAGE                  AVERAGE
                            NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING    REMAINING     PRICE     EXERCISABLE    PRICE
------------------------  -----------   -----------   --------   -----------   --------
    $ 0.03 - $ 9.99        24,189,385    3.1 years     $ 6.55     21,773,644    $ 6.38
    $10.00 - $19.99        20,781,461    5.1 years      13.49     15,676,563     13.71
    $20.00 - $29.99       170,026,887    7.2 years      23.64     51,298,401     23.38
    $30.00 - $39.99        35,707,224    7.6 years      33.48     11,129,954     33.77
    $40.00 - $49.99        93,874,987    8.6 years      45.06     16,232,881     46.62
    $50.00 - $58.38        27,967,468    4.6 years      53.58      2,219,532     50.51
                          -----------    ---------     ------    -----------    ------
                          372,547,412    7.0 years     $30.55    118,330,975    $23.64
                          ===========    =========     ======    ===========    ======

THE RESTRICTED STOCK PLANS

    The Company through its Capital Accumulation Plan and other restricted stock programs, issues shares of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two or three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service during the restricted period. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. Information with respect to restricted stock awards is as follows:

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Shares awarded...........................................  27,989,280   14,577,765   20,889,347
Weighted average fair market value per share.............      $40.66       $28.52       $25.06
After-tax compensation cost charged to earnings (IN
  MILLIONS OF DOLLARS)...................................        $417         $269         $243

    In 1998 certain employees of SSB received Deferred Stock Awards (DSAs). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three-year period. Participants may elect to receive a portion of their award in the form of stock options. The basic portion of the award is expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January of 1999.

                        CITIGROUP INC. AND SUBSIDIARIES

21.  INCENTIVE PLANS (CONTINUED)
CITIBUILDER 401(k)

    Prior to 1999, under the Savings Incentive Plan, eligible Citicorp employees received awards equal to 3% of their covered salary. Employees had the option of receiving their award in cash or deferring some or all of it in various investment funds. The Company granted an additional award equal to the amount elected to be deferred by the employee. The after-tax expense associated with the plan amounted to $68 million in 1998.

    During 1999, the CitiBuilder 401(k) plan replaced the Savings Incentive Plan. Under the CitiBuilder 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with this plan amounted to $29 million in 2000 and $31 million in 1999.

STOCK PURCHASE PLAN

    The offering under the Citigroup 2000 Stock Purchase Plan allowed eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. Shares of Citigroup's common stock delivered under the 2000 Stock Purchase plan are to be sourced from authorized and unissued shares or treasury shares.

    The offering under the 1997 Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan were sourced from treasury shares.

    Following is the share activity under the 2000 and 1997 fixed-price offerings for the purchase of shares at the equivalent Citigroup price of $52.92 and $22.65 per share, respectively. The 1997 offering expired on June 30, 1999.

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
OUTSTANDING SUBSCRIBED SHARES AT BEGINNING OF YEAR.......          --   15,090,212   20,378,760
Subscriptions entered into...............................  24,618,050           --           --
Shares purchased.........................................       1,647   13,765,639    3,447,944
Canceled or terminated...................................     534,740    1,324,573    1,840,604
                                                           ----------   ----------   ----------
OUTSTANDING SUBSCRIBED SHARES AT END OF YEAR.............  24,081,663           --   15,090,212
                                                           ==========   ==========   ==========

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

    Alternatively, Financial Accounting Standards Board (FASB) rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a

                        CITIGROUP INC. AND SUBSIDIARIES

21.  INCENTIVE PLANS (CONTINUED)
manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Earnings per share dilution would be recognized as well.

    Under both methods, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged.

    Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, net income and net income per share would have been the pro forma amounts indicated below:

In Millions of Dollars,
Except Per Share Amounts                                              2000       1999       1998
                                                                    --------   --------   --------
COMPENSATION EXPENSE RELATED TO
  STOCK OPTION PLANS              As reported.....................  $    --    $   108     $   70
                                  Pro forma.......................      919        818        518
                                                                    -------    -------     ------
Net income                        As reported.....................  $13,519    $11,243     $6,950
                                  Pro forma.......................   12,931     10,782      6,659
                                                                    -------    -------     ------
Basic earnings per share          As reported.....................  $  2.69    $  2.23     $ 1.35
                                  Pro forma.......................     2.57       2.11       1.29
                                                                    -------    -------     ------
Diluted earnings per share        As reported.....................  $  2.62    $  2.17     $ 1.31
                                  Pro forma.......................     2.50       2.05       1.26
                                                                    =======    =======     ======

    The pro forma adjustments relate to stock options granted from 1995 through 2000, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The pro forma information above reflects the compensation expense that would have been recognized under SFAS No. 123 for Travelers, Citicorp and Associates. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

    SFAS No. 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees tender previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

    Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

                        CITIGROUP INC. AND SUBSIDIARIES

21.  INCENTIVE PLANS (CONTINUED)
    Additional valuation and related assumption information for Citigroup option plans, Travelers option plans (including options granted after the merger date), and Citicorp option plans prior to the merger date as presented below:

                                                   CITIGROUP      CITIGROUP      TRAVELERS       CITICORP
                                                  OPTION PLANS   OPTION PLANS   OPTION PLANS   OPTION PLANS
FOR OPTIONS GRANTED DURING                            2000           1999           1998           1998
--------------------------                        ------------   ------------   ------------   ------------
WEIGHTED AVERAGE FAIR VALUE
  Option........................................       $9.94         $10.65          $7.21          $8.59
  1998 performance option.......................          --             --             --           6.41
                                                    --------       --------       --------       --------
WEIGHTED AVERAGE EXPECTED LIFE
  Original grants...............................     3 YEARS        3 years        3 years        6 years
  Reload grants.................................      1 YEAR         1 year         1 year             --
                                                    --------       --------       --------       --------
VALUATION ASSUMPTIONS
  Expected volatility...........................       41.35%          46.1%          37.0%            25%
  Risk-free interest rate.......................        6.17%          5.17%          4.72%          5.51%
  Expected annual dividends per share...........       $0.76          $0.47          $0.32          $0.58
  Expected annual forfeitures...................           5%             5%             5%             5%

22.  RETIREMENT BENEFITS

   The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension termination indemnity plans covering employees outside the United States. During the 1999 first quarter, the U.S. defined benefit plan was amended to convert the benefit formula for certain employees of Citicorp to a cash balance formula. Employees satisfying certain age and service requirements remain covered by the prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the consolidated statement of income and the funded status and amounts recognized in the consolidated balance sheet for the Company's U.S. plans and significant plans outside the United States.

NET BENEFIT EXPENSE

                                                                                                           POSTRETIREMENT
                                                          PENSION PLANS                                   BENEFIT PLANS(1)
                                 ---------------------------------------------------------------   ------------------------------
                                           U.S. PLANS                   PLANS OUTSIDE U.S.                   U.S. PLANS
                                 ------------------------------   ------------------------------   ------------------------------
In Millions of Dollars             2000       1999       1998       2000       1999       1998       2000       1999       1998
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Benefits earned during the
  year.........................    $238       $264       $257       $ 95       $ 89       $76        $12        $16        $19
Interest cost on benefit
  obligation...................     527        494        476        102         98        88         73         68         69
Expected return on plan
  assets.......................    (757)      (688)      (594)      (106)       (90)      (84)       (18)       (16)       (14)
Amortization of unrecognized:
  Net transition (asset)
    obligation.................       1        (17)       (18)         5          4         3         --         --         --
  Prior service cost...........      (9)        (6)        19         --         --        --         (5)        (5)        (2)
  Net actuarial loss (gain)....     (29)        14          7         (1)         6         3         (9)         2         (6)
  Curtailment (gain) loss......      --         --        (15)        --         --         2        (29)       (29)        --
                                   ----       ----       ----       ----       ----       ---        ---        ---        ---
NET (BENEFIT) EXPENSE..........    $(29)      $ 61       $132       $ 95       $107       $88        $24        $36        $66
                                   ====       ====       ====       ====       ====       ===        ===        ===        ===

--------------------------

(1) For plans outside the U.S., net postretirement benefit expense totaled $13 million in 2000, $13 million in 1999, and $10 million in 1998.

                        CITIGROUP INC. AND SUBSIDIARIES

22.  RETIREMENT BENEFITS (CONTINUED)

PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                                                     POSTRETIREMENT
                                                                     PENSION PLANS                  BENEFIT PLANS(3)
                                                       -----------------------------------------   -------------------
                                                                                PLANS OUTSIDE
                                                          U.S. PLANS(1)            U.S.(2)             U.S. PLANS
                                                       -------------------   -------------------   -------------------
In Millions of Dollars at Year-end                       2000       1999       2000       1999       2000       1999
                                                       --------   --------   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..............   $6,630     $7,591     $1,632     $1,658     $  946     $1,076
Benefits earned during the year......................      238        264         95         89         12         16
Interest cost on benefit obligation..................      527        494        102         98         73         68
Plan amendments......................................        1       (237)        (5)        10         (3)       (18)
Actuarial (gain) loss................................      327     (1,159)       109         (2)        95       (131)
Benefits paid........................................     (351)      (314)       (68)      (100)       (77)       (66)
Acquisitions.........................................       24         --         59          4         --         33
Expenses.............................................      (14)        (9)        --         --         --         --
Curtailment..........................................       --         --         (8)        --        (31)       (32)
Settlements..........................................       --         --         (8)        (5)        --         --
Foreign exchange impact..............................       --         --       (114)      (120)        --         --
                                                        ------     ------     ------     ------     ------     ------
BENEFIT OBLIGATION AT END OF YEAR....................   $7,382     $6,630     $1,794     $1,632     $1,015     $  946
                                                        ======     ======     ======     ======     ======     ======
CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning of year.......   $8,638     $7,943     $1,421     $1,286     $  217     $  191
Actual return on plan assets.........................      102        967         17        209          1         26
Company contributions................................       71         51        104        106         77         66
Employee contributions...............................       --         --          4          4         --         --
Acquisitions.........................................       32         --         47         --         --         --
Settlements..........................................       --         --         (5)        (5)        --         --
Benefits paid........................................     (351)      (314)       (68)      (100)       (77)       (66)
Expenses.............................................      (14)        (9)        --         --         --         --
Foreign exchange impact..............................       --         --        (99)       (79)        --         --
                                                        ------     ------     ------     ------     ------     ------
PLAN ASSETS AT FAIR VALUE AT END OF YEAR.............   $8,478     $8,638     $1,421     $1,421     $  218     $  217
                                                        ======     ======     ======     ======     ======     ======
RECONCILIATION OF PREPAID (ACCRUED) BENEFIT COST AND
  TOTAL AMOUNT RECOGNIZED
Funded status of the plan............................   $1,096     $2,008     $ (373)    $ (211)    $ (797)    $ (729)
Unrecognized:
  Net transition obligation (asset)..................       --          1         26         23         --         --
  Prior service cost.................................     (114)      (123)         8         16        (26)       (28)
  Net actuarial (gain) loss..........................     (589)    (1,591)       148        (26)       (88)      (208)
                                                        ------     ------     ------     ------     ------     ------
NET AMOUNT RECOGNIZED................................   $  393     $  295     $ (191)    $ (198)    $ (911)    $ (965)
                                                        ======     ======     ======     ======     ======     ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF
Prepaid benefit cost.................................   $  848     $  709     $  131     $  109     $   --     $   --
Accrued benefit liability............................     (513)      (462)      (365)      (326)      (911)      (965)
Intangible asset.....................................       58         48         43         19         --         --
                                                        ------     ------     ------     ------     ------     ------
NET AMOUNT RECOGNIZED................................   $  393     $  295     $ (191)    $ (198)    $ (911)    $ (965)
                                                        ======     ======     ======     ======     ======     ======

--------------------------

(1) For unfunded U.S. plans, the aggregate benefit obligation was $537 million and $509 million, and the aggregate accumulated benefit obligation was $475 million and $428 million at December 31, 2000 and 1999, respectively.

                        CITIGROUP INC. AND SUBSIDIARIES

22.  RETIREMENT BENEFITS (CONTINUED)
(2) For plans outside the U.S., the aggregate benefit obligation was $1.175 billion and $558 million, and the fair value of plan assets was $700 million and $174 million at December 31, 2000 and 1999, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $440 million and $320 million, and the fair value of plan assets was $167 million and $45 million at December 31, 2000 and 1999, respectively, for plans whose accumulated benefit obligation exceeds plan assets.

(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $88 million and $84 million and the postretirement benefit liability was $44 million and $53 million at December 31, 2000 and 1999, respectively.

    The expected long-term rates of return on assets used in determining the Company's pension and postretirement expense are shown below.

                                                    2000            1999            1998
                                                -------------   -------------   -------------
RATE OF RETURN ON ASSETS
U.S. plans....................................   9.0% TO 9.5%    9.0% to 9.5%    9.0% to 9.5%
Plans outside the U.S.(1).....................  2.5% TO 12.0%   2.5% to 12.5%   4.0% to 12.0%

------------------------

(1) Excluding highly inflationary countries.

    The principal assumptions used in determining pension and postretirement benefit obligations for the Company's plans are shown in the following table.

                                                                  2000            1999
                                                              -------------   -------------
AT YEAR-END
DISCOUNT RATE
  U.S. plans................................................           7.5%   7.75% to 8.0%
  Plans outside the U.S.(1).................................  2.5% TO 12.0%   3.0% to 12.0%
FUTURE COMPENSATION INCREASE RATE
  U.S. plans................................................   4.0% TO 6.5%    4.5% to 5.0%
  Plans outside the U.S.(1).................................  2.5% TO 12.0%   2.5% to 12.0%
HEALTH CARE COST INCREASE RATE--U.S. PLANS
  Following year............................................   7.0% TO 8.5%    6.0% to 8.0%
  Decreasing to the year 2008...............................           5.0%    5.0% to 5.5%

------------------------

(1) Excluding highly inflationary countries.

    As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 2000 by $38 million and the aggregate of the benefits earned and interest components of 2000 net postretirement benefit expense by $4 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 2000 by $36 million and the aggregate of the benefits earned and interest components of 2000 net postretirement benefit expense by $4 million.

                        CITIGROUP INC. AND SUBSIDIARIES

23.  TRADING SECURITIES, COMMODITIES, DERIVATIVES, AND RELATED RISKS

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

                                                                                      BALANCE SHEET
                                                                  NOTIONAL               CREDIT
                                                              PRINCIPAL AMOUNTS      EXPOSURE(1)(2)
                                                             -------------------   -------------------
In Billions of Dollars at Year-end                             2000     1999(3)      2000       1999
                                                             --------   --------   --------   --------
INTEREST RATE PRODUCTS
Futures contracts..........................................  $  293.6   $  632.3    $  --      $  --
Forward contracts..........................................     984.8      701.8      1.4        0.9
Swap agreements............................................   3,707.0    3,409.5     11.6        8.9
Options....................................................     636.4      616.4      0.8        0.4
FOREIGN EXCHANGE PRODUCTS
Futures contracts..........................................       6.7        4.1       --         --
Forward contracts..........................................   1,483.5    1,403.9     10.6        7.4
Cross-currency swaps.......................................     238.2      171.0      1.7        2.9
Options....................................................     251.9      225.3      0.9        1.1
EQUITY PRODUCTS............................................     175.1      136.6      6.3        9.3
COMMODITY PRODUCTS.........................................      38.9       34.3      1.7        0.4
CREDIT DERIVATIVE PRODUCTS.................................      73.5       54.2      0.2        0.3
                                                                                    -----      -----
                                                                                    $35.2      $31.6
                                                                                    =====      =====

------------------------

(1) There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.

(2) The balance sheet credit exposure reflects $78.8 billion and $65.4 billion of master netting agreements in effect at December 31, 2000 and December 31, 1999, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets Assets Trust, which amounted to $2.0 billion and $2.2 billion at December 31, 2000 and December 31, 1999, respectively.

(3) Amounts for 1999 were reclassified to conform to the 2000 presentation.

    Citigroup enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures, and foreign exchange transactions. Through the effective use of derivatives, Citigroup has been able to modify the volatility of its revenue from asset and liability positions. Derivative instruments with leverage features are not utilized in connection

                        CITIGROUP INC. AND SUBSIDIARIES

23. TRADING SECURITIES, COMMODITIES, DERIVATIVES, AND RELATED RISKS (CONTINUED) with risk management activities. The preceding table presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at December 31, 2000 and 1999, along with the related balance sheet credit exposure. The table includes all contracts with third parties, including both trading and end-user positions.

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

                        CITIGROUP INC. AND SUBSIDIARIES

23. TRADING SECURITIES, COMMODITIES, DERIVATIVES, AND RELATED RISKS (CONTINUED) END-USER INTEREST RATE, FOREIGN EXCHANGE, AND CREDIT DERIVATIVE CONTRACTS

                                 NOTIONAL PRINCIPAL
                                     AMOUNTS(1)                      PERCENTAGE OF 2000 AMOUNT MATURING
                                 -------------------   ---------------------------------------------------------------
                                 DEC. 31,   DEC. 31,    WITHIN      1 TO       2 TO       3 TO       4 TO      AFTER
In Billions of Dollars             2000       1999      1 YEAR    2 YEARS    3 YEARS    4 YEARS    5 YEARS    5 YEARS
                                 --------   --------   --------   --------   --------   --------   --------   --------
INTEREST RATE PRODUCTS
Futures contracts..............   $ 2.3      $ 7.8       100%          --%        --%        --%        --%         --%
Forward contracts..............     3.0        3.3       100           --         --         --         --          --
Swap agreements................   102.2      113.9        22           17         14          9         12          26
Option contracts...............    13.6        7.1        17           24          2         --         50           7
FOREIGN EXCHANGE PRODUCTS
Futures and forward
  contracts....................    65.4       53.4        99            1         --         --         --          --
Cross-currency swaps...........    16.9       12.9        41           28         14          2          7           8
CREDIT DERIVATIVE PRODUCTS.....    30.8       29.2         2            6          5         13         13          61

------------------------

(1) Includes third-party and intercompany contracts.

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF DECEMBER 31, 2000

                                                                   REMAINING CONTRACTS OUTSTANDING--
                                                                      NOTIONAL PRINCIPAL AMOUNTS
                                                    ---------------------------------------------------------------
In Billions of Dollars at Year-End                    2000       2001       2002       2003       2004       2005
                                                    --------   --------   --------   --------   --------   --------
Receive fixed swaps...............................   $62.2      $53.6      $43.8      $32.6      $25.4      $17.9
Weighted-average fixed rate.......................     6.3%       6.3%       6.3%       6.4%       6.6%       6.6%
Pay fixed swaps...................................    18.5       15.0        9.5        7.2        5.8        3.5
Weighted-average fixed rate.......................     5.1%       4.8%       4.3%       4.4%       4.7%       6.7%
Basis swaps.......................................    21.5       11.2        8.8        7.8        7.0        4.6
Purchased caps (including collars)................     1.5        1.5         --         --         --         --
Weighted-average cap rate purchased...............     8.9%       8.9%        --%        --%        --%        --%
Purchased floors..................................     9.8        7.7        6.4        6.4        6.4        0.5
Weighted-average floor rate purchased.............     5.1%       5.3%       6.1%       6.1%       6.1%       6.1%
Written caps related to other purchased caps(1)...     2.3        2.1        1.7        1.4        1.4        0.5
Weighted-average cap rate written.................     9.8%       9.8%      10.6%      10.7%      10.7%      10.8%
                                                     -----      -----      -----      -----      -----      -----
Three-month forward LIBOR rates(2)................     6.4%       5.5%       5.9%       6.0%       6.2%       6.4%
                                                     =====      =====      =====      =====      =====      =====

------------------------

(1) Includes written options related to purchased options embedded in other financial instruments.

(2) Represents the implied forward yield curve for three-month LIBOR as of December 31, 2000, provided for reference.

    The tables above provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at year-end 2000 with three-month LIBOR forward rates included for reference. The

                        CITIGROUP INC. AND SUBSIDIARIES

23. TRADING SECURITIES, COMMODITIES, DERIVATIVES, AND RELATED RISKS (CONTINUED) tables are intended to provide an overview of these components of the end-user portfolio, but should be viewed only in the context of Citigroup's related assets and liabilities. Contract maturities are related to the underlying risk management strategy.

    The majority of derivative positions used in Citigroup's asset and liability management activities are established via intercompany transactions with independently managed Citigroup dealer units, with the dealer acting as a conduit to the marketplace.

    Citigroup's utilization of these instruments is modified from time to time in response to changing market conditions as well as changes in the characteristics and mix of the related assets and liabilities. In this connection, during 2000 interest rate futures, swaps, and options with a notional principal amount of $60.2 billion were closed out which resulted in a net deferred gain of approximately $73 million. Total unamortized net deferred gains, including those from prior year close-outs, were approximately
$127 million at December 31, 2000, which will be amortized into earnings over the remaining life of the original contracts (approximately 20% in 2001, 18% in 2002, and 62% in subsequent years), consistent with the risk management strategy.

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

25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The table below presents the carrying value and fair value of Citigroup's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and contractholder funds amounts exclude certain insurance contracts. Also as required, the disclosures exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, the excess fair value associated with deposits with no fixed maturity, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

    The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivative and foreign exchange contracts, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan

                        CITIGROUP INC. AND SUBSIDIARIES

25. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

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

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
In Billions of Dollars at Year-End                        VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         --------   ----------   --------   ----------
ASSETS AND RELATED INSTRUMENTS
Investments............................................   $120.1      $120.1      $116.1      $116.1
Federal funds sold and securities borrowed or purchased
  under agreements to resell...........................    105.9       105.9       112.7       112.7
Trading account assets.................................    132.5       132.5       107.1       107.1
Loans(1)...............................................    338.1       354.6       293.9       307.4
  Related derivatives..................................      0.2         0.2         0.2        (0.3)
Other financial assets(2)..............................    137.7       137.7       121.0       121.0
  Credit card securitizations..........................       --         0.3          --         0.8
  Related derivatives..................................      0.3         0.4          --        (0.2)

LIABILITIES AND RELATED INSTRUMENTS
Deposits...............................................    300.6       300.7       261.6       261.3
  Related derivatives..................................       --        (0.1)       (0.2)         --
Federal funds purchased and securities loaned or sold
  under agreements to repurchase.......................    110.6       110.6        92.6        92.6
Trading account liabilities............................     85.1        85.1        90.5        90.5
Contractholder funds
  With defined maturities..............................      6.7         6.7         5.0         4.7
  Without defined maturities...........................     10.1         9.9        10.1        10.3
Long-term debt.........................................    111.8       112.3        88.5        88.1
  Related derivatives..................................     (0.1)       (0.1)       (0.1)        0.5
Other financial liabilities(3).........................    148.3       148.1       130.0       129.9
  Related derivatives..................................       --        (0.1)         --          --

------------------------

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $20.0 billion and $12.1 billion of lease finance receivables in 2000 and 1999, respectively.

(2) Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a

                        CITIGROUP INC. AND SUBSIDIARIES

25. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Statement of Financial Position.

(3) Includes brokerage payables, separate and variable accounts, investment banking and brokerage borrowings, short-term borrowings, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Statement of Financial Position.

    Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

    The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $16.5 billion at year-end 2000 and $13.5 billion in 1999. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $12.9 billion, an increase of $2.8 billion from year-end 1999, and for commercial loans net of the allowance by $3.6 billion, which was an increase of $0.2 billion from year-end 1999.

    The increase in estimated fair values in excess of carrying values of consumer loans is primarily due to the lower interest rate environment.

    The estimated fair value of credit card securitizations was $0.3 billion more than their carrying value at December 31, 2000, which is $0.5 billion less than December 31, 1999, when the carrying value exceeded the estimated fair value by $0.8 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

    For all derivative and foreign exchange contracts in the previous tables, the gross difference between the fair value and carrying amount as of December 31, 2000 and1999 was $0.8 billion and $0.4 billion for contracts whose fair value exceeds carrying value, and $0.5 billion and $1.9 billion at December 31, 2000 and 1999, respectively, for contracts whose carrying value exceeds fair value.

                        CITIGROUP INC. AND SUBSIDIARIES

26.  PLEDGED ASSETS, COLLATERAL AND COMMITMENTS

PLEDGED ASSETS

    At December 31, 2000, the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41 were as follows:

In Millions of Dollars                                          2000       1999
                                                              --------   --------
For securities sold under agreements to repurchase..........  $161,909   $141,298
As collateral for securities borrowed of approximately
  equivalent value..........................................    41,149     69,329
As collateral on bank loans.................................       225      3,975
To clearing organizations or segregated under securities
  laws and regulations......................................    10,427      8,696
For securities loaned.......................................    21,226     11,995
Other.......................................................    41,520     29,361
                                                              --------   --------
                                                              $276,456   $264,654
                                                              ========   ========

    In addition, included in cash and due from banks at December 31, 2000 and 1999 is $2.698 billion and $2.421 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

    At December 31, 2000 the Company had $1.4 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

COLLATERAL

    At December 31, 2000, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $236.6 billion. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

    At December 31, 2000, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions, and bank loans.

    In addition, at December 31, 2000, the Company had pledged $47.5 billion of collateral that may not be sold or repledged by the secured parties.

LEASE COMMITMENTS

    Rental expense (principally for offices and computer equipment) was $1.502 billion, $1.386 billion and $1.203 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

                        CITIGROUP INC. AND SUBSIDIARIES

26.  PLEDGED ASSETS, COLLATERAL AND COMMITMENTS (CONTINUED)
    Future minimum annual rentals under noncancellable leases, net of sublease income, are as follows:

In Millions of Dollars at Year-End
2001........................................................    $1,135
2002........................................................       986
2003........................................................       807
2004........................................................       631
2005........................................................       633
Thereafter..................................................     2,645
                                                                ------
                                                                $6,837
                                                                ======

    The Company and certain of Salomon Smith Barney's subsidiaries together have an option to purchase the buildings presently leased for Salomon Smith Barney's executive offices and New York City operations at the expiration of the lease term.

LOAN COMMITMENTS

In Billions of Dollars at Year-end                              2000       1999
                                                              --------   --------
Unused commercial commitments to make or purchase loans, to
  purchase third-party receivables, and to provide note
  issuance or revolving underwriting facilities.............   $201.2     $176.3
Unused credit card and other consumer revolving
  commitments...............................................   $353.5     $311.4

    The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $6.8 billion and $5.3 billion at December 31, 2000 and 1999.

                        CITIGROUP INC. AND SUBSIDIARIES

26.  PLEDGED ASSETS, COLLATERAL AND COMMITMENTS (CONTINUED)
LOANS SOLD WITH CREDIT ENHANCEMENTS

                                              AMOUNTS
                                        -------------------
In Billions of Dollars at Year-end        2000       1999           FORM OF CREDIT ENHANCEMENT
                                        --------   --------   --------------------------------------
Residential mortgages and other loans
  sold with recourse(1)...............   $10.4       $9.7     2000: Recourse obligation of $5.1, and
                                                              put options as described below. 1999:
                                                              Recourse obligation of $3.4, and put
                                                              options as described below.

GNMA sales/servicing agreements(2)....    16.1       19.3     Secondary recourse obligation

Securitized credit card receivables...    57.0       58.4     Includes net revenue over the life of
                                                              the transaction. Also includes put
                                                              options as described below for 1999,
                                                              and other recourse obligations of $1.0
                                                              in 2000 and $2.0 in 1999.

------------------------

(1) Residential mortgages represent 71% of amounts in 2000 and 91% in 1999.

(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

    Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

    Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $66 million at December 31, 2000 and $60 million at December 31, 1999. Net revenue from securitized credit card receivables included in other revenue was $2.4 billion, $2.1 billion, and $1.5 billion for the years ended December 31, 2000, 1999, and 1998, respectively.

    Various put options were written during 2000 and 1999 which require Citigroup to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. These put options at year end 2000 include: a put option, exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $133 million was exercised in 2000; a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to

                        CITIGROUP INC. AND SUBSIDIARIES

26. PLEDGED ASSETS, COLLATERAL AND COMMITMENTS (CONTINUED) approximately $1 billion principal amount of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust which is exercisable at any time after March 15, 2000, and a put option, orginally exercisable at any time after September 15, 2000, the exercise of which has been extended to April 12, 2001, with respect to an aggregate of up to approximately $1.25 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after June 15, 2000. In each case, if exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The aggregate amortized amount of these options was approximately $3.4 billion at December 31, 2000. Two option contracts from 1999 that were exercised in 2000 were the following: a put option, exercisable any time after February 17, 2000, with respect to an aggregate of up to $500 million principal amounts of certificates backed by credit card receivables; and a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after March 15, 2000. The Company has recorded liabilities totaling approximately $17 million at December 31, 2000 and $23 million at December 31, 1999 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the statement of earnings.

FINANCIAL GUARANTEES

    Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

    Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully

                        CITIGROUP INC. AND SUBSIDIARIES

26. PLEDGED ASSETS, COLLATERAL AND COMMITMENTS (CONTINUED) collateralized and totaled $12.5 billion at December 31, 2000 and $23.0 billion at December 31, 1999, and performance standby letters of credit.

                                                                  2000                           1999
                                               -------------------------------------------   ------------
                                               EXPIRE WITHIN   EXPIRE AFTER   TOTAL AMOUNT   TOTAL AMOUNT
In Billions of Dollars at Year-End                1 YEAR          1 YEAR      OUTSTANDING    OUTSTANDING
                                               -------------   ------------   ------------   ------------
Insurance, surety............................      $ 1.9          $ 6.1           $ 8.0          $ 7.0
Options, purchased securities, and escrow....        0.3             --             0.3            0.7
Clean payment................................        3.4            1.1             4.5            3.3
Backstop state, county, and municipal
  securities.................................         --            0.1             0.1            0.3
Other debt related...........................        6.7            3.5            10.2            8.8
                                                   -----          -----           -----          -----
TOTAL(1).....................................      $12.3          $10.8           $23.1          $20.1
                                                   =====          =====           =====          =====

------------------------

(1) Total is net of cash collateral of $2.0 billion in 2000 and $2.6 billion in 1999. Collateral other than cash covered 24% of the total in 2000 and 21% in 1999.

OTHER COMMITMENTS

    Salomon Smith Barney and a principal broker-dealer subsidiary have each provided a portion of a residual value guarantee in the amount of $586 million in connection with the lease of the buildings occupied by Salomon Smith Barney's executive offices and New York operations.

    The Company makes commitments to fund partnership investments and transfers receivables to third parties with recourse from time to time. The off-balance sheet risks of these financial instruments were not significant at December 31, 2000 or 1999.

27.  CONTINGENCIES

    In the ordinary course of business, Citigroup and/or its subsidiaries are defendants or co-defendants in various litigation matters, other than environmental and asbestos property and casualty insurance claims as discussed in Note 13. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition, or liquidity.

                        CITIGROUP INC. AND SUBSIDIARIES

28.  CITIGROUP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
REVENUES....................................................  $   133    $    80     $   29
                                                              -------    -------     ------
Expenses:
  Interest..................................................      346        389        218
  Other.....................................................      255        133        158
                                                              -------    -------     ------
Total.......................................................      601        522        376
                                                              -------    -------     ------
PRE-TAX LOSS................................................     (468)      (442)      (347)
Income tax benefit..........................................      167        156        130
                                                              -------    -------     ------
LOSS BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES............     (301)      (286)      (217)
Equity in net income of subsidiaries........................   13,820     11,529      7,167
                                                              -------    -------     ------
NET INCOME..................................................  $13,519    $11,243     $6,950
                                                              =======    =======     ======

                        CITIGROUP INC. AND SUBSIDIARIES

28.  CITIGROUP (PARENT COMPANY ONLY) (CONTINUED)
CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                 DECEMBER 31,
                                                              -------------------
In Millions of Dollars                                          2000       1999
                                                              --------   --------
ASSETS
Cash........................................................  $    85    $   855
Investments.................................................       --      1,763
Investment in and advances to:
  Bank and bank holding company subsidiaries................   56,973     37,710
  Other subsidiaries........................................   30,431     26,013
Cost of acquired businesses in excess of net assets.........      381        395
Other.......................................................      508        205
                                                              -------    -------
TOTAL.......................................................  $88,378    $66,941
                                                              =======    =======
LIABILITIES
Advances from and payables to subsidiaries..................  $   270    $   887
Commercial paper............................................      496         --
Junior subordinated debentures, held by subsidiary trusts...    2,367      2,367
Long-term debt..............................................   18,197      4,181
Other liabilities...........................................      616        990
Redeemable preferred stock, held by subsidiary..............      226        226
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30
  million), at aggregate liquidation value..................    1,745      1,895
Common stock ($.01 par value; authorized shares: 10 billion;
  issued shares: 2000--5,351,143,583 SHARES and
  1999--5,350,977,319 shares)...............................       54         54
Additional paid-in capital..................................   16,504     15,307
Retained earnings...........................................   58,862     47,997
Treasury stock, at cost (2000--328,921,189 SHARES;
  1999--326,918,585 shares).................................  (10,213)    (7,662)
Accumulated other changes in equity from nonowner sources...      123      1,155
Unearned compensation.......................................     (869)      (456)
                                                              -------    -------
STOCKHOLDERS' EQUITY........................................   66,206     58,290
                                                              -------    -------
TOTAL.......................................................  $88,378    $66,941
                                                              =======    =======

                        CITIGROUP INC. AND SUBSIDIARIES

28.  CITIGROUP (PARENT COMPANY ONLY) (CONTINUED)
CONDENSED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
In Millions of Dollars                                          2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $13,519    $11,243     $6,950
Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in net income of subsidiaries......................  (13,820)   (11,529)    (7,167)
  Dividends received from:
    Bank and bank holding company subsidiaries..............    1,255      4,791        158
    Other subsidiaries......................................    1,535      2,285      2,980
  Other, net................................................     (240)     2,046       (179)
                                                              -------    -------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    2,249      8,836      2,742
                                                              -------    -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries.......................   (5,800)      (321)    (1,276)
Change in investments.......................................    1,763       (425)    (1,130)
Advances to subsidiaries, net...............................   (6,523)    (1,206)        --
                                                              -------    -------     ------
NET CASH USED IN INVESTING ACTIVITIES.......................  (10,560)    (1,952)    (2,406)
                                                              -------    -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from advances from subsidiaries,
  net.......................................................     (617)    (1,197)     2,049
Dividends paid..............................................   (2,654)    (2,139)    (1,988)
Issuance of common stock....................................      958        758      1,685
Redemption of preferred stock...............................     (150)      (388)    (1,040)
Stock tendered for payment of withholding taxes.............     (593)      (496)      (520)
Treasury stock acquired.....................................   (4,066)    (3,954)    (3,139)
Issuance of long-term debt..................................   14,817      1,859      1,000
Issuance of junior subordinated debentures..................       --        619        722
Payments and redemptions of long-term debt..................     (650)      (100)      (250)
Change in short-term borrowings.............................      496       (991)       991
Other, net..................................................       --         --        154
                                                              -------    -------     ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    7,541     (6,029)      (336)
                                                              -------    -------     ------
Change in cash..............................................     (770)       855         --
Cash at beginning of period.................................      855         --         --
                                                              -------    -------     ------
Cash at end of period.......................................  $    85    $   855     $   --
                                                              =======    =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $   510    $   400     $  202
Cash received during the period for taxes...................    1,066      1,251        712
                                                              =======    =======     ======

                        CITIGROUP INC. AND SUBSIDIARIES

29.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           2000                                        1999
In Millions of Dollars                   -----------------------------------------   -----------------------------------------
Except Per Share Amounts                  FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                         --------   --------   --------   --------   --------   --------   --------   --------
TOTAL REVENUES.........................  $29,328    $28,624    $27,059    $26,815    $24,195    $23,166    $23,498    $23,537
Total revenues, net of interest
  expense..............................   19,003     18,835     18,220     19,130     17,022     16,097     16,477     16,126
Total benefits, claims, and credit
  losses...............................    4,288      3,760      3,753      3,685      3,529      3,450      3,508      3,393
Total operating expenses...............   10,282      9,620      9,290      9,367      8,679      8,209      8,503      8,300
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...................    4,433      5,455      5,177      6,078      4,814      4,438      4,466      4,433
Provision for income taxes.............    1,582      1,958      1,818      2,167      1,729      1,593      1,610      1,598
Minority interest, net of income
  taxes................................       11         13         20         55         70         56         65         60
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...................    2,840      3,484      3,339      3,856      3,015      2,789      2,791      2,775
Cumulative effect of accounting
  changes(1)...........................       --         --         --         --         --         --         --       (127)
                                         -------    -------    -------    -------    -------    -------    -------    -------
NET INCOME.............................  $ 2,840    $ 3,484    $ 3,339    $ 3,856    $ 3,015    $ 2,789    $ 2,791    $ 2,648
                                         -------    -------    -------    -------    -------    -------    -------    -------
BASIC EARNINGS PER SHARE...............  $  0.57    $  0.69    $  0.67    $  0.77    $  0.60    $  0.55    $  0.55    $  0.52
                                         -------    -------    -------    -------    -------    -------    -------    -------
DILUTED EARNINGS PER SHARE.............  $  0.55    $  0.67    $  0.65    $  0.75    $  0.58    $  0.54    $  0.54    $  0.51
                                         -------    -------    -------    -------    -------    -------    -------    -------
COMMON STOCK PRICE PER SHARE
High...................................  $57.125    $59.125    $50.156    $46.781    $43.688    $38.204    $38.813    $33.223
Low....................................   44.500     45.422     42.000     35.813     31.547     30.891     30.094     24.504
Close..................................   51.063     54.063     45.188     44.906     41.766     33.000     35.625     31.934
Dividends per share of common
  stock(2).............................    0.140      0.140      0.120      0.120      0.105      0.105      0.105      0.090

--------------------------
(1) Accounting changes include the 1999 first quarter adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit
    Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 1.

(2) Amounts represent Citigroup's historical dividends per common share.

    The selected quarterly financial data gives retroactive effect to the acquisition of Associates in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if the companies had always been combined. Certain reclassifications and adjustments have been recorded to conform the accounting policies and presentations of Citigroup and Associates (see Note 2).

    Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock may not add to the totals for the years. Per share data have been adjusted to give effect to the four-for-three split in Citigroup's common stock as discussed in Note 1.

    The fourth, third, and second quarters of 2000 include $381 million after-tax ($538 million pretax), $15 million after-tax ($24 million pretax), and $11 million after-tax ($17 million pretax), respectively, of restructuring charges, and in the 2000 fourth and third quarters, include $119 million after-tax ($143 million pretax) and $22 million after-tax ($34 million pretax), respectively, of merger-related costs. The fourth quarter of 2000 includes a $135 million after-tax ($210 million pretax) transportation loss provision related to Associates' truck loan and leasing portfolio. The first quarter of 2000 includes a $71 million after-tax ($112 million pretax) charge related to the discontinuation of Associates Housing Finance loan originations. The fourth, third, and first quarters of 1999 include $51 million after-tax ($82 million pretax), $31 million after-tax ($49 million pretax), and $22 million after-tax ($35 million pretax), respectively, of restructuring charges. The fourth and second quarters of 2000

                        CITIGROUP INC. AND SUBSIDIARIES

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) include credits for reductions of prior charges of $13 million after-tax
($22 million pretax) and $28 million after-tax ($43 million pretax), respectively. The fourth, third, and first quarters of 1999 include credits for reductions of prior charges of $76 million after-tax ($122 million pretax), $41 million after-tax ($68 million pretax), and $125 million after-tax
($211 million pretax), respectively. The 2000 fourth, third, second, and first quarters also include $4 million after-tax ($7 million pretax), $8 million after-tax ($12 million pretax), $19 million after-tax ($29 million pretax), and $12 million after-tax ($20 million pretax), respectively, of restructuring-related accelerated depreciation. The 1999 fourth, third, second, and first quarters also include $8 million after-tax ($13 million pretax), $25 million after-tax ($41 million pretax), $29 million after-tax ($47 million pretax), and $51 million after-tax ($81 million pretax), respectively, of restructuring-related accelerated depreciation.

                           FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                         AVERAGE VOLUME                  INTEREST REVENUE                  % AVERAGE RATE
                                 ------------------------------   ------------------------------   ------------------------------
In Millions of Dollars             2000       1999       1998       2000       1999       1998       2000       1999       1998
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS
CASH AND DUE FROM BANKS
In U.S. offices................  $  3,338   $  3,038   $  3,199   $    --    $    --    $     1        --         --       0.03
In offices outside the
  U.S.(4)......................     1,540        917      1,087        30         13         21      1.95       1.42       1.93
                                 --------   --------   --------   -------    -------    -------
Total..........................     4,878      3,955      4,286        30         13         22      0.62       0.33       0.51
                                 --------   --------   --------   -------    -------    -------
DEPOSITS AT INTEREST WITH
  BANKS(4).....................    13,232     12,384     14,393     1,226        992      1,070      9.27       8.01       7.43
                                 --------   --------   --------   -------    -------    -------
FEDERAL FUNDS SOLD AND
  SECURITIES BORROWED OR
  PURCHASED UNDER AGREEMENTS TO
  RESELL
In U.S. offices................    96,807     82,778     78,096     8,654      6,120      6,087      8.94       7.39       7.79
In offices outside the
  U.S.(4)......................    30,615     32,635     57,122     1,817      1,549      2,511      5.93       4.75       4.40
                                 --------   --------   --------   -------    -------    -------
Total..........................   127,422    115,413    135,218    10,471      7,669      8,598      8.22       6.64       6.36
                                 --------   --------   --------   -------    -------    -------
BROKERAGE RECEIVABLES
In U.S. offices................    26,029     17,002     13,416     2,135      1,212      1,087      8.20       7.13       8.10
In offices outside the
  U.S.(4)......................     3,271      3,416      7,782       320        188        200      9.78       5.50       2.57
                                 --------   --------   --------   -------    -------    -------
Total..........................    29,300     20,418     21,198     2,455      1,400      1,287      8.38       6.86       6.07
                                 --------   --------   --------   -------    -------    -------
TRADING ACCOUNT ASSETS(5)(6)
In U.S. offices................    63,723     58,052     70,349     3,181      2,245      3,171      4.99       3.87       4.51
In offices outside the
  U.S.(4)......................    36,571     30,948     57,313     1,340        989      1,624      3.66       3.20       2.83
                                 --------   --------   --------   -------    -------    -------
Total..........................   100,294     89,000    127,662     4,521      3,234      4,795      4.51       3.63       3.76
                                 --------   --------   --------   -------    -------    -------
INVESTMENTS
  In U.S. offices
    Taxable....................    74,375     67,924     62,503     4,916      4,327      3,781      6.61       6.37       6.05
    Exempt from U.S. income
      tax......................    14,747     14,297     13,145     1,057      1,000        949      7.17       6.99       7.22
  In offices outside the
    U.S.(4)....................    29,623     28,262     24,894     2,169      2,907      2,446      7.32      10.29       9.83
                                 --------   --------   --------   -------    -------    -------
Total..........................   118,745    110,483    100,542     8,142      8,234      7,176      6.86       7.45       7.14
                                 --------   --------   --------   -------    -------    -------
LOANS (NET OF UNEARNED
  INCOME)(7)
Consumer loans
  In U.S. offices..............   134,624    113,773    102,959    15,797     13,321     12,480     11.73      11.71      12.12
  In offices outside the
    U.S.(4)....................    75,200     68,984     57,706     9,708      8,984      7,873     12.91      13.02      13.64
                                 --------   --------   --------   -------    -------    -------
Total consumer loans...........   209,824    182,757    160,665    25,505     22,305     20,353     12.16      12.20      12.67
                                 --------   --------   --------   -------    -------    -------
Commercial loans
  In U.S. offices
    Commercial and
      industrial...............    32,472     27,443     23,384     2,649      2,325      2,195      8.16       8.47       9.39
    Lease financing............    11,792      8,758      8,120     1,045        682        652      8.86       7.79       8.03
    Mortgage and real estate...     3,598      6,518      8,704       361        730        869     10.03      11.20       9.98
  In offices outside the
    U.S.(4)....................    79,812     73,565     65,762     7,821      6,980      7,079      9.80       9.49      10.76
                                 --------   --------   --------   -------    -------    -------
Total commercial loans.........   127,674    116,284    105,970    11,876     10,717     10,795      9.30       9.22      10.19
                                 --------   --------   --------   -------    -------    -------
TOTAL LOANS....................   337,498    299,041    266,635    37,381     33,022     31,148     11.08      11.04      11.68
                                 --------   --------   --------   -------    -------    -------
OTHER INTEREST-EARNING
  ASSETS.......................     9,745      7,740      7,143     1,027        753        770     10.54       9.73      10.78
                                 --------   --------   --------   -------    -------    -------
TOTAL INTEREST-EARNING
  ASSETS.......................   741,114    658,434    677,077   $65,253    $55,317    $54,866      8.80       8.40       8.10
                                                                  =======    =======    =======     =====      =====      =====
Non-interest-earning
  assets(5)....................   135,538    118,641    114,279
                                 --------   --------   --------
TOTAL ASSETS...................  $876,652   $777,075   $791,356
                                 ========   ========   ========

------------------------------
(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 of Notes to Consolidated Financial Statements.

(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.

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

(7) Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)
  (CONTINUED)

                                         AVERAGE VOLUME                  INTEREST EXPENSE                  % AVERAGE RATE
                                 ------------------------------   ------------------------------   ------------------------------
In Millions of Dollars             2000       1999       1998       2000       1999       1998       2000       1999       1998
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
LIABILITIES
DEPOSITS
In U.S. offices
  Savings deposits (7).........  $ 36,252   $ 33,422   $ 31,179   $ 1,206    $   928    $   919      3.33       2.78       2.95
  Other time deposits..........    16,050     12,105     11,891       712        301        547      4.44       2.49       4.60
In offices outside the
  U.S.(4)......................   196,368    169,138    149,982    11,172      9,519     10,229      5.69       5.63       6.82
                                 --------   --------   --------   -------    -------    -------
Total..........................   248,670    214,665    193,052    13,090     10,748     11,695      5.26       5.01       6.06
                                 --------   --------   --------   -------    -------    -------
FEDERAL FUNDS PURCHASED AND
  SECURITIES LOANED OR SOLD
  UNDER AGREEMENTS TO
  REPURCHASE
In U.S. offices................   106,655     79,669     83,094     9,515      6,172      6,612      8.92       7.75       7.96
In offices outside the
  U.S.(4)......................    27,435     30,326     51,649     2,351      1,778      2,860      8.57       5.86       5.54
                                 --------   --------   --------   -------    -------    -------
Total..........................   134,090    109,995    134,743    11,866      7,950      9,472      8.85       7.23       7.03
                                 --------   --------   --------   -------    -------    -------
BROKERAGE PAYABLES
In U.S. offices................    18,275     11,852      9,852       282        219        264      1.54       1.85       2.68
In offices outside the
  U.S.(4)......................     1,926      1,675      9,809        25          3         24      1.30       0.18       0.24
                                 --------   --------   --------   -------    -------    -------
Total..........................    20,201     13,527     19,661       307        222        288      1.52       1.64       1.46
                                 --------   --------   --------   -------    -------    -------
TRADING ACCOUNT
  LIABILITIES(5)(6)
In U.S. offices................    20,711     28,409     34,037        39         54        165      0.19       0.19       0.48
In offices outside the
  U.S.(4)......................    22,696     21,150     39,942        17         31        112      0.07       0.15       0.28
                                 --------   --------   --------   -------    -------    -------
Total..........................    43,407     49,559     73,979        56         85        277      0.13       0.17       0.37
                                 --------   --------   --------   -------    -------    -------
INVESTMENT BANKING AND
  BROKERAGE BORROWINGS
In U.S. offices................    16,970     11,656     13,554     1,188        663        587      7.00       5.69       4.33
In offices outside the
  U.S.(4)......................       539        593      1,773        58         86        151     10.76      14.50       8.52
                                 --------   --------   --------   -------    -------    -------
Total..........................    17,509     12,249     15,327     1,246        749        738      7.12       6.11       4.82
                                 --------   --------   --------   -------    -------    -------
SHORT-TERM BORROWINGS
In U.S. offices................    42,482     35,318     31,874     2,131      1,631      1,710      5.02       4.62       5.36
In offices outside the
  U.S.(4)......................     8,809      9,539      7,543     1,223      1,343      1,082     13.88      14.08      14.34
                                 --------   --------   --------   -------    -------    -------
Total..........................    51,291     44,857     39,417     3,354      2,974      2,792      6.54       6.63       7.08
                                 --------   --------   --------   -------    -------    -------
LONG-TERM DEBT
In U.S. offices................    84,658     79,392     72,926     5,679      4,802      4,638      6.71       6.05       6.36
In offices outside the
  U.S.(4)......................    10,402      9,548      6,803       662        776        497      6.36       8.13       7.31
                                 --------   --------   --------   -------    -------    -------
Total..........................    95,060     88,940     79,729     6,341      5,578      5,135      6.67       6.27       6.44
                                 --------   --------   --------   -------    -------    -------
MANDATORILY REDEEMABLE
  SECURITIES OF SUBSIDIARY
  TRUSTS.......................     4,920      4,920      3,687       378        368        295      7.68       7.48       8.00
                                 --------   --------   --------   -------    -------    -------     =====      =====      =====
Demand deposits in U.S.
  offices......................     9,998     10,761     10,747
Other non-interest-bearing
  liabilities(5)...............   189,977    173,852    171,551
TOTAL STOCKHOLDERS' EQUITY.....    61,529     53,750     49,463
                                 --------   --------   --------   -------    -------    -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.........  $876,652   $777,075   $791,356   $36,638    $28,674    $30,692
                                 ========   ========   ========   =======    =======    =======     =====      =====      =====
NET INTEREST REVENUE AS A
  PERCENTAGE OF AVERAGE
  INTEREST-EARNING ASSETS
In U.S. offices(8).............  $471,277   $407,304   $390,885   $17,578    $16,543    $15,519      3.73       4.06       3.97
In offices outside the
  U.S.(8)......................   269,837    251,130    286,192    11,037     10,100      8,655      4.09       4.02       3.02
                                 --------   --------   --------   -------    -------    -------
TOTAL..........................  $741,114   $658,434   $677,077   $28,615    $26,643    $24,174      3.86       4.05       3.57
                                 ========   ========   ========   =======    =======    =======     =====      =====      =====

--------------------------
(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 of Notes to Consolidated Financial Statements.

(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.

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

(8) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

                                                                       2000 VS. 1999                      1999 VS. 1998
                                                              --------------------------------   --------------------------------
                                                                   INCREASE                           INCREASE
                                                                  (DECREASE)                         (DECREASE)
                                                                 DUE TO CHANGE                      DUE TO CHANGE
                                                                      IN:                                IN:
                                                              -------------------                -------------------
                                                              AVERAGE    AVERAGE       NET       AVERAGE    AVERAGE       NET
In Millions of Dollars on a Taxable Equivalent Basis(1)        VOLUME      RATE     CHANGE(2)     VOLUME      RATE     CHANGE(2)
                                                              --------   --------   ----------   --------   --------   ----------
CASH AND DUE FROM BANKS.....................................   $   11     $    6      $   17     $    (3)   $    (6)    $    (9)
                                                               ------     ------      ------     -------    -------     -------
DEPOSITS AT INTEREST WITH BANKS(3)..........................       71        163         234        (157)        79         (78)
                                                               ------     ------      ------     -------    -------     -------
FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED
  UNDER AGREEMENTS TO RESELL
In U.S. offices.............................................    1,134      1,400       2,534         355       (322)         33
In offices outside the U.S.(3)..............................     (100)       368         268      (1,149)       187        (962)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................    1,034      1,768       2,802        (794)      (135)       (929)
                                                               ------     ------      ------     -------    -------     -------
BROKERAGE RECEIVABLES
In U.S. offices.............................................      719        204         923         266       (141)        125
In offices outside the U.S.(3)..............................       (8)       140         132        (154)       142         (12)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      711        344       1,055         112          1         113
                                                               ------     ------      ------     -------    -------     -------
TRADING ACCOUNT ASSETS(4)
In U.S. offices.............................................      236        700         936        (511)      (415)       (926)
In offices outside the U.S.(3)..............................      194        157         351        (822)       187        (635)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      430        857       1,287      (1,333)      (228)     (1,561)
                                                               ------     ------      ------     -------    -------     -------
INVESTMENTS
In U.S. offices.............................................      458        188         646         422        175         597
In offices outside the U.S.(3)..............................      134       (872)       (738)        342        119         461
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      592       (684)        (92)        764        294       1,058
                                                               ------     ------      ------     -------    -------     -------
LOANS--CONSUMER
In U.S. offices.............................................    2,447         29       2,476       1,277       (436)        841
In offices outside the U.S.(3)..............................      803        (79)        724       1,482       (371)      1,111
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................    3,250        (50)      3,200       2,759       (807)      1,952
                                                               ------     ------      ------     -------    -------     -------
LOANS--COMMERCIAL
In U.S. offices.............................................      439       (121)        318         225       (204)         21
In offices outside the U.S.(3)..............................      606        235         841         791       (890)        (99)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................    1,045        114       1,159       1,016     (1,094)        (78)
                                                               ------     ------      ------     -------    -------     -------
TOTAL LOANS.................................................    4,295         64       4,359       3,775     (1,901)      1,874
                                                               ------     ------      ------     -------    -------     -------
OTHER INTEREST-EARNING ASSETS...............................      207         67         274          61        (78)        (17)
                                                               ------     ------      ------     -------    -------     -------
TOTAL INTEREST REVENUE......................................    7,351      2,585       9,936       2,425     (1,974)        451
                                                               ======     ======      ======     =======    =======     =======

                                                                       2000 VS. 1999                      1999 VS. 1998
                                                              --------------------------------   --------------------------------
                                                                   INCREASE                           INCREASE
                                                                  (DECREASE)                         (DECREASE)
                                                                 DUE TO CHANGE                      DUE TO CHANGE
                                                                      IN:                                IN:
                                                              -------------------                -------------------
                                                              AVERAGE    AVERAGE       NET       AVERAGE    AVERAGE       NET
In Millions of Dollars on a Taxable Equivalent Basis(1)       VOLUME      RATE     CHANGE(2)     VOLUME      RATE     CHANGE(2)
                                                              --------   --------   ----------   --------   --------   ----------
DEPOSITS
In U.S. offices.............................................      202        487         689          80       (317)       (237)
In offices outside the U.S.(3)..............................    1,548        105       1,653       1,210     (1,920)       (710)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................    1,750        592       2,342       1,290     (2,237)       (947)
                                                               ------     ------      ------     -------    -------     -------
FEDERAL FUNDS PURCHASED AND SECURITIES LOANED OR SOLD UNDER
  AGREEMENTS TO REPURCHASE
In U.S. offices.............................................    2,310      1,033       3,343        (268)      (172)       (440)
In offices outside the U.S.(3)..............................     (183)       756         573      (1,242)       160      (1,082)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................    2,127      1,789       3,916      (1,510)       (12)     (1,522)
                                                               ------     ------      ------     -------    -------     -------
BROKERAGE PAYABLES
In U.S. offices.............................................      103        (40)         63          47        (92)        (45)
In offices outside the U.S.(3)..............................        1         21          22         (16)        (5)        (21)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      104        (19)         85          31        (97)        (66)
                                                               ------     ------      ------     -------    -------     -------
TRADING ACCOUNT LIABILITIES(4)
In U.S. offices.............................................      (15)        --         (15)        (24)       (87)       (111)
In offices outside the U.S.(3)..............................        3        (17)        (14)        (40)       (41)        (81)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      (12)       (17)        (29)        (64)      (128)       (192)
                                                               ------     ------      ------     -------    -------     -------
INVESTMENT BANKING AND BROKERAGE BORROWINGS
In U.S. offices.............................................      348        177         525         (90)       166          76
In offices outside the U.S.(3)..............................       (7)       (21)        (28)       (135)        70         (65)
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      341        156         497        (225)       236          11
                                                               ------     ------      ------     -------    -------     -------
SHORT-TERM BORROWINGS
In U.S. offices.............................................      351        149         500         174       (253)        (79)
In offices outside the U.S.(3)..............................     (102)       (18)       (120)        281        (20)        261
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      249        131         380         455       (273)        182
                                                               ------     ------      ------     -------    -------     -------
LONG-TERM DEBT
In U.S. offices.............................................      332        545         877         398       (234)        164
In offices outside the U.S.(3)..............................       65       (179)       (114)        218         61         279
                                                               ------     ------      ------     -------    -------     -------
Total.......................................................      397        366         763         616       (173)        443
                                                               ------     ------      ------     -------    -------     -------
MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS......       --         10          10          93        (20)         73
                                                               ------     ------      ------     -------    -------     -------
TOTAL INTEREST EXPENSE......................................    4,956      3,008       7,964         686     (2,704)     (2,018)
                                                               ======     ======      ======     =======    =======     =======
NET INTEREST REVENUE........................................   $2,395     $ (423)     $1,972     $ 1,739    $   730     $ 2,469
                                                               ======     ======      ======     =======    =======     =======

------------------------------

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(4) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

RATIOS

                                                           2000       1999       1998
                                                         --------   --------   --------
Net income to average assets...........................    1.54%      1.45%      0.88%
Return on common stockholders' equity(1)...............   22.43%     21.47%     14.39%
Return on total stockholders' equity(2)................   21.97%     20.92%     14.05%
Total average equity to average assets.................    7.02%      6.92%      6.25%
Dividends declared per common share as a percentage of
  income per common share, assuming dilution...........    19.8%      18.7%      21.1%
                                                          =====      =====      =====

------------------------

(1) Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.

(2) Based on net income less redeemable preferred stock dividends as a percentage of average total stockholders' equity.

FOREGONE INTEREST REVENUE ON LOANS(1)

                                                      IN U.S    IN NON-U.S.     2000
In Millions of Dollars                               OFFICES      OFFICES      TOTAL
                                                     --------   -----------   --------
Interest revenue that would have been accrued at
  original contractual rates(2)....................    $235         $409        $644
Amount recognized as interest revenue(2)...........     113          134         247
                                                       ----         ----        ----
FOREGONE INTEREST REVENUE..........................    $122         $275        $397
                                                       ====         ====        ====

------------------------

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                          DUE        OVER 1
                                                        WITHIN 1   BUT WITHIN     OVER
In Millions of Dollars at Year-End                       YEAR      5 YEARS     5 YEARS     TOTAL
                                                        --------   ----------   --------   --------
MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO
In U.S. offices
  Commercial and industrial loans.....................  $12,594      $21,917    $ 2,709    $ 37,220
  Mortgage and real estate............................      526          985      1,979       3,490
  Lease financing.....................................    2,300        9,998      2,566      14,864
In offices outside the U.S............................   59,403       21,670      4,958      86,031
                                                        -------      -------    -------    --------
TOTAL COMMERCIAL LOAN PORTFOLIO.......................  $74,823      $54,570    $12,212    $141,605
                                                        =======      =======    =======    ========
SENSITIVITY OF LOANS DUE AFTER ONE YEAR TO CHANGES IN
  INTEREST RATES(1)
Loans at predetermined interest rates.................               $27,365    $ 5,466
Loans at floating or adjustable interest rates........                27,205      6,746
                                                        -------      -------    -------    --------
TOTAL.................................................               $54,570    $12,212
                                                        =======      =======    =======    ========

------------------------

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 23 and 25 of Notes to Consolidated Financial Statements.

LOANS OUTSTANDING

In Millions of Dollars at Year-End            2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
CONSUMER LOANS
In U.S. offices
  Mortgage and real estate................  $ 73,166   $ 59,376   $ 51,381   $ 46,465   $ 43,357
  Installment, revolving credit, and
    other.................................    78,017     63,374     60,564     57,340     53,833
                                            --------   --------   --------   --------   --------
                                             151,183    122,750    111,945    103,805     97,190
                                            --------   --------   --------   --------   --------
In offices outside the U.S.
  Mortgage and real estate................    24,988     24,808     21,578     19,140     19,729
  Installment, revolving credit, and
    other.................................    55,515     50,293     42,375     34,989     36,034
  Lease financing.........................       427        475        484        544        754
                                            --------   --------   --------   --------   --------
                                              80,930     75,576     64,437     54,673     56,517
                                            --------   --------   --------   --------   --------
                                             232,113    198,326    176,382    158,478    153,707
Unearned income...........................    (3,234)    (3,757)    (3,377)    (3,432)    (3,504)
                                            --------   --------   --------   --------   --------
CONSUMER LOANS--NET.......................   228,879    194,569    173,005    155,046    150,203
COMMERCIAL LOANS
In U.S. offices
  Commercial and industrial...............    37,220     30,163     26,182     23,597     20,762
  Lease financing.........................    14,864     10,281      9,477      8,690      7,474
  Mortgage and real estate................     3,490      5,439      9,000      7,666      8,249
                                            --------   --------   --------   --------   --------
                                              55,574     45,883     44,659     39,953     36,485
                                            --------   --------   --------   --------   --------
In offices outside the U.S.
  Commercial and industrial...............    69,111     61,984     56,761     48,284     37,581
  Mortgage and real estate................     1,720      1,728      1,792      1,651      1,815
  Loans to financial institutions.........     9,559      7,692      8,008      6,480      4,837
  Lease financing.........................     3,689      2,459      1,760      1,439      1,429
  Governments and official institutions...     1,952      3,250      2,132      2,376      2,252
                                            --------   --------   --------   --------   --------
                                              86,031     77,113     70,453     60,230     47,914
                                            --------   --------   --------   --------   --------
                                             141,605    122,996    115,112    100,183     84,399
Unearned income...........................    (3,462)    (2,664)    (2,439)    (2,186)    (2,030)
                                            --------   --------   --------   --------   --------
COMMERCIAL LOANS--NET.....................   138,143    120,332    112,673     97,997     82,369
TOTAL LOANS--NET OF UNEARNED INCOME.......   367,022    314,901    285,678    253,043    232,572
Allowance for credit losses...............    (8,961)    (8,853)    (8,596)    (8,087)    (7,306)
                                            --------   --------   --------   --------   --------
TOTAL LOANS--NET OF UNEARNED INCOME AND
  ALLOWANCE FOR CREDIT LOSSES.............  $358,061   $306,048   $277,082   $244,956   $225,266
                                            ========   ========   ========   ========   ========

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In Millions of Dollars at Year-End                      2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral
  value)(1).........................................   $  554     $  519     $  649     $  441     $  425
Other...............................................    1,580      1,162      1,201        806        642
                                                       ------     ------     ------     ------     ------
TOTAL...............................................   $2,134     $1,681     $1,850     $1,247     $1,067
                                                       ======     ======     ======     ======     ======
COMMERCIAL CASH-BASIS LOANS
In U.S. offices.....................................   $  884     $  509     $  704     $  469     $  450
In offices outside the U.S..........................    1,250      1,172      1,146        778        617
                                                       ------     ------     ------     ------     ------
TOTAL...............................................   $2,134     $1,681     $1,850     $1,247     $1,067
                                                       ======     ======     ======     ======     ======
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices.....................................   $  212     $  327     $  812     $  599     $  684
In offices outside the U.S..........................      131        122        104         81         97
                                                       ------     ------     ------     ------     ------
TOTAL...............................................   $  343     $  449     $  916     $  680     $  781
                                                       ======     ======     ======     ======     ======
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN
  SUSPENDED
In U.S. offices.....................................   $1,797     $1,696     $1,751     $1,679     $1,779
In offices outside the U.S..........................    1,607      1,821      1,664      1,063      1,118
                                                       ------     ------     ------     ------     ------
TOTAL...............................................   $3,404     $3,517     $3,415     $2,742     $2,897
                                                       ======     ======     ======     ======     ======
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(2)
In U.S. offices.....................................   $1,247     $  874     $  833     $  871     $  867
In offices outside the U.S..........................      385        452        532        467        422
                                                       ------     ------     ------     ------     ------
TOTAL...............................................   $1,632     $1,326     $1,365     $1,338     $1,289
                                                       ======     ======     ======     ======     ======

------------------------

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2) Substantially all consumer loans of which $503 million, $379 million, $267 million, $240 million, and $239 million are government-guaranteed student loans at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

In Millions of Dollars at Year-End                           2000       1999       1998       1997       1996
                                                           --------   --------   --------   --------   --------
OTHER REAL ESTATE OWNED
Consumer(1)..............................................    $366       $332       $358      $  356     $  520
Commercial(1)............................................     291        511        514         716      1,330
Corporate/Other..........................................       8         14          8           8          6
                                                             ----       ----       ----      ------     ------
TOTAL OTHER REAL ESTATE OWNED............................    $665       $857       $880      $1,080     $1,856
                                                             ====       ====       ====      ======     ======
OTHER REPOSSESSED ASSETS(2)..............................    $192       $139       $103      $   74     $   67
                                                             ====       ====       ====      ======     ======

------------------------

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In Millions of Dollars                                          2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR............   $8,853     $8,596     $8,087     $7,306     $6,830
                                                               ------     ------     ------     ------     ------
PROVISION FOR CREDIT LOSSES.................................
Consumer....................................................    4,345      4,169      3,753      3,523      3,213
Commercial..................................................      994        591        508         72        108
                                                               ------     ------     ------     ------     ------
                                                                5,339      4,760      4,261      3,595      3,321
                                                               ------     ------     ------     ------     ------
GROSS CREDIT LOSSES
CONSUMER(1)
In U.S. offices.............................................    3,413      3,063      3,057      3,011      2,444
In offices outside the U.S..................................    1,939      1,799      1,235        989        963
COMMERCIAL
Mortgage and real estate
  In U.S. offices...........................................       10         59         40         33         50
  In offices outside the U.S................................       22         11         58         47         32
Governments and official institutions outside the U.S.......       --         --          3         --         --
Loans to financial institutions in offices outside the
  U.S.......................................................       --         11         97          7         12
Commercial and industrial
  In U.S. offices...........................................      563        186        125         70        101
  In offices outside the U.S................................      311        479        348        112        161
                                                               ------     ------     ------     ------     ------
                                                                6,258      5,608      4,963      4,269      3,763
                                                               ======     ======     ======     ======     ======
CREDIT RECOVERIES
CONSUMER(1)
In U.S. offices.............................................      526        413        427        450        373
In offices outside the U.S..................................      403        356        287        264        233
COMMERCIAL
Mortgage and real estate
  In U.S. offices...........................................        9         36         89         50         92
  In offices outside the U.S................................        1          2         10          7          8
Governments and official institutions outside the U.S.......        1         --         10         36         81
Loans to financial institutions in offices outside the
  U.S.......................................................        9          5         16         17          1
Commercial and industrial
  In U.S. offices...........................................       45         19         36         72         54
  In offices outside the U.S................................       70         94         30         55         44
                                                               ------     ------     ------     ------     ------
                                                                1,064        925        905        951        886
                                                               ======     ======     ======     ======     ======
NET CREDIT LOSSES
In U.S. offices.............................................    3,406      2,840      2,670      2,542      2,076
In offices outside the U.S..................................    1,788      1,843      1,388        776        801
                                                               ------     ------     ------     ------     ------
                                                                5,194      4,683      4,058      3,318      2,877
                                                               ======     ======     ======     ======     ======
Other--net(2)...............................................      (37)       180        306        504         32
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR..................   $8,961     $8,853     $8,596     $8,087     $7,306
                                                               ======     ======     ======     ======     ======
Net consumer credit losses..................................   $4,423     $4,093     $3,578     $3,286     $2,801
As a percentage of average consumer loans...................     2.11%      2.24%      2.23%      2.19%      1.99%
                                                               ======     ======     ======     ======     ======
Net commercial credit losses................................   $  771     $  590     $  480     $   32     $   76
As a percentage of average commercial loans.................     0.60%      0.51%      0.45%      0.04%      0.10%
                                                               ======     ======     ======     ======     ======

------------------------------

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.

(2) In 2000 and 1999, primarily includes the addition of allowance for credit losses related to acquisitions and foreign currency translation effects. In 1998, reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

                                              2000                       1999                       1998
                                    ------------------------   ------------------------   ------------------------
                                    AVERAGE       AVERAGE      AVERAGE       AVERAGE      AVERAGE       AVERAGE
In Millions of Dollars at Year-End  BALANCE    INTEREST RATE   BALANCE    INTEREST RATE   BALANCE    INTEREST RATE
                                    --------   -------------   --------   -------------   --------   -------------
Banks(2)..........................  $ 32,063       6.78%       $ 21,993       7.10%       $ 18,559       8.46%
Other demand deposits.............    44,486       3.64          38,798       3.14          33,466       3.49
Other time and savings
  deposits(2).....................   132,325       5.57         119,581       5.64         107,999       6.94
                                    --------       ----        --------       ----        --------       ----
TOTAL.............................  $208,874       5.35        $180,372       5.28        $160,024       6.39
                                    ========       ====        ========       ====        ========       ====

------------------------

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 23 of Notes to Consolidated Financial Statements.

(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

                                        UNDER 3    OVER 3 TO 6   OVER 6 TO 12   OVER 12
In Millions of Dollars at Year-End 2000  MONTHS      MONTHS         MONTHS       MONTHS
                                        --------   -----------   ------------   --------
Certificates of deposit...............   $7,566       $1,619         $987         $973
Other time deposits...................      502          261          165           20

SHORT-TERM AND OTHER BORROWINGS(1)

                            FEDERAL FUNDS PURCHASED
                              AND SECURITIES SOLD
                                UNDER AGREEMENTS                                                    OTHER FUNDS
                                TO REPURCHASE                   COMMERCIAL PAPER                   BORROWED(2)
                         ------------------------------   ------------------------------   ------------------------------
In Millions of Dollars     2000       1999       1998       2000       1999       1998       2000       1999       1998
Amounts outstanding at
  year-end.............  $110,625   $92,591    $81,025    $38,152    $31,018    $28,175    $13,523    $13,321    $13,647
Average outstanding
  during the year......   134,090   109,995    134,743     37,837     32,769     29,206     13,454     12,088     10,211
Maximum month-end
  outstanding..........   154,543   129,112    163,421     43,037     38,018     35,919     15,478     17,666     13,646
                         --------   -------    -------    -------    -------    -------    -------    -------    -------
WEIGHTED-AVERAGE
  INTEREST RATE
During the year(3).....      8.85%     7.23%      7.03%      5.02%      4.75%      5.09%     10.82%     11.72%     12.79%
At year-end(4).........      5.78%     4.34%      4.94%      5.36%      5.69%      5.22%      8.76%      7.94%     11.38%


                               INVESTMENT BANKING
                                      AND
                              BROKERAGE BORROWINGS
                         ------------------------------
In Millions of Dollars     2000       1999       1998
Amounts outstanding at
  year-end.............  $18,227    $13,719    $14,040
Average outstanding
  during the year......   17,509     12,249     15,327
Maximum month-end
  outstanding..........   21,701     14,048     20,576
                         -------    -------    -------
WEIGHTED-AVERAGE
  INTEREST RATE
During the year(3).....     7.12%      6.11%      4.82%
At year-end(4).........     6.55%      6.00%      4.59%

------------------------------

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

    PFS agents are marketing Smith Barney mutual funds, CitiFinancial personal loans and Travelers Bank & Trust, fsb real-estate secured loans ($.A.F.E.-TM-loans and $.M.A.R.T. loans-TM-), and Travelers Life & Annuity variable annuities.

    Investment employees at Citibank branches are marketing Travelers Life & Annuity variable annuities and Citigroup Asset Management Group mutual funds.

    SSB FCs are marketing Travelers Life & Annuity annuities, Citibank mortgage loans, including loans using SSB equities as the down payment, and Citigroup Asset Management Group mutual funds.

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

PROPERTY-CASUALTY INSURANCE SERVICES--OTHER INFORMATION

SELECTED PRODUCT INFORMATION

    The following table sets forth by product line net written premiums (including Associates) for Commercial Lines and Personal Lines for the year ended 2000. Many larger National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the following table.

2000 NET WRITTEN PREMIUMS

                                                     AMOUNT OF      PERCENTAGE OF
                                                    NET WRITTEN   TOTAL NET WRITTEN
In Millions of Dollars                               PREMIUMS         PREMIUMS
                                                    -----------   -----------------
PRODUCT LINE
Commercial Lines
  Commercial multi-peril..........................     $1,695            29.5%
  Workers' compensation...........................      1,065            18.5
  Commercial automobile...........................      1,123            19.6
  Property........................................        735            12.8
  General liability...............................        606            10.6
  Fidelity, surety, and other.....................        516             9.0
                                                       ------           -----
TOTAL COMMERCIAL LINES............................     $5,740           100.0%
                                                       ======           =====
Personal Lines
  Automobile......................................     $2,422            61.7%
  Homeowners and other............................      1,502            38.3
                                                       ------           -----
TOTAL PERSONAL LINES..............................     $3,924           100.0%
                                                       ======           =====

PROPERTY AND CASUALTY RESERVES

    Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by major product line, coverage and year.

    The table on page 165 sets forth the year-end reserves from 1990 through 2000, and the subsequent changes in those reserves, presented on a historical basis for the Company. The original estimates, cumulative amounts paid, and reestimated reserves in the table for the years 1990 - 1995 have not been restated to include the property-casualty insurance businesses acquired by the Company from Aetna Services, Inc. in 1996 (Aetna P&C). Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1990 - 2000 year-end reserves and the subsequent changes in those reserves. For instance, the "cumulative deficiency or redundancy" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1990 included $4 million for a loss that is finally paid in 2000 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1990 - 1999 shown in the table.

    Certain factors may distort the reestimated reserves and cumulative deficiency or redundancy shown in the table. For example, a substantial portion of the cumulative deficiencies shown in the table arise from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos, and other cumulative injury claims. In the post-1984 period, the Company developed more stringent underwriting standards and policy exclusions and significantly contracted or terminated the writing of such risks. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations--Environmental Claims, Asbestos Claims and Cumulative Injury Other than Asbestos Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

    Other factors that affect the data in the table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the table.

    Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table. The differences between the reserves for claims and claim adjustment expenses shown in the table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company's subsidiaries filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $9 million, $38 million, and $37 million for the years 2000, 1999, and 1998, respectively.

    The table below reflects Associates for all periods due to the acquisition being accounted for as a pooling of interest.

                                                           YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
In Millions of Dollars            1990(1)    1991(1)    1992(1)    1993(1)    1994(1)    1995(1)    1996(2)
RESERVES FOR LOSS AND LOSS
  ADJUSTMENT EXPENSE ORIGINALLY
  ESTIMATED.....................  $ 9,255    $ 9,421    $ 9,884    $10,205    $10,271    $10,124    $21,839
CUMULATIVE AMOUNTS PAID AS OF
One year later..................    2,432      2,144      2,215      1,907      1,861      1,529      3,714
Two years later.................    3,946      3,593      3,563      3,229      2,897      2,817      6,610
Three years later...............    5,006      4,603      4,571      3,996      4,064      3,911      8,851
Four years later................    5,768      5,384      5,170      4,950      4,942      4,769     10,365
Five years later................    6,364      5,860      5,973      5,662      5,655      5,330
Six years later.................    6,759      6,556      6,587      6,270      6,122
Seven years later...............    7,338      7,099      7,127      6,678
Eight years later...............    7,825      7,591      7,492
Nine years later................    8,280      7,928
Ten years later.................    8,594
RESERVES REESTIMATED AS OF
One year later..................    9,372      9,457     10,023     10,162      9,954      9,860     21,359
Two years later.................    9,484      9,765     10,125     10,127      9,778      9,797     21,174
Three years later...............    9,911     10,050     10,155     10,002      9,864      9,800     20,829
Four years later................   10,342     10,166     10,161     10,166      9,896      9,746     20,677
Five years later................   10,495     10,263     10,378     10,193      9,932      9,722
Six years later.................   10,631     10,507     10,413     10,244      9,910
Seven years later...............   10,887     10,536     10,481     10,266
Eight years later...............   10,922     10,617     10,528
Nine years later................   11,005     10,677
Ten years later.................   11,087
                                  -------    -------    -------    -------    -------    -------    -------
CUMULATIVE DEFICIENCY
  (REDUNDANCY)..................  $ 1,832    $ 1,256    $   644    $    61    $  (361)   $  (402)   $(1,162)
                                  =======    =======    =======    =======    =======    =======    =======
Gross liability--end of year....                                   $13,822    $13,894    $14,740    $29,992
Reinsurance recoverables........                                     3,617      3,623      4,616      8,153
                                                                   -------    -------    -------    -------
Net liability--end of year......                                   $10,205    $10,271    $10,124    $21,839
                                                                   =======    =======    =======    =======
GROSS REESTIMATED
  LIABILITY--LATEST.............                                   $13,988    $13,890    $14,262    $28,731
Reestimated reinsurance
  recoverables--latest..........                                     3,722      3,980      4,540      8,054
                                                                   -------    -------    -------    -------
NET REESTIMATED
  LIABILITY--LATEST.............                                   $10,266    $ 9,910    $ 9,722    $20,677
                                                                   =======    =======    =======    =======
GROSS CUMULATIVE DEFICIENCY
  (REDUNDANCY)..................                                   $   166    $    (4)   $  (478)   $(1,261)
                                                                   =======    =======    =======    =======

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
In Millions of Dollars            1997(2)    1998(2)    1999(2)    2000(2)
RESERVES FOR LOSS AND LOSS
  ADJUSTMENT EXPENSE ORIGINALLY
  ESTIMATED.....................  $21,426    $21,152    $20,367    $19,922
CUMULATIVE AMOUNTS PAID AS OF
One year later..................    4,033      4,311      4,281
Two years later.................    6,890      7,137
Three years later...............    8,858
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
RESERVES REESTIMATED AS OF
One year later..................   21,094     20,868     20,163
Two years later.................   20,708     20,557
Three years later...............   20,428
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
                                  -------    -------    -------    -------
CUMULATIVE DEFICIENCY
  (REDUNDANCY)..................  $  (998)   $  (595)   $  (204)
                                  =======    =======    =======    =======
Gross liability--end of year....  $29,367    $29,139    $28,776    $28,327
Reinsurance recoverables........    7,941      7,987      8,409      8,405
                                  -------    -------    -------    -------
Net liability--end of year......  $21,426    $21,152    $20,367    $19,922
                                  =======    =======    =======    =======
GROSS REESTIMATED
  LIABILITY--LATEST.............  $28,241    $28,597    $28,447
Reestimated reinsurance
  recoverables--latest..........    7,813      8,040      8,284
                                  -------    -------    -------
NET REESTIMATED
  LIABILITY--LATEST.............  $20,428    $20,557    $20,163
                                  =======    =======    =======
GROSS CUMULATIVE DEFICIENCY
  (REDUNDANCY)..................  $(1,126)   $  (542)   $  (329)
                                  =======    =======    =======

------------------------------

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

(2) Includes Aetna P&C gross reserves of $16.775 billion and net reserves of $11.752 billion acquired on April 2, 1996 and subsequent development recorded by Aetna P&C.

PROPERTY AND CASUALTY REINSURANCE

    TPC reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings, and protect capital resources. TPC cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance.

Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to TPC to the extent of the reinsurance ceded, TPC remains primarily liable as the direct insurer on all risks reinsured. TPC also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TPC monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, and the price of their product offerings. For additional information concerning reinsurance, see Note 14 of Notes to Consolidated Financial Statements.

    TPC utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses.

    NET RETENTION POLICY. The descriptions below relate to reinsurance arrangements of TPC in effect at January 1, 2001. For third-party liability, including automobile no-fault, the reinsurance agreements used by Construction, and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence and for Commercial Accounts limits the net retention to a maximum of $6 million per insured, per occurrence. Gulf Insurance Company, a wholly-owned subsidiary, in its specialty lines of business utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.8 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million and 90% of each loss between $10 million and $20 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to TPC are retained. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For executive liability coverages such as errors and omissions liability, directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains from $2 million up to $5 million per risk. For surety protection, Bond Specialty generally retains up to $10 million per principal. The risk tolerance of Bond Specialty varies by line of business and by risk.

    CATASTROPHE REINSURANCE. TPC utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 40% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $20 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 40% of losses between $250 million and $750 million.

REGULATION AND SUPERVISION

    BANK HOLDING COMPANY REGULATION. The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (New York, Delaware, South Dakota, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

    The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. The Company's declaration to become a financial holding company became effective on the first eligible date, and as a result, it is permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act, after two years from the date as of which the Company became a bank holding company, the Company was required to conform any activities that were not considered to be closely related to banking or financial in nature under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest. The Company obtained such an extension with respect to several activities in October 2000.

    Section 20 of the Glass-Steagall Act, which prohibited a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities, was repealed, effective March 11, 2000, as part of the GLB Act. Accordingly, the Company is permitted to operate without regard to revenue limits on "ineligible" securities activities and to acquire other securities firms without regard to such limits. The repeal of Section 20 also permits the Company's securities subsidiaries to organize, sponsor, distribute, and advise open-end mutual funds in the United States, as well as outside the United States.

    Under the BHC Act, nonbank acquisitions in the U.S. have generally been limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and foreign banks. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

    Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the Company may be required to commit resources to its subsidiary banks in certain circumstances. However, under the GLB Act, the FRB is not able to compel a bank holding company to remove capital from its regulated securities or insurance subsidiaries in order to commit such resources to its subsidiary banks.

    The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2000, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

    A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

    The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 59.

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

    The Company's registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict Salomon Smith Barney Holdings Inc.'s ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit Salomon Smith Barney Holdings Inc.'s ability to pay dividends and make payments on its debt. See Notes 12 and 18 of Notes to Consolidated Financial Statements. Certain of the Company's broker-dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent.

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

    At December 31, 2000, the Company had approximately 138,000 full-time and 9,000 part-time employees in the United States and approximately 95,000 employees outside of the United States.

PROPERTIES

    The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story office building of which two-thirds is presently owned by Citibank and is occupied by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. Citibank has entered into a contract to purchase the balance of 399 Park Avenue, in exchange for its ownership interest in Citigroup Center. The exchange is scheduled to close before the end of the first quarter 2001.

    Citibank currently owns one-third of Citigroup Center, a 59-story multi-use complex located at 153 East 53rd Street, New York, New York. The Company and certain of its subsidiaries occupy this office space in Citigroup Center and will, after the exchange described above, continue to occupy it under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

    The Company's property-casualty insurance subsidiaries lease 180 field offices throughout the United States. The principal offices of TIC, TLAC, and TPC are located in Hartford, Connecticut. All of such occupied space is owned by TIC. TPC also rents space from Aetna Services, Inc. at CityPlace, located in Hartford, Connecticut.

    The Company's life insurance subsidiaries lease office space at approximately 20 locations throughout the United States. TIC and/or The Travelers Insurance Group Inc. lease two other buildings in Hartford, Connecticut, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

    Salomon Smith Barney leases two buildings located at 388 and 390 Greenwich Street in New York City. These leases, which expire in 2003, include a purchase option with respect to the related properties. The principal offices of Salomon Smith Barney are located at 388 Greenwich Street, New York, New York. Additionally, Salomon Smith Barney leases space at 7 World Trade Center.

    Associates maintains its principal offices in Irving, Texas, in facilities which are, in part, owned and, in part, leased by it. Associates has office and branch sites for its business units throughout the United States, Canada, Asia (Japan, Taiwan, Philippines and Hong Kong), Europe and Latin America. The majority of these sites are leased, and, although numerous, none is material to Associates' operations.

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

EXECUTIVE OFFICERS

    The following information with respect to each executive officer of Citigroup is set forth below as of March 9, 2001: name, age and the position held with Citigroup.

NAME                                          AGE               POSITION AND OFFICE HELD
----                                        --------   ------------------------------------------
Hamid Biglari.............................     42      Head of Corporate Strategy

Sir Winfried F.W. Bischoff................     59      Chairman, Citigroup Europe

Michael A. Carpenter......................     53      Chairman & CEO, Salomon Smith Barney;
                                                       Head, Citibank's Global Relationship Bank

Robert Druskin............................     53      Chief Operations and Technology Officer

Ahmed Fahour..............................     34      Head of Corporate Development

Jay S. Fishman............................     48      Chief Operating Officer, Finance & Risk;
                                                       CEO, Travelers Insurance

Michael B.G. Froman.......................     38      Executive Director, Strategic Priorities &
                                                       Business Development, Emerging Markets

Roy A. Guthrie............................     47      CEO, CitiCapital and Head of International
                                                       Finance

Thomas W. Jones...........................     51      Chairman & CEO, Global Investment
                                                       Management & Private Banking Group; Co-
                                                       Chairman & CEO, Citigroup Asset Management

Marjorie Magner...........................     51      Senior Executive Vice President and Chief
                                                       Administrative Officer, Global Consumer

Deryck C. Maughan.........................     53      Vice Chairman; Chairman, Internet
                                                       Operating Group; Head, Citigroup Mergers &
                                                       Acquisitions

Victor J. Menezes.........................     51      Chairman & CEO, Citibank, N.A.

Charles O. Prince, III....................     51      Chief Operating Officer, Operations &
                                                       Administration; General Counsel &
                                                       Corporate Secretary

William R. Rhodes.........................     65      Vice Chairman

Robert E. Rubin...........................     62      Director; Chairman of the Executive
                                                       Committee; Member of the Office of the
                                                       Chairman

Petros K. Sabatacakis.....................     54      Senior Risk Officer

Todd S. Thomson...........................     40      Chief Financial Officer

Sanford I. Weill..........................     67      Chairman & CEO

Robert B. Willumstad......................     55      Chairman & CEO, Global Consumer

Barbara A. Yastine........................     41      Chief Financial Officer, Salomon Smith
                                                       Barney & Citibank's Global Relationship
                                                       Bank

    Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

    Mr. Biglari joined Citigroup in 2000 and, prior to that time, he was partner and co-head of the global investment banking consulting practice at McKinsey and Company. Sir Winfried Bischoff joined Citigroup in April 2000 upon the merger of
J. Henry Schroder & Co. Ltd. with Salomon Smith Barney Holdings Inc. and, from 1995 until that time, he was Chairman and Group Chief Executive of J. Henry Schroder & Co. Ltd. Mr. Fahour joined Citigroup in 2000 and, prior to that time, he was a partner/ officer and head of Asia Pacific Corporate Development Practice at the Boston Consulting Group. Mr. Froman joined Citigroup in 1999 and, from December 1999 to January 2001, he was Chief of Staff of the Office of Chairman and Chief Operating Officer of the Internet Operating Group. From January 1997 to July 1999, Mr. Froman served as Chief of Staff of the Department of the Treasury of the United States. Previously, he served as Deputy Assistant Secretary of Eurasia and The Middle East of the Department of the Treasury of the United States. Mr. Guthrie joined Citigroup upon the acquisition of Associates in November 2000 and, from 1998 until that time, he was Senior Executive Vice President and a director of Associates. From 1996 to 2000,
Mr. Guthrie served as Chief Financial Officer of Associates. Mr. Jones joined Citigroup in August 1997 and, prior to that time, he was Vice Chairman, President, Chief Operating Officer, and a director of the Teachers Insurance and Annuity Association--College Retirement Equities Fund. Mr. Rubin joined Citigroup in October 1999 and, prior to that time, served as Secretary of the Treasury of the United States from 1995 to 1999. Mr. Sabatacakis joined Citigroup in August 1999 and, prior to that time, was Senior Vice President-Financial Services for American International Group. Previously, he was senior risk manager and head of Global Treasury and Capital Markets at Chemical Bank. Mr. Thomson joined Citigroup in July 1998 and, prior to that time, was Senior Vice President, Strategic Planning and Business Development for GE Capital Services. Previously, Mr. Thomson held management positions at Barents Group LLC and Bain and Company.

                           10-K CROSS-REFERENCE INDEX

    This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2000 results.

FORM 10-K

ITEM
NUMBER                                                                          PAGE
------                                                                  --------------------
PART I

      1.  BUSINESS....................................................    1-5, 8-75, 162-171

      2.  PROPERTIES..................................................                   171

      3.  LEGAL PROCEEDINGS...........................................                   172

      4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        NOT APPLICABLE

PART II

      5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................          148, 177-178

      6.  SELECTED FINANCIAL DATA.....................................                     6

      7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................                  8-75

     7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET               60-67, 95-110,
          RISK........................................................               134-144

      8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................                77-165

      9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................        NOT APPLICABLE

PART III

     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........                  173*

     11.  EXECUTIVE COMPENSATION......................................                    **

     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................                   ***

     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............                  ****

PART IV

     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................                   176

------------------------

   * For information regarding Citigroup Directors, see the material under the caption "Election of Directors" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 17, 2001, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.

  ** See the material under the captions "Executive Compensation" and "How We
     Have Done" in the Proxy Statement, incorporated herein by reference.

 *** See the material under the captions "About the Annual Meeting" and "Stock
     Ownership" in the Proxy Statement, incorporated herein by reference.

**** See the material under the captions "Election of Directors" and "Executive
     Compensation" in the Proxy Statement, incorporated herein by reference.

None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

    - Citigroup's Restated Certificate of Incorporation, as amended,

    - Citigroup's By-Laws,

    - Instruments Defining the Rights of Security Holders, Including Indentures,

    - Material Contracts, including certain compensatory plans available only to officers and/or directors,

    - Statements re Computation of Ratios,

    - Subsidiaries of the Registrant,

    - Consents of Experts and Counsel,

    - Powers of Attorney of Directors Armstrong, Belda, Bialkin, Derr, Deutch, Hughes, Jordan, Lipp, Mark, Masin, Mecum, Parsons, Pearson, Rubin, Thomas, and Zankel.

    A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Citigroup, Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

Financial Statements filed for Citigroup Inc. and Subsidiaries:

Consolidated Statement of Income

Consolidated Statement of Financial Position

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statement of Cash Flows

    On October 11, 2000, the Company filed a Current Report on Form 8-K, dated October 3, 2000, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 3, 2000, and the Form of Note relating to the offer and sale of the Company's 7.250% Subordinated Notes due October 1, 2010.

    On October 19, 2000, the Company filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the results of its operations for the quarter ended September 30, 2000, and certain other selected financial data.

    On December 4, 2000, the Company filed a Current Report on Form 8-K, dated November 30, 2000, reporting under Item 5 thereof that the Company and Associates had announced the completion of the Company's acquisition of Associates.

    On December 5, 2000, the Company filed a Current Report on Form 8-K, dated November 30, 2000, filing as exhibits under Item 7 thereof (a) the Terms Agreement, dated November 30, 2000, and the Form of Note relating to the offer and sale of the Company's 7.250% Subordinated Notes due October 1, 2010,
(b) the Terms Agreement, dated November 30, 2000, and the Form of Note relating to the offer and sale of the Company's 6.45% Notes due December 6, 2002 and
(c) the Terms Agreement, dated November 30, 2000, and the Form of Note relating to the offer and sale of the Company's 6.75% Notes due December 1, 2005.

    On December 18, 2000, the Company filed a Current Report on Form 8-K, dated December 14, 2000, filing as an exhibit under Item 7 thereof the Distribution Agreement, dated December 14, 2000, relating to the offer and sale of the Company's Medium-Term Senior Notes, Series D, Due Nine Months or More from Date of Issue and Medium-Term Subordinated Notes, Series D, Due Nine Months or More from Date of Issue.

    No other reports on Form 8-K were filed during the 2000 fourth quarter; however, on January 12, 2001, the Company filed a Current Report on Form 8-K, dated January 8, 2001, filing as exhibits under Item 7 thereof (a) the Terms Agreement, dated January 8, 2001, and the Form of Note relating to the offer and sale of the Company's 6.75% Notes due December 1, 2005 and (b) the Terms Agreement, dated January 8, 2001, and the Form of Note relating to the offer and sale of the Company's 6.50% Notes due January 18, 2011.

    On January 18, 2001, the Company filed a Current Report on Form 8-K, dated January 16, 2001, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 2000, and certain other selected financial data.

    On February 7, 2001, the Company filed a Current Report on Form 8-K, dated February 2, 2001, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 2, 2001, and the Form of Note relating to the offer and sale of the Company's 5.70% Notes due February 6, 2004.

Securities and Exchange Commission
Washington, DC 20549
Form 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
Commission File Number 1-9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 399 Park Avenue
New York, New York 10043
Telephone: (212) 559-1000

STOCKHOLDER INFORMATION

    Citigroup common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "C."

    Citigroup Preferred Stock Series F, G, H, K, M, Q, R, and U are also listed on the New York Stock Exchange.

ANNUAL MEETING

    The annual meeting will be held at 9:00 a.m. on April 17, 2001, at Carnegie Hall, 881 Seventh Avenue, New York, NY.

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

EXCHANGE AGENT

    Holders of Associates First Capital Corporation, Citicorp, Salomon Inc or the Travelers Corporation common stock, Citigroup Inc. Preferred Stock
Series J, S, or T, Salomon Inc Preferred Stock Series E or D, or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:

    Citibank Shareholder Services
    P. O. Box 2502
    Jersey City, NJ 07303-2502
    Telephone No. (201) 536-8057
    Toll-free No. (888) 250-3985
    Facsimile No. (201) 324-3284
    E-mail address: Citibank@em.fcnbd.com

    The 2000 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as Annual and Quarterly reports, are available from Citigroup Document Services toll free at (877) 936-2737 (outside the United States at (718) 765-6460) or by writing to:

    Citigroup Document Services
    140 58th Street, Suite 5I
    Brooklyn, NY 11220

    Copies of this annual report and other Citigroup financial reports can be viewed or retrieved on the Internet at http://www.citigroup.com or http://www.sec.gov.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND (g) OF THE ACT

    A list of Citigroup securities registered pursuant to Section 12(b) and
(g) of the Securities Exchange Act of 1934 is available from Citigroup Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

    As of February 5, 2001, Citigroup had 5,035,506,298 shares of common stock outstanding.

    As of February 5, 2001, Citigroup had approximately 250,300 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

    Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2001 Proxy Statement incorporated by reference in Part III of this Form 10-K.

    The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 5, 2001 was approximately $283 billion.

    Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2001 Proxy Statement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2001.

                                          CITIGROUP INC.
                                          (REGISTRANT)

                                          [/S/ TODD S. THOMSON]

                                          Todd S. Thomson
                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2001.

                                          Citigroup's Principal Executive Officer:

                                          [/S/ SANFORD I. WEILL]
                                          Sanford I. Weill

                                          Citigroup's Principal Financial Officer:

                                          [/S/ TODD S. THOMSON]
                                          Todd S. Thomson

                                          Citigroup's Principal Accounting Officers:

                                          [/S/  IRWIN R. ETTINGER]        [/S/ ROGER W. TRUPIN]
                                          Irwin R. Ettinger               Roger W. Trupin

    The Directors of Citigroup (listed below) executed a power of attorney appointing Todd S. Thomson their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong                            Reuben Mark
Alain J.P. Belda                                Michael T. Masin
Kenneth J. Bialkin                              Dudley C. Mecum
Kenneth T. Derr                                 Richard D. Parsons
John M. Deutch                                  Andrall E. Pearson
Keith W. Hughes                                 Robert E. Rubin
Ann Dibble Jordan                               Franklin A. Thomas
Robert I. Lipp                                  Arthur Zankel

/s/ Todd S. Thomson
Todd S. Thomson, attorney-in-fact

                          CITIGROUP BOARD OF DIRECTORS

C. MICHAEL ARMSTRONG           KEITH W. HUGHES                DUDLEY C. MECUM                FRANKLIN A. THOMAS
Chairman and Chief             Director                       Managing Director              Former President
Executive Officer              Citigroup Inc.                 Capricorn Holdings, LLC        The Ford Foundation
AT&T Corp.

ALAIN J.P. BELDA               ANN DIBBLE JORDAN              RICHARD D. PARSONS             SANFORD I. WEILL
Chairman of the Board          Consultant                     Co-Chief Operating             Chairman and Chief
and Chief Executive                                           Officer                        Executive Officer
Officer                                                       AOL Time Warner Inc.           Citigroup Inc.
Alcoa Inc.

KENNETH J. BIALKIN             ROBERT I. LIPP                 ANDRALL E. PEARSON             ARTHUR ZANKEL
Partner                        Chairman of the Board          Founding Chairman              General Partner
Skadden, Arps, Slate,          Travelers Property             Tricon Global                  Zankel Capital Advisors,
Meagher & Flom LLP             Casualty Corp.                 Restaurants, Inc.              LLC

KENNETH T. DERR                REUBEN MARK                    ROBERT E. RUBIN                HONORARY DIRECTOR
Chairman of the Board,         Chairman and Chief             Director; Chairman of          THE HONORABLE
Retired                        Executive Officer              the Executive Committee;       GERALD R. FORD
Chevron Corporation            Colgate-Palmolive              Member of the Office of        Former President of the
                               Company                        the Chairman                   United States
                                                              Citigroup Inc.

JOHN M. DEUTCH                 MICHAEL T. MASIN
Institute Professor            Vice Chairman and
Massachusetts Institute        President
of Technology                  Verizon
                               Communications Inc.

EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
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

   10.02.4* Amendment No. 16 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.02.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-9924) (the "Company's
                        1999 10-K").

   10.03.1* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to
                        Exhibit 10.03 to the Company's September 30, 1997 10-Q.

   10.03.2* Amendment to Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03.2 to the Company's 1999 10-K.

   10.04*               Travelers Group Inc. Retirement Benefit Equalization Plan
                        (as amended and restated as of January 2, 1996),
                        incorporated by reference to Exhibit 10.04 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1998 (File No. 1-9924) (the "Company's 1998
                        10-K").

   10.05*               Citigroup Inc. Amended and Restated Compensation Plan for
                        Non-Employee Directors (as of October 20, 1998),
                        incorporated by reference to Exhibit 10.05 to the Company's
                        1998 10-K.

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
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

   10.07*               Citigroup 1999 Executive Performance Plan (effective
                        January 1, 1999), incorporated by reference to Annex B to the Company's Proxy Statement dated March 8, 1999 (File
                        No. 1-9924).

   10.08.1* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to
                        Exhibit 10.02 to the Company's September 30, 1997 10-Q.

   10.08.2*             Amendment to the Travelers Group Capital Accumulation Plan
                        (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company's 1999 10-K.

   10.09*               The Travelers Inc. Deferred Compensation and Partnership
                        Participation Plan, incorporated by reference to
                        Exhibit 10.31 to the Company's Annual Report on
                        Form 10-K/A-1 for the fiscal year ended December 31, 1994
                        (File No. 1-9924).

   10.10*               The Travelers Insurance Deferred Compensation Plan (formerly
                        The Travelers Corporation TESIP Restoration and
                        Non-Qualified Savings Plan) (as amended through
                        December 10, 1998), incorporated by reference to
                        Exhibit 10.10 to the Company's 1998 10-K.

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

   10.12.2*             Amendment to the Travelers Property Casualty Corp. Capital
                        Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.12.2 to the Company's 1999 10-K.

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

   10.14.2*             Amendment to the Salomon Inc Equity Partnership Plan for Key
                        Employees (as amended through March 25, 1998), incorporated by reference to Exhibit 10.14.2 to the Company's 1999 10-K.

   10.15.1*             Citicorp Executive Incentive Compensation Plan, incorporated by reference to Citicorp's Registration Statement on
                        Form S-8 filed April 25, 1988 (No. 2-47648).

   10.15.2*             Amendment to the Citicorp Executive Incentive Compensation
                        Plan, incorporated by reference to Exhibit 10.15.2 to the Company's 1999 10-K.

   10.16.1*             Citicorp 1988 Stock Incentive Plan, incorporated by
                        reference to Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
   10.16.2*             Amendment to the Citicorp 1988 Stock Incentive Plan,
                        incorporated by reference to Exhibit 10.16.2 to the
                        Company's 1999 10-K.

   10.17*               1994 Citicorp Annual Incentive Plan for Selected Executive
                        Officers, incorporated by reference to Exhibit 10 to Citicorp's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-5378).

   10.18.1*             Citicorp Deferred Compensation Plan, incorporated by
                        reference to Exhibit 10 to Citicorp's Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

   10.18.2* Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company's 1999 10-K.

   10.19.1* Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp's 1997 Proxy Statement filed
                        February 26, 1997 (File No. 1-5378).

   10.19.2* Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company's 1999 10-K.

   10.20.1*             Supplemental Executive Retirement Plan of Citicorp and
                        Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.1 to the Company's 1999 10-K.

   10.20.2*             First Amendment to the Supplemental Executive Retirement
                        Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to
                        Exhibit 10.20.2 to the Company's 1999 10-K.

   10.21.1*             Supplemental ERISA Compensation Plan of Citibank, N.A. and
                        Affiliates, as amended and restated, incorporated by
                        reference to Exhibit 10.(G) to Citicorp's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997 (File
                        No. 1-5378).

   10.21.2*             Amendment to the Supplemental ERISA Compensation Plan of
                        Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.21.2 to the Company's 1999 10-K.

   10.22*               Supplemental ERISA Excess Plan of Citibank, N.A. and
                        Affiliates, as amended and restated, incorporated by
                        reference to Exhibit 10.(H) to Citicorp's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997 (File
                        No. 1-5378).

   10.23*               Directors' Deferred Compensation Plan, Restated May 1, 1988,
                        incorporated by reference to Exhibit 10.23 to the Company's
                        1998 10-K.

   10.24*               Letter Agreement, dated as of October 26, 1999, between the
                        Company and Robert E. Rubin, incorporated by reference to
                        Exhibit 10.24 to the Company's 1999 10-K.

   10.25*               Citigroup 1999 Stock Incentive Plan (effective April 30,
                        1999), incorporated by reference to Annex A to the Company's
                        Proxy Statement dated March 8, 1999 (File No. 1-9924).

   10.26*+              Form of Citigroup Directors' Stock Option Grant
                        Notification.

   10.27                Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), incorporated by reference to Annex B to the Company's Proxy
                        Statement dated March 17, 2000 (File No. 1-9924).

   10.28*               Associates First Capital Corporation Incentive Compensation
                        Plan, incorporated by reference to Exhibit 10.8 to the
                        Associates First Capital Corporation ("Associates") Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1997 (File No. 1-11637) (the "Associates' 1997 10-K").

   10.29*               Associates First Capital Corporation Deferred Compensation
                        Plan, incorporated by reference to Exhibit 4 to the registration statement on Form S-8 filed by Associates on March 31, 1998 (File No. 333-49049).

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
   10.30*               Associates First Capital Corporation Excess Benefit Plan,
                        incorporated by reference to Exhibit 10.17 to the
                        registration statement on Form S-1 filed by Associates on
                        February 9, 1996 (File No. 333-00817).

   10.31*               Associates First Capital Corporation Supplemental Retirement
                        Income Plan, incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 filed by Associates on February 9, 1996 (File No. 333-00817).

   10.32*               Associates First Capital Corporation Long-Term Performance
                        Plan, incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed by Associates on February 9, 1996 (File No. 333-00817).

   10.33*+              Associates First Capital Corporation Supplemental Executive
                        Welfare Plan.

   10.34*+              Form of Restricted Stock Award Agreement issued under the
                        Associates Incentive Compensation Plan.

   10.35*+              Form of Associates Incentive Compensation Plan Stock Option
                        Award Agreement-2000.

   10.36*+              Letter Agreement, dated as of July 20, 2000, between the
                        Company and John S. Reed.

   10.37*+ Employment Agreement, dated as of October 30, 2000, as amended, between the Company and Keith Hughes.

   10.38*+              Letter Agreement, dated as of December 19, 2000, between the
                        Company and Robert I. Lipp.

   12.01+               Calculation of Ratio of Income to Fixed Charges.

   12.02+               Calculation of Ratio of Income to Fixed Charges
                        Including Preferred Stock Dividends.

   21.01+               Subsidiaries of the Company.

   23.01+               Consent of KPMG LLP, Independent Auditors.

   24.01+               Powers of Attorney.

   99.01+ List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

------------------------

    The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

    The financial statements required by Form 11-K for 2000 for the Company's employee savings plans will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

    Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2000 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Governance, Citigroup Inc., 425 Park Avenue, 2nd Floor, New York, New York 10043.

------------------------

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+   Filed herewith.