Form 10-Q
period 2001-03-31
CITIGROUP INC
filed 2001-05-14
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

          COMMON STOCK OUTSTANDING AS OF APRIL 30, 2001: 5,028,566,874



                    AVAILABLE ON THE WEB AT www.citigroup.com

                                 CITIGROUP INC.

                                TABLE OF CONTENTS


                         Part I - Financial Information


                                                                                  PAGE NO.
                                                                                  --------
Item 1.     Financial Statements:

        Consolidated Statement of Income (Unaudited) -
          Three Months Ended March 31, 2001 and 2000                                    34

        Consolidated Statement of Financial Position -
          March 31, 2001 (Unaudited) and December 31, 2000                              35

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Three Months Ended March 31, 2001 and 2000                      36

        Consolidated Statement of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2001 and 2000                                    37

        Notes to Consolidated Financial Statements (Unaudited)                          38

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       1 - 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 26 - 28
                                                                                   43 - 44

                           Part II - Other Information

Item 2.       Changes in Securities and Use of Proceeds                                 48

Item 4.       Submission of Matters to a Vote of Security Holders                       48

Item 6. Exhibits and Reports on Form 8-K                                                49

Signatures                                                                              51

Exhibit Index                                                                           52

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup completed its acquisition of Associates First Capital Corporation (Associates). In connection with the 2001 integration of Associates' businesses into existing Citigroup businesses, Citigroup changed its operating segments presentation to include the various Associates businesses within the other existing operating segments of Citigroup.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citigroup's businesses:


                                                                        FIRST QUARTER
                                                                   ------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                            2001       2000(1)
-------------------------------------------------------------------------------------------

GLOBAL CONSUMER
Citibanking North America                                              $   164      $   132
Mortgage Banking                                                            77           66
North America Cards                                                        469          382
CitiFinancial                                                              212          179
                                                                       -------      -------
  Total Banking/Lending                                                    922          759
                                                                       -------      -------
Travelers Life and Annuity                                                 210          187
Primerica Financial Services                                               125          119
Personal Lines                                                              87           74
                                                                       -------      -------
  Total Insurance                                                          422          380
                                                                       -------      -------
Western Europe                                                             111           97
Japan                                                                      204          155

  Asia                                                                     149          141
  Latin America                                                             32           66
  Central & Eastern Europe, Middle East and Africa                          19           15
                                                                       -------      -------
   Total Emerging Markets Consumer Banking                                 200          222
                                                                       -------      -------

   Total International                                                     515          474
                                                                       -------      -------
e-Consumer                                                                 (39)         (68)
Other                                                                      (43)         (39)
                                                                       -------      -------
TOTAL GLOBAL CONSUMER                                                    1,777        1,506
                                                                       -------      -------

GLOBAL CORPORATE
Corporate and Investment Bank                                            1,014        1,278
Emerging Markets Corporate Banking and Global Transaction Services         454          361
Commercial Lines                                                           278          247
                                                                       -------      -------

TOTAL GLOBAL CORPORATE                                                   1,746        1,886
                                                                       -------      -------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citigroup Asset Management                                                  96           94
The Citigroup Private Bank                                                  97           80
                                                                       -------      -------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                     193          174
                                                                       -------      -------

INVESTMENT ACTIVITIES                                                      136          633

CORPORATE/OTHER                                                           (192)        (260)
                                                                       -------      -------

CORE INCOME                                                              3,660        3,939
Restructuring-related items, after-tax (2)                                 (80)         (12)
Housing Finance unit charge, after-tax (3)                                  --          (71)
Cumulative effect of accounting change (4)                                 (42)          --
                                                                       -------      -------
NET INCOME                                                             $ 3,538      $ 3,856
-------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
CORE INCOME                                                            $  0.71      $  0.76
INCOME                                                                 $  0.69      $  0.75
-------------------------------------------------------------------------------------------
(1)   Reclassified to conform to the current period's presentation.
(2)   Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the
      Global Corporate businesses.
(3)   In January 2000, Associates discontinued the loan origination operations of its Housing Finance unit.
(4)   First quarter 2001 accounting change refers to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
      Instruments and Hedging Activities," as amended (SFAS 133). See Note 2 of
      Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------------------

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activity, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 34 to the basis presented in the business segment discussions.


                                                               FIRST QUARTER
                                                          ----------------------
IN MILLIONS OF DOLLARS                                       2001          2000
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $ 20,281      $ 19,130
Effect of securitization activities                            766           662
Housing Finance unit charge                                     --            47
                                                          --------      --------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                  21,047        19,839
                                                          --------      --------
Total operating expenses                                    10,501         9,367
Restructuring-related items                                   (132)          (20)
Housing Finance unit charge                                     --           (25)
                                                          --------      --------
ADJUSTED OPERATING EXPENSES                                 10,369         9,322
                                                          --------      --------
Benefits, claims, and credit losses                          4,201         3,685
Effect of securitization activities                            766           662
Housing Finance unit charge                                     --           (40)
                                                          --------      --------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                 4,967         4,307
                                                          --------      --------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        5,711         6,210
Taxes on core income                                         2,042         2,216
Minority interest, net of tax                                    9            55
                                                          --------      --------
CORE INCOME                                                  3,660         3,939
Restructuring-related items, after-tax                         (80)          (12)
Housing Finance unit charge, after-tax                          --           (71)
                                                          --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         3,580         3,856
Cumulative effect of accounting change                         (42)           --
                                                          --------      --------
NET INCOME                                                $  3,538      $  3,856
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

INCOME AND EARNINGS PER SHARE

Citigroup reported core income of $3.660 billion or $0.71 per diluted common share in the 2001 first quarter, both down 7% from $3.939 billion or $0.76 in the 2000 first quarter. Core income in the 2001 first quarter excluded an after-tax charge of $80 million for restructuring-related items and an after-tax charge of $42 million, reflecting the cumulative effect of adopting SFAS No. 133 (as described in Notes 2 and 7 of Notes to Consolidated Financial Statements, respectively). Net income for the quarter was $3.538 billion or $0.69 per diluted share, both down 8% from $3.856 billion or $0.75 in the year-ago quarter. Core income return on common equity was 22.5% compared to 27.3% a year ago.

Global Consumer increased $271 million or 18% while Global Corporate declined $140 million or 7%. Global Investment Management and Private Banking grew $19 million or 11%, while Investment Activities decreased $497 million or 79% from the exceptionally strong 2000 first quarter.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $21.0 billion in the 2001 first quarter were up $1.2 billion or 6% from the 2000 first quarter. Global Consumer revenues were up $957 million or 10% in the 2001 first quarter to $10.5 billion, led by Banking/Lending, up $623 million or 14%, including increases of $453 million or 18% in Cards, and $117 million or 10% in CitiFinancial. International was up $227 million or 10%, primarily from Japan, which was up $233 million or 39%, reflecting the effect of recent acquisitions and higher business volumes. The Insurance businesses grew $184 million or 7% largely due to increases at Travelers Life & Annuity, which grew $120 million or 12% from the year-ago quarter.

Global Corporate revenues of $9.5 billion increased $933 million or 11% from the 2000 first quarter, led by a $386 million or 7% increase in the Corporate and Investment Bank, reflecting strong increases in investment banking and principal transactions that were partially offset by a decline in commission and fee income. Additionally, Emerging Markets Corporate Banking and Global Transaction Services was up $296 million or 19%, reflecting broad-based growth in trading-related and transaction services revenues and the impact of the Bank Handlowy acquisition. Commercial Lines revenues grew $251 million or 15%, reflecting rate increases and the impact of acquisitions, partially offset by lower net investment income.

Revenues from Investment Activities in the 2001 first quarter declined $782 million or 77% from year-ago levels, reflecting decreased venture capital results that were partially offset by increased gains in the insurance portfolio. Global Investment Management and Private Banking revenues of $906 million in the 2001 first quarter were up $108 million or 14% from the 2000 first quarter, reflecting continued customer revenue momentum as well as the impact of acquisitions.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income was $7.7 billion in the 2001 first quarter, up $892 million or 13% from the comparable 2000 period, reflecting business volume growth in most markets. Net interest revenue, including the effect of securitization activity, increased $974 million or 12% from the 2000 first quarter. Total commissions, asset management and administration fees, and other fee revenues of $5.5 billion were up $113 million or 2%, primarily as a result of volume-related growth in customer activities and assets under fee-based management, partially offset by lower Private Client transactional activity. Insurance premiums of $3.4 billion were up $367 million or 12%, reflecting particularly strong growth in Travelers Life & Annuity.

Principal transactions revenues of $2.3 billion were up $602 million or 35% from a year ago, primarily reflecting strong fixed income trading results. Realized gains (losses) from sales of investments were up $624 million to $451 million in the 2001 quarter, resulting primarily from the company's insurance portfolio. Other income as shown in the Consolidated Statement of Income of $1.0 billion decreased $1.4 billion from 2000, primarily reflecting lower venture capital results.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $10.4 billion for the 2001 first quarter, up $1.0 billion or 11% from the comparable 2000 period. Global Corporate expenses were up 22% from the 2000 first quarter, primarily attributable to the impact of the acquisitions of Schroders and Copelco, increased compensation costs, and investment spending to expand product platforms.

Global Consumer expenses were held to a 3% increase while Global Investment Management and Private Banking expenses increased 21% from the year-ago quarter, reflecting the impact of the Global Retirement Services acquisitions as well as continued investments in sales and marketing activities and in research, quantitative and technology platforms. Corporate/Other expenses decreased $174 million or 50% from a year ago, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $132 million ($80 million after-tax) in the 2001 first quarter primarily represented severance charges for downsizing certain front and back office functions in the Corporate and Investment Bank in order to align its cost structure with current market conditions. Restructuring-related items of $20 million ($12 million after-tax) in the 2000 first quarter represented charges for accelerated depreciation.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Benefits, claims, and credit losses were $4.2 billion in the 2001 first quarter, up $516 million from the 2000 first quarter. Policyholder benefits and claims increased 15% from the 2000 first quarter to $2.7 billion, primarily as a result of increased volume at Travelers Life & Annuity. The adjusted provision for credit losses increased 16% from a year ago.

Global Consumer adjusted provisions for benefits, claims and credit losses of $3.6 billion were up 13% from the 2000 first quarter, reflecting increases in North America Cards and Travelers Life & Annuity. Managed net credit losses were $1.931 billion and the related loss ratio was 2.61% in the 2001 first quarter, as compared to $1.902 billion and 2.56% in the preceding quarter and $1.727 billion and 2.69% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.09% from 1.78% at December 31, 2000 and 1.99% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $1.4 billion in the 2001 quarter increased 24%, primarily due to higher loss cost trends in Commercial Lines and higher loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in all regions compared to year-ago levels.

Commercial cash-basis loans at March 31, 2001 and 2000 were $2.644 billion and $1.739 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $296 million and $494 million, respectively. The increase in cash-basis loans in the 2001 first quarter was primarily related to the transportation portfolio, the addition of Copelco and increases attributable to borrowers in the retail, telecommunication and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $75.0 billion or 11.31% of net risk-adjusted assets, and Tier 1 capital was $56.7 billion or 8.56% at March 31, 2001, compared to $73.0 billion or 11.23% and $54.5 billion or 8.38%, respectively, at December 31, 2000.

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting SFAS No. 133. See Note 2 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER


                                                              FIRST QUARTER
                                                         ----------------------            %
IN MILLIONS OF DOLLARS                                      2001        2000(1)          Change
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                  $  9,709      $  8,856            10
Effect of securitization activities                           766           662            16
                                                         --------      --------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                 10,475         9,518            10
                                                         --------      --------
Adjusted operating expenses (2)                             4,088         3,956             3
                                                         --------      --------
Provisions for benefits, claims, and credit losses          2,827         2,516            12
Effect of securitization activities                           766           662            16
                                                         --------      --------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT        3,593         3,178            13
LOSSES
                                                         --------      --------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST              2,794         2,384            17
Income taxes                                                1,012           860            18
Minority interest, after-tax                                    5            18           (72)
                                                         --------      --------
CORE INCOME                                                 1,777         1,506            18
Restructuring-related items, after-tax (3)                    (12)           (4)          200
                                                         --------      --------
INCOME                                                   $  1,765      $  1,502            18
--------------------------------------------------------------------------------------------------
(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Primarily accelerated depreciation.
--------------------------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, investment, and personal insurance products and services, to customers around the world -- reported core income of $1.777 billion in the 2001 first quarter, up $271 million or 18% from 2000, reflecting growth in virtually all businesses, particularly in Banking/Lending where core income grew $163 million or 21% marked by the continued strong performance of Cards, CitiFinancial, Citibanking, and Mortgage Banking. In the Insurance segment, core income grew $42 million or 11% from a year ago, driven by double digit growth in Life and Annuity and Personal Lines. Income of $1.765 billion in the 2001 first quarter and $1.502 billion in the 2000 first quarter included restructuring-related charges of $12 million ($19 million pretax) and $4 million ($6 million pretax), respectively. International consumer core income grew $41 million or 9% from a year ago, reflecting strong performance in all regions, except Latin America, where core income declined $34 million or 52% due to reduced earnings from Confia, a previously-acquired Mexican bank.

BANKING/LENDING

CITIBANKING NORTH AMERICA


                                                     FIRST QUARTER
                                                 ------------------------         %
IN MILLIONS OF DOLLARS                           2001        2000(1)            Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $613           $579              6
Total operating expenses                          335            348             (4)
Provision for credit losses                         7              9            (22)
                                                 ----           ----           ----
INCOME BEFORE TAXES                               271            222             22
Income taxes                                      107             90             19
                                                 ----           ----           ----
INCOME                                           $164           $132             24
                                                 ----           ----
Average assets (IN BILLIONS OF DOLLARS)          $  9           $  9             --
Return on assets                                 7.39%          5.90%
-------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
-------------------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported income of $164 million in the 2001 first quarter, up $32 million or 24% from the 2000 period, driven by revenue growth along with continued expense reductions and credit improvements.

On February 12, 2001, Citigroup agreed to acquire European American Bank (EAB), a state-chartered bank with $11.5 billion in deposits, $15.4 billion in assets, and 97 branches in the New York area. The transaction, which upon completion is expected to be immediately accretive to Citigroup's earnings, is subject to customary bank regulatory approvals and is expected to close in the 2001 second quarter.

As shown in the following table, Citibanking grew customer deposits and accounts from 2000, while loans were unchanged from a year ago.


                                                            FIRST QUARTER
                                                       ------------------------    %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      6.7         6.3         6
Average customer deposits                                $ 48.0      $ 43.6        10
Average loans                                            $  7.0      $  7.0        --
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $613 million in the 2001 first quarter increased $34 million or 6% from the 2000 period, reflecting higher treasury results that were partially offset by reduced investment product fees that declined 27% from the 2000 first quarter due to market conditions. The benefit of deposit volume growth was offset by reduced spreads due to lower interest rates. Total operating expenses decreased $13 million or 4% compared to the 2000 first quarter, reflecting lower variable compensation due to decreased investment product sales and lower fixed costs, partially offset by higher marketing expenses.

The provision for credit losses declined to $7 million in the 2001 first quarter from $9 million in 2000. The net credit loss ratio was 0.85% in the 2001 first quarter compared to 0.90% in the 2000 fourth quarter (0.80% excluding the effect of $2 million of net credit losses related to the adoption of revised Federal Financial Institutions Examination Council (FFIEC) write-off policies) and 1.00% a year ago. Loans delinquent 90 days or more were $41 million or 0.59% of loans at March 31, 2001, compared to $35 million or 0.48% of loans at December 31, 2000 and $48 million or 0.68% of loans a year ago.

MORTGAGE BANKING


                                                       FIRST QUARTER
                                                 ------------------------           %
IN MILLIONS OF DOLLARS                             2001        2000(1)            Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $242           $223              9
Total operating expenses                            109             99             10
Provision for credit losses                          --              9           (100)
                                                   ----           ----
INCOME BEFORE TAXES AND MINORITY INTEREST           133            115             16
Income taxes                                         51             44             16
Minority interest, after-tax                          5              5             --
                                                   ----           ----
INCOME                                             $ 77           $ 66             17
                                                   ----           ----
Average assets (IN BILLIONS OF DOLLARS)            $ 47           $ 34             38
Return on assets                                   0.66%          0.78%
-------------------------------------------------------------------------------------------
(1)  Reclassified to conform to the current period's presentation.
------------------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported income of $77 million in the 2001 first quarter, up $11 million or 17% from 2000, reflecting higher loan and origination volumes, increased securitization activity, gain recognition due to the adoption of SFAS 133, and mortgage credit improvements, partially offset by lower spreads.

As shown in the following table, accounts increased 25% and loans increased 39% from the 2000 first quarter reflecting strong growth in both student loans and mortgages. Mortgage originations increased $2.2 billion or 59%, reflecting increased refinancing activity due to lower interest rates.


                                            FIRST QUARTER
                                      ---------------------------------          %
IN BILLIONS OF DOLLARS                     2001                2000           Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS)(1)                   4.5                 3.6             25
Average loans(1)                        $  44.7             $  32.1             39
Mortgage originations                   $   5.9             $   3.7             59
                                                                                --
----------------------------------------------------------------------------------------
(1)  Includes student loans.
----------------------------------------------------------------------------------------

Revenues, net of interest expense, of $242 million in the 2001 first quarter grew $19 million or 9% from the 2000 first quarter, reflecting loan growth and higher securitization income, partially offset by lower spreads and lower servicing revenues due to increased prepayment activity as a result of lower interest rates. Operating expenses increased $10 million or 10% in the 2001 first quarter, reflecting volume-related increases.

The net credit loss ratio was 0.06% in the 2001 first quarter down from 0.27% in the 2000 fourth quarter (0.11% excluding the effect of $17 million of net credit losses related to the adoption of revised FFIEC write-off policies) and 0.19% a year ago. Loans delinquent 90 days or more were $957 million or 2.14% of loans at March 31, 2001, compared with $846 million or 2.01% at December 31, 2000 and $733 million or 2.28% a year ago. The increase in the delinquency ratio from the prior quarter reflects seasonal increases in government-guaranteed student loans.

NORTH AMERICA CARDS


                                                         FIRST QUARTER
                                                    ------------------------              %
IN MILLIONS OF DOLLARS                                2001          2000(1)             Change
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE             $2,273           $1,900               20
Effect of securitization activities                    731              651               12
                                                    ------           ------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE           3,004            2,551               18
                                                    ------           ------
Total operating expenses                             1,039              954                9
Adjusted provision for credit losses(2)              1,186              979               21
                                                    ------           ------
INCOME BEFORE TAXES                                    779              618               26
Income taxes                                           310              236               31
                                                    ------           ------
INCOME                                                 469              382               23
                                                    ------           ------
Average assets (IN BILLIONS OF DOLLARS)(3)          $   41           $   32               28
Return on assets(4)                                   4.64%            4.80%
------------------------------------------------------------------------------------------------
(1)   Reclassified to conform to the current period's presentation.
(2)   Adjusted for the effect of securitization activities.
(3)   Adjusted for the effect of securitization activities, managed average assets for North America Cards were $106 billion and $90 billion in the first quarters of 2001 and 2000, respectively.
(4)   Adjusted for the effect of securitization activities, the return on managed assets for North America Cards was 1.79% and 1.71% in the first quarters of 2001 and 2000, respectively.
------------------------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported income of $469 million in the 2001 first quarter, up $87 million or 23% from the 2000 period, driven by strong revenue growth that was partially offset by higher credit costs.

Adjusted revenues, net of interest expense, of $3.004 billion in the 2001 first quarter were up $453 million or 18% from the 2000 first quarter, reflecting receivable growth and spread improvements, driven by lower interest rates and repricing actions. Adjusted operating expenses of $1.039 billion in the 2001 first quarter were up $85 million or 9% from the 2000 period, reflecting higher marketing costs and volume-related expense increases.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced strong growth in receivables, accounts, and sales volume in the 2001 first quarter, reflecting base business momentum as well as recent portfolio acquisitions.


                                                            FIRST QUARTER
                                                       ------------------------    %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                     91.7        78.5        17
Total sales                                               $51.2       $48.4         6
End-of-period managed receivables                         100.5        86.1        17
-------------------------------------------------------------------------------------------

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans, consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.88% in the 2001 first quarter declined 11 basis points from the 2000 period, as higher spreads were more than offset by a higher net credit loss ratio and lower non-interest revenue.


                                                                         FIRST QUARTER
                                                                   ------------------------
IN BILLIONS OF DOLLARS                                                  2001        2000
-------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                             $1.699      $1.471
Risk adjusted margin % (2)                                               6.88%       6.99%
-------------------------------------------------------------------------------------------

(1)   Citi Cards adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
-------------------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.186 billion in the 2001 first quarter, up from $979 million in 2000. Citi Cards managed net credit losses in the 2001 first quarter were $1.196 billion and the related loss ratio was 4.84%, up from $1.051 billion and 4.22% in the 2000 fourth quarter and $980 million and 4.65% in the 2000 first quarter. Citi Cards managed loans delinquent 90 days or more were $1.994 billion or 2.00% of loans at March 31, 2001, up from $1.573 billion or 1.54% at December 31, 2000 and $1.424 billion or 1.65% at March 31, 2000. The increase in the net credit loss ratio and delinquencies reflect a slowing U. S. economy. Net credit losses are expected to increase further due to a recent rise in industry-wide bankruptcy filings and the U.S. economic environment. Loans delinquent 90 days or more may increase from 2001 first quarter levels if U.S. economic conditions continue to weaken. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

CITIFINANCIAL


                                                                       FIRST QUARTER
                                                                 --------------------------     %
IN MILLIONS OF DOLLARS                                               2001         2000(1)     Change
-------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE(2)                      $ 1,339       $ 1,222           10
Adjusted operating expenses(3)                                         569           536            6
Adjusted provisions for benefits, claims, and credit losses(2)         464           415           12
                                                                   -------       -------
CORE INCOME BEFORE TAXES                                               306           271           13
Income taxes                                                            94            92            2
                                                                   -------       -------
CORE INCOME                                                            212           179           18
Restructuring-related items, after-tax                                  (8)           --           NM
                                                                   -------       -------
INCOME                                                             $   204       $   179           14
-------------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                            $    63       $    51           24
Return on assets                                                      1.31%         1.41%
-------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      1.36%         1.41%
-------------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Adjusted for the effect of securitization activities of $35 million and
      $11 million in the first quarter of 2001 and 2000, respectively.
(3)   Excludes restructuring-related items.
NM  Not meaningful
-------------------------------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services through its branch network and regional sales offices, and through cross-selling initiatives with other Citigroup businesses, and originates and purchases real estate-secured loans through brokers - reported core income of $212 million in the 2001 first quarter, up $33 million or 18% from 2000, principally reflecting strong growth in receivables, including the effect of prior-year acquisitions. Income of $204 million in the 2001 first quarter included restructuring-related charges of $8 million ($13 million pretax).

As shown in the following table, receivables grew 17% compared to the 2000 first quarter due to higher volumes at CitiFinancial branches, the cross selling of products through other Citigroup distribution channels, and the acquisition of an auto loan portfolio. At March 31, 2001, the portfolio consisted of 70% real estate-secured loans, 17% personal loans, 9% auto loans, and 4% sales finance and other loans compared with 68%, 20%, 6%, and 6%, respectively, in 2000. The average net interest margin on receivables of 7.70% declined 51 basis points from the 2000 first quarter, reflecting a shift in the portfolio mix toward lower-risk real estate loans that have lower yields and require longer-term funding resulting in higher funding costs.


                                                            FIRST QUARTER
                                                       ------------------------   Increase/
                                                          2001         2000       Decrease
-------------------------------------------------------------------------------------------
End-of-period managed receivables (IN BILLIONS)           $57.7       $49.3        17%
Average net interest margin %                               7.70%       8.21%     (51) bps
-------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.339 billion in the 2001 first quarter increased $117 million or 10% from 2000, reflecting strong growth in receivables, partially offset by lower spreads. Expenses in the 2001 first quarter increased $33 million or 6% from the prior-year period, reflecting volume-related increases including the impact of a prior-year acquisition.

The provisions for benefits, claims and credit losses were $464 million in the 2001 first quarter, up from $415 million in 2000, reflecting volume-related increases in net credit losses and policyholder benefits and claims. The net credit loss ratio was 2.57% in the 2001 first quarter, unchanged from the 2000 fourth quarter and down from 2.92% a year ago. Loans delinquent 90 days or more were $1.599 billion or 2.77% of loans at March 31, 2001, up from $1.272 billion or 2.23% at December 31, 2000 and $1.044 billion or 2.11% a year ago, reflecting U.S. economic conditions and the seasoning of previous acquisitions. Net credit losses and delinquencies may increase from 2001 first quarter levels as uncertain U.S. economic conditions persist and previous portfolio acquisitions continue to mature. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

INSURANCE

TRAVELERS LIFE AND ANNUITY


                                                      FIRST QUARTER
                                                ------------------------            %
IN MILLIONS OF DOLLARS                             2001            2000           Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $1,130          $1,010              12
Provision for benefits and claims                   729             603              21
Total operating expenses                             88             126             (30)
                                                 ------          ------
INCOME BEFORE TAXES                                 313             281              11
Income taxes                                        103              94              10
                                                 ------          ------
INCOME (1)                                       $  210          $  187              12
-------------------------------------------------------------------------------------------

(1)  Excludes investment gains/losses included in Investment Activities segment.
-------------------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity, and individual life insurance -- reported income of $210 million in the 2001 first quarter, up from $187 million in the comparable period of 2000. The 12% improvement in 2001 reflects higher net investment income principally driven by increased business volumes. During the first quarter of 2001, this business experienced strong individual annuity sales and achieved double-digit business volume growth in group annuity account balances and individual life net written premiums versus the prior-year first quarter. These increases reflected growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives. Total operating expenses decreased in the 2001 first quarter compared to the prior-year first quarter due to the contribution of The Copeland Companies (Copeland) and CitiStreet Retirement Services (CitiStreet), a joint venture, and the absence of expenses related to the long-term care insurance business sold during the third quarter of 2000. The increase in revenues was also mitigated by these two transactions.

The cross-selling initiative of Travelers Life and Annuity products through Primerica Financial Services (Primerica), Citibank, Salomon Smith Barney Financial Consultants, and CitiStreet, as well as strong group sales through various intermediaries and a nationwide network of independent agents, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums:


                                                    FIRST QUARTER
                                              ------------------------          %
IN MILLIONS OF DOLLARS                           2001          2000           Change
-------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
  Fixed                                       $   427        $   294             45
  Variable                                      1,099          1,245            (12)
  Individual payout                                19             20             (5)
GICS AND OTHER GROUP ANNUITIES                  2,502          1,457             72
INDIVIDUAL LIFE INSURANCE
  Direct periodic premiums and deposits           187            117             60
  Single premium deposits                          47             18            161
  Reinsurance                                     (22)           (19)           (16)
                                              -------        -------
                                              $ 4,259        $ 3,132             36
-------------------------------------------------------------------------------------------

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums and deposits collected are not included in revenues.

Net written premiums and deposits for individual annuities in the 2001 first quarter were $1.545 billion, level with the $1.559 billion in the comparable period of 2000. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect continued penetration into outside broker-dealer channels. Individual annuities account balances were $27.9 billion at March 31, 2001, down from $29.6 billion at March 31, 2000 due to declining market values in the variable annuity product.

Group annuity account balances and benefit reserves reached $18.9 billion at March 31, 2001, up 21% from $15.6 billion at the end of the 2000 first quarter. The group annuity business experienced continued strong sales momentum in all products, particularly variable rate guaranteed investment contracts and structured finance. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $2.502 billion in the 2001 first quarter, compared to $1.457 billion in the comparable period of 2000.

Direct periodic premiums and deposits for individual life insurance of $187 million in the 2001 first quarter were 60% ahead of the $117 million for the comparable period of 2000, reflecting strong core agency results and significant growth in the corporate-owned life insurance product. Life insurance in force was $69.4 billion at March 31, 2001, up from $66.9 billion at year-end 2000 and $61.7 billion at March 31, 2000.

PRIMERICA FINANCIAL SERVICES


                                                 FIRST QUARTER
                                           ------------------------      %
IN MILLIONS OF DOLLARS                         2001        2000        Change
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $490        $472           4
Provision for benefits and claims               128         125           2
Total operating expenses                        169         162           4
                                                           ----        ----
INCOME BEFORE TAXES                             193         185           4
Income taxes                                     68          66           3
                                                           ----        ----
INCOME (1)                                     $125        $119           5
--------------------------------------------------------------------------------

(1)  Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans, and Travelers Insurance Company annuity products -- reported income of $125 million in the 2001 first quarter, up from $119 million in the comparable period of 2000. The improvement in 2001 reflects strong net investment income partially offset by lower mutual fund sales and increased infrastructure investment, including international expansion. Earned premiums, net of reinsurance, were $284 million in the 2001 first quarter, up from $271 million in the comparable period of 2000.

Total face amount of issued term life insurance was $16.3 billion in the 2001 first quarter, compared to $15.0 billion in the prior-year period. Life insurance in force reached $415.4 billion at March 31, 2001, up from $412.7 billion at year-end 2000 and $397.8 billion at March 31, 2000, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance and now offers its clients a greater array of financial products and services, delivered personally through its sales force. During the first quarter of 2001, 115,000 FNA's were submitted. Primerica sales of Travelers variable annuities continued its pace, with net written premiums and deposits of $248 million in the 2001 first quarter, in line with the $250 million in the prior-year period. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by Travelers Bank & Trust, fsb and CitiFinancial, respectively, was $695 million in the 2001 first quarter, up 41% from the comparable period last year. Mutual fund sales were $994 million for the 2001 first quarter, 17% below last year's first quarter. During the 2001 first quarter, proprietary mutual funds accounted for 59% of Primerica's U.S. sales and 48% of total sales, compared to 48% and 39%, respectively, in the 2000 first quarter.

PERSONAL LINES


                                                      FIRST QUARTER
                                                -----------------------         %
IN MILLIONS OF DOLLARS                             2001       2000(1)         Change
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $1,080        $1,034             4
Claims and claim adjustment expenses                688           659             4
Total operating expenses                            267           250             7
                                                 ------        ------
INCOME BEFORE TAXES AND MINORITY INTEREST           125           125            --
Income taxes                                         38            38            --
Minority interest, after-tax                         --            13          (100)
                                                 ------        ------
INCOME (2)                                       $   87        $   74            18
----------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes investment gains/losses included in Investment Activities segment.
----------------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported income of $87 million in the 2001 first quarter compared to $74 million in the prior-year period. The 2001 first quarter results reflect lower catastrophe losses and the incremental earnings from the minority interest buyback and were offset in part by increased loss cost trends and lower favorable prior-year reserve development.

The following table shows net written premiums by product line:


                                    FIRST QUARTER
                               ---------------------       %
IN MILLIONS OF DOLLARS            2001        2000       Change
-------------------------------------------------------------------
Personal automobile               $639        $589           8
Homeowners and other               323         308           5
                                  ----        ----
Total net written premiums        $962        $897           7
-------------------------------------------------------------------

Personal Lines net written premiums for the 2001 first quarter were $962 million compared to $897 million in the comparable period of 2000. The increase in net written premiums in the 2001 first quarter compared to the 2000 first quarter, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, with continued emphasis on disciplined underwriting and risk management.

There were no catastrophe losses in the 2001 first quarter. Catastrophe losses, net of taxes and reinsurance, were $30 million in the 2000 first quarter, and were primarily due to hailstorms in Louisiana and Texas.

The statutory combined ratio for Personal Lines in the 2001 first quarter was 98.4% compared to 99.1% in the comparable period of 2000. The GAAP combined ratio for Personal Lines in the 2001 first quarter was 99.4% compared to 99.7% in the comparable period of 2000. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The improvement in the statutory and GAAP combined ratios for the 2001 first quarter compared to the statutory and GAAP combined ratios for the 2000 first quarter was primarily due to a disproportionally smaller increase in claims and expenses related to growth in premiums and lower catastrophe losses offset in part by increased loss cost trends and lower favorable prior-year reserve development.

INTERNATIONAL CONSUMER

WESTERN EUROPE


                                                            FIRST QUARTER
                                                       ----------------------      %
IN MILLIONS OF DOLLARS                                    2001       2000(1)     Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $622         $618            1
Adjusted operating expenses                                347          360           (4)
Provisions for benefits, claims, and credit losses          99          104           (5)
                                                          ----         ----
INCOME BEFORE TAXES                                        176          154           14
Income taxes                                                65           57           14
                                                          ----         ----
INCOME                                                    $111         $ 97           14
-------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                   $ 21         $ 22           (5)
Return on assets                                          2.14%        1.77%
-------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
-------------------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported income of $111 million in the 2001 first quarter, up $14 million or 14% from 2000, reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany, and a gain related to the sale of the Diners Club franchises in the region, partially offset by the net effects of foreign currency translation.

The net effect of foreign currency translation reduced income growth by approximately $15 million in the 2001 first quarter and reduced revenue, expense, and the provisions for benefits, claims, and credit losses growth rates by approximately 8, 6, and 5 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, Western Europe accounts were unchanged from a year ago as increases in loan and deposit accounts were offset by the effect of the Diners Club sale; however, growth in both deposit and loan volumes were reduced by foreign currency translation effects.


                                                             FIRST QUARTER
                                                       ------------------------     %
IN BILLIONS OF DOLLARS                                     2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      9.8         9.8        --
Average customer deposits                                 $12.9       $13.0        (1)
Average loans                                              17.3        16.9         2
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $622 million in the 2001 first quarter increased $4 million or 1% from 2000, reflecting higher consumer finance revenues and higher banking loan and deposit volumes, offset by lower deposit spreads, reduced investment product fees, and the effect of foreign currency translation. Adjusted operating expenses of $347 million declined $13 million or 4% from the 2000 first quarter as costs associated with higher business volumes were more than offset by the effect of foreign currency translation and lower expenses due to the Diners Club sale.

The provisions for benefits, claims, and credit losses were $99 million in the 2001 first quarter, down from $104 million in 2000. The net credit loss ratio was 1.92% in the 2001 first quarter, down from 2.40% in the 2000 fourth quarter (2.16% excluding the effect of

$10 million of net credit losses related to the adoption of revised FFIEC write-off policies) and up slightly from 1.88% a year ago. Loans delinquent 90 days or more of $785 million or 4.68% of loans at March 31, 2001 decreased from $835 million or 4.78% at December 31, 2000 and $899 million or 5.31% at March 31, 2000. The decline in delinquent dollars from a year ago reflects the effect of foreign currency translation and portfolio improvements.

JAPAN


                                                  FIRST QUARTER
                                             ----------------------        %
IN MILLIONS OF DOLLARS                         2001        2000(1)       Change
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $826         $593           39
Total operating expenses                        346          243           42
Provision for credit losses                     162          105           54
                                                            ----         ----
INCOME BEFORE TAXES                             318          245           30
Income taxes                                    114           90           27
                                                            ----         ----
INCOME                                         $204         $155           32
                                                                         ----
Average assets (IN BILLIONS OF DOLLARS)        $ 19         $ 15           27
Return on assets                               4.35%        4.16%
--------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Japan -- which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported income of $204 million in the 2001 first quarter, up $49 million or 32% from 2000, reflecting growth in the consumer finance business, due in part to the acquisitions of Unimat in September 2000 and the Chiyoda Trust portfolio in June 2000, and improvements in Diners Club, partially offset by the net effect of foreign currency translation.

The net effect of foreign currency translation reduced income by approximately $12 million in the quarter, and revenue, expense, and provision for credit losses growth rates were also reduced by 9, 10, and 10 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits, and loans from 2000, including the Unimat and Chiyoda Trust portfolio acquisitions, which added approximately $1.4 billion and $320 million to average loans and 0.4 million and 0.1 million to accounts, respectively, in the 2001 first quarter.


                                                            FIRST QUARTER
                                                       ------------------------     %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      4.9         4.0        23
Average customer deposits                                 $14.3       $13.1         9
Average loans                                             $13.5        $9.6        41
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $826 million in the 2001 first quarter increased $233 million or 39% from 2000, reflecting higher consumer finance revenues, including acquisitions, growth in deposits, and higher Diners Club revenue. Total operating expenses were up $103 million or 42% from the 2000 first quarter, reflecting volume-related increases, including acquisitions and increased advertising and marketing.

The provision for credit losses was $162 million for the 2001 first quarter, up $57 million or 54% from the 2000 first quarter, primarily due to higher loan volumes, including acquisitions. Net credit losses in the 2001 first quarter were $135 million and the related loss ratio was 4.06%, up from $131 million and 3.81% in the 2000 fourth quarter and $88 million and 3.68% a year ago. Loans delinquent 90 days or more were $107 million or 0.81% of loans at March 31, 2001, compared with $101 million or 0.73% at December 31, 2000 and $103 million or 0.99% a year ago. Increases in the net credit loss ratio and delinquencies from a year ago are primarily due to increases in the consumer finance business.

ASIA


                                                            FIRST QUARTER
                                                       ------------------------          %
IN MILLIONS OF DOLLARS                                    2001        2000(1)          Change
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $ 540         $ 539             --
Adjusted operating expenses (2)                             242           245             (1)
Provisions for benefits, claims, and credit losses           62            74            (16)
                                                          -----         -----
CORE INCOME BEFORE TAXES                                    236           220              7
Income taxes                                                 87            79             10
                                                          -----         -----
CORE INCOME                                                 149           141              6
Restructuring-related items, after-tax                       --            (3)           100
                                                          -----         -----
INCOME                                                    $ 149         $ 138              8
------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                   $  25         $  27             (7)
Return on assets                                           2.42%         2.06%
------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                           2.42%         2.10%
------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
------------------------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $149 million in the 2001 first quarter, up $8 million or 6% from 2000, as the net effects of foreign currency translation and lower investment products revenues were more than offset by a gain on the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon and lower credit costs. Income of $138 million in the 2000 first quarter included restructuring-related charges of $3 million ($4 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $15 million in the 2001 first quarter and revenue, expense, and the provisions for benefits, claims, and credit losses growth rates were also reduced by 9, 7, and 6 percentage points, respectively, from the 2000 first quarter.

As shown in the following table, Asia experienced strong growth in accounts, however, growth in both loan and deposit volumes was reduced by foreign currency translation effects.


                                                            FIRST QUARTER
                                                       ------------------------    %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      8.4         7.3        15
Average customer deposits                                 $35.1       $33.3         5
Average loans                                             $21.7       $22.6        (4)
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $540 million in the 2001 first quarter were essentially unchanged from 2000, reflecting the Fubon-related gain and volume increases in most countries driven by growth in deposits and cards, offset by lower investment product fees and foreign currency translation effects. Adjusted operating expenses were down $3 million or 1% from the 2000 first quarter as increased advertising and marketing, and costs associated with new branch initiatives, were more than offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $62 million in the 2001 first quarter, down $12 million from the 2000 first quarter. Net credit losses in the 2001 first quarter were $61 million and the related loss ratio was 1.14%, down from $65 million and 1.18% in the 2000 fourth quarter and $70 million and 1.24% a year ago. Loans delinquent 90 days or more were $334 million or 1.58% of loans at March 31, 2001, compared to $335 million or 1.51% at December 31, 2000 and $433 million or 1.92% a year ago. Declines in both net credit losses and delinquencies from a year ago reflect improvements in Taiwan due to earthquake-related amounts included in 2000.

LATIN AMERICA


                                                            FIRST QUARTER
                                                       ------------------------          %
IN MILLIONS OF DOLLARS                                    2001         2000(1)         Change
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $ 471         $ 513             (8)
Adjusted operating expenses (2)                             337           323              4
Provisions for benefits, claims, and credit losses           89            90             (1)
                                                          -----         -----
CORE INCOME BEFORE TAXES                                     45           100            (55)
Income taxes                                                 13            34            (62)
                                                          -----         -----
CORE INCOME                                                  32            66            (52)
Restructuring-related items, after-tax                       --            (1)           100
                                                          -----         -----
INCOME                                                    $  32         $  65            (51)
------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                   $  13         $  14             (7)
Return on assets                                           1.00%         1.87%
------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                           1.00%         1.90%
------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
------------------------------------------------------------------------------------------------

Latin America -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $32 million in the 2001 first quarter, down $34 million or 52% from 2000, primarily reflecting reduced earnings related to Confia. Income of $65 million in the 2000 first quarter included restructuring related items of $1 million ($2 million pretax).

The net effects of foreign currency translation reduced income growth by approximately $5 million, reduced both revenue and expense growth rates by approximately 4 percentage points, and reduced the provisions for benefits, claims, and credit losses by 2 percentage points in the 2001 first quarter.

As shown in the following table, Latin America accounts grew 6%, reflecting growth in banking-related insurance products. Average customer deposits were unchanged in the 2001 first quarter, reflecting weak economic conditions in Argentina and strategy changes in certain countries. Average loans declined 11%, reflecting continued credit risk management initiatives and the 2000 first quarter auto loan portfolio sale in Puerto Rico.


                                                            FIRST QUARTER
                                                       ------------------------    %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      9.4         8.9         6
Average customer deposits                                 $13.8       $13.8         -
Average loans                                               6.8         7.6       (11)
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $471 million in the 2001 first quarter were down $42 million or 8% from 2000, reflecting reduced revenues related to Confia and the 2000 first quarter gain related to the sale of the Puerto Rico auto loan portfolio, partially offset by business volume increases in certain countries. Adjusted operating expenses grew $14 million or 4% from the 2000 first quarter, reflecting costs associated with business repositioning initiatives and strategy changes in certain countries, spending on e-commerce, and increased technology costs.

The provisions for benefits, claims, and credit losses was $89 million in the 2001 first quarter, down from $90 million in 2000. The net credit loss ratio in the 2001 first quarter was 4.24%, compared with 5.58% in the 2000 fourth quarter (3.26% excluding the effect of $41 million of net credit losses related to the adoption of revised FFIEC write-off policies) and 4.77% a year ago. Excluding the effect of the FFIEC policy revisions in the 2000 fourth quarter, the net credit loss ratio increased 98 basis points in the 2001 first quarter, primarily reflecting seasonal increases. Loans delinquent 90 days or more were $318 million or 4.76% of loans at March 31, 2001 compared with $333 million or 4.58% a year ago.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA


                                                 FIRST QUARTER
                                           ------------------------        %
IN MILLIONS OF DOLLARS                        2001        2000(1)        Change
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $131         $100           31
Total operating expenses                         92           67           37
Provision for credit losses                       9           10          (10)
                                               ----         ----
INCOME BEFORE TAXES                              30           23           30
Income taxes                                     11            8           38
                                               ----         ----
INCOME                                         $ 19         $ 15           27
--------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)        $  4         $  3           33
Return on assets                               1.93%        2.01%
--------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported income of $19 million in the 2001 first quarter, up $4 million or 27% from the 2000 first quarter, reflecting continued growth in loans and deposits across the region and partially offset by investments in new initiatives.

Results in the 2001 first quarter include the consumer operations of Bank Handlowy, a Polish bank that Citigroup acquired a majority interest in June 2000, which added approximately 0.3 million accounts and $1.0 billion to customer deposits.

As shown in the following table, CEEMEA reported 50% account growth from the 2000 first quarter, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region, including the effect of Bank Handlowy.


                                                            FIRST QUARTER
                                                       ------------------------     %
IN BILLIONS OF DOLLARS                                    2001        2000       Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                      3.3         2.2        50
Average customer deposits                                  $5.6        $3.6        56
Average loans                                               2.2         1.9        16
-------------------------------------------------------------------------------------------

Revenues, net of interest expense, of $131 million in the 2001 first quarter increased $31 million or 31% from 2000 and total operating expenses of $92 million increased $25 million or 37%, reflecting both franchise growth in the region, particularly deposits and cards, and the Bank Handlowy acquisition.

The provision for credit losses was $9 million in the 2001 first quarter, down from $10 million in 2000. The net credit loss ratio was 1.66% in the 2001 first quarter, compared with 2.10% (1.51% excluding the effect of FFIEC policy revisions adopted in the 2000 fourth quarter, which added $3 million to net credit losses) in the 2000 fourth quarter and 2.60% a year ago. Loans delinquent 90 days or more of $33 million or 1.40% of loans at March 31, 2001 increased slightly from $32 million or 1.37% at December 31, 2000 and declined from $40 million or 2.16% at March 31, 2000.

E-CONSUMER


                                                  FIRST QUARTER
                                             ------------------------         %
IN MILLIONS OF DOLLARS                         2001         2000(1)         Change
------------------------------------------------------------------------------------

TOTAL REVENUES, NET OF INTEREST EXPENSE        $  47         $  31            52
Total operating expenses                         110           142           (23)
                                               -----         -----
LOSS BEFORE TAX BENEFITS                         (63)         (111)           43
Income tax benefits                              (24)          (43)           44
                                               -----         -----
LOSS                                           ($ 39)        ($ 68)           43
------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
------------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses of $39 million in the 2001 first quarter, down from losses of $68 million in the 2000 period.

Revenues in the 2001 first quarter increased $16 million from 2000, reflecting higher revenues associated with both new and established product offerings and gains related to the sale of internet/e-commerce investments. Total operating expenses declined $32 million or 23% from the 2000 first quarter, reflecting the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER


                                                            FIRST QUARTER
                                                       ------------------------         %
IN MILLIONS OF DOLLARS                                     2001       2000(1)         Change
-----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   ($ 60)        $  33            NM
Adjusted operating expenses (2)                              38           101           (62)
Provisions for benefits, claims, and credit losses          (30)           (4)           NM
                                                          -----         -----
CORE LOSS BEFORE TAX BENEFITS                               (68)          (64)           (6)
Income tax benefits                                         (25)          (25)           --
                                                          -----         -----
CORE INCOME (LOSS)                                          (43)          (39)          (10)
RESTRUCTURING-RELATED ITEMS, AFTER-TAX                       (4)           --            NM
                                                          -----         -----
LOSS                                                      ($ 47)        ($ 39)          (21)
-----------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful
-----------------------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury and other unallocated staff functions and global marketing and other programs -- reported losses before restructuring-related items of $43 million in the 2001 first quarter compared with losses of $39 million in 2000. Losses of $47 million in the 2001 first quarter included restructuring-related items of $4 million ($6 million pretax). Revenue, expense, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS



                                       EOP                                            AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)         LOANS           NET CREDIT LOSSES(1)
                                   -------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             MAR. 31,    MAR. 31,     Dec. 31,    Mar. 31,    1ST QTR.     1ST QTR.    4th Qtr.    1st Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2001        2001         2000        2000        2001         2001      2000 (2)      2000
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America         $     7.0    $    41      $    35      $    48      $     7.0    $    15      $    16    $    17
  RATIO                                           0.59%        0.48%        0.68%                     0.85%        0.90%      1.00%
Mortgage Banking                       45.2        957          846          733           44.7          6           28         15
  RATIO                                           2.14%        2.01%        2.28%                     0.06%        0.27%      0.19%
Citi Cards                             99.7      1,994        1,573        1,424          100.2      1,196        1,051        980
  RATIO                                           2.00%        1.54%        1.65%                     4.84%        4.22%      4.65%
Other North America Cards               1.8          6            6           24            1.6         12           29         11
  RATIO                                           0.32%        0.35%        1.24%                     2.90%        6.44%      2.62%
CitiFinancial                          58.0      1,599        1,272        1,044           57.6        363          360        353
  RATIO                                           2.77%        2.23%        2.11%                     2.57%        2.57%      2.92%
Western Europe                         16.8        785          835          899           17.3         82          101         80
  RATIO                                           4.68%        4.78%        5.31%                     1.92%        2.40%      1.88%
Japan                                  13.4        107          101          103           13.5        135          131         88
  RATIO                                           0.81%        0.73%        0.99%                     4.06%        3.81%      3.68%
Asia (excluding Japan)                 21.2        334          335          433           21.7         61           65         70
  RATIO                                           1.58%        1.51%        1.92%                     1.14%        1.18%      1.24%
Latin America                           6.7        318          250          333            6.8         71           98         90
  RATIO                                           4.76%        3.66%        4.58%                     4.24%        5.58%      4.77%
CEEMEA                                  2.3         33           32           40            2.2          9           11         12
  RATIO                                           1.40%        1.37%        2.16%                     1.66%        2.10%      2.60%
The Citigroup Private Bank (3)         24.4         65           61           87           24.5         (1)           8         10
  RATIO                                           0.27%        0.23%        0.37%                    (0.01%)       0.13%      0.18%
Other                                   3.1         24           30           27            2.9        (18)           4          1

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                     $   299.6    $ 6,263      $ 5,376      $ 5,195      $   300.0    $ 1,931      $ 1,902    $ 1,727
  RATIO                                           2.09%        1.78%        1.99%                     2.61%        2.56%      2.69%
------------------------------------------------------------------------------------------------------------------------------------
Securitized
  receivables                         (63.7)    (1,305)      (1,012)        (925)         (62.2)      (691)        (575)      (631)
Loans held for sale                   (15.3)      (261)        (110)         (35)         (13.4)       (75)         (60)       (21)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                    $   220.6    $ 4,697      $ 4,254      $ 4,235      $   224.4    $ 1,165      $ 1,267    $ 1,075
  RATIO                                           2.13%        1.86%        2.15%                     2.10%        2.25%      2.23%
------------------------------------------------------------------------------------------------------------------------------------

(1)  The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  As a result of the adoption of revised FFIEC policies, the net credit loss ratio in the 2000 fourth quarter includes an increase of 10 basis points in
     Citibanking North America, 16 basis points in Mortgage Banking, 368 basis points in Other Cards, 24 basis points in Western Europe, 59 basis points in CEEMEA, 232 basis points in Latin America, and 12 basis points for total managed consumer.
(3)  The Citigroup Private Bank results are reported as part of the Global
     Investment Management and Private Banking segment. The net credit loss ratio in the 2000 fourth quarter includes an 8 basis point increase related to ICERC-madated write-offs.
------------------------------------------------------------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME


                                                  END OF PERIOD                          AVERAGE
                                       --------------------------------     ------------------------------------
                                        MAR. 31,     Dec. 31,   Mar. 31,        1ST QTR.   4th Qtr.  1st Qtr.
IN BILLIONS OF DOLLARS                    2001         2000       2000            2001       2000      2000
----------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                           $  299.6    $  302.8    $  261.5    $  300.0    $  295.9    $  257.9
Securitized receivables                    (63.7)      (60.6)      (58.3)      (62.2)      (61.0)      (58.0)
Loans held for sale                        (15.3)      (13.3)       (6.4)      (13.4)      (10.6)       (5.8)
                                        ------      ------      ------      ------      ------      ------
CONSUMER LOANS                          $  220.6    $  228.9    $  196.8    $  224.4    $  224.3    $  194.1
----------------------------------------------------------------------------------------------------------------

Total delinquencies 90 days or more past due in the managed portfolio were $6.3 billion with a related delinquency ratio of 2.09% of loans at March 31, 2001, compared with $5.4 billion or 1.78% at December 31, 2000 and $5.2 billion or 1.99% at March 31, 2000. Total managed net credit losses in the 2001 first quarter were $1.9 billion and the related loss ratio was 2.61%, compared with $1.9 billion and 2.56% in the 2000 fourth quarter (2.44% excluding the effect of approximately $90 million of net credit losses related to the adoption of revised FFIEC write-off policies) and $1.7 billion and 2.69% in the 2000 first quarter. For a discussion on trends by business, see business discussions on pages 4 - 15.

Citigroup's allowance for credit losses of $8.957 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $4.956 billion at March 31, 2001, $4.946 billion at December 31, 2000, and $5.040 billion at March 31, 2000. The allowance as a percentage of loans on the balance sheet was 2.24% at March 31, 2001, up from 2.16% at December 31, 2000 and down from 2.56% at March 31, 2000. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies, and the related ratios may increase from the 2001 first quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

GLOBAL CORPORATE


                                                            FIRST QUARTER
                                                       ------------------------     %
IN MILLIONS OF DOLLARS                                    2001      2000(1)       Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                $ 9,529      $ 8,596          11
Adjusted operating expenses (2)                          5,487        4,502          22
Provisions for benefits, claims, and credit losses       1,372        1,108          24
                                                       -------     -------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST           2,670        2,986         (11)
Income taxes                                               920        1,058         (13)
Minority interest, after-tax                                 4           42         (90)
                                                       -------     -------
CORE INCOME                                              1,746        1,886          (7)
Restructuring-related items, after-tax                     (68)          --          NM
                                                       -------     -------
INCOME                                                 $ 1,678      $ 1,886         (11)
-------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful
------------------------------------------------------------------------------------------

The Global Corporate business serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of the Corporate and Investment Bank, Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS), and the Commercial Lines business of Travelers Property Casualty Corp. (TPC).

Global Corporate reported core income of $1.746 billion in the 2001 first quarter, down $140 million or 7% from the 2000 first quarter. The decline in core income resulted from a decrease in the Corporate and Investment Bank, down $264 million to $1.014 billion, but was partially offset by growth in EM Corporate & GTS, up $93 million to $454 million, and Commercial Lines, up $31 million to $278 million.

The Corporate and Investment Bank decline reflects lower earnings from Private Client and the investment in Nikko Securities combined with increased compensation costs and higher credit costs, partially offset by strong Fixed Income results. EM Corporate & GTS core income growth was driven by growth in trading-related and transaction services revenues along with lower credit losses. Commercial Lines growth primarily reflects incremental earnings from the minority interest buy-back and continued increases in pricing.

Income of $1.678 billion in the 2001 first quarter included a restructuring-related charge of $68 million ($113 million pretax).

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

CORPORATE AND INVESTMENT BANK


                                                    FIRST QUARTER
                                              ------------------------              %
IN MILLIONS OF DOLLARS                           2001          2000(1)            Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 5,663         $ 5,277              7
Adjusted operating expenses (2)                  3,860           3,161             22
Provision for credit losses                        230              90            156
                                               -------        -------
CORE INCOME BEFORE TAXES                         1,573           2,026            (22)
Income taxes                                       559             748            (25)
                                               -------        -------
CORE INCOME                                      1,014           1,278            (21)
Restructuring-related items, after-tax             (66)             --             NM
                                               -------        -------
INCOME                                         $   948         $ 1,278            (26)
-------------------------------------------------------------------------------------------

(1)  Reclassified to comform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM  Not meaningful
------------------------------------------------------------------------------------------

The Corporate and Investment Bank, through Salomon Smith Barney (SSB), delivers investment banking services that encompass a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities, and also provides brokerage services and research to its customers. Through the Global Relationship Bank (excluding Transaction Services), the Corporate and Investment Bank provides products and services that include foreign exchange, structured products, derivatives, and loans. The Corporate and Investment Bank, through CitiCapital, provides leasing and commercial finance products.

The Corporate and Investment Bank reported core income of $1.014 billion in the 2001 first quarter, down $264 million or 21% from $1.278 billion in the 2000 first quarter. The decline reflects lower earnings from Private Client and the investment in Nikko Securities combined with increased compensation costs and higher credit costs, partially offset by strong Fixed Income results. Income of $948 million in the 2001 first quarter included a restructuring-related charge of $66 million ($110 million pretax). See Note 7 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

On May 1, 2000, the Corporate and Investment Bank completed the approximately
1.36 billion British Pound ($2.2 billion) acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets, and securities activities. During the second quarter of 2000, CitiCapital strengthened its position in the U.S. leasing market through the purchase of Copelco.

Revenues by category were as follows:


                                                    FIRST QUARTER
                                              ------------------------          %
IN MILLIONS OF DOLLARS                           2001          2000           Change
---------------------------------------------------------------------------------------
Commissions and fees                            $1,045        $1,339           (22)
Investment banking                               1,235           999            24
Principal transactions                           1,561         1,289            21
Asset management and administration fees           536           500             7
Interest and dividend income, net                  992           851            17
Other income                                       294           299            (2)
                                                ------        ------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $5,663        $5,277             7
---------------------------------------------------------------------------------------

Revenues, net of interest expense, increased 7% in the 2001 first quarter to $5.663 billion from $5.277 billion in the 2000 first quarter. Commissions and fees decreased 22% in the 2001 first quarter to $1.045 billion, mainly reflecting declines in transactional activity in Private Client. Investment banking revenues were a record $1.235 billion in the 2001 first quarter, primarily due to growth in high grade debt underwriting and merger and acquisition fees and partially offset by a decline in equity underwriting. Principal transactions revenues were $1.561 billion in the 2001 first quarter, up $272 million or 21% from 2000, primarily reflecting gains in fixed income. The increase in net interest and dividend income was mainly due to higher loans and the addition of Copelco. Other income was down $5 million compared to the prior-year quarter, primarily reflecting a decrease in earnings from the investment in Nikko Securities, partially offset by increases in treasury-related revenues and other fees. Asset management and administration fees, which include results from assets managed by the Financial Consultants and other internally managed assets as well as those that are managed through the Consulting Group, were $536 million in the 2001 first quarter compared to $500 million in the prior-year quarter. The growth primarily reflects the Private Client group's continued emphasis on fee-based services.

Total assets under fee-based management at March 31, were as follows:


                                                         MARCH 31,
                                                ------------------------      %
IN BILLIONS OF DOLLARS                               2001          2000     Change
-------------------------------------------------------------------------------------------
Financial Consultant managed accounts             $   51.9      $   55.4      (6)
Consulting Group internally managed assets           134.4         133.1       1
                                                  --------      --------      ---
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT(1)        $  186.3      $  188.5      (1)
-------------------------------------------------------------------------------------------

(1)  Includes assets  managed jointly with Citigroup Asset Management.
-------------------------------------------------------------------------------------------

Adjusted operating expenses were $3.860 billion in the 2001 first quarter, up $699 million or 22% compared to the prior-year quarter. The growth primarily reflects the impact of the acquisitions of Schroders and Copelco in the second quarter of 2000, increased compensation costs, and investment spending to expand product platforms.

The provision for credit losses was $230 million in the 2001 first quarter compared to $90 million in the 2000 first quarter, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was due to higher loss rates from the transportation portfolio and the inclusion of losses at Copelco. The increase in Corporate Finance was primarily due to a write-down on a loan in the retail industry.

Cash-basis loans at March 31, 2001 and 2000 were $1.376 billion and $603 million, respectively, while the OREO portfolio totaled $108 million and $141 million, respectively, and Other Repossessed Assets were $285 million and $98 million, respectively. Approximately half of the increase in cash-basis loans compared to the 2000 first quarter was in CitiCapital, primarily related to the transportation portfolio and the addition of Copelco. The balance of the increase was attributable to borrowers in the retail, telecommunication, and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 first quarter levels if U.S. economic conditions continue to weaken. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES


                                                           FIRST QUARTER
                                                      ------------------------              %
IN MILLIONS OF DOLLARS                                  2001          2000(1)             Change
---------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $ 1,896          $ 1,600              19
Adjusted operating expenses (2)                         1,128              944              19
Provision for credit losses                                47               87             (46)
                                                      -------         -------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST            721              569              27
Income taxes                                              263              208              26
Minority interest, after-tax                                4               --              NM
                                                      -------         -------
CORE INCOME                                               454              361              26
Restructuring-related items, after-tax                     (2)              --              NM
                                                      -------         -------
INCOME                                                $   452          $   361              25
---------------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)               $   115          $    98              17
Return on assets                                         1.60%            1.48%
---------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful.
---------------------------------------------------------------------------------------------------

Citigroup's EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets and also includes the global operations of Transaction Services. In June 2000, EM Corporate & GTS completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland.

EM Corporate & GTS core income totaled $454 million in the 2001 first quarter, up $93 million or 26% from the 2000 first quarter, reflecting growth in trading-related revenues, double digit growth in transaction services, the contribution of Bank Handlowy including a merger-related gain, and the impact of capital hedging. The improvement in core income was driven by growth across all regions and was led by CEEMEA, up $71 million to $157 million, Asia, up $20 million to $156 million, and Latin America, up $16 million to $177 million. Income of $452 million in the 2001 first quarter included a restructuring-related charge of $2 million ($3 million pretax).

Revenues, net of interest expense, of $1.896 billion in the 2001 first quarter grew $296 million or 19% compared with the 2000 first quarter. Revenue growth was led by CEEMEA, up 60% primarily due to the acquisition of Bank Handlowy and growth in trading-related and transaction services revenues. Asia revenues were up 7% as growth in trading-related and transaction services revenues were partially offset by lower realized investment gains. Latin America revenues were up 6% from the 2000 first quarter, primarily reflecting growth in trading-related revenues.

Adjusted operating expenses in the 2001 first quarter increased $184 million or 19% to $1.128 billion (up 15% excluding the impact of the acquisition of Bank Handlowy). Expense growth was primarily due to the addition of Bank Handlowy and investments in Internet initiatives along with other volume-related increases.

The provision for credit losses totaled $47 million, down $40 million or 46% compared to the 2000 first quarter. The decline reflected improvements across all regions. Cash-basis loans at March 31, 2001 were $1.205 billion, up $139 million from March 31, 2000 principally due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 first quarter levels due to global economic developments, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

COMMERCIAL LINES


                                                      FIRST QUARTER
                                                ------------------------         %
IN MILLIONS OF DOLLARS                            2001         2000(1)         Change
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $1,970        $1,719            15
Claims and claim adjustment expenses              1,095           931            18
Total operating expenses                            499           397            26
                                                 ------        ------
INCOME BEFORE TAXES AND MINORITY INTEREST           376           391            (4)
Income taxes                                         98           102            (4)
Minority interest, after-tax                         --            42          (100)
                                                 ------        ------
INCOME (2)                                       $  278        $  247            13
----------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes investment gains/losses included in Investment Activities segment.
----------------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported income of $278 million in the 2001 first quarter, up from $247 million in the comparable period of 2000. The 13% improvement in the 2001 first quarter over the 2000 first quarter reflects the incremental earnings from the minority interest buyback and the benefit of rate increases, and were partially offset by lower net investment income, increased loss cost trends, and catastrophe losses due to the Seattle earthquake. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety). In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market) and also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess, and surplus lines casualty businesses and certain classes of surety business.

Net written premiums by market were as follows:


                                          FIRST QUARTER
                                   ------------------------             %
IN MILLIONS OF DOLLARS               2001            2000             Change
--------------------------------------------------------------------------------
National Accounts                   $  126          $   92              37
Commercial Accounts                    547             487              12
Select Accounts                        429             387              11
Specialty Accounts                     557             333              67
                                    ------          ------
TOTAL NET WRITTEN PREMIUMS          $1,659          $1,299              28
--------------------------------------------------------------------------------

Commercial Lines net written premiums in the 2001 first quarter totaled $1.659 billion, up 28% from $1.299 billion in the comparable period of 2000. The trend in written premiums for all lines reflects the impact of an improving rate environment as evidenced by the favorable pricing on new and renewal business. Also contributing to the net written premium increases were the ongoing business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, and the impact on Specialty Accounts of the ongoing business associated with the Reliance Surety acquisition and the acquisition of the renewal rights for the Frontier business. The increase in National Accounts net written premiums is due to the purchase of less reinsurance reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the re-population of the involuntary pools.

National Accounts new business was significantly lower in the 2001 first quarter than in the comparable period of 2000, due to the impact of several large accounts written in 2000, and the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio in the 2001 first quarter was virtually the same as that in the 2000 first quarter.

Commercial Accounts new business in the 2001 first quarter was marginally lower than in the 2000 first quarter, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio in the 2001 first quarter was significantly lower than in the 2000 first quarter, reflecting the continued disciplined approach to achieving acceptable levels of account profitability.

New premium business in Select Accounts was moderately higher in the 2001 first quarter than in the comparable period of 2000, reflecting the increased market activity resulting from the pricing environment. Select Accounts business retention ratio in the 2001 first quarter was virtually the same as that in the comparable period of 2000.

Catastrophe losses, net of taxes and reinsurance, were $8 million in the 2001 first quarter due to the Seattle earthquake. There were no catastrophe losses in the 2000 first quarter.

The statutory combined ratio before policyholder dividends for Commercial Lines in the 2001 first quarter was 100.5% compared to 100.4% in the comparable period of 2000. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2001 first quarter was 98.4% compared to 100.3% in the comparable period of 2000. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the 2001 first quarter statutory and GAAP combined ratios before policyholder dividends compared to the 2000 first quarter statutory and GAAP combined ratios before policyholder dividends was due to increased loss cost trends and catastrophe losses due to the Seattle earthquake, and was partially offset by premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At March 31, 2001, approximately 75% of the net aggregate reserve (i.e., approximately $383 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 25% of the net environmental loss reserve (i.e., approximately $131 million), consists of case reserves for resolved claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At March 31, 2001, approximately 84% (i.e., approximately $654 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 16% of the net aggregate reserve (i.e., approximately $123 million), is for pending asbestos claims.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products / operations claims in a manner inconsistent with the Company's previous assessment of such claims, as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period-end and net credit losses for the three months ended.


                                          MAR. 31,      Dec. 31,      Mar. 31,
IN MILLIONS OF DOLLARS                      2001         2000(1)       2000(1)
--------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
  Corporate and Investment Bank            $1,376        $  960        $  603
  EM Corporate & GTS                        1,205         1,148         1,066
                                           ------        ------        ------
Total Global Corporate                      2,581         2,108         1,669
Insurance and Investment Activities            63            46            70
                                           ------        ------        ------
TOTAL COMMERCIAL CASH-BASIS LOANS          $2,644        $2,154        $1,739
--------------------------------------------------------------------------------
NET CREDIT LOSSES
  Corporate and Investment Bank            $  229        $  201        $   87
  EM Corporate & GTS                           48            37            87
                                           ------        ------        ------
TOTAL NET CREDIT LOSSES                    $  277        $  238        $  174
--------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $2.644 billion, $2.154 billion, and $1.739 billion at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. Cash-basis loans in the Corporate and Investment Bank of $1.376 billion at March 31, 2001 increased $773 million from a year ago. Approximately half of the increase was in CitiCapital and was primarily related to the transportation portfolio and the addition of Copelco. The balance of the Corporate and Investment Bank increase was attributable to borrowers in the retail, telecommunication, and utility industries. EM Corporate & GTS cash-basis loans were $1.205 billion at March 31, 2001, up 13% from a year ago, primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia.

Total commercial net credit losses of $277 million in the first quarter of 2001 increased $103 million compared to the first quarter of 2000, primarily reflecting increases in the Corporate and Investment Bank and partially offset by a decline in EM Corporate & GTS. Corporate and Investment Bank net credit losses of $229 million were up $142 million compared to the first quarter of 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was due to higher loss rates from the transportation portfolio and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. Corporate Finance net credit losses increased due to a write-down on a loan in the retail industry. EM Corporate & GTS net credit losses in the first quarter of 2001 were down $39 million compared to the first quarter of 2000, reflecting improvements in all regions. For a further discussion of trends by business, see the business discussions on pages 18 - 20.

Citigroup's allowance for credit losses of $8.957 billion is available to absorb all probable credit losses inherent in the portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $4.001 billion at March 31, 2001 compared to $4.015 billion and $3.673 billion at December 31, 2000 and March 31, 2000, respectively. The increase in the allowance in 2000 primarily reflects an increase related to the transportation portfolio and the impact of acquisitions. The decrease in the allowance as a percentage of total commercial loans compared to December 31, 2000 was primarily due to growth in the commercial loan portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 first quarter levels due to U.S. and global economic developments, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.


                                                        MAR. 31,    Dec. 31,    Mar. 31,
IN BILLIONS OF DOLLARS                                    2001      2000 (1)    2000 (1)
-------------------------------------------------------------------------------------------
Commercial allowance for credit losses                    $4.001     $4.015       $3.673
As a percentage of total commercial loans                  2.75%      2.90%        2.95%
-------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
------------------------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING


                                                    FIRST QUARTER
                                               ----------------------      %
IN MILLIONS OF DOLLARS                           2001      2000(1)       Change
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $906        $798          14
Total operating expenses                          592         491          21
Provision for credit losses                         2          22         (91)
                                                 ----        ----
INCOME BEFORE TAXES AND MINORITY INTEREST         312         285           9
Income taxes                                      118         111           6
Minority interest, after-tax                        1          --          NM
                                                 ----        ----
INCOME                                           $193        $174          11
--------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful
--------------------------------------------------------------------------------

Global Investment Management and Private Banking comprises Citigroup Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking income in the 2001 first quarter increased to $193 million, up $19 million or 11% from the 2000 first quarter. The increase in income reflected continued customer revenue momentum within The Citigroup Private Bank along with the impact of the acquisitions in Citigroup Asset Management and a lower provision for credit losses.

CITIGROUP ASSET MANAGEMENT


                                                                FIRST QUARTER
                                                          ------------------------     %
IN MILLIONS OF DOLLARS                                         2001      2000(1)     Change
----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $517        $436          19
Total operating expenses                                        358         278          29
                                                               ----        ----
INCOME BEFORE TAXES AND MINORITY INTEREST                       159         158           1
Income taxes                                                     62          64          (3)
Minority interest, after-tax                                      1          --          NM
                                                               ----        ----
INCOME                                                         $ 96        $ 94           2
----------------------------------------------------------------------------------------------
Assets under management (IN BILLIONS OF DOLLARS) (2)(3)        $393        $388           1
----------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Includes $29 billion and $31 billion in 2001 and 2000, respectively, for
      Citigroup Private Bank clients.
(3)   Includes Unit Investment Trusts held in client accounts of $8 billion and
      $12 billion and Emerging Markets Pension Administration assets under management of $6 billion and $1 billion in 2001 and 2000, respectively.
NM   Not meaningful
----------------------------------------------------------------------------------------------

Citigroup Asset Management comprises the substantial resources that are available through its three primary asset management business platforms -- Smith Barney Asset Management, Salomon Brothers Asset Management, and Citibank Asset Management -- along with the pension administration businesses of Global Retirement Services. These businesses offer institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, variable annuities (through affiliated and third party insurance companies), and pension administration.

Income of $96 million in the 2001 first quarter was up $2 million or 2% compared to the 2000 first quarter. The increase reflects the impact of Latin American acquisitions in the Global Retirement Services business and growth in asset-based fee revenues partially offset by increased expenses.

Assets under management rose 1% from the year-ago quarter to $393 billion, reflecting strong net flows and the impact of Latin American acquisitions in Global Retirement Services, partially offset by negative market activity. Institutional client assets of $156 billion at March 31, 2001, were up 4% compared to a year ago, aided by cross-selling efforts including $6 billion raised from Global Corporate customers. Retail client assets were $231 billion, down 2% compared to a year ago, primarily due to the SSB bank deposit program, impacting money funds, and lower market values, partially offset by strong net flows.

Sales of proprietary mutual funds and managed account products at SSB rose 66% to $7.7 billion in the first quarter of 2001 and represented 58% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network were $3.3 billion in the quarter, representing 64% of total sales, including $2.0 billion in International and $1.3 billion in the U.S. Primerica sold $480 million of proprietary U.S. mutual and money funds, representing 59% of Primerica's total sales in the 2001 first quarter compared to 48% in the year-ago quarter.

Revenues, net of interest expense, increased $81 million or 19% to $517 million in the 2001 first quarter. The increase was primarily due to the impact of the acquisitions of Siembra, Garante, and Colfondos in the Global Retirement Services business and growth in asset-based fee revenues.

Operating expenses of $358 million in the 2001 first quarter were up $80 million or 29% from the 2000 first quarter, reflecting the impact of the Global Retirement Services acquisitions as well as continued investments in sales and marketing activities and research, quantitative, and technology platforms.

THE CITIGROUP PRIVATE BANK


                                                    FIRST QUARTER
                                               ------------------------           %
IN MILLIONS OF DOLLARS                            2001        2000(1)           Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $389           $362              7
Total operating expenses                           234            213             10
Provision for credit losses                          2             22            (91)
                                                  ----           ----
INCOME BEFORE TAXES                                153            127             20
Income taxes                                        56             47             19
                                                  ----           ----
INCOME                                            $ 97           $ 80             21
-------------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)           $ 25           $ 23              9
Return on assets                                  1.57%          1.40%
-------------------------------------------------------------------------------------------
Client business volumes under management
  (IN BILLIONS OF DOLLARS)                        $146           $144              1
-------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
------------------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank reported income in the 2001 first quarter of $97 million, up $17 million or 21% from the 2000 first quarter, primarily reflecting a lower provision for credit losses and growth in transaction-based revenue.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $146 billion at the end of the 2001 first quarter, up 1% from $144 billion at the end of the year-ago quarter. The increase primarily reflects growth in the U.S., Japan, Asia, and Latin America that was partially offset by decreases in Europe and CEEMEA.

Revenues, net of interest expense, in the 2001 first quarter were $389 million, up $27 million or 7% from the 2000 first quarter. Net interest and recurring fee-based revenues increased $17 million or 7% while transaction-based revenues, including trading, placement, and performance fees, increased $13 million or 15%. The increase in revenues reflected growth in most regions with Asia up $13 million or 19%, the U.S. up $9 million or 7%, Japan up $8 million or 28%, and Latin America up $7 million or 11%.

Operating expenses of $234 million in the 2001 first quarter were up $21 million or 10% from the prior-year quarter, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses in the 2001 first quarter was $2 million, compared with $22 million in the 2000 first quarter. The decline was primarily related to a provision taken in the prior-year quarter for a loan in Europe. Loans 90 days or more past due at quarter-end were $65 million or 0.27% of total loans outstanding, compared with $87 million or 0.37% at the end of the 2000 first quarter.

Average assets of $25 billion in the 2001 first quarter rose $2 billion or 9% from $23 billion in the 2000 first quarter. The growth was primarily due to higher loans.

CORPORATE/OTHER


                                                                      FIRST QUARTER
                                                                ------------------------        %
IN MILLIONS OF DOLLARS                                            2001          2000 (1)      Change
------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE(2)                     ($ 97)        ($ 89)           (9)
Adjusted operating expenses(2)                                      175           349           (50)
Adjusted credit for benefits, claims, and credit losses(2)           --            (1)          100
                                                                  -----         -----         -----
CORE INCOME (LOSS) BEFORE TAX BENEFITS                             (272)         (437)           38
Income tax benefits                                                 (80)         (177)           55
                                                                  -----         -----         -----
CORE INCOME (LOSS)                                                 (192)         (260)           26
Housing Finance unit charge, after-tax                               --           (71)          100
Restructuring-related items, after-tax                               --            (8)          100
                                                                  -----         -----         -----
LOSS                                                              ($192)        ($339)           43
------------------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes Housing Finance unit charge and restructuring-related items.
------------------------------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities (e-Citi) not allocated to the individual businesses. Losses of $192 million in the 2001 first quarter decreased $68 million or 26% over the prior-year period, primarily reflecting a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains. Results in the 2001 first quarter also reflect lower technology expenses due to costs associated with year 2000 remediation in the prior-year quarter.

The Housing Finance unit charge in the 2000 first quarter represented an after-tax charge of $71 million related to the discontinuance of the loan origination operations of Associates' manufactured housing business.

INVESTMENT ACTIVITIES


                                                       FIRST QUARTER
                                                 ------------------------            %
IN MILLIONS OF DOLLARS                              2001         2000(1)           Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE          $   234         $ 1,016             (77)
Total operating expenses                              27              24              13
                                                 -------         -------
INCOME BEFORE TAXES AND MINORITY INTEREST            207             992             (79)
Income taxes                                          72             366             (80)
Minority interest, after-tax                          (1)             (7)             86
                                                 -------         -------
INCOME                                           $   136         $   633             (79)
-------------------------------------------------------------------------------------------

(1)  Reclassified to conform to the current period's presentation.
-------------------------------------------------------------------------------------------

Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

Revenues, net of interest expense, of $234 million for the 2001 first quarter decreased $782 million or 77% from 2000, primarily reflecting a decrease in venture capital results and lower realized gains in corporate investments compared to the exceptionally strong equity markets in the 2000 first quarter. Partially offsetting the revenue decreases were 2001 first quarter realized gains in insurance-related investments. The 2000 first quarter included losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and writedowns in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic and political conditions, levels of activity in the global capital markets, portfolio growth, the maturing of previous portfolio acquisitions, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including uncertainty in the U.S. economy, the performance of global financial markets, prevailing inflation and interest rates, the rising cost of medical care, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; results of various Investment Activities; the effects of competitors' pricing policies; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies and possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citigroup Risk Management Framework is described in detail in Citigroup's 2000 Annual Report and Form 10-K.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Citigroup's credit risk management process is described in detail in Citigroup's 2000 Annual Report and Form 10-K.

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due.

Market risk at Citigroup is managed through corporate-wide standards and business-specific policies and procedures which are described more fully in the Citigroup 2000 Annual Report and Form 10-K.

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

Earnings-at-Risk is the primary method for measuring price risk in Citigroup's non-trading portfolios (excluding the Travelers Insurance Companies). Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward shift in the yield curve for the appropriate currency. Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest-sensitive items, including assets, liabilities, derivative instruments, and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assumes no correlation between exposures in different currencies.

Citigroup's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citigroup also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any individual non-U.S. dollar currency.

The following table illustrates the impact to Citigroup pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of March 31, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact of $171 million on pre-tax earnings within the next twelve months and the negative impact ranged from $117 million to $171 million at each month-end during the quarter. As of March 31, 2001, a 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact of $186 million on pre-tax earnings over the next 12 months and the positive impact ranged from $164 million to $186 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months was an increase of $1,042 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1,229 million from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior-year reflects the growth in Citigroup's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio. The change in Earnings-at-Risk from the prior quarter reflects the cancellation of receive fixed swaps, the growth in Citigroup's fixed funding, and the change in mortgage prepayment characteristics in our portfolio.

As of March 31, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $234 million within the next twelve months and the negative impact ranged from $185 million to $245 million at each month-end during the quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $236 million within the next twelve months and the positive impact ranged from $189 million to $249 million at each month-end during the quarter. The potential impact on pre-tax earnings for periods beyond the first 12 months is a decrease of $218 million for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $232 million for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior-year remains unchanged. The change in Earnings-at-Risk from the prior quarter reflects the change in the use of derivatives in managing the risk portfolio and the change in the asset/liability mix to reflect Citigroup's current view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)(2)


                                  MARCH 31, 2001                    DECEMBER 31, 2000                    MARCH 31, 2000
IN MILLIONS OF DOLLARS    U.S. DOLLAR   NON-U.S. DOLLAR(3)  U.S. DOLLAR    NON-U.S. DOLLAR(3)    U.S. DOLLAR     NON-U.S. DOLLAR(3)
------------------------------------------------------------------------------------------------------------------------------------
                      INCREASE DECREASE  INCREASE DECREASE Increase  Decrease Increase Decrease  Increase Decrease Increase Decrease
                      --------------------------------------------------------------------------------------------------------------
Twelve months and     ($ 171)   $  186    ($234)    $236    ($243)     $270    ($187)    $189     ($293)    $324    ($192)    $195
less
Thereafter             1,042    (1,229)    (218)     232      778      (883)     (98)     115       522     (572)    (260)     266
                      --------------------------------------------------------------------------------------------------------------
Total                  $ 871   ($1,043)   ($452)    $468     $535     ($613)   ($285)    $304      $229    ($248)   ($452)    $461
------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes the Travelers Insurance Companies (see below).
(2)   Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.
(3)   Primarily results from Earnings-at-Risk in the Euro, Brazil Real and Singapore Dollar.
------------------------------------------------------------------------------------------------------------------------------------

TRAVELERS INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the Travelers Insurance Companies, as a result of a 100 basis point increase in interest rates.


                                                 MARCH 31,    DECEMBER 31,    MARCH 31,
IN MILLIONS OF DOLLARS                             2001          2000           2000
-----------------------------------------------------------------------------------------
Assets
Investments                                       $2,980        $2,715        $2,714
-----------------------------------------------------------------------------------------
Liabilities
Long-term debt                                    $   26        $   28        $   30
Contractholder funds                                 557           542           425
Redeemable securities of subsidiary trusts            86            44            64
-----------------------------------------------------------------------------------------

A significant portion of Travelers Insurance Companies liabilities (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citigroup non-trading portfolios described above or the Value-at-Risk used for the trading portfolios described below.

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

Factor Sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored, and, in some cases, limited for all relevant risks taken in a trading portfolio. Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the Factor Sensitivities of the trading portfolio with the volatilities and correlations of those factors.

Stress Testing is performed on trading portfolios on a regular basis, to estimate the impact of extreme market movements. Stress Testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic stress testing exercises, and utilize the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

New and/or complex products in trading portfolios are required to be reviewed and approved by the Global Corporate Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed, and reported in accordance with applicable Global Corporate policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $72 million at March 31, 2001. Daily exposures averaged $63 million during the first quarter and ranged from $53 million to $79 million.

The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2001 and December 31, 2000, along with the averages.


                                                        2001                        FULL
                                                        FIRST                       YEAR
                                       MARCH 31,       QUARTER       DECEMBER 31    2000
IN MILLIONS OF DOLLARS                   2001          AVERAGE        2000(1)     AVERAGE(1)
-----------------------------------------------------------------------------------------------
Interest rate                            $ 68           $ 54           $ 53           $ 43
Foreign exchange                           13             14             11             10
Equity                                     11             17             24             20
All other (primarily commodity)            16             16             15             14
Covariance adjustment                     (36)           (38)           (39)           (35)
                                         ----           ----           ----           ----
Total                                    $ 72           $ 63           $ 64           $ 52
-----------------------------------------------------------------------------------------------
(1)  Prior-year information has been restated from that previously presented to reflect reorganizations and a more consistent view for managing price risk throughout the organization.
-----------------------------------------------------------------------------------------------

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2001 and all of 2000.


                                                2001                         2000(1)
                                      --------------------------------------------------------
IN MILLIONS OF DOLLARS                    LOW           HIGH           Low            High
----------------------------------------------------------------------------------------------
Interest rate                            $ 40           $ 70           $ 36           $ 55
Foreign exchange                            9             22              6             19
Equity                                      9             51             11             47
All other (primarily commodity)            13             22              6             30
-----------------------------------------------------------------------------------------------

(1)  Prior-year information has been restated from that previously presented to reflect reorganizations and to a more consistent view for managing price risk throughout the organization.
-----------------------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the risk management framework described in the 2000 Annual Report and Form 10-K.

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at March 31, 2001 and December 31, 2000 include:


                                                                                         MARCH 31, 2001          December 31, 2000
---------------------------------------------------------------------------------------------------------  -------------------------

                        CROSS-BORDER CLAIMS ON THIRD PARTIES
                --------------------------------------------------  INVESTMENTS
                                                                      IN AND
                  TRADING AND     CROSS-                             FUNDING OF    TOTAL                      Total
IN BILLIONS OF     SHORT-TERM   BORDER RESALE                          LOCAL    CROSS-BORDER  COMMITMENTS  Cross-Border  Commitments
 DOLLARS           CLAIMS (1)    AGREEMENTS    ALL OTHER   TOTAL    FRANCHISES  OUTSTANDINGS      (2)       Outstandings     (2)
---------------------------------------------------------------------------------------------------------  -------------------------
Netherlands          $4.7          $9.5          $1.9       $16.1      $    -        $16.1       $  2.3           $10.6       $ 1.9
France                6.8           4.4           1.8        13.0         0.2         13.2          8.5            13.4         8.4
United Kingdom        5.1           4.2           3.7        13.0           -         13.0         16.3            10.9        15.4
Germany               6.4           4.0           1.8        12.2         0.3         12.5          6.9            12.4         7.1
Italy                 7.7           0.4           2.0        10.1         1.8         11.9          4.6             9.9         5.7
Japan                 3.0           3.7           2.3         9.0         2.2         11.2          0.7             7.4         0.8
Brazil                3.1            -            2.0         5.1         4.4          9.5          0.1             8.1         0.2
Canada                2.3           0.6           2.6         5.5         2.7          8.2          4.9             8.9         5.0
------------------------------------------------------------------------------------------------------------------------------------

(1)   Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2)   Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
------------------------------------------------------------------------------------------------------------------------------------

Total cross-border outstandings for March 31, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $7.8 billion for the Netherlands, $12.9 billion for France, $12.0 billion for the United Kingdom, $18.6 billion for Germany, $15.2 billion for Italy, $12.9 billion for Japan, $12.0 billion for Brazil, and $8.0 billion for Canada.

Total cross-border outstandings for December 31, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $7.7 billion for the Netherlands, $13.5 billion for France, $9.6 billion for the United Kingdom, $16.8 billion for Germany, $13.9 billion for Italy, $9.1 billion for Japan, $9.8 billion for Brazil, and $9.0 billion for Canada.

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

Citigroup, Citicorp and certain of its subsidiaries, TPC, and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. All of the commercial paper issued by subsidiaries of Citicorp is guaranteed by Citicorp. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit to support their combined outstanding commercial paper. TPC and TIC each maintains unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

Citigroup and TIC have a five-year revolving credit facility in the amount of $1.0 billion with a syndicate of banks that expires in June 2001 and can be allocated to either of Citigroup or TIC. The participation of TIC in this agreement is limited to $250 million. At March 31, 2001, all of the facility was allocated to Citigroup. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $45.5 billion at March 31, 2001. At March 31, 2001, there were no borrowings outstanding under this facility.

Associates, a subsidiary of Citicorp, has a combination of unutilized bilateral and syndicated credit facilities of $21.9 billion as of March 31, 2001. These facilities, which have maturities ranging from 2001 through 2005 are all guaranteed by Citicorp. CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp, has unutilized revolving credit facilities in the amount of $3.4 billion that expire in 2002 and are guaranteed by Citicorp. In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2001, this requirement was exceeded by approximately $32.8 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

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

CITIGROUP RATIOS


                                                                    MAR. 31,    Dec. 31,
                                                                      2001        2000
-------------------------------------------------------------------------------------------
Tier 1 capital                                                         8.56%       8.38%
Total capital (Tier 1 and Tier 2)                                     11.31       11.23
Leverage (1)                                                           6.10        5.97
Common stockholders' equity                                            7.09        7.14
-------------------------------------------------------------------------------------------

(1)  Tier 1 capital divided by adjusted average assets.
-------------------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the first quarter of 2001. Total capital (Tier 1 and Tier 2) amounted to $75.0 billion at March 31, 2001, representing 11.31% of net risk-adjusted assets. This compares to $73.0 billion and 11.23% at December 31, 2000. Tier 1 capital of $56.7 billion at March 31, 2001 represented 8.56% of net risk-adjusted assets, compared to $54.5 billion and 8.38% at December 31, 2000. Citigroup's leverage ratio was 6.10% at March 31, 2001 compared to 5.97% at December 31, 2000.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES


                                                                      MAR. 31,      Dec. 31,
IN MILLIONS OF DOLLARS                                                  2001          2000
-----------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                         $  66,912      $  64,461
Perpetual preferred stock                                               1,747          1,745
Mandatorily redeemable securities of subsidiary trusts                  4,920          4,920
Minority interest                                                         348            334
Accumulated net losses on cash flow hedges, net of tax                     52             --
Less: Net unrealized gains on securities available for sale (1)        (1,129)          (973)
Intangible assets:
  Goodwill                                                            (11,949)       (11,972)
  Other intangible assets                                              (3,640)        (3,572)
Net unrealized losses on available for sale equity securities,
  net of tax (1)                                                         (122)           (68)
50% investment in certain subsidiaries (2)                                (90)           (82)
Other                                                                    (305)          (295)
                                                                    ---------      ---------
TOTAL TIER 1 CAPITAL                                                   56,744         54,498
-----------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses (3)                                         8,293          8,140
Qualifying debt (4)                                                    10,004         10,492
Less: 50% investment in certain subsidiaries (2)                          (90)           (82)
                                                                    ---------      ---------
TOTAL TIER 2 CAPITAL                                                   18,207         18,550
                                                                    ---------      ---------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                   $  74,951      $  73,048
-----------------------------------------------------------------------------------------------
NET RISK-ADJUSTED ASSETS (5)                                        $ 662,709      $ 650,351
-----------------------------------------------------------------------------------------------

(1)   Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values net of tax.
(2)   Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3)   Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4)   Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(5)   Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $28.6 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of March 31, 2001, compared to $27.7 billion as of December 31, 2000.
      Market risk-equivalent assets included in net risk-adjusted assets amounted to $41.1 billion at March 31, 2001, and $39.6 billion at December
      31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
-----------------------------------------------------------------------------------------------

Common stockholders' equity increased a net $2.4 billion during the first quarter of 2001 to $66.9 billion at March 31, 2001, representing 7.09% of assets, compared to $64.5 billion and 7.14% at year-end 2000. The net increase in common stockholders' equity during the first quarter of 2001 principally reflected net income of $3.5 billion and issuance of shares pursuant to employee benefit plans and other activity of $0.8 billion which was partially offset by treasury stock acquired of $1.2 billion and dividends declared on common and preferred stock of $0.7 billion. The decrease in the common stockholders' equity ratio during the first quarter of 2001 reflected an increase in total assets, which was only partially offset by the above items.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 2001 qualify as Tier 1 capital. The amount outstanding at March 31, 2001 includes $2.3 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2001, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citigroup. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

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

Additionally, from time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 25.

CITICORP

Citicorp manages liquidity through a well-defined process described in the 2000 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at March 31, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $47 million during the first three months of 2001 to $47.9 billion at March 31, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2001 first quarter was $86.3 billion, up from $80.3 billion at 2000 year- end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months of 2001 included $6.7 billion of U.S. credit cards and $4.0 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2001, the scheduled amortization of certain credit card securitization transactions made available $3.6 billion of new receivables. In addition, at least $9.5 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the 2000 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $7.1 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.2 billion of the available $7.1 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Citicorp is subject to risk-based capital guidelines issued by the FRB.

CITICORP RATIOS


                                                                    MAR. 31,    Dec. 31,
                                                                      2001        2000
-------------------------------------------------------------------------------------------
Tier 1 capital                                                         8.34%       8.41%
Total capital (Tier 1 and Tier 2)                                     12.51       12.29
Leverage (1)                                                           7.32        7.54
Common stockholder's equity                                            8.47        8.68
-------------------------------------------------------------------------------------------

(1)  Tier 1 capital divided by adjusted average assets.
-------------------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 first quarter. Total capital (Tier 1 and Tier 2) amounted to $59.6 billion at March 31, 2001, representing 12.51% of net risk-adjusted assets. This compares with $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $39.7 billion at March 31, 2001 represented 8.34% of net risk-adjusted assets, compared with $39.7 billion and 8.41% at December 31, 2000. Citicorp's Tier 1 capital ratio at March 31, 2001 was above Citicorp's target range of 8.00% to 8.30%.

TRAVELERS PROPERTY CASUALTY CORP. (TPC)

TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At March 31, 2001, this requirement was exceeded by approximately $5.7 billion. At March 31, 2001, there were no borrowings outstanding under this facility.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $325 million of dividends from its insurance subsidiaries during the first quarter of 2001.

SALOMON SMITH BARNEY HOLDINGS INC. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in the 2000 Annual Report and Form 10-K. Total assets were $267 billion at March 31, 2001, up from $238 billion at year-end 2000. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $5.0 billion 364-day revolving credit agreement that extends through May 2001. SSBHI may borrow under this revolving credit facility at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for this facility through commitment fees. Under this facility, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2001, this requirement was exceeded by approximately $4.8 billion. At March 31, 2001, there were no borrowings outstanding under this facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $22.0 billion at March 31, 2001 and $19.7 billion at December 31, 2000. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

THE TRAVELERS INSURANCE COMPANY (TIC)

At March 31, 2001, TIC had $31.2 billion of life and annuity product deposit funds and reserves. Of that total, $17.5 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.7 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $3.2 billion of liabilities that are surrenderable with market value adjustments. Also included is an additional $4.9 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.5%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.6 billion of liabilities is surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $984 million of statutory surplus is available by the end of the year 2001 for such dividends without the prior approval of the Connecticut Insurance Department, of which $158 million was paid during the first quarter of 2001.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                       2001          2000
---------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                            $ 10,004      $  8,449
Other interest and dividends                                7,169         5,994
Insurance premiums                                          3,361         2,994
Commissions and fees                                        4,132         4,124
Principal transactions                                      2,325         1,723
Asset management and administration fees                    1,389         1,284
Realized gains (losses) from sales of investments             451          (173)
Other income                                                  973         2,420
                                                         --------      --------
TOTAL REVENUES                                             29,804        26,815
Interest expense                                            9,523         7,685
                                                         --------      --------
TOTAL REVENUES, NET OF INTEREST EXPENSE                    20,281        19,130
                                                         --------      --------

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                    2,727         2,376
Provision for credit losses                                 1,474         1,309
                                                         --------      --------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                   4,201         3,685
                                                         --------      --------

OPERATING EXPENSES
Non-insurance compensation and benefits                     5,329         4,587
Insurance underwriting, acquisition, and operating            999           918
Restructuring-related items                                   132            20
Other operating                                             4,041         3,842
                                                         --------      --------
TOTAL OPERATING EXPENSES                                   10,501         9,367
                                                         --------      --------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                5,579         6,078
Provision for income taxes                                  1,990         2,167
Minority interest, net of income taxes                          9            55
                                                         --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        3,580         3,856
Cumulative effect of accounting change (1)                    (42)           --
                                                         --------      --------
NET INCOME                                               $  3,538      $  3,856
---------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change     $   0.71      $   0.77
Cumulative effect of accounting change (1)                  (0.01)           --
                                                         --------      --------
NET INCOME                                               $   0.70      $   0.77
                                                         --------      --------
Weighted average common shares outstanding                4,984.7       4,975.5
---------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change     $   0.70      $   0.75
Cumulative effect of accounting change (1)                  (0.01)           --
                                                         --------      --------
NET INCOME                                               $   0.69      $   0.75
                                                         --------      --------
Adjusted weighted average common shares outstanding       5,110.0       5,115.4
---------------------------------------------------------------------------------

(1) Refers to the adoption of SFAS 133.

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                                      MARCH 31,
                                                                                                        2001        December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)        2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                               $  14,373      $  14,621
Deposits at interest with banks                                                                         19,284         16,164
Federal funds sold and securities borrowed or purchased under agreements to resell                     134,188        105,877
Brokerage receivables                                                                                   24,592         25,696
Trading account assets (including $75,247 and $83,821 pledged to creditors at March 31, 2001
  and December 31, 2000 respectively)                                                                  137,137        132,513
Investments (including $2,939 and $3,354 pledged to creditors at March 31, 2001
  and December 31, 2000, respectively)                                                                 125,698        120,122
Loans, net of unearned income
     Consumer                                                                                          220,603        228,879
     Commercial                                                                                        145,674        138,143
                                                                                                     ---------      ---------
Loans, net of unearned income                                                                          366,277        367,022
     Allowance for credit losses                                                                        (8,957)        (8,961)
                                                                                                     ---------      ---------
Total loans, net                                                                                       357,320        358,061
Reinsurance recoverables                                                                                10,507         10,541
Separate and variable accounts                                                                          23,514         24,947
Other assets                                                                                            97,714         93,668
                                                                                                     ---------      ---------
TOTAL ASSETS                                                                                         $ 944,327      $ 902,210
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                   $  16,755      $  21,694
     Interest-bearing deposits in U.S. offices                                                          81,637         58,913
     Non-interest-bearing deposits in offices outside the U.S.                                          13,975         13,811
     Interest-bearing deposits in offices outside the U.S.                                             200,918        206,168
                                                                                                     ---------      ---------
Total deposits                                                                                         313,285        300,586
Federal funds purchased and securities loaned or sold under agreements to repurchase                   136,239        110,625
Brokerage payables                                                                                      13,415         15,882
Trading account liabilities                                                                             84,783         85,107
Contractholder funds and separate and variable accounts                                                 44,501         44,884
Insurance policy and claims reserves                                                                    45,157         44,666
Investment banking and brokerage borrowings                                                             17,843         18,227
Short-term borrowings                                                                                   48,474         51,675
Long-term debt                                                                                         118,080        111,778
Other liabilities                                                                                       48,971         47,654
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of -- Parent                                 2,300          2,300
                                                               -- Subsidiary                             2,620          2,620
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value         1,747          1,745
Common stock ($.01 par value; authorized shares: 10 billion(1)), Issued shares --
  5,351,143,583 AT MARCH 31, 2001 and at December 31, 2000                                                  54             54
Additional paid-in capital                                                                              17,050         16,504
Retained earnings                                                                                       61,660         58,862
Treasury stock, at cost: MARCH 31, 2001 -- 317,398,274 shares
  and December 31, 2000 -- 328,921,189 shares                                                          (10,299)       (10,213)
Accumulated other changes in equity from nonowner sources                                                  235            123
Unearned compensation                                                                                   (1,788)          (869)
                                                                                                     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                                              68,659         66,206
                                                                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 944,327      $ 902,210
----------------------------------------------------------------------------------------------------------------------------------

(1)   On April 17, 2001, shareholders approved an increase in Citigroup's authorized shares of common stock to 15.0 billion shares.
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
IN MILLIONS OF DOLLARS EXCEPT SHARES IN THOUSANDS                                    2001          2000
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                       $  1,745      $  1,895
Redemption of preferred stock                                                            --          (150)
Other                                                                                     2             1
                                                                                   --------      --------
Balance, end of period                                                                1,747         1,746
-----------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                         16,558        15,361
Employee benefit plans                                                                  471           454
Other                                                                                    75            --
                                                                                   --------      --------
Balance, end of period                                                               17,104        15,815
-----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                         58,862        47,997
Net income                                                                            3,538         3,856
Common dividends (1)                                                                   (711)         (590)
Preferred dividends                                                                     (29)          (32)
                                                                                   --------      --------
Balance, end of period                                                               61,660        51,231
-----------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                        (10,213)       (7,662)
Issuance of shares pursuant to employee benefit plans                                   992           600
Treasury stock acquired                                                              (1,239)       (1,234)
Other                                                                                   161            --
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                              (10,299)       (8,296)
-----------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                            123         1,155
Cumulative effect of accounting change (2)                                               25            --
Net change in unrealized gains and losses on investment securities, net of tax          147          (260)
Net change for cash flow hedges, net of tax                                             (49)           --
Net change in foreign currency translation adjustment, net of tax                       (11)         (142)
                                                                                   --------      --------
Balance, end of period                                                                  235           753
-----------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                           (869)         (456)
Issuance of restricted stock, net of amortization                                      (919)         (882)
                                                                                   --------      --------
Balance, end of period                                                               (1,788)       (1,338)
-----------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,033,745 IN 2001
  and 5,028,360 in 2000)                                                             66,912        58,165
                                                                                   --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                         $ 68,659      $ 59,911
-----------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                         $  3,538      $  3,856
Other changes in equity from nonowner sources, net of tax                               112          (402)
                                                                                   --------      --------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                      $  3,650      $  3,454
-----------------------------------------------------------------------------------------------------------------

(1) Common dividends declared were 14 cents per share in the first quarter of 2001 and 12 cents per share in the first quarter of 2000.
(2)   Refers to the adoption of SFAS 133.

-----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                  ---------------------------------
IN MILLIONS OF DOLLARS                                                                                  2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                            $  3,538      $  3,856
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                     445           391
     Additions to deferred policy acquisition costs                                                       (605)         (489)
     Depreciation and amortization                                                                         673           596
     Provision for credit losses                                                                         1,474         1,309
     Change in trading account assets                                                                   (4,624)       (9,656)
     Change in trading account liabilities                                                                (324)       (8,334)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell      (28,311)          536
     Change in federal funds purchased and securities loaned or sold under agreements to                25,614        13,607
     repurchase
     Change in brokerage receivables net of brokerage payables                                          (1,363)        1,661
     Change in insurance policy and claims reserves                                                        491           197
     Net (gains) losses from sales of investments                                                         (451)          173
     Venture capital activity                                                                              339          (845)
     Restructuring-related items                                                                           132            20
     Cumulative effect of accounting change, net of tax                                                     42            --
     Other, net                                                                                         (2,265)       (2,365)
                                                                                                      --------      --------
TOTAL ADJUSTMENTS                                                                                       (8,733)       (3,199)
                                                                                                      --------      --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                     (5,195)          657
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                                               (3,120)         (972)
Change in loans                                                                                         (8,135)      (16,517)
Proceeds from sales of loans                                                                             6,831         9,321
Purchases of investments                                                                               (40,769)      (26,916)
Proceeds from sales of investments                                                                      26,617        15,997
Proceeds from maturities of investments                                                                  7,001         9,865
Other investments, primarily short-term, net                                                               490        (1,200)
Capital expenditures on premises and equipment                                                            (461)         (376)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed                483           223
assets
Business acquisitions                                                                                       --          (607)
                                                                                                      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                                  (11,063)      (11,182)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                            (740)         (622)
Issuance of common stock                                                                                   428           291
Redemption of preferred stock                                                                               --          (150)
Treasury stock acquired                                                                                 (1,239)       (1,234)
Stock tendered for payment of withholding taxes                                                           (272)         (281)
Issuance of long-term debt                                                                              13,956         7,191
Payments and redemptions of long-term debt                                                              (6,728)       (6,316)
Change in deposits                                                                                      12,699         7,217
Change in short-term borrowings and investment banking and brokerage borrowings                         (3,018)        1,590
Contractholder fund deposits                                                                             2,598         1,522
Contractholder fund withdrawals                                                                         (1,485)       (1,372)
                                                                                                      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               16,199         7,836
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                              (189)         (143)
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                                         (248)       (2,832)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                          14,621        15,978
                                                                                                      --------      --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                              $ 14,373      $ 13,146
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                                                          $    209      $    401
Cash paid during the period for interest                                                                 9,117         7,230
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                                            173           200
Non-cash effects of accounting for the conversion of investments in Nikko Securities Co., Ltd.              --           702
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2000 Annual Report and Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.    ACCOUNTING CHANGE

On January 1, 2001, Citigroup adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133).

These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative-like instruments embedded in other contracts.

The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or hedging through the use of end-user derivative financial products including interest rate and cross currency swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars.

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

The rules require that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. Citigroup's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans, and available-for-sale securities. The net amount is reflected in current earnings under these new rules and is substantially similar to the amounts that would have been reflected under the previous accounting practice.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At March 31, 2001, the amount that is expected to be reclassified into pretax earnings over the next twelve months to adjust these variable cash flows is approximately ($120) million. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citigroup's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper, and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the tenor is under 5 years. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources will vary depending on market conditions.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 first quarter, the amount included in other changes from stockholders' equity from nonowner sources from these hedges was a gain of $248 million.

Non-trading derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges under the new rules are also carried at fair value with changes in value included either as an element of the yield or return on the hedged item or in other income.

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in other income. During the first quarter of 2001, the amount of hedge ineffectiveness that was recognized in other income was $69 million; $72 million for fair value hedges, and ($3) million for cash flow hedges. The amount of gains or losses on derivatives that were excluded from the assessment of effectiveness during the first quarter of 2001 was $47 million, which exclusively related to fair value hedges.

For those hedge relationships that are terminated, hedge designations that are removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in other income. During the first quarter of 2001, there were no such discontinued forecasted transactions.

The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources, ($76) million which is expected to be reclassified into earnings during 2001.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140).

Provisions of SFAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of SFAS 125 are effective for transfers taking place after March 31, 2001. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity
(QSPE). FASB has announced that it expects to issue additional guidance that will delay the effective date of certain provisions of SFAS 140 relating to isolation in bankruptcy for banks subject to FDIC receivership and for certain other financial institutions. For these entities, those provisions would be effective for transfers of financial assets occurring after December 31, 2001. FASB has announced that it also expects to provide additional transition time for transfers by those entities to certain transferees, including master trusts, for a period not to exceed five years from the issuance of the additional guidance. It is not expected that SFAS 140 will materially affect the financial statements.

INTEREST INCOME AND IMPAIRMENT ON CERTAIN ASSET-BACKED SECURITIES. In November 2000, the Emerging Issues Task Force (EITF) of the FASB finalized guidance on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20, which is effective for the quarter beginning April 1, 2001, provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. It is not expected that EITF 99-20 will materially affect the financial statements.

3.  BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:


                                                                                        INCOME (LOSS)
                                                                                      BEFORE CUMULATIVE
                                   TOTAL REVENUES, NET       PROVISION FOR            EFFECT OF ACCOUNTING
                                   OF INTEREST EXPENSE        INCOME TAXES               CHANGE(1)(2)         IDENTIFIABLE ASSETS
                                 ---------------------------------------------------------------------------------------------------
                                                             FIRST QUARTER
IN MILLIONS OF DOLLARS, EXCEPT   -------------------------------------------------------------------------     MAR. 31,  Dec. 31,
IDENTIFIABLE ASSETS IN BILLIONS     2001       2000(3)        2001      2000(3)        2001      2000(3)         2001       2000(3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                 $  9,709     $  8,856     $  1,005     $    858     $  1,765     $  1,502     $    333    $    337
Global Corporate                   9,529        8,596          875        1,057        1,678        1,886          553         506
Global Investment Management
  and Private Banking                906          798          118          111          193          174           30          31
Investment Activities                234        1,016           72          366          136          633           10          10
Corporate/Other                      (97)        (136)         (80)        (225)        (192)        (339)          18          18
                                --------     --------     --------     --------     --------     --------     --------    --------
TOTAL                           $ 20,281     $ 19,130     $  1,990     $  2,167     $  3,580     $  3,856     $    944    $    902

------------------------------------------------------------------------------------------------------------------------------------

(1)   The 2001 first quarter results reflect after-tax restructuring-related items of $12 million in Global Consumer and $68 million in Global Corporate. The 2000 first quarter results reflect after-tax restructuring-related items and after-tax housing finance unit charges of $4 million in Global Consumer and $79 million in Corporate/Other.
(2)   Includes pretax provisions for benefits, claims, and credit losses in the Global Consumer results of $2.8 billion and $2.5 billion, in the Global Corporate results of $1.4 billion and $1.1 billion, and in the Global Investment Management and Private
      Banking results of $2 million and $22 million for the first quarters of 2001 and 2000, respectively. The 2000 first quarter also includes pretax provisions for benefits, claims, and credit losses in the Corporate/Other results of $39 million.
(3)   In connection with the 2001 integration of Associates' businesses into existing Citigroup businesses, Citigroup changed its operating segments presentation to include the various Associates' businesses within the other existing operating segments of
      Citigroup.
------------------------------------------------------------------------------------------------------------------------------------

4.    INVESTMENTS


                                                                 MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                                             2001          2000
-------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value     $106,057     $ 99,484
Equity securities, primarily at fair value                          6,589        6,652
Venture capital, at fair value (1)                                  4,865        5,204
Short-term and other                                                8,187        8,782
                                                                 --------     --------
                                                                 $125,698     $120,122
-------------------------------------------------------------------------------------------

(1) For the three months ended March 31, 2001, net losses on investments held by venture capital subsidiaries totaled ($57) million, of which $194 million and $280 million represented gross unrealized gains and losses, respectively. For the three months ended March 31, 2000, net gains on investments held by venture capital subsidiaries totaled $1.31 billion, of which $1.28 billion and $246 million represented gross unrealized gains and losses, respectively.
-------------------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2001 and December 31, 2000 were as follows:


                                                                     MARCH 31, 2001                   December 31, 2000(1)
                                                 ----------------------------------------------------------------------------
                                                               GROSS         GROSS
                                                 AMORTIZED   UNREALIZED    UNREALIZED     FAIR       Amortized       Fair
IN MILLIONS OF DOLLARS                             COST        GAINS         LOSSES       VALUE        Cost          Value
-----------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
  PRINCIPALLY MORTGAGE-BACKED SECURITIES(2)      $     29     $     --     $     --     $     29     $     28     $     28
                                                 --------     --------     --------     --------     --------     --------

FIXED MATURITY SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies           $ 17,199     $    414     $    140     $ 17,473     $ 16,196     $ 16,314
U.S. Treasury and Federal agency                    4,738           87           33        4,792        5,680        5,836
State and municipal                                16,273          727           22       16,978       15,314       15,903
Foreign government                                 27,634          234          133       27,735       25,934       25,928
U.S. corporate                                     28,005          570          417       28,158       25,143       25,185
Other debt securities(3)                           10,219          755           82       10,892        9,633       10,290
                                                 --------     --------     --------     --------     --------     --------
                                                 $104,068     $  2,787     $    827     $106,028     $ 97,900     $ 99,456
                                                 --------     --------     --------     --------     --------     --------
TOTAL FIXED MATURITIES                           $104,097     $  2,787     $    827     $106,057     $ 97,928     $ 99,484
-----------------------------------------------------------------------------------------------------------------------------
EQUITY SECURITIES (4)                            $  6,779     $    234     $    424     $  6,589     $  6,757     $  6,652
-----------------------------------------------------------------------------------------------------------------------------

(1)   At December 31, 2000, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $3.070 billion and $1.619 billion, respectively.
(2)   Recorded at amortized cost.
(3)   Investments in convertible debt of Nikko are included in other debt securities.
(4)   Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
-----------------------------------------------------------------------------------------------------------------------------

5.    TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:


                                                               MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                           2001             2000
---------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                    $ 36,499          $ 30,939
State and municipal securities                                    2,987             2,439
Foreign government securities                                    12,521            13,308
Corporate and other debt securities                              19,707            17,046
Derivative and other contractual commitments(1)                  36,231            35,177
Equity securities                                                11,710            17,174
Mortgage loans and collateralized mortgage securities             6,500             6,024
Other                                                            10,982            10,406
                                                               --------          --------
                                                               $137,137          $132,513
---------------------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                             $ 47,855          $ 48,489
Derivative and other contractual commitments (1)                 36,928            36,618
                                                               --------          --------
                                                               $ 84,783          $ 85,107
---------------------------------------------------------------------------------------------

(1)  Net of master netting agreements and securitization.
---------------------------------------------------------------------------------------------

6.    DEBT

Investment banking and brokerage borrowings consisted of the following:


                                                  MARCH 31,            December 31,
IN MILLIONS OF DOLLARS                               2001                  2000
------------------------------------------------------------------------------------
Commercial paper                                   $16,436               $16,705
Bank borrowings                                      1,265                   429
Other                                                  142                 1,093
                                                   -------               -------
                                                   $17,843               $18,227
------------------------------------------------------------------------------------

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:


                                                     MARCH 31,        December 31,
IN MILLIONS OF DOLLARS                                  2001               2000
-----------------------------------------------------------------------------------
COMMERCIAL PAPER
  Citigroup Inc.                                      $   998            $   496
  Citicorp                                             33,526             37,656
                                                      -------            -------
                                                       34,524             38,152
OTHER SHORT-TERM BORROWINGS                            13,950             13,523
                                                      -------            -------
                                                      $48,474            $51,675
-----------------------------------------------------------------------------------

Long-term debt, including its current portion, consisted of the following:


                                                      MARCH 31,        December 31,
IN MILLIONS OF DOLLARS                                   2001              2000
------------------------------------------------------------------------------------
Citigroup Inc.                                        $ 26,678          $ 18,197
Citicorp                                                68,499            73,060
Salomon Smith Barney Holdings Inc.                      22,036            19,652
Travelers Property Casualty Corp.                          850               850
The Travelers Insurance Group Inc.                          17                19
                                                      --------          --------
                                                      $118,080          $111,778
------------------------------------------------------------------------------------

7.    RESTRUCTURING-RELATED ITEMS


                                                 RESTRUCTURING INITIATIVES
                                           --------------------------------------
IN MILLIONS OF DOLLARS                       2001          2000          Total
---------------------------------------------------------------------------------
Restructuring Charges                      $ 110          $ 579           $ 689
Acquisitions (1)                              --             23              23
Utilization (2)                               --           (329)           (329)
                                           -----          -----           -----
BALANCE AT MARCH 31, 2001                  $ 110          $ 273           $ 383
---------------------------------------------------------------------------------

(1)   Represents additions to restructuring liabilities arising from acquisitions.
(2)   Utilization amounts include translation effects on the restructuring reserve.
---------------------------------------------------------------------------------

During the first quarter of 2001, Citigroup recorded restructuring charges of $110 million, primarily consisting of the downsizing of certain front office and back office functions at the Corporate and Investment Bank in order to align its cost structure with current market conditions. These new initiatives are expected to be implemented over the next year. The charge consists of $101 million related to employee severance and $9 million related to exiting leasehold and other contractual obligations.

The $101 million portion of the charge related to employee severance reflects the costs of eliminating approximately 1,200 positions. Approximately 1,000 of these positions relate to the United States.

During 2000, Citigroup recorded restructuring charges of $579 million (none of which occurred in the 2000 first quarter), primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $579 million charge, $474 million related to the acquisition of Associates (primarily in the Global Consumer business) includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $579 million charge related to operations in the United States.

The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 7,400 positions, including approximately 4,600 related to the acquisition of Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions related to the United States. In 2000, a reserve for $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) are being recognized over these shortened lives, $22 million and $20 million of which were recorded in the first quarters of 2001 and 2000, respectively.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $145 million of severance and other exit costs (of which $84 million related to employee severance and $41 million related to leasehold and other exit costs have been paid in cash and of which $20 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 first quarter was $74 million. Through March 31, 2001, approximately 2,500 gross staff positions have been eliminated under these programs, including approximately 2,100 in the 2001 first quarter.

Additional information about restructuring-related items, including the business segments affected, may be found in the 2000 Annual Report and Form 10-K.

8.    EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000.


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
------------------------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                     2001           2000
------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $   3,580      $   3,856
Cumulative effect of accounting change                                       (42)            --
Preferred dividends                                                          (28)           (30)
                                                                       ---------      ---------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                      3,510          3,826
Effect of dilutive securities                                                 --             --
                                                                       ---------      ---------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS                $   3,510      $   3,826
------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC EPS       4,984.7        4,975.5
Effect of dilutive securities:
  Options                                                                   95.9          109.1
  Restricted stock                                                          28.3           29.7
  Convertible securities                                                     1.1            1.1
                                                                       ---------      ---------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO
  DILUTED EPS                                                            5,110.0        5,115.4
------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change                   $    0.71   $       0.77
Cumulative effect of accounting change                                     (0.01)            --
                                                                       ---------      ---------
NET INCOME                                                             $    0.70   $       0.77
------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change                   $    0.70   $       0.75
Cumulative effect of accounting change                                     (0.01)            --
                                                                       ---------      ---------
NET INCOME                                                             $    0.69   $       0.75
------------------------------------------------------------------------------------------------

9.    TRADING SECURITIES, COMMODITIES, DERIVATIVES AND RELATED RISKS

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

The table below presents the aggregate notional principal amounts of Citigroup's outstanding derivative and foreign exchange contracts at March 31, 2001 and December 31, 2000, along with the related balance sheet credit exposure.

Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments. Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a further description of accounting policies, and credit and market risk management process is provided in the Accounting Changes section in the 2000 Annual Report and Form 10-K.


                                          NOTIONAL                    BALANCE SHEET
                                      PRINCIPAL AMOUNTS            CREDIT EXPOSURE(1)(2)
                                  --------------------------     --------------------------
                                    MAR. 31,        Dec. 31,      MAR. 31,    Dec. 31,
IN BILLIONS OF DOLLARS                2001            2000         2001(3)      2000
-------------------------------------------------------------------------------------------
Interest rate products            $  6,219.7      $  5,621.8      $  13.5      $  13.8
Foreign exchange products            2,097.6         1,980.3         15.9         13.2
Equity products                        197.4           175.1          5.7          6.3
Commodity products                      35.7            38.9          0.6          1.7
Credit derivative products              68.5            73.5          0.5          0.2
                                                                  -------      -------
                                                                  $  36.2      $  35.2
-------------------------------------------------------------------------------------------

(1)   There is no balance sheet credit exposure for futures contracts because they settle daily in cash, and none for written options because they represent obligations (rather than assets) of Citigroup.
(2)   The balance sheet credit exposure reflects $87.3 billion and $78.8 billion of master netting agreements in effect at March 31, 2001 and December 31,
      2000, respectively. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of counterparty default. In addition, Citibank has securitized and sold net receivables, and the associated credit risk related to certain derivative and foreign exchange contracts via Markets
      Assets Trust, which amounted to $1.9 billion and $2.0 billion at March 31,
      2001 and December 31, 2000, respectively.
(3)   The balance sheet credit exposure excludes $2.8 billion related to end-user derivative products, which are included in Other assets.
-------------------------------------------------------------------------------------------

The tables below provide data on the notional principal amounts and maturities of end-user (non-trading) derivatives, along with additional data on end-user interest rate swaps and net purchased option positions at the end of the first quarter of 2001.

END-USER DERIVATIVE INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS


                                     NOTIONAL
                                     PRINCIPAL
                                     AMOUNTS(1)       PERCENTAGE OF MARCH 31, 2001 AMOUNT MATURING
                                     --------------------------------------------------------------------------
                                      MAR. 31,  Within     1 to       2 to        3 to       4 to     After
IN BILLIONS OF DOLLARS                 2001     1 Year    2 Years    3 Years      4 Years    5 Years  5 Years
---------------------------------------------------------------------------------------------------------------
INTEREST RATE PRODUCTS
Futures contracts                    $   0.9      100%         -%         -%         -%         -%         -%
Forward contracts                        7.5      100          --         --         --         --         --
Swap agreements                         85.4       21          15         13          9         12         30
Option contracts                        13.1       25           9         --          8         50          8
FOREIGN EXCHANGE PRODUCTS
Futures and forward contracts           16.8       99           1         --         --         --         --
Cross-currency swaps                    14.5       53          14         14          3          3         13
                                                                                                          ---
CREDIT DERIVATIVES PRODUCTS             27.4        3           7          4         13         10         63
---------------------------------------------------------------------------------------------------------------

(1)  Includes third-party and intercompany contracts.
---------------------------------------------------------------------------------------------------------------

END-USER INTEREST RATE SWAPS AND NET PURCHASED OPTIONS AS OF MARCH 31, 2001



                                                                            REMAINING CONTRACTS OUTSTANDING --
                                                                               NOTIONAL PRINCIPAL AMOUNTS
                                                     -------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                                  2001          2002         2003          2004           2005         2006
------------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS                                  $  50.7       $  43.5       $  35.7       $  28.6       $  22.6       $  16.5
Weighted-average fixed rate                              6.3%          6.4%          6.4%          6.5%          6.5%          6.6%
PAY FIXED SWAPS                                         17.9          12.9          10.1           7.4           6.4           4.2
Weighted-average fixed rate                              5.0%          4.6%          4.6%          4.6%          5.0%          6.6%
BASIS SWAPS                                             16.8          11.0           8.9           7.6           7.0           4.6
PURCHASED CAPS (INCLUDING COLLARS)                       1.5            --            --            --            --            --
Weighted-average cap rate purchased                      8.9%           --%           --%           --%           --%           --%
PURCHASED FLOORS                                        10.3           8.5           7.3           7.3           6.3           0.5
Weighted-average floor rate purchased                    5.1%          5.0%          5.7%          5.7%          5.7%          5.7%
WRITTEN CAPS RELATED TO OTHER PURCHASED CAPS (1)         1.3           1.3           1.3           1.3           1.3           0.5
Weighted-average cap rate written                       10.8%         10.9%         10.9%         10.9%         10.9%         10.9%
------------------------------------------------------------------------------------------------------------------------------------
THREE-MONTH FORWARD LIBOR RATES (2)                      4.9%          4.5%          5.4%          5.7%          6.0%          6.2%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes written options related to purchased options embedded in other financial instruments.
(2)  Represents the implied forward yield curve for three-month LIBOR as of March 31, 2001, provided for reference.
------------------------------------------------------------------------------------------------------------------------------------

10.   CONTINGENCIES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

11.   ACCUMULATED CHANGES IN EQUITY FROM NON-OWNER SOURCES FROM CASH FLOW HEDGES

The accumulated changes in equity from nonowner sources from cash flow hedges for the 2001 first quarter can be summarized as follows (net of taxes):


IN MILLIONS OF DOLLARS
--------------------------------------------------------------------------------
Beginning balance (1)                                                   ($ 3)
Net gains and (losses) from cash flow hedges                             (22)
Net amounts reclassified to earnings                                     (27)
                                                                      ------
Ending balance                                                          ($52)
--------------------------------------------------------------------------------

(1)   Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS


                                                                   MAR. 31,   Dec. 31,   Mar. 31,
IN MILLIONS OF DOLLARS                                               2001      2000(1)   2000(1)
--------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral value)(2)      $  755     $  574     $  521
Other                                                                1,889      1,580      1,218
                                                                    ------     ------     ------
TOTAL                                                               $2,644     $2,154     $1,739
--------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                     $1,279     $  884     $  498
In offices outside the U.S.                                          1,365      1,270      1,241
                                                                    ------     ------     ------
TOTAL                                                               $2,644     $2,154     $1,739
--------------------------------------------------------------------------------------------------
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                     $  878     $  781     $  699
In offices outside the U.S.                                            181        162         96
                                                                    ------     ------     ------
TOTAL                                                               $1,059     $  943     $  795
--------------------------------------------------------------------------------------------------
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                                     $2,017     $1,797     $1,558
In offices outside the U.S.                                          1,601      1,587      1,772
                                                                    ------     ------     ------
TOTAL                                                               $3,618     $3,384     $3,330
--------------------------------------------------------------------------------------------------
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (3)
In U.S. offices                                                     $1,448     $1,098     $  874
In offices outside the U.S.                                            393        385        418
                                                                    ------     ------     ------
TOTAL                                                               $1,841     $1,483     $1,292
--------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3)   Substantially all consumer loans, of which $755 million, $503 million, and
      $409 million are government-guaranteed student loans and mortgages at
      March 31, 2001, December 31, 2000, and March 31, 2000, respectively.
--------------------------------------------------------------------------------------------------


OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS


                                     MAR. 31,     Dec. 31,       Mar. 31,
IN MILLIONS OF DOLLARS                 2001         2000           2000
--------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                           $268          $366          $370
Commercial (1)                          296           291           494
Other                                     8             8             9
                                       ----          ----          ----
TOTAL OTHER REAL ESTATE OWNED          $572          $665          $873
--------------------------------------------------------------------------
OTHER REPOSSESSED ASSETS (2)           $360          $192          $220
--------------------------------------------------------------------------

(1)   Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2)   Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.
--------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE


                                1ST QTR.      4th Qtr.     3rd Qtr.      2nd Qtr.    1st Qtr.
IN MILLIONS OF DOLLARS            2001        2000(1)     2000(1)        2000(1)      2000(1)
------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD         $ 8,961       $ 8,900      $ 8,852       $ 8,713      $ 8,853
                                 -------       -------      -------       -------      -------

PROVISION FOR CREDIT LOSSES
Consumer                           1,197         1,113        1,078         1,062        1,092
Commercial                           277           394          143           240          217
                                 -------       -------      -------       -------      -------
                                   1,474         1,507        1,221         1,302        1,309
                                 -------       -------      -------       -------      -------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                      915           946          812           844          811
In offices outside the U.S.          449           566          454           446          473
COMMERCIAL
In U.S. offices                      241           204          120           149          100
In offices outside the U.S.           90            83           49           103           98
                                 -------       -------      -------       -------      -------
                                   1,695         1,799        1,435         1,542        1,482
                                 -------       -------      -------       -------      -------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                      101           140          128           143          115
In offices outside the U.S.           98           105          101           103           94
COMMERCIAL
In U.S. offices                       35            26            9             6           13
In offices outside the U.S.           19            23           26            21           11
                                 -------       -------      -------       -------      -------
                                     253           294          264           273          233
                                 -------       -------      -------       -------      -------
NET CREDIT LOSSES
In U.S. offices                    1,020           984          795           844          783
In offices outside the U.S.          422           521          376           425          466
                                 -------       -------      -------       -------      -------
                                   1,442         1,505        1,171         1,269        1,249
                                 -------       -------      -------       -------      -------
Other -- net(2)                      (36)           59           (2)          106         (200)
                                 -------       -------      -------       -------      -------
ALLOWANCE FOR CREDIT LOSSES
AT END OF PERIOD                 $ 8,957       $ 8,961      $ 8,900       $ 8,852      $ 8,713
------------------------------------------------------------------------------------------------
Net consumer credit losses       $ 1,165       $ 1,267      $ 1,037       $ 1,044      $ 1,075
As a percentage of average          2.10%         2.25%        1.89%         2.07%        2.23%
consumer loans
------------------------------------------------------------------------------------------------
Net commercial credit losses     $   277       $   238      $   134       $   225      $   174
As a percentage of average          0.81%         0.69%        0.40%         0.72%        0.59%
commercial loans
------------------------------------------------------------------------------------------------

(1)   Reclassified to conform to the current period's presentation.
(2)   Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use or Proceeds.

(c) Pursuant to the Agreement and Plan of Merger, dated as of September 12, 2000, as amended, by and among the Company, Geneva Group, Inc., a Delaware corporation (Geneva), and the other parties named therein, on January 31, 2001, Geneva merged with and into a newly formed subsidiary of the Company (the Merger). In the Merger, the Company acquired all of the outstanding capital stock of Geneva in consideration for which the Company issued an aggregate of 4,247,738 shares of common stock of Citigroup Inc. to the former shareholders of Geneva. No underwriters were used. The shares of common stock issued in the Geneva acquisition were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. The shareholders of the acquired company made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication, and that they received information about the Company. The shares issued in the transaction were subject to restrictions on transfer absent registration under the Securities Act of 1933, and no offers to sell the securities were made by any form of general solicitation or general advertisement. Subsequently, the Company registered 2,999,200 of such shares for resale on a registration statement on Form S-3 declared effective by the SEC on January 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

Citigroup's Annual Meeting of Stockholders was held on April 17, 2001. At the meeting:

      (1)   16 persons were elected to serve as directors of Citigroup;

      (2) the selection of KPMG LLP to serve as the independent auditors of Citigroup for 2001 was ratified;

      (3) an increase in Citigroup's authorized common stock to 15 billion shares was approved;

      (4)   a stockholder proposal regarding political neutrality was defeated;

      (5) a stockholder proposal regarding international financial stabilization was defeated;

      (6)   a stockholder proposal regarding investing in Burma was defeated;

      (7) a stockholder proposal regarding an executive compensation review was defeated; and

      (8) a stockholder proposal regarding a stockholder matching gift program was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.


                              For               Against/Withheld        Abstained   Broker Non-Votes
(1)  Election of Directors:

NOMINEE
C. Michael Armstrong          4,162,176,000         43,986,143
Alain J.P. Belda              4,188,228,860         17,933,283
Kenneth J. Bialkin            4,138,286,242         67,875,901
Kenneth T. Derr               4,187,460,541         18,701,602
John M. Deutch                4,167,990,688         38,171,455
Ann Dibble Jordan             4,182,947,900         23,214,243
Robert I. Lipp                4,187,667,021         18,495,122
Reuben Mark                   4,188,842,704         17,319,439
Michael T. Masin              4,007,914,302        198,247,841
Dudley C. Mecum               3,975,368,833        230,793,310
Richard D. Parsons            4,186,141,793         20,020,350
Andrall E. Pearson            4,183,501,923         22,660,220
Robert E. Rubin               4,183,412,302         22,749,841
Franklin A. Thomas            3,991,343,374        214,818,769
Sanford I. Weill              4,184,509,302         21,652,841
Arthur Zankel                 4,185,216,633         20,945,510

(2)  Ratification of Auditors 4,165,474,168         22,004,547         18,683,428


                              For               Against/Withheld        Abstained   Broker Non-Votes

(3)  Approval of Increase in  3,967,315,813        216,543,939         22,302,391
       Share Capital

(4)  Approval of Stockholder    203,105,732      2,937,246,282        229,825,776     835,984,353
       Proposal Regarding
       Political Neutrality

(5)  Approval of Stockholder     82,168,418      3,050,176,428        237,848,068     835,969,229
       Proposal Regarding
       International Financial
       Stabilization

(6)  Approval of Stockholder    158,867,390      2,884,976,703        326,329,456     835,988,594
       Proposal Regarding
       Investing in Burma

(7)  Approval of Stockholder    166,125,684      3,105,755,913         98,346,189     835,934,357
       Proposal Regarding an
       Executive Compensation
       Review

(8)  Approval of Stockholder     83,870,193      2,993,166,227        293,013,226     836,112,497
       Proposal Regarding
       Matching Gift Program
       for Stockholders

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

See Exhibit Index.

(b)   Reports on Form 8-K

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

On March 9, 2001, the Company filed a Current Report on Form 8-K, dated March 7, 2001, filing as exhibits under Item 7 thereof the Terms Agreement, dated March 7, 2001, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due March 9, 2004.

On March 30, 2001, the Company filed a Current Report on Form 8-K, dated March 16, 2001, reporting under Item 5 thereof certain corrected stock ownership amounts relating to the Company's Proxy Statement, dated March 16, 2001.

No other reports on Form 8-K were filed during the first quarter of 2001;
however,

On April 10, 2001, the Company filed a Current Report on Form 8-K, dated April 9, 2001, (a) reporting under Item 5 thereof that Citigroup had changed its operating segments presentation to include the various Associates businesses within the other existing operating segments of Citigroup, and (b) filing as an exhibit under Item 7 thereof the restated 4th Quarter 2000 Financial Data Supplement of Citigroup.

On April 17, 2001, the Company filed a Current Report on Form 8-K, dated April 16, 2001, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 2001, and certain other selected financial data.

On April 25, 2001, the Company filed a Current Report on Form 8-K, dated April 23, 2001, filing as an exhibit under Item 7 thereof the Distribution Agreement, dated April 23, 2001, relating to the offer and sale of the Company's Medium-Term Senior Notes, Series E, Due Nine Months or More from Date of Issue and Medium-Term Subordinated Notes, Series E, Due Nine Months or More from Date of Issue.

On May 8, 2001, the Company filed a Current Report on Form 8-K, dated May 3, 2001, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 3, 2001, and the Form of Note relating to the offer and sale of the Company's 5.750% Notes due May 10, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2001.

                                         CITIGROUP INC.
                                          (Registrant)

                                    By   /s/ Todd S. Thomson
                                        --------------------
                                             Todd S. Thomson
                                             Chief Financial Officer
                                             Principal Financial Officer


By    /s/ Irwin R. Ettinger         By   /s/ Roger W. Trupin
      ---------------------             --------------------
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

3.01.4+     Certificate of Amendment to the Restated Certificate of
            Incorporation of the Company dated April 17, 2001.

3.02 By-Laws of the Company, as amended, effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended September 30, 1999
            (File No. 1-9924).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

12.02+ Computation of Ratio of Earnings to Fixed Charges (including preferred stock dividends).

----------
The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------

+ Filed herewith