Form 10-K405/A
period 2000-12-31
CITIGROUP INC
filed 2001-06-29
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

                                EXPLANATORY NOTE

This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group 401(k) Savings Plan, the Citibuilder 401(k) Plan and the Associates Savings and Profit Sharing Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.



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

10.26*         Form of Citigroup Directors' Stock Option Grant Notification.

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

10.33*         Associates First Capital Corporation Supplemental Executive Welfare Plan.

10.34*         Form of Restricted Stock Award Agreement issued under the Associates Incentive Compensation
               Plan.

10.35*         Form of Associates Incentive Compensation Plan Stock Option Award Agreement-2000.

10.36*         Letter Agreement, dated as of July 20, 2000, between the Company and John S. Reed.

10.37*         Employment Agreement, dated as of October 30, 2000, as amended, between the Company and Keith
               Hughes.

10.38*         Letter Agreement, dated as of December 19, 2000, between the Company and Robert I. Lipp.

12.01          Calculation of Ratio of Income to Fixed Charges.

12.02          Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

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

24.01          Powers of Attorney.

99.01          List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

99.02+         2000 Financial Statements of the Travelers Group 401(k) Savings Plan.

99.03+         2000 Financial Statements of the Citibuilder 401(k) Plan.

99.04+         2000 Financial Statements of the Associates Savings and Profit Sharing Plan.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2001.

                                CITIGROUP INC.
                                (Registrant)


                                By: /s/ Michael E. Schlein
                                   -----------------------------------
                                     Michael E. Schlein
                                     Head of Global Corporate Affairs
                                     and Human Resources