Form 10-Q
period 2001-06-30
CITIGROUP INC
filed 2001-08-13
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

           COMMON STOCK OUTSTANDING AS OF JULY 31, 2001: 5,031,151,618

                    AVAILABLE ON THE WEB AT www.citigroup.com

                                 CITIGROUP INC.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                          Page No.
                                                                       --------

        Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 2001 and 2000                  38

        Consolidated Statement of Financial Position -
          June 30, 2001 (Unaudited) and December 31, 2000                    39

        Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) - Six Months Ended June 30, 2001 and 2000              40

        Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2001 and 2000                            41

        Notes to Consolidated Financial Statements (Unaudited)               42

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            1 - 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk      29 - 33
                                                                        45 - 46

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                  51

Item 6. Exhibits and Reports on Form 8-K                                     51

Signatures                                                                   52

Exhibit Index                                                                53

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF BANACCI

On August 6, 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup), completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banacci), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banacci shares tendered in response to Citicorp's offer to acquire all of Banacci's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banacci shareholders. Banacci's and Citigroup's operations in Mexico will be integrated and will conduct business under the "Banamex" brand name. The transaction will be accounted for under the purchase method of accounting.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                        2001             2000(1)           2001             2000(1)
-----------------------------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                           $  157            $  134           $  314            $  265
Mortgage Banking                                                        88                71              165               137
North America Cards                                                    455               388              922               768
CitiFinancial                                                          286               205              498               384
                                                               --------------------------------------------------------------------
   Total Banking/Lending                                               986               798            1,899             1,554
                                                               --------------------------------------------------------------------
Travelers Life and Annuity                                             231               202              441               389
Primerica Financial Services                                           128               125              253               244
Personal Lines                                                          39                82              126               156
                                                               --------------------------------------------------------------------
   Total Insurance                                                     398               409              820               789
                                                               --------------------------------------------------------------------

Japan                                                                  229               173              427               323
Western Europe                                                         106                91              216               187

Asia                                                                   147               139              294               280
Latin America                                                           45                39               75               103
Central & Eastern Europe, Middle East and Africa                        21                15               39                30
                                                               --------------------------------------------------------------------
   Total Emerging Markets Consumer Banking                             213               193              408               413
                                                               --------------------------------------------------------------------

   Total International                                                 548               457            1,051               923
                                                               --------------------------------------------------------------------
e-Consumer                                                             (32)              (46)             (67)             (114)
Other                                                                   (9)              (33)              (5)              (71)
                                                               --------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                                1,891             1,585            3,698             3,081
                                                               --------------------------------------------------------------------

GLOBAL CORPORATE
Corporate and Investment Bank                                          919               904            1,931             2,181
Emerging Markets Corporate Banking
  and Global Transaction Services                                      467               345              923               685
Commercial Lines                                                       286               272              564               519
                                                               --------------------------------------------------------------------

TOTAL GLOBAL CORPORATE                                               1,672             1,521            3,418             3,385
                                                               --------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citigroup Asset Management                                              87                91              182               185
The Citigroup Private Bank                                              93                79              190               159
                                                               --------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                 180               170              372               344
                                                               --------------------------------------------------------------------

INVESTMENT ACTIVITIES                                                  227               258              359               907

CORPORATE/OTHER                                                       (185)             (193)            (402)             (437)
                                                               --------------------------------------------------------------------

CORE INCOME                                                          3,785             3,341            7,445             7,280
Restructuring-Related Items, after-tax(2)                             (133)               (2)            (213)              (85)
Cumulative Effect of Accounting Changes(3)                            (116)               --             (158)               --
                                                               --------------------------------------------------------------------
NET INCOME                                                          $3,536            $3,339           $7,074            $7,195
                                                               ====================================================================

DILUTED EARNINGS PER SHARE
CORE INCOME                                                         $ 0.74            $ 0.65           $ 1.45            $ 1.41
NET INCOME                                                          $ 0.69            $ 0.65           $ 1.37            $ 1.39
---------------------------------------------------------------====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses and in the 2001 second quarter related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses. See Note 9 of Notes to Consolidated Financial Statements. The 2000 six-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.
(3) Accounting changes refer to the 2001 first quarter adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133) and the 2001 second quarter adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). See Notes 3 and 7 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------
                                       1

RESULTS OF OPERATIONS

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activities, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

The income analysis below reconciles amounts shown in the Consolidated Statement of Income on page 38 to the basis presented in the business segment discussions.

                                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                            $19,385           $18,220          $39,666           $37,350
Effect of securitization activities                                    930               574            1,696             1,236
Housing Finance unit charge                                             --                --               --                47
                                                               --------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                          20,315            18,794           41,362            38,633
                                                               --------------------------------------------------------------------
Total operating expenses                                             9,592             9,290           20,093            18,657
Restructuring-related items                                           (213)               (3)            (345)              (23)
Housing Finance unit charge                                             --                --               --               (25)
                                                               --------------------------------------------------------------------
ADJUSTED OPERATING EXPENSES                                          9,379             9,287           19,748            18,609
                                                               --------------------------------------------------------------------
Benefits, claims, and credit losses                                  4,166             3,753            8,367             7,438
Effect of securitization activities                                    930               574            1,696             1,236
Housing Finance unit charge                                             --                --               --               (40)
                                                               --------------------------------------------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                         5,096             4,327           10,063             8,634
                                                               --------------------------------------------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                5,840             5,180           11,551            11,390
Taxes on core income                                                 2,040             1,819            4,082             4,035
Minority interest, net of income taxes                                  15                20               24                75
                                                               --------------------------------------------------------------------
CORE INCOME                                                          3,785             3,341            7,445             7,280
Restructuring-related items, after-tax                                (133)               (2)            (213)              (85)
                                                               --------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                3,652             3,339            7,232             7,195
Cumulative effect of accounting changes                               (116)               --             (158)               --
                                                               --------------------------------------------------------------------
NET INCOME                                                         $ 3,536           $ 3,339          $ 7,074           $ 7,195
---------------------------------------------------------------====================================================================

INCOME AND EARNINGS PER SHARE

Citigroup reported core income of $3.785 billion or $0.74 per diluted common share in the 2001 second quarter, up 13% and 14% from $3.341 billion or $0.65 per diluted share in the 2000 second quarter. Core income in the 2001 second quarter excluded an after-tax charge of $133 million for restructuring-related items and an after-tax charge of $116 million, reflecting the cumulative effect of adopting EITF 99-20 (as described in Notes 3, 7 and 9 of Notes to Consolidated Financial Statements). Net income for the quarter was $3.536 billion or $0.69 per diluted share, both up 6% from $3.339 billion or $0.65 per diluted share in the year-ago quarter. Core income return on common equity was 22.4% compared to 22.9% a year ago.

Core income for the 2001 six months of $7.445 billion or $1.45 per diluted share was up 2% and 3% from $7.280 billion or $1.41 per diluted share in the 2000 six months. Net income in the 2001 six months was $7.074 billion or $1.37 per diluted share, down 2% and 1% from $7.195 billion or $1.39 per diluted share a year ago. Core income return on common equity was 22.5% and 25.1% in the six months of 2001 and 2000, respectively.

Global Consumer core income increased $306 million or 19% and $617 or 20% in the 2001 second quarter and six months compared to the 2000 periods, including second quarter and six-month comparative increases of 40% and 30% in CitiFinancial, 17% and 20% in North America Cards, and 32% for both periods in Japan. Global Corporate increased $151 million or 10% and $33 million or 1% from the 2000 second quarter and six-month periods. Global Investment Management and Private Banking grew $10 million or 6% and $28 million or 8%, while Investment Activities decreased $31 million or 12% and $548 million or 60% from the 2000 second quarter and six-month periods.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $20.3 billion and $41.4 billion in the 2001 second quarter and six months were up $1.5 billion or 8% and $2.7 billion or 7%, respectively, from the 2000 periods. Global Consumer revenues were up $1.2 billion or 12% in the 2001 second quarter to $10.7 billion, and were up $2.2 billion or 12% in the 2001 six months to $21.2 billion, led by 2001 second quarter and six-month increases in Banking/Lending of $801 million or 17% and $1.4 billion or 15% from the 2000 second quarter and six months. Compared to the 2000 periods, North America Cards was up $542 million or 21% in the 2001 second quarter and

$995 million or 19% in the 2001 six months, while CitiFinancial experienced growth of $121 million or 10% in the 2001 second quarter and $238 million or 10% in the 2001 six months, both businesses reflecting strong growth in receivables.

International Consumer revenues were up $221 million or 9% in the 2001 second quarter and $448 million or 10% in the 2001 six months, reflecting strong growth in Japan's consumer finance business. Insurance businesses grew $66 million or 3% in the 2001 second quarter and $250 million or 5% in the 2001 six months.

Compared to the 2000 periods, Global Corporate revenues were up $334 million or 4% in the 2001 second quarter and $1.295 billion or 8% in the 2001 six months, led by double-digit growth in Commercial Lines and Emerging Markets Corporate Banking & Global Transaction Services, reflecting growth and acquisitions. Corporate and Investment Bank revenues were down $119 million or 2% in the 2001 second quarter and were up $271 million or 3% in the 2001 six-month period, reflecting principal transactions activity and commissions and fees activity, offset by investment banking revenues.

Global Investment Management and Private Banking revenues of $867 million in the 2001 second quarter and $1.774 billion in the 2001 six months were up $49 million or 6% and $157 million or 10% from the comparable 2000 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the six-month comparison. Revenues in Investment Activities decreased $65 million and $874 million from the 2000 second quarter and six months, respectively, primarily reflecting lower venture capital results.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statements of Income rose $1.3 billion or 19% from the 2000 second quarter to $8.3 billion and increased $2.2 billion or 16% from the 2000 six months to $15.9 billion, reflecting business volume growth in most markets as well as the changing rate environment. Net interest revenue, including the effect of securitization activities, increased $1.5 billion or 19% from the 2000 second quarter and $2.5 billion or 15% from the 2000 six months. Total commissions, asset management and administration fees of $5.1 billion were down $284 million or 5% from the 2000 second quarter, primarily as a result of lower Private Client transactional activity, partially offset by volume-related growth in customer activities and assets under fee-based management. Insurance premiums of $3.2 billion were up $202 million or 7%, and $569 million or 9%, reflecting particularly strong growth in Commercial Lines.

Principal transactions revenues of $1.4 billion and $3.7 billion for the 2001 second quarter and six months were down $18 million or 1% from the 2000 second quarter and up $584 million or 18% from the 2000 six-month period, reflecting strong Fixed Income growth in the 2001 six months, offset by declines in Global Equities, Commodities, and Foreign Exchange in the 2001 second quarter. Realized gains from sales of investments were down $220 million from the 2000 second quarter and up $404 million from the 2000 six-month, resulting primarily from the Company's insurance investment portfolio. Other income as shown in the Consolidated Statements of Income of $1.3 billion in the 2001 second quarter was up $142 million from the year-ago quarter, and was down $1.3 billion from the 2000 six months, primarily reflecting venture capital activity.

OPERATING EXPENSES

Adjusted operating expenses of $9.4 billion and $19.7 billion in the 2001 second quarter and six months, respectively, which exclude restructuring-related items, were up $92 million or 1% in the 2001 second quarter and $1.1 billion or 6% in the 2001 six months, compared to year-ago levels. Global Corporate expenses were down 2% in the 2001 second quarter, reflecting lower compensation and benefits, and were up 10% in the 2001 six months, primarily attributable to increased compensation and benefits in the first quarter of 2001, investment spending to expand product platforms and the impact of the acquisitions of Schroders and Copelco.

Compared to the 2000 periods, Global Consumer expenses increased 2% in the 2001 second quarter and 3% in the 2001 six months, reflecting the effect of foreign currency translation and expense management initiatives (including CitiFinancial branch consolidations) which were partially offset by volume-related increases. Global Investment Management and Private Banking expenses increased 6% and 13% from the year-ago quarter and six-month periods, primarily reflecting increased compensation and benefits and investments in sales and marketing initiatives, as well as the impact of acquisitions in the six-month comparison. Corporate/Other expenses decreased $127 million in the 2001 six months, which primarily reflected a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $213 million ($133 million after-tax) in the 2001 second quarter and $345 million ($213 million after-tax) in the 2001 six months related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses. Restructuring-related items of $3 million ($2 million after-tax) in the 2000 second quarter and $23 million ($14 million after-tax) in the 2000 six months primarily represented charges for accelerated depreciation. Included in other operating expenses for the 2000 six-month period is a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $5.1 billion and $10.1 billion in the 2001 second quarter and six months, up $769 million and $1.4 billion from the 2000 second quarter and six months, respectively. Policyholder benefits and claims in the 2001 second quarter increased 9% from the 2000 second quarter to $2.7 billion, and were up 12% to $5.4 billion in the 2001 six months, primarily as a result of increases in Personal Lines and Commercial Lines. The adjusted provision for credit losses increased 29% from the 2000 second quarter to $2.4 billion in the 2001 second quarter and increased 22% from the 2000 six months to $4.7 billion in the 2001 six months, primarily reflecting increases in Cards.

Global Consumer adjusted provisions for benefits, claims and credit losses of $3.7 billion in the 2001 second quarter were up 20% from the 2000 second quarter, primarily reflecting increases in North America Cards, Personal Lines and CitiFinancial. Total managed net credit losses were $2.154 billion and the related loss ratio was 2.85% in the 2001 second quarter, as compared to $1.931 billion and 2.61% in the preceding quarter and $1.606 billion and 2.42% in the year-ago quarter. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.10% at June 30, 2001 from 2.04% at March 31, 2001 and 1.74% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $1.4 billion in the 2001 second quarter increased 13% from a year ago, primarily due to higher loss cost trends in Commercial Lines and expected higher loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in most regions compared to year-ago levels.

Commercial cash-basis loans at June 30, 2001 and 2000 were $2.629 billion and $1.784 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $280 million and $292 million, respectively. The increase in cash-basis loans from the 2000 second quarter was primarily related to the transportation portfolio, the addition of Copelco and increases attributable to borrowers in the retail, telecommunication and utility industries. Commercial cash-basis loans at June 30, 2001 increased $212 million from March 31, 2001. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $76.2 billion or 11.49% of net risk-adjusted assets, and Tier 1 capital was $58.5 billion or 8.82% at June 30, 2001, compared to $75.0 billion or 11.31% and $56.7 billion or 8.56% at March 31, 2001.

-------------------------------------------------------------------------------

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting EITF 99-20 and SFAS 133. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -------------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)        Change           2001         2000(1)        Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $9,733          $8,918            9          $19,508        $17,772            10
Effect of securitization activities              930             574           62            1,696          1,236            37
                                          -------------------------------               -------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                     10,663           9,492           12           21,204         19,008            12
                                          -------------------------------               -------------------------------
Adjusted operating expenses (2)                4,017           3,921            2            8,121          7,892             3
                                          -------------------------------               -------------------------------
Provisions for benefits, claims,
  and credit losses                            2,752           2,502           10            5,579          5,018            11
Effect of securitization activities              930             574           62            1,696          1,236            37
                                          -------------------------------               -------------------------------
ADJUSTED PROVISIONS FOR BENEFITS,
  CLAIMS, AND CREDIT LOSSES                    3,682           3,076           20            7,275          6,254            16
                                          -------------------------------               -------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        2,964           2,495           19            5,808          4,862            19
Income taxes                                   1,066             901           18            2,098          1,754            20
Minority interest, after-tax                       7               9          (22)              12             27           (56)
                                          -------------------------------               -------------------------------
CORE INCOME                                    1,891           1,585           19            3,698          3,081            20
Restructuring-related items, after-tax           (60)             11           NM              (72)             7            NM
                                          -------------------------------              -------------------------------
INCOME                                        $1,831          $1,596           15          $ 3,626        $ 3,088            17
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, investment and personal insurance products and services, to customers around the world -- reported core income of $1.891 billion and $3.698 billion in the 2001 second quarter and six months, up $306 million or 19% and $617 million or 20% from the comparable 2000 periods, reflecting growth in most businesses. Banking/Lending core income increased $188 million or 24% in the 2001 second quarter and $345 million or 22% in the 2001 six months from the prior-year periods, reflecting strong performance across all businesses. In the International businesses, core income increased $91 million or 20% in the 2001 second quarter and $128 million or 14% in the 2001 six months, marked by growth in all regions except Latin America, where core income increased $6 million or 15% in the 2001 second quarter but decreased $28 million or 27% in the 2001 six months primarily due to lower earnings from Confia. In the Insurance segment, core income decreased $11 million or 3% in the 2001 second quarter primarily driven by higher catastrophe losses in Personal Lines; however, core income increased $31 million or 4% in the 2001 six months from the comparable 2000 period. Income of $1.831 billion and $3.626 billion in the 2001 second quarter and six months included restructuring-related items of $60 million ($95 million pretax) and $72 million ($114 million pretax), respectively. Income of $1.596 billion and $3.088 billion in the 2000 second quarter and six months included restructuring-related credits of $11 million ($19 million pretax) and $7 million ($13 million pretax), respectively. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

BANKING/LENDING

CITIBANKING NORTH AMERICA

                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------      %        -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)        Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $662            $566           17           $1,273         $1,145          11
Adjusted operating expenses(2)                   394             334           18              740            685           8
Provision for credit losses                       13               7           86               20             16          25
                                          -------------------------------               -----------------------------
CORE INCOME BEFORE TAXES                         255             225           13              513            444          16
Income taxes                                      98              91            8              199            179          11
                                          -------------------------------               -----------------------------
CORE INCOME                                      157             134           17              314            265          18
Restructuring-related items, after-tax            (3)              8           NM               (3)             8          NM
                                          -------------------------------               -----------------------------
INCOME                                          $154            $142            8           $  311         $  273          14
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)            9               9           --                9              9          --
Return on assets                                6.86%           6.35%                         6.97%          6.10%
------------------------------------------========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                7.00%           5.99%                         7.04%          5.92%
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $157 million and $314 million in the 2001 second quarter and six months, respectively, up $23 million or 17% and $49 million or 18% from the 2000 periods, as revenue growth and a realized investment gain were partially offset by increased expenses. Income of $154 million in the 2001 second quarter included restructuring-related items of $3 million ($5 million pretax). Income of $142 million in the 2000 second quarter included restructuring-related credits of $8 million ($14 million pretax).

On July 17, 2001, Citibanking North America completed the acquisition of European American Bank (EAB), a state-chartered bank with $10.7 billion in deposits, $15.0 billion in assets and 97 branches in the New York area as of June 30, 2001.

As shown in the following table, Citibanking grew customer deposits and accounts from 2000, while loans were unchanged from a year ago.





                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -------------------------------      %
IN BILLIONS OF DOLLARS                          2001            2000         Change           2001           2000          Change
----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           6.8             6.4            6              6.8            6.4             6
Average customer deposits                      $48.1           $44.5            8            $48.0          $44.1             9
Average loans                                  $ 7.0           $ 7.0           --            $ 7.0          $ 7.0            --
------------------------------------------========================================================================================

Revenues, net of interest expense, of $662 million and $1.273 billion in the 2001 second quarter and six months, respectively, increased $96 million or 17% and $128 million or 11% from the 2000 periods. Revenue growth in the 2001 second quarter and six months was driven by higher treasury results, growth in customer deposits and debit card fees and was partially offset by reduced investment product fees that reflect current market conditions. Revenues in the 2001 periods include a realized investment gain resulting from the disposition of an equity investment. Adjusted operating expenses for the 2001 second quarter and six months increased $60 million or 18% and $55 million or 8% compared to the 2000 second quarter and six months, reflecting investments in technology and higher advertising and marketing.

The provision for credit losses increased to $13 million and $20 million in the 2001 second quarter and six months from $7 million and $16 million in the 2000 periods. The net credit loss ratio was 1.03% in the 2001 second quarter, up from 0.85% in the 2001 first quarter and 0.88% in the prior-year quarter. Loans delinquent 90 days or more were $41 million or 0.58% of loans at June 30, 2001, compared to $41 million or 0.59% at March 31, 2001 and $33 million or 0.47% a year ago.

MORTGAGE BANKING

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       ------------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)        Change           2001         2000(1)        Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $268            $226           19             $510           $449           14
Adjusted operating expenses(2)                   116             102           14              225            201           12
(Benefit) provision for credit losses             (3)             (1)          NM               (3)             8           NM
                                          -------------------------------               ------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          155             125           24              288            240           20
Income taxes                                      60              48           25              111             92           21
Minority interest, after-tax                       7               6           17               12             11            9
                                          -------------------------------               ------------------------------
CORE INCOME                                       88              71           24              165            137           20
Restructuring-related items, after-tax            (2)             --           NM               (2)            --           NM
                                          -------------------------------               ------------------------------
INCOME                                          $ 86            $ 71           21             $163           $137           19
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 48            $ 37           30             $ 48           $ 36           33
Return on assets                                0.72%           0.77%                         0.68%          0.77%
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported core income of $88 million and $165 million in the 2001 second quarter and six months, respectively, up $17 million or 24% and $28 million or 20% from the 2000 periods, reflecting higher loan and origination volumes and increased securitization activity which were partially offset by lower servicing revenue. Income of $86 million in the 2001 second quarter included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, accounts in the 2001 second quarter increased 13% while average managed loans increased 33% from the 2000 second quarter, reflecting strong growth in mortgage loans held for sale and student loans. Mortgage originations were up significantly from the 2000 periods, reflecting increased refinancing activity due to lower interest rates.

                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -----------------------------       %
IN BILLIONS OF DOLLARS                          2001            2000         Change           2001           2000        Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)(1)                        4.5             4.0           13              4.5            4.0          13
Average managed loans(1)                       $45.7           $34.4           33            $45.2          $33.4          35
Mortgage originations                          $ 8.8           $ 5.1           73            $14.7          $ 8.8          67
------------------------------------------=========================================================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $268 million and $510 million in the 2001 second quarter and six months, respectively, grew $42 million or 19% and $61 million or 14% from the 2000 second quarter and six months, mainly due to higher securitization income and growth in on-balance sheet loans, partially offset by lower servicing revenue, primarily reflecting increased prepayment activity driven by lower interest rates. Adjusted operating expenses increased $14 million or 14% and $24 million or 12% in the 2001 second quarter and six months, reflecting volume-related increases.

The (benefit) provision for credit losses was ($3) million in both the 2001 second quarter and six months compared to ($1) million and $8 million in the 2000 second quarter and six months, respectively. The net credit loss ratio was 0.08% in the 2001 second quarter compared to 0.06% in the 2001 first quarter and 0.08% in the 2000 second quarter. Loans delinquent 90 days or more were $1.191 billion or 2.61% of loans at June 30, 2001, up from $957 million or 2.14% at March 31, 2001 and $722 million or 2.10% a year ago. The increase in delinquencies from the prior quarter and prior year reflects an increase in mortgage and student loans guaranteed by the U.S. government.

NORTH AMERICA CARDS

                                             THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                            -------------------------------       %      -----------------------------      %
IN MILLIONS OF DOLLARS                           2001           2000(1)        Change         2001          2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $2,197          $1,983           11          $4,470         $3,894          15
Effect of securitization activities                902             574           57           1,633          1,214          35
                                            -------------------------------              -----------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                        3,099           2,557           21           6,103          5,108          19
                                            -------------------------------              -----------------------------
Adjusted operating expenses(2)                   1,003             975            3           2,044          1,932           6
Adjusted provision for credit losses(3)          1,371             961           43           2,592          1,951          33
                                            -------------------------------              -----------------------------
CORE INCOME BEFORE TAXES                           725             621           17           1,467          1,225          20
Income taxes                                       270             233           16             545            457          19
                                            -------------------------------              -----------------------------
CORE INCOME                                        455             388           17             922            768          20
Restructuring-related items, after-tax              --               4         (100)             --              4        (100)
                                            -------------------------------              -----------------------------
INCOME                                          $  455          $  392           16          $  922         $  772          19
--------------------------------------------======================================================================================
Average assets (IN BILLIONS OF DOLLARS)(4)      $   39          $   38            3          $   40         $   35          14
Return on assets(5)                               4.68%           4.15%                        4.65%          4.44%
--------------------------------------------======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets for North America Cards were $106 billion in both the 2001 second quarter and six months, compared to $94 billion and $92 billion in the 2000 second quarter and six months, respectively.
(5) Adjusted for the effect of securitization activities, the return on managed assets, excluding restructuring-related items, for North America Cards was 1.72% and 1.75% in the 2001 second quarter and six months and 1.66% and 1.68% in the 2000 second quarter and six months.
--------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported core income of $455 million and $922 million in the 2001 second quarter and six months, respectively, up $67 million or 17% and $154 million or 20% from the 2000 periods, driven by strong revenue growth that was partially offset by higher credit costs. Income of $392 million in the 2000 second quarter included restructuring-related credits of $4 million ($5 million pretax).

Adjusted revenues, net of interest expense, of $3.099 billion and $6.103 billion in the 2001 second quarter and six months, respectively, were up $542 million or 21% and $995 million or 19% from the 2000 periods, reflecting receivable growth and spread improvements that resulted from repricing actions and lower interest rates. Adjusted operating expenses increased $28 million or 3% in the 2001 second quarter and $112 million or 6% in the 2001 six months from the comparable 2000 periods, reflecting increased business volumes that were partially offset by disciplined expense management.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced strong growth in receivables and accounts in the 2001 second quarter and six months, reflecting base business momentum as well as portfolio acquisitions. Total sales were up marginally compared to the 2000 periods as growth in purchase sales volumes was partially offset by lower balance consolidation activity.

                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -----------------------------       %
IN BILLIONS OF DOLLARS                          2001            2000         Change           2001           2000        Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          94.1            83.9           12             94.1           83.9          12
Total sales                                   $ 55.6           $55.3            1           $106.8         $103.7           3
End-of-period managed receivables             $103.9           $92.3           13           $103.9         $ 92.3          13
------------------------------------------=========================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans and is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, the Citi Cards risk adjusted margin of 6.49% and 6.70% in the 2001 second quarter and six months declined 42 and 25 basis points, respectively, from the 2000 periods, as higher spreads were more than offset by higher net credit losses and lower non-interest revenue.

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------------------------------------------
IN BILLIONS OF DOLLARS                                              2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Risk adjusted revenues(1)                                          $1.627            $1.516           $3.336            $2.987
Risk adjusted margin %(2)                                            6.49%             6.91%            6.70%             6.95%
-------------------------------------------------------------====================================================================

(1)   Citi Cards adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.371 billion and $2.592 billion in the 2001 second quarter and six months, up from $961 million and $1.951 billion in the comparable 2000 periods. Citi Cards managed net credit losses in the 2001 second quarter were $1.383 billion and the related loss ratio was 5.51% up from $1.196 billion and 4.84% in the 2001 first quarter and $948 million and 4.32% in the 2000 second quarter. Net credit losses in the 2001 second quarter include a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 22 basis point reduction of the managed net credit loss ratio. The increase in net credit losses reflects current U.S. economic conditions and an industry-wide rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $1.775 billion or 1.72% of loans at June 30, 2001, up from $1.156 billion or 1.26% at June 30, 2000 but down $61 million or 12 basis points compared to $1.836 billion or 1.84% at March 31, 2001.

CITIFINANCIAL

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       ------------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)       Change
-----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE(2)                  $1,390          $1,269          10           $2,729         $2,491           10
Adjusted operating expenses(3)                   502             571         (12)           1,071          1,107           (3)
Adjusted provisions for benefits, claims,
  and credit losses(2)                           434             373          16              862            777           11
                                          ------------------------------               ------------------------------
CORE INCOME BEFORE TAXES                         454             325          40              796            607           31
Income taxes                                     168             120          40              298            223           34
                                          ------------------------------               ------------------------------
CORE INCOME                                      286             205          40              498            384           30
Restructuring-related items, after-tax           (14)             --          NM              (22)            --           NM
                                          ------------------------------               ------------------------------
INCOME                                        $  272          $  205          33           $  476         $  384           24
------------------------------------------=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)       $   65          $   55          18           $   64         $   53           21
Return on assets                                1.68%           1.50%                        1.50%          1.46%
------------------------------------------=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.76%           1.50%                        1.57%          1.46%
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $28 million and $63 million in the 2001 second quarter and six months, respectively, and $22 million in the 2000 six-month period.
(3)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services, through its branch network and regional sales offices and through cross-selling initiatives with other Citigroup businesses, and originates real estate-secured loans through centralized and distributed platforms - reported core income of $286 million in the 2001 second quarter, up $81 million or 40% from 2000, principally reflecting operating expense savings, lower cost of funds and strong growth in receivables. For the six months ending June 30, 2001, core income was $498 million, up $114 million or 30% from 2000, principally reflecting operating expense savings and strong growth in receivables. Income of $272 million and $476 million in the 2001 second quarter and six months included restructuring-related items of $14 million ($23 million pretax) and $22 million ($36 million pretax), respectively.

As shown in the following table, receivables in the 2001 second quarter grew 13% compared to the 2000 second quarter due to higher volumes at CitiFinancial branches and the cross selling of products through other Citigroup distribution channels. At June 30, 2001, the portfolio consisted of 69% real estate-secured loans, 17% personal loans, 10% auto loans and 4% sales finance and other loans compared with 69%, 19%, 7% and 5%, respectively, in 2000. The average net interest margin on receivables of 7.85% and 7.78% in the 2001 second quarter and six months, respectively, increased 1 basis point and decreased 24 basis points compared to the 2000 periods, reflecting growth in lower-risk real estate loans that have lower yields, offset in the 2001 second quarter by lower cost of funds.





                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------  Increase/  ---------------------------  Increase/
                                                      2001            2000       Decrease         2001          2000     Decrease
------------------------------------------------------------------------------------------------------------------------------------
End-of-period managed receivables (IN BILLIONS)      $58.5           $51.6          13%          $58.5         $51.6        13%
Average net interest margin %                         7.85%           7.84%          1 bp         7.78%         8.02%      (24) bp
------------------------------------------------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.390 billion and $2.729 billion in the 2001 second quarter and six months, respectively, increased $121 million or 10% and $238 million or 10% from the comparable 2000 periods, reflecting strong growth in receivables. Revenues in the 2001 second quarter also benefited from a lower cost of funds. Adjusted operating expenses of $502 million and $1.071 billion in the 2001 second quarter and six months decreased $69 million or 12% and $36 million or 3% from the prior-year periods, mainly reflecting efficiencies resulting from the consolidation of Associates branches, partially offset by volume-related increases.

Adjusted provisions for benefits, claims and credit losses were $434 million and $862 million in the 2001 second quarter and six months, respectively, up from $373 million and $777 million in the comparable 2000 periods. The net credit loss ratio was 2.55% in the 2001 second quarter, down from 2.57% in the 2001 first quarter and up from 2.49% in the 2000 second quarter. Loans delinquent 90 days or more were $1.757 billion or 3.00% of loans at June 30, 2001, up from $1.599 billion or 2.77% at March 31, 2001 and

$1.033 billion or 1.98% a year ago, primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial and, to a lesser extent, current U.S. economic conditions.

INSURANCE

TRAVELERS LIFE AND ANNUITY

                                           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       ---------------------------       %
IN MILLIONS OF DOLLARS                          2001            2000        Change           2001          2000       Change
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $975            $983          (1)          $2,105        $1,993          6
Provision for benefits and claims                546             586          (7)           1,275         1,189          7
Total operating expenses                          87              97         (10)             175           223        (22)
                                          ------------------------------               -----------------------------------------
INCOME BEFORE TAXES                              342             300          14              655           581         13
Income taxes                                     111              98          13              214           192         11
                                          ------------------------------               -----------------------------------------
INCOME(1)                                       $231            $202          14           $  441        $  389         13
------------------------------------------======================================================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity, and individual life insurance -- reported income of $231 million and $441 million in the 2001 second quarter and six months, respectively, up from $202 million and $389 million in the comparable periods of 2000. The improvements in 2001 reflect higher net investment income principally driven by increased business volumes. Despite a declining market, individual annuity net written premiums were up 5% in the 2001 second quarter and 2% in the 2001 six months versus the prior-year periods, resulting in increased market share. During 2001, Travelers Life and Annuity also achieved double-digit business volume growth in group annuity account balances and individual life net written premiums versus the prior-year periods. These increases reflect strong sales in retirement savings and estate planning products. Total operating expenses decreased in the 2001 second quarter and six months compared to the prior-year second quarter and six months due to continued expense management and the absence of expenses related to the long-term care insurance business sold during the third quarter of 2000. The long-term care transaction also reduced the amount of premium revenue reported.

The cross-selling initiative of Travelers Life and Annuity products through Primerica Financial Services (Primerica), Citibank, Salomon Smith Barney Financial Consultants, and CitiStreet, as well as strong sales through various intermediaries and a nationwide network of independent agents, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums:

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001            2000        Change           2001           2000       Change
----------------------------------------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
   Fixed                                      $  572          $  303          89           $  999         $  596          68
   Variable                                    1,068           1,258         (15)           2,167          2,504         (13)
   Individual payout                              15              22         (32)              33             42         (21)
GICS AND OTHER GROUP ANNUITIES                 1,397           1,439          (3)           3,899          2,896          35
INDIVIDUAL LIFE INSURANCE
   Direct periodic premiums and deposits         142             113          26              329            230          43
   Single premium deposits                        48              21         129               96             39         146
   Reinsurance                                   (24)            (20)        (20)             (47)           (39)        (21)
                                          ------------------------------               -----------------------------
                                              $3,218          $3,136           3           $7,476         $6,268          19
------------------------------------------========================================================================================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums are considered deposits and are not included in revenues.

Increased individual annuities sales and strong retention margins, despite declining market conditions, kept account balances level at $29.7 billion at June 30, 2001, compared to $29.4 billion at December 31, 2000 and $29.5 billion at the end of the 2000 second quarter. Net written premiums and deposits for individual annuities in the second quarter and six months of 2001 were $1.66 billion and $3.20 billion, respectively, up from $1.58 billion and $3.14 billion in the comparable periods of 2000. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect the continued penetration of outside broker-dealer channels.

Group annuity account balances and benefit reserves reached $19.3 billion at June 30, 2001, up from $17.5 billion at December 31, 2000 and $15.8 billion at the end of the 2000 second quarter. The group annuity business experienced continued strong sales momentum in all products, particularly fixed rate guaranteed investment contracts. Net written premiums and deposits (excluding

Citigroup's employee pension plan deposits) were $1.40 billion and $3.90 billion in the second quarter and six months of 2001, respectively, compared to $1.44 billion and $2.90 billion in the comparable periods of 2000.

Direct periodic premiums and deposits for individual life insurance of $142 million and $329 million in the second quarter and six months of 2001, respectively, were 26% and 43% ahead of the $113 million and $230 million for the comparable periods of 2000, reflecting strong core agency results and significant growth in the corporate-owned life insurance product. Life insurance in force was $71.0 billion at June 30, 2001, up from $66.9 billion at year-end 2000 and $63.2 billion at June 30, 2000.

PRIMERICA FINANCIAL SERVICES

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                         2001            2000         Change          2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $497            $479            4            $987           $951            4
Provision for benefits and claims               127             126            1             255            251            2
Total operating expenses(1)                     172             159            8             341            321            6
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES                        198             194            2             391            379            3
Income taxes                                     70              69            1             138            135            2
                                          ------------------------------               -----------------------------
CORE INCOME(2)                                  128             125            2             253            244            4
Restructuring-related items, after-tax           --               1         (100)             --              1         (100)
                                          ------------------------------               -----------------------------
INCOME                                         $128            $126            2            $253           $245            3
------------------------------------------========================================================================================

(1)   Excludes restructuring-related items.
(2)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans, and Travelers Insurance Company annuity products -- reported core income of $128 million and $253 million in the 2001 second quarter and six months, respectively, up from $125 million and $244 million in the comparable periods of 2000. The improvement in 2001 reflects strong net investment income and $.M.A.R.T. loan(R) sales, partially offset by lower mutual fund sales and increased infrastructure investment, including international expansion. Earned premiums, net of reinsurance, were $285 million and $569 million in the 2001 second quarter and six months, respectively, up from $277 million and $548 million in the comparable periods of 2000.

Total face amount of issued term life insurance was $18.6 billion and $34.9 billion in the 2001 second quarter and six months, respectively, compared to $18.5 billion and $33.5 billion in the prior-year periods. Life insurance in force reached $422.9 billion at June 30, 2001 up from $412.7 billion at year-end 2000 and $403.6 billion at June 30, 2000, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance by offering its clients a greater array of financial products and services, delivered personally through its sales force. During the 2001 six months, 237,000 FNAs were submitted. Primerica sales of Travelers variable annuities continued its strong pace, with net written premiums and deposits of $237 million and $485 million in the 2001 second quarter and six months, respectively, compared to $248 million and $498 million in the prior-year periods. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by CitiFinancial was $1.092 billion and $1.786 billion in the 2001 second quarter and six months, respectively, compared to $476 million and $968 million in the comparable periods last year. The increase in cash advanced reflects rate reductions implemented during 2001. Mutual fund sales were $868 million and $1.86 billion for the 2001 second quarter and six months, respectively, 24% and 20% below last year's second quarter and six months, reflecting a difficult market environment. During the first six months of 2001, proprietary mutual funds accounted for 63% of Primerica's U.S. sales and 53% of total sales.

PERSONAL LINES

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,106          $1,050           5           $2,186         $2,084           5
Claims and claim adjustment expenses             793             673          18            1,481          1,332          11
Total operating expenses(2)                      261             256           2              528            506           4
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                           52             121         (57)             177            246         (28)
Income taxes                                      13              36         (64)              51             74         (31)
Minority interest, after-tax                      --               3        (100)              --             16        (100)
                                          ------------------------------               -----------------------------
CORE INCOME(3)                                    39              82         (52)             126            156         (19)
Restructuring-related items, after-tax            (2)             --          NM               (2)            --          NM
                                          ------------------------------               -----------------------------
INCOME                                        $   37          $   82         (55)          $  124         $  156         (21)
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported core income of $39 million and $126 million in the second quarter and six months of 2001, respectively, compared to $82 million and $156 million in the prior-year periods. Catastrophe losses were significantly higher in the 2001 second quarter and slightly lower in the 2001 six months when compared to the comparable periods in 2000. Additionally, the 2001 results reflect increased loss cost trends, primarily due to inflationary pressures and lower favorable prior-year reserve development. Also reflected in the 2001 six months are the incremental earnings from the minority interest buyback.

The following table shows net written premiums by product line:

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                         2001            2000         Change          2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
Personal automobile                           $  669            $615           9           $1,308         $1,203           9
Homeowners and other                             404             378           7              727            687           6
                                          ------------------------------               -----------------------------
Total net written premiums                    $1,073            $993           8           $2,035         $1,890           8
------------------------------------------========================================================================================

Personal Lines net written premiums for the 2001 second quarter and six months were $1.073 billion and $2.035 billion, respectively, compared to $993 million and $1.890 billion in the comparable periods of 2000. The increase in net written premiums in the 2001 second quarter and six months compared to the 2000 second quarter and six months, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines contributed to the growth in net written premiums. The business retention ratio in 2001 remains stable compared to 2000.

Catastrophe losses, net of taxes and reinsurance, in 2001 of $42 million all occurred in the 2001 second quarter compared to $17 million and $48 million in the second quarter and six-month periods of 2000. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in Texas and the Midwest in the second quarter. Catastrophe losses in 2000 were primarily due to wind and hailstorms in Texas, the Midwest and the Northeast in the second quarter and hailstorms in Louisiana and Texas in the first quarter.

The statutory combined ratio for Personal Lines in the 2001 second quarter and six months was 104.4% and 101.4%, respectively, compared to 98.3% and 98.7% in the comparable periods of 2000. The GAAP combined ratio for Personal Lines in the 2001 second quarter and six months was 103.7% and 101.4%, respectively, compared to 98.0% and 98.8% in the comparable periods of 2000. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the statutory and GAAP combined ratios for the 2001 second quarter and six months compared to the statutory and GAAP combined ratios for the 2000 second quarter and six months was primarily due to higher catastrophe losses in the second quarter of 2001 and slightly lower catastrophe losses for the six months of 2001 combined with increased loss cost trends and lower favorable prior-year reserve development, partially offset by a disproportionately smaller increase in expenses related to the growth in premiums.

INTERNATIONAL CONSUMER

JAPAN

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001         2000(1)        Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $818            $662          24           $1,643         $1,253          31
Adjusted operating expenses(2)                   313             267          17              666            516          29
Provision for credit losses                      147             121          21              309            226          37
                                                                                       -----------------------------
                                          ------------------------------
CORE INCOME BEFORE TAXES                         358             274          31              668            511          31
Income taxes                                     129             101          28              241            188          28
                                          ------------------------------               -----------------------------
CORE INCOME                                      229             173          32              427            323          32
Restructuring-related items, after-tax            (6)             --          NM               (6)            --          NM
                                          ------------------------------               -----------------------------
INCOME                                          $223            $173          29           $  421         $  323          30
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 20            $ 16          25           $   20         $   16          25
Return on assets                                4.47%           4.35%                        4.24%          4.06%
------------------------------------------========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                4.59%           4.35%                        4.31%          4.06%
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Japan - which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported core income of $229 million and $427 million in the 2001 second quarter and six months, respectively, up $56 million or 32% and $104 million or 32% from 2000, reflecting growth in the consumer finance business, including the impact of the acquisitions of Unimat in September 2000 and the Chiyoda Trust portfolio in June 2000. Income of $223 million in the 2001 second quarter included restructuring-related items of $6 million ($12 million pretax).

The net effect of foreign currency translation in the 2001 second quarter reduced revenue, expense and provision for credit losses growth rates by 6, 7 and 13 percentage points, respectively, compared to the 2000 second quarter. For the six months ended June 30, 2001, the net effect of foreign currency translation reduced revenue, expense and provision for credit losses growth rates by 8, 8 and 12 percentage points, respectively, compared to the prior-year period.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits and loans from 2000, including the Unimat acquisition which added approximately $1.5 billion to average loans and 0.4 million to accounts in the 2001 second quarter.

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN BILLIONS OF DOLLARS                          2001           2000         Change          2001           2000        Change
---------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           5.0             4.1          22              5.0            4.1          22
Average customer deposits                      $14.7           $13.5           9            $14.5          $13.3           9
Average loans                                  $14.0           $10.9          28            $13.8          $10.3          34
------------------------------------------=======================================================================================

Revenues, net of interest expense, of $818 million and $1.643 billion in the 2001 second quarter and six months increased $156 million or 24% and $390 million or 31% from the respective 2000 periods, primarily reflecting growth in consumer finance revenues and customer deposits along with the impact of acquisitions, partially offset by the effect of foreign currency translation. Adjusted operating expenses in the 2001 second quarter and six months increased 17% and 29%, respectively, from the 2000 periods, reflecting volume-related increases and the impact of acquisitions, partially offset by the effect of foreign currency translation.

The provision for credit losses was $147 million and $309 million for the 2001 second quarter and six months, up $26 million and $83 million from the comparable 2000 periods, primarily due to higher loan volumes, including the impact of acquisitions. Net credit losses in the 2001 second quarter were $131 million and the related loss ratio was 3.74%, compared to $135 million and 4.06% in the 2001 first quarter and $88 million and 3.19% in the 2000 second quarter. The increase in net credit losses was primarily due to higher bankruptcy filings. Loans delinquent 90 days or more were $129 million or 0.91% of loans at June 30, 2001, compared to $107 million or 0.81% at March 31, 2001 and $100 million or 0.83% a year ago.

WESTERN EUROPE

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $602            $600          --           $1,224         $1,218          --
Adjusted operating expenses(2)                   332             365          (9)             682            728          (6)
Provisions for benefits, claims,
  and credit losses                              101              92          10              200            196           2
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES                         169             143          18              342            294          16
Income taxes                                      63              52          21              126            107          18
                                          ------------------------------               -----------------------------
CORE INCOME                                      106              91          16              216            187          16
Restructuring-related items, after-tax            (2)             --          NM               (2)            --          NM
                                          ------------------------------               -----------------------------
INCOME                                          $104            $ 91          14           $  214         $  187          14
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 22            $ 21           5           $   22         $   22          --
Return on assets                                1.90%           1.74%                        1.96%          1.71%
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported core income of $106 million and $216 million in the 2001 second quarter and six months, respectively, up $15 million or 16% and $29 million or 16% from the 2000 periods, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany, and in the six-month comparison reflecting a gain related to the sale of the Diners Club franchises in the region. Income of $104 million in the 2001 second quarter included restructuring-related items of $2 million ($3 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $9 million and $24 million in the 2001 second quarter and six months and reduced revenue growth by approximately 7% and 8%, reduced expense growth by approximately 6% in both periods and reduced provisions for benefits, claims, and credit losses growth by approximately 7% and 6%, respectively, from the comparable prior-year periods.

As shown in the following table, Western Europe accounts were up slightly from a year ago. Growth in both deposit and loan volumes was reduced by foreign currency translation effects.

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN BILLIONS OF DOLLARS                          2001            2000        Change           2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                          10.0             9.9           1             10.0            9.9           1
Average customer deposits                      $13.0           $12.5           4            $13.0          $12.8           2
Average loans                                  $17.1           $16.8           2            $17.2          $16.9           2
------------------------------------------========================================================================================

Revenues, net of interest expense, of $602 million and $1.224 billion in the 2001 second quarter and six months increased $2 million and $6 million from the 2000 periods, principally due to growth in consumer finance and branch lending revenues, partially offset by the adverse effects of foreign currency translation and reduced investment product fees. Additionally, the benefit of deposit volume growth was offset by reduced spreads due to lower interest rates. Adjusted operating expenses of $332 million and $682 million in the 2001 second quarter and six months declined $33 million or 9% and $46 million or 6% from the comparable 2000 periods as costs associated with higher business volumes were more than offset by the effect of foreign currency translation and lower expenses due to expense management initiatives.

The provisions for benefits, claims, and credit losses were $101 million and $200 million in the 2001 second quarter and six months, up from $92 million and $196 million in the respective 2000 periods. The net credit loss ratio was 1.98% in the 2001 second quarter, up from 1.92% in the 2001 first quarter and 1.84% in the 2000 second quarter. Loans delinquent 90 days or more were $740 million or 4.34% of loans at June 30, 2001 decreased from $785 million or 4.68% at March 31, 2001 and $892 million or 5.18% a year ago. The decline in the dollar amount of delinquent loans from a year ago reflects the effect of foreign currency translation and portfolio improvements.

ASIA

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       ------------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)       Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $539            $519           4           $1,079         $1,058            2
Adjusted operating expenses(2)                   242             241          --              486            487           --
Provisions for benefits, claims,
  and credit losses                               67              62           8              129            136           (5)
                                          ------------------------------               --------------------------------------------
CORE INCOME BEFORE TAXES                         230             216           6              464            435            7
Income taxes                                      83              77           8              170            155           10
                                          ------------------------------               --------------------------------------------
CORE INCOME                                      147             139           6              294            280            5
Restructuring-related items, after-tax            (3)             (1)         NM               (3)            (4)          25
                                          ------------------------------               --------------------------------------------
INCOME                                          $144            $138           4           $  291         $  276            5
------------------------------------------=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 25            $ 26          (4)          $   25         $   27           (7)
Return on assets                                2.31%           2.13%                        2.35%          2.06%
------------------------------------------=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                2.36%           2.15%                        2.37%          2.09%
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $147 million and $294 million in the 2001 second quarter and six months, respectively, up $8 million or 6% and $14 million or 5% from the 2000 periods, as volume growth across most countries and products was partially offset by the net effects of foreign currency translation. Core income in the 2001 second quarter and six months also includes gains on the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon. Income of $144 million in the 2001 second quarter and $291 million in the 2001 six months included restructuring-related charges of $3 million ($4 million pretax) in both periods. Income of $138 million in the 2000 second quarter and $276 million in the 2000 six months included restructuring-related charges of $1 million ($2 million pretax) and $4 million ($6 million pretax), respectively.

The net effect of foreign currency translation reduced income growth by approximately $13 million and $26 million in the 2001 second quarter and six months from the 2000 periods and reduced revenue growth by 9 and 8 percentage points, reduced expense growth by 8 percentage points in both periods, and reduced the provisions for benefits, claims, and credit losses growth rates by 8 and 7 percentage points, respectively, from the 2000 periods.

As shown in the following table, Asia experienced strong growth in accounts, however, both loan and deposit volumes were reduced by foreign currency translation effects.

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN BILLIONS OF DOLLARS                          2001            2000        Change           2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           8.8             7.5          17              8.8            7.5          17
Average customer deposits                      $35.5           $34.4           3            $35.8          $34.3           4
Average loans                                  $21.2           $22.2          (5)           $21.4          $22.4          (4)
------------------------------------------========================================================================================

Revenues, net of interest expense, of $539 million and $1.079 billion in the 2001 second quarter and six months, respectively, were up $20 million or 4% and $21 million or 2% from the 2000 periods, reflecting improvements in most countries driven by growth in deposits and cards, and Fubon-related gains, partially offset by foreign currency translation effects, and in the six months lower investment product fees. Adjusted operating expenses increased $1 million in the 2001 second quarter and declined $1 million in the 2001 six months as costs associated with new branch initiatives and increased advertising and marketing were offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $67 million in the 2001 second quarter and $129 million in the 2001 six months compared with $62 million and $136 million in the 2000 periods. Net credit losses in the 2001 second quarter were $65 million and the related loss ratio was 1.23%, up from $61 million and 1.14% in the 2001 first quarter and $59 million and 1.07% a year ago, reflecting economic conditions in the region. Loans delinquent 90 days or more were $338 million or 1.59% of loans at June 30, 2001, compared to $334 million or 1.58% at March 31, 2001 and $396 million or 1.75% a year ago.

LATIN AMERICA

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $480            $466           3             $951           $979          (3)
Adjusted operating expenses(2)                   328             330          (1)             667            655           2
Provisions for benefits, claims,
  and credit losses                               87              76          14              176            166           6
                                          ------------------------------               ------------------------------------------
CORE INCOME BEFORE TAXES                          65              60           8              108            158         (32)
Income taxes                                      20              21          (5)              33             55         (40)
                                          ------------------------------               ------------------------------------------
CORE INCOME                                       45              39          15               75            103         (27)
Restructuring-related items, after-tax           (19)            (10)        (90)             (19)           (11)        (73)
                                          ------------------------------               ------------------------------------------
INCOME                                          $ 26            $ 29         (10)            $ 56           $ 92         (39)
------------------------------------------=======================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 13            $ 12           8             $ 13           $ 13          --
Return on assets                                0.80%           0.97%                        0.87%          1.42%
------------------------------------------=======================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.39%           1.31%                        1.16%          1.59%
------------------------------------------=======================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America -- which provides banking, lending, including credit and charge cards, and insurance and investment services -- reported core income of $45 million and $75 million in the 2001 second quarter and six months, respectively, compared with $39 million and $103 million in the 2000 periods. Income of $26 million and $56 million in the 2001 second quarter and six months included restructuring related charges of $19 million ($28 million pretax) in both periods. Income of $29 million and $92 million in the 2000 second quarter and six months included restructuring related charges of $10 million ($12 million pretax) and $11 million ($14 million pretax), respectively.

The net effects of foreign currency translation reduced income by approximately $7 million and $11 million, reduced revenue growth by approximately 5 and 4 percentage points, reduced expense growth by 3 and 4 percentage points, and reduced the provisions for benefits, claims and credit losses by 3 and 2 percentage points in the 2001 second quarter and six months, respectively, from the 2000 periods.

As shown in the following table, Latin America accounts grew only slightly as growth in banking-related insurance products and increases in cards were partially offset by declines in deposit accounts and other loan products. Average customer deposits were unchanged, reflecting weak economic conditions in the region and strategy changes in certain countries. Average loans declined 8% in the 2001 second quarter and 9% in the 2001 six months, reflecting continued credit risk management initiatives and, for the 2001 six months, the effect of the 2000 first quarter auto loan portfolio sale in Puerto Rico.

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       ------------------------------      %
IN BILLIONS OF DOLLARS                          2001           2000         Change          2001           2000         Change
-----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           9.4             9.3           1              9.4            9.3            1
Average customer deposits                      $13.6           $13.6          --            $13.7          $13.7           --
Average loans                                  $ 6.6           $ 7.2          (8)           $ 6.7          $ 7.4           (9)
------------------------------------------=========================================================================================

Revenues, net of interest expense, of $480 million in the 2001 second quarter were up $14 million or 3% from 2000, reflecting higher revenues in Mexico (primarily higher cards revenues partially offset by reduced revenues related to Confia), Puerto Rico, and Brazil, partially offset by foreign currency translation effects. Revenues of $951 million in the 2001 six months declined $28 million or 3% from 2000, reflecting reduced earnings related to Confia, foreign currency translation effects, and the 2000 first quarter gain related to the sale of the Puerto Rico auto loan portfolio, offset by business volume increases in certain countries. Adjusted operating expenses in the 2001 second quarter declined $2 million or 1% from 2000 and increased $12 million or 2% in the 2001 six months, as costs associated with business repositioning initiatives, strategy changes in certain countries and increased technology costs were offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $87 million and $176 million in the 2001 second quarter and six months, up from $76 million and $166 million in the 2000 periods, reflecting increases in policyholder benefits and claims. Net credit losses in the 2001 second quarter were $69 million with a related loss ratio of 4.22%, down from $71 million and 4.24% in the 2001 first quarter and $76 million or 4.25% a year ago. The decline in net credit losses from a year ago reflects improvements in Panama and Chile, partially offset by higher losses in Argentina. Loans delinquent 90 days or more were $310 million or 4.80% of loans at June 30, 2001 compared with $318 million or 4.76% at March 31, 2001 and $323 million or 4.52% a year ago.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       ------------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)       Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $135            $106          27             $265           $206           29
Total operating expenses(2)                       94              76          24              187            143           31
Provision for credit losses                       10               8          25               19             18            6
                                          ------------------------------               --------------------------------------------
CORE INCOME BEFORE TAXES                          31              22          41               59             45           31
Income taxes                                      10               7          43               20             15           33
                                          ------------------------------               --------------------------------------------
CORE INCOME                                       21              15          40               39             30           30
Restructuring-related items, after-tax            (1)              7          NM               (1)             7           NM
                                          ------------------------------               --------------------------------------------
INCOME                                          $ 20            $ 22          (9)            $ 38           $ 37            3
------------------------------------------=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $  4            $  3          33             $  4           $  3           33
Return on assets                                2.01%           2.95%                        1.92%          2.48%
------------------------------------------=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on Assets                                2.11%           2.01%                        1.97%          2.01%
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $21 million and $39 million in the 2001 second quarter and six months, respectively, up $6 million or 40% and $9 million or 30% from the 2000 periods, reflecting continued growth in loans and deposits across the region, partially offset by investments in new initiatives. Income of $20 million in the 2001 second quarter and $38 million in the 2001 six months included restructuring-related charges of $1 million ($1 million pretax) in both periods. Income of $22 million in the 2000 second quarter and $37 million in the 2000 six months included restructuring-related credits of $7 million ($11 million pretax) in both periods.

As shown in the following table, CEEMEA reported 35% account growth from a year ago, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region, including the effect of Bank Handlowy, a Polish bank in which Citigroup acquired a majority interest in June 2000, which added approximately $1.0 billion and $0.9 billion to average customer deposits in the 2001 second quarter and six months, respectively.

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN BILLIONS OF DOLLARS                          2001           2000         Change          2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                           3.5             2.6          35              3.5            2.6          35
Average customer deposits                       $5.8            $3.9          49             $5.7           $3.9          46
Average loans                                   $2.3            $1.9          21             $2.3           $1.9          21
------------------------------------------========================================================================================

Revenues, net of interest expense, of $135 million and $265 million in the 2001 second quarter and six months increased $29 million or 27% and $59 million or 29% from the comparable 2000 periods, and total operating expenses increased $18 million or 24% in the 2001 second quarter and $44 million or 31% in the 2001 six months, both reflecting franchise growth in the region, particularly deposits and cards, and the Bank Handlowy acquisition.

The provision for credit losses of $10 million and $19 million in the 2001 second quarter and six months was up from $8 million and $18 million in the 2000 periods primarily due to loan growth. The net credit loss ratio was 1.70% in the 2001 second quarter, up slightly from 1.66% in both the 2001 first quarter and a year ago. Loans delinquent 90 days or more were $32 million or 1.31% of loans at June 30, 2001, down from $33 million or 1.40% at March 31, 2001 and $38 million or 1.95% at June 30, 2000.

E-CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)        Change           2001         2000(1)      Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 35            $ 28            25           $  82           $ 59           39
Adjusted operating expenses(2)                   91             103           (12)            194            246          (21)
                                          -------------------------------               -----------------------------
CORE LOSS BEFORE TAX BENEFITS                   (56)            (75)           25            (112)          (187)          40
Income tax benefits                             (24)            (29)           17             (45)           (73)          38
                                          -------------------------------               -----------------------------
CORE INCOME (LOSS)                              (32)            (46)           30             (67)          (114)          41
Restructuring-related items, after-tax           (8)             --            NM              (8)            --           NM
                                          -------------------------------               -----------------------------
LOSS                                          ($ 40)          ($ 46)           13          ($  75)         ($114)          34
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses before restructuring-related items of $32 million and $67 million in the 2001 second quarter and six months, down from losses of $46 million and $114 million in the 2000 second quarter and six months. The loss of $40 million in the 2001 second quarter included restructuring-related items of $8 million ($13 million pretax).

Revenues, net of interest expense, in the 2001 second quarter and six months increased $7 million and $23 million from the comparable 2000 periods, reflecting higher revenues associated with both new and established product offerings and, in the six-month comparison, gains related to the sale of internet/e-commerce investments. Adjusted operating expenses declined $12 million or 12% and $52 million or 21% from the 2000 second quarter and six months, reflecting the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)       Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $ 57           ($ 19)         NM             $ 67           $ 14          NM
Adjusted operating expenses(2)                    82              45          82              115            142         (19)
Provisions for benefits, claims,
  and credit losses                              (11)             (8)        (38)             (40)           (12)         NM
                                          ------------------------------               -----------------------------
CORE LOSS BEFORE TAX BENEFITS                    (14)            (56)         75               (8)          (116)         93
Income tax benefits                               (5)            (23)         78               (3)           (45)         93
                                          ------------------------------               -----------------------------
CORE INCOME (LOSS)                                (9)            (33)         73               (5)           (71)         93
Restructuring-related items, after tax            --               2        (100)              (4)             2          NM
                                          ------------------------------               -----------------------------
LOSS                                           ($  9)          ($ 31)         71            ($  9)         ($ 69)         87
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses before restructuring-related items of $9 million and $5 million for the 2001 second quarter and six months compared to losses of $33 million and $71 million in the 2000 second quarter and six months. The improvement compared to the prior-year quarter and six months was primarily due to higher treasury earnings. Losses of $9 million and $69 million in the 2001 and 2000 six months, respectively, included restructuring-related items of $4 million ($6 million pretax) in 2001 and a restructuring-related credit of $2 million ($3 million pretax) in 2000. Revenues, expenses and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                     TOTAL                                           AVERAGE
                                     LOANS         90 DAYS OR MORE PAST DUE(1)        LOANS            NET CREDIT LOSSES(1)
                                   ------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             JUNE 30,    JUNE 30,     Mar. 31,    June 30,    2ND QTR.     2ND QTR.    1st Qtr.    2nd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2001        2001        2001(2)     2000(2)      2001         2001       2001(2)     2000(2)
-----------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $  7.0      $   41       $   41      $   33      $  7.0       $   18      $   15      $   15
  RATIO                                            0.58%        0.59%       0.47%                    1.03%       0.85%       0.88%
Mortgage Banking                       45.4       1,191          957         722        45.7            9           6           7
  RATIO                                            2.61%        2.14%       2.10%                    0.08%       0.06%       0.08%
Citi Cards                            103.0       1,775        1,836       1,156       100.6        1,383       1,196         948
  RATIO                                            1.72%        1.84%       1.26%                    5.51%       4.84%       4.32%
Other North America Cards               1.7           5            6          24         1.7           12          12          12
  RATIO                                            0.29%        0.32%       1.17%                    2.92%       2.90%       2.84%
CitiFinancial                          58.6       1,757        1,599       1,033        58.2          370         363         314
  RATIO                                            3.00%        2.77%       1.98%                    2.55%       2.57%       2.49%
Japan                                  14.1         129          107         100        14.0          131         135          88
  RATIO                                            0.91%        0.81%       0.83%                    3.74%       4.06%       3.19%
Western Europe                         17.1         740          785         892        17.1           84          82          77
  RATIO                                            4.34%        4.68%       5.18%                    1.98%       1.92%       1.84%
Asia (excluding Japan)                 21.3         338          334         396        21.2           65          61          59
  RATIO                                            1.59%        1.58%       1.75%                    1.23%       1.14%       1.07%
Latin America                           6.4         310          318         323         6.6           69          71          76
  RATIO                                            4.80%        4.76%       4.52%                    4.22%       4.24%       4.25%
CEEMEA                                  2.4          32           33          38         2.3           10           9           8
  RATIO                                            1.31%        1.40%       1.95%                    1.70%       1.66%       1.66%
The Citigroup Private Bank             24.6          64           65          78        24.8            3          (1)          3
  RATIO                                            0.26%        0.27%       0.32%                    0.04%      (0.01%)      0.05%
Other                                   3.5          22           24          24         3.4           --         (18)         (1)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                        $305.1      $6,404       $6,105      $4,819      $302.6       $2,154      $1,931      $1,606
  RATIO                                            2.10%        2.04%       1.74%                    2.85%       2.61%       2.42%
-----------------------------------------------------------------------------------------------------------------------------------
Securitized receivables               (63.6)     (1,115)      (1,243)       (761)      (62.3)        (838)       (691)       (517)
Loans held for sale                   (16.6)       (144)        (148)        (83)      (16.5)         (92)        (75)        (45)
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                       $224.9      $5,145       $4,714      $3,975      $223.8       $1,224      $1,165      $1,044
  RATIO                                            2.29%        2.14%       1.88%                    2.19%       2.10%       2.07%
------------------------------------===============================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)   Reclassified to conform to current period's presentation.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                                    END OF PERIOD                              AVERAGE
                                                           --------------------------------         -------------------------------
                                                            JUNE 30,   Mar. 31,   June 30,           2ND QTR.   1st Qtr.  2nd Qtr.
IN BILLIONS OF DOLLARS                                        2001       2001       2000               2001       2001      2000
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                                $305.1     $299.6     $277.4             $302.6    $300.0     $266.4
Securitized receivables                                       (63.6)     (63.7)     (56.0)             (62.3)    (62.2)     (55.8)
Loans held for sale                                           (16.6)     (15.3)     (10.0)             (16.5)    (13.4)      (8.1)
                                                           --------------------------------         -------------------------------
CONSUMER LOANS                                               $224.9     $220.6     $211.4             $223.8    $224.4     $202.5
-----------------------------------------------------------========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $6.404 billion or 2.10% of loans at June 30, 2001, compared with $6.105 billion or 2.04% at March 31, 2001 and $4.819 billion or 1.74% at June 30, 2000. Total managed net credit losses in the 2001 second quarter were $2.154 billion and the related loss ratio was 2.85%, compared with $1.931 billion and 2.61% in the 2001 first quarter and $1.606 billion and 2.42% in the 2000 second quarter. For a discussion on trends by business, see business discussions on pages 4 - 17.

Citigroup's allowance for credit losses of $8.917 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $4.914 billion at June 30, 2001, $4.956 billion at March 31, 2001 and $5.062 billion at June 30, 2000. The allowance as a percentage of loans on the balance sheet was 2.18% at June 30, 2001, down from 2.24% at March 31, 2001 and 2.39% at June 30, 2000. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $224.9 billion grew 6% from a year ago, primarily driven by growth in Mortgage Banking, mainly student loans and mortgages, and in CitiFinancial, mostly real-estate secured loans. In addition, loans increased in Japan, mainly in consumer finance, and Citi

Cards, where managed receivable growth was partially offset by increased securitization activity, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due may increase from 2001 second quarter levels as a result of portfolio growth, seasonal factors and as uncertain economic conditions persist, mainly in the U.S., Japan and the Latin American region. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

GLOBAL CORPORATE

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $8,552          $8,218           4          $18,083        $16,788           8
Adjusted operating expenses(2)                 4,603           4,683          (2)          10,092          9,192          10
Provisions for benefits, claims,
  and credit losses                            1,413           1,249          13            2,785          2,357          18
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        2,536           2,286          11            5,206          5,239          (1)
Income taxes                                     856             753          14            1,776          1,798          (1)
Minority interest, after-tax                       8              12         (33)              12             56         (79)
                                          ------------------------------               -----------------------------
CORE INCOME                                    1,672           1,521          10            3,418          3,385           1
Restructuring-related items, after-tax           (66)              3          NM             (134)             3          NM
                                          ------------------------------               -----------------------------
INCOME                                        $1,606          $1,524           5          $ 3,284        $ 3,388          (3)
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Global Corporate business serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of the Corporate and Investment Bank, Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS) and the Commercial Lines business of Travelers Property Casualty Corp. (TPC).

Global Corporate core income was $1.672 billion and $3.418 billion in the 2001 second quarter and six months, up $151 million or 10% and $33 million or 1% from the comparable 2000 periods. The 2001 second quarter reflects core income growth from the comparable 2000 quarter of $122 million or 35% in EM Corporate & GTS, $15 million or 2% in the Corporate and Investment Bank and $14 million or 5% in Commercial Lines. The 2001 six months reflects core income growth of $238 million or 35% in EM Corporate & GTS and $45 million or 9% in Commercial Lines partially offset by a decrease of $250 million or 11% in the Corporate and Investment Bank.

EM Corporate & GTS core income growth reflects broad-based growth in trading-related revenues, the contribution of Bank Handlowy, the impact of net investment hedging, disciplined expense management, lower credit costs and a building sale in Asia. The Corporate and Investment Bank increase in the 2001 second quarter reflects strong Fixed Income results and lower compensation and benefits, which were partially offset by lower earnings from the investment in Nikko Securities, decreases in Global Equities and Private Client and higher credit losses. The Corporate and Investment Bank decrease in the 2001 six months reflects declines in Private Client, lower earnings from the investment in Nikko Securities and higher net credit losses, which were partially offset by increases in Fixed Income. Commercial Lines growth primarily reflects the benefit of rate increases and higher favorable prior-year reserve development, which were largely offset by increased loss cost trends, lower net investment income and higher catastrophe losses. Also reflected in the 2001 six months are the incremental earnings from the TPC minority interest buyback.

Income of $1.606 billion in the 2001 second quarter and $3.284 billion in the 2001 six months included net restructuring-related charges of $66 million ($105 million pretax) and $134 million ($218 million pretax), respectively. Income of $1.524 billion in the 2000 second quarter and $3.388 billion in the 2000 six months included restructuring-related credits of $3 million ($4 million pretax) and $3 million ($3 million pretax), respectively. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. The slowdown in the U.S. economy and weakening global economic conditions are affecting the businesses of Global Corporate. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

CORPORATE AND INVESTMENT BANK

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $4,682          $4,801          (2)         $10,352        $10,081           3
Adjusted operating expenses(2)                 3,045           3,280          (7)           6,915          6,443           7
Provision for credit losses                      230             160          44              460            250          84
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,407           1,361           3            2,977          3,388         (12)
Income taxes                                     488             456           7            1,046          1,204         (13)
Minority interest, after-tax                      --               1        (100)              --              3        (100)
                                          ------------------------------               -----------------------------
CORE INCOME                                      919             904           2            1,931          2,181         (11)
Restructuring-related items, after tax           (39)             --          NM             (105)            --          NM
                                          ------------------------------               -----------------------------
INCOME                                        $  880          $  904          (3)         $ 1,826        $ 2,181         (16)
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Corporate and Investment Bank, through Salomon Smith Barney (SSB), delivers investment banking services that encompass a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities, and also provides brokerage services, research and advisory services to its customers. Through the Global Relationship Bank (excluding Transaction Services), the Corporate and Investment Bank provides products and services that include foreign exchange, structured products, derivatives and loans. The Corporate and Investment Bank, through CitiCapital, also provides leasing and commercial finance products.

The Corporate and Investment Bank core income of $919 million and $1.931 billion in the 2001 second quarter and six months was up $15 million or 2% from the 2000 second quarter, but down $250 million or 11% from the 2000 six months, respectively. The increase in the 2001 second quarter reflects strong Fixed Income results and lower compensation and benefits that were partially offset by lower earnings from the investment in Nikko Securities, decreases in Global Equities and Private Client and higher credit losses. The decrease in the 2001 six months reflects declines in Private Client and lower earnings from the investment in Nikko Securities along with higher net credit losses, partially offset by increases in Fixed Income. Income of $880 million in the 2001 second quarter and $1.826 billion in the 2001 six months, includes net restructuring-related charges of $39 million ($66 million pretax) and $105 million ($176 million pretax), respectively.

On May 1, 2000, the Corporate and Investment Bank completed the acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. During the second quarter of 2000, CitiCapital strengthened its position in the U.S. leasing market through the purchase of Copelco.

Revenues by category were as follows:

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001         2000(1)       Change
----------------------------------------------------------------------------------------------------------------------------------
Commissions and fees                          $  940          $1,049         (10)         $ 1,984        $ 2,387         (17)
Investment banking                             1,139             964          18            2,374          1,963          21
Principal transactions                           835             993         (16)           2,396          2,282           5
Asset management and administration fees         503             546          (8)           1,039          1,046          (1)
Interest and dividend income, net              1,128             948          19            2,126          1,821          17
Other income                                     137             301         (54)             433            582         (26)
                                          ------------------------------               -----------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $4,682          $4,801          (2)         $10,352        $10,081           3
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $4.682 billion and $10.352 billion in the 2001 second quarter and 2001 six months decreased $119 million or 2% from the 2000 second quarter, but increased $271 million or 3% from the 2000 six months, respectively. Commissions and fees in the 2001 second quarter and six months decreased $109 million and $403 million, respectively, mainly reflecting lower customer transactional volumes in over-the-counter securities. Investment banking revenues increased $175 million or 18% and $411 million or 21% in the 2001 second quarter and six months, respectively, primarily due to growth in high-grade debt underwriting, partially offset by a decline in equity underwriting. For the 2001 six months, mergers and acquisitions fees also contributed to the increase, primarily due to completed transactions in the first quarter of 2001. Principal transactions revenues decreased $158 million in the 2001 second quarter compared to 2000, primarily reflecting declines in Global Equities, Commodities and Foreign Exchange partially offset by increases in Fixed Income. In the six months comparison, principal transactions revenues increased $114 million, mainly reflecting strong growth in Fixed Income, partially offset by decreases in Global Equities and Foreign Exchange. Net interest and dividend income increased $180 million or 19% and $305 million or 17% in the 2001 second quarter and six months, respectively, mainly in Fixed Income and Loans. Other income decreased $164 million and $149 million in the 2001 second quarter and six months, respectively, primarily reflecting a decrease in earnings from the investment in Nikko Securities and a change in intercompany billing practices that had the effect of reducing other income and other expense. Asset management and administration fees include results from assets managed by the Financial Consultants and other internally-managed assets as well as those that are managed through the Consulting Group. For the 2001 second quarter and six months, asset management and administration fees decreased $43 million or 8% and $7 million or 1%, respectively, from the 2000 periods, primarily due to a decrease in assets under fee-based management billings, which are calculated on a quarter lag.

Total assets under fee-based management at June 30, were as follows:

                                                                                          JUNE 30,       June 30,        %
IN BILLIONS OF DOLLARS                                                                      2001           2000       Change
-------------------------------------------------------------------------------------------------------------------------------
Financial Consultant managed accounts                                                      $ 57.0         $ 58.2        (2)
Consulting Group internally managed assets                                                  149.1          135.8        10
                                                                                        ---------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT(1)                                                 $206.1         $194.0         6
----------------------------------------------------------------------------------------=======================================

(1) Includes assets managed jointly with Citigroup Asset Management.
--------------------------------------------------------------------------------

Adjusted operating expenses were $3.045 billion in the 2001 second quarter, down $235 million or 7% compared to the prior-year quarter primarily due to decreases in compensation and benefits and other operating and administrative expenses. Compensation and benefits decreased primarily as a result of declines in production-related compensation and savings from restructuring actions initiated in the first quarter of 2001. Other operating and administrative expenses declined $170 million primarily due to tight expense controls and a change in intercompany billing practices that had the effect of reducing other expense and other income. Expenses were up $472 million or 7% to $6.915 billion for the 2001 six months primarily due to increased compensation and benefits in the first quarter of 2001 and investment spending to expand product platforms.

The provision for credit losses was $230 million in the 2001 second quarter and $460 million in the 2001 six months, up $70 million and $210 million from the respective 2000 periods, reflecting increases in CitiCapital and Corporate Finance. Net credit losses increased in CitiCapital principally due to higher write-offs in the transportation portfolio. Net credit losses increased in Corporate Finance primarily due to a write-down on a loan in the retail industry.

Cash-basis loans were $1.149 billion at June 30, 2001, $776 million at December 31, 2000 and $611 million at June 30, 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was primarily related to the transportation portfolio. The increase in Corporate Finance was primarily attributable to borrowers in the retail and telecommunication industries and asbestos-related bankruptcies. The OREO portfolio totaled $107 million, down $8 million from December 31, 2000 and $28 million from June 30, 2000. The improvements in OREO were primarily related to the North America real estate portfolio. Other Repossessed Assets at June 30, 2001 were $382 million, up $111 million from December 31, 2000 and $143 million from June 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 second quarter levels due to weakening U.S. economic conditions and stress in the telecommunications industry. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $1,852          $1,629          14           $3,743         $3,200          17
Adjusted operating expenses(2)                 1,052           1,000           5            2,172          1,949          11
Provision for credit losses                       59              80         (26)             106            167         (37)
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          741             549          35            1,465          1,084          35
Income taxes                                     266             201          32              530            396          34
Minority interest, after-tax                       8               3          NM               12              3          NM
                                          ------------------------------               -----------------------------
CORE INCOME                                      467             345          35              923            685          35
Restructuring-related items, after-tax           (27)              3          NM              (29)             3          NM
                                          ------------------------------               -----------------------------
INCOME                                        $  440          $  348          26           $  894         $  688          30
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)       $  118          $  101          17           $  116         $   99          17
Return on assets                                1.50%           1.39%                        1.55%          1.40%
------------------------------------------========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.59%           1.37%                        1.60%          1.39%
------------------------------------------========================================================================================

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

EM Corporate & GTS core income was $467 million and $923 million in the 2001 second quarter and six months, up $122 million or 35% and $238 million or 35% from the comparable 2000 periods. The improvements reflect broad-based growth in trading-related revenues, the contribution of Bank Handlowy, the impact of net investment hedging, disciplined expense management, lower credit costs and a building sale in Asia. Income of $440 million in the 2001 second quarter and $894 million for the 2001 six months included restructuring-related charges of $27 million ($39 million pretax) and $29 million ($42 million pretax), respectively. Income of $348 million in the 2000 second quarter and $688 million in the 2000 six months included restructuring-related credits of $3 million ($4 million pretax) and $3 million ($3 million pretax), respectively.

Revenues, net of interest expense, were $1.852 billion and $3.743 billion in the 2001 second quarter and six months, up $223 million or 14% and $543 million or 17% from the respective 2000 periods. Revenue growth primarily reflects increased trading-related revenues across all regions, the impact of the acquisition of Bank Handlowy in CEEMEA, benefits from net investment hedging in CEEMEA and Latin America and a building sale in Asia.

Adjusted operating expenses increased $52 million or 5% to $1.052 billion in the 2001 second quarter and $223 million or 11% to $2.172 billion in the 2001 six months compared to the respective 2000 periods. The increases reflect the impact of the acquisition of Bank Handlowy and volume-related increases, partially offset by cost controls in all regions and benefits from foreign currency translation effects.

The provision for credit losses totaled $59 million and $106 million in the 2001 second quarter and six months, down $21 million or 26% and $61 million or 37% from the respective 2000 periods. The decrease reflects lower net credit write-offs in Asia and the impact of 2000 second quarter write-offs taken in Bolivia. Cash-basis loans at June 30, 2001 were $1.443 billion, up $311 million from June 30, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and CEEMEA. Cash basis loans increased $295 million from December 31, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and Asia, partially offset by decreases in CEEMEA. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 second quarter levels due to weakening global economic conditions, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

COMMERCIAL LINES

                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)         Change          2001         2000(1)       Change
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $2,018          $1,788           13           $3,988         $3,507          14
Claims and claim adjustment expenses           1,124           1,009           11            2,219          1,940          14
Total operating expenses                         506             403           26            1,005            800          26
                                          -------------------------------               -------------------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          388             376            3              764            767          --
Income taxes                                     102              96            6              200            198           1
Minority interest, after-tax                      --               8         (100)              --             50        (100)
                                          -------------------------------               -------------------------------------------
INCOME(2)                                     $  286          $  272            5           $  564         $  519           9
------------------------------------------=========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Excludes investment gains/losses included in Investment Activities segment.

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported income of $286 million and $564 million in the 2001 second quarter and six months, up from $272 million and $519 million in the comparable periods of 2000. The slight improvements in the 2001 second quarter and six months over the 2000 second quarter and six months reflect the benefit of rate increases and higher favorable prior-year reserve development, largely offset by increased loss cost trends, lower net investment income and higher catastrophe losses. Also reflected in the 2001 six months are the incremental earnings from the minority interest buyback. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

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

Net written premiums by market were as follows:

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN MILLIONS OF DOLLARS                          2001            2000        Change           2001           2000        Change
----------------------------------------------------------------------------------------------------------------------------------
National Accounts                             $   77          $   59          31           $  203         $  151          34
Commercial Accounts                              527             457          15            1,074            945          14
Select Accounts                                  440             407           8              869            794           9
Specialty Accounts                               512             481           6            1,069            813          31
                                          ------------------------------               -----------------------------
TOTAL NET WRITTEN PREMIUMS                    $1,556          $1,404          11           $3,215         $2,703          19
------------------------------------------========================================================================================

Commercial Lines net written premiums in the 2001 second quarter and six months totaled $1.556 billion and $3.215 billion, respectively, compared to $1.404 billion and $2.703 billion in the comparable periods of 2000. Included in Specialty Accounts net written premiums in the 2000 second quarter and six months is an increase of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The trend in written premiums for all lines reflects the impact of an improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the net written premium increases were the impact of the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, the impact on Specialty Accounts of the Reliance Surety acquisition and the acquisition of the renewal rights for the Frontier business. The increase in National Accounts net written premiums is due to the purchase of less reinsurance, reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the re-population of the involuntary pools.

National Accounts new business was moderately lower in the 2001 second quarter than in the 2000 second quarter and was significantly lower in the 2001 six months than in the 2000 six months, reflecting the continued disciplined approach to underwriting and risk management. National Accounts business retention ratio in the 2001 second quarter and six months was moderately lower than in the 2000 comparable periods.

Commercial Accounts new business in the 2001 second quarter and six months was marginally lower than in the comparable periods of 2000, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio in the 2001 second quarter was moderately lower than in the 2000 second quarter and significantly lower in the 2001 six-month period compared to the 2000 six-month period, reflecting the continued disciplined approach to achieving acceptable levels of account profitability.

New business in Select Accounts in the 2001 second quarter and six months was marginally higher than in the comparable periods of 2000, reflecting the increased market activity resulting from the pricing environment. Select Accounts business retention ratio in the 2001 second quarter and six months was marginally lower than in the comparable periods of 2000.

Catastrophe losses, net of taxes and reinsurance, were $13 million and $21 million in the 2001 second quarter and six months, respectively. There were no catastrophe losses in the 2000 first and second quarters. Catastrophe losses in 2001 were primarily due to the Seattle earthquake in the first quarter and Tropical Storm Allison in the second quarter.

The statutory combined ratio before policyholder dividends for Commercial Lines in the 2001 second quarter and six months was 101.3% and 100.9%, respectively, compared to 105.6% and 103.0% in the comparable periods of 2000. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2001 second quarter and six months was 101.5% and 99.9%, respectively, compared to 100.7% and 100.3% in the comparable periods of 2000. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 second quarter and six months statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the 2000 second quarter statutory and GAAP combined ratios before policyholder dividends would have been 104.5% and 103.3%, respectively, and for the 2000 six-month period would have been 102.4% and 101.7%, respectively.

The improvement in the 2001 second quarter and six-month statutory and GAAP combined ratios before policyholder dividends compared to the 2000 second quarter and six-month statutory and GAAP combined ratios before policyholder dividends, excluding the related adjustment above, was primarily due to premium growth related to rate increases, the impact of the business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and higher favorable prior-year reserve development. This was partially offset by increased loss cost trends and catastrophe losses due to the Seattle earthquake in the 2001 first quarter and Tropical Storm Allison in the 2001 second quarter.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At June 30, 2001, approximately 80% of the net aggregate reserve (i.e., approximately $354 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 20% of the net environmental loss reserve (i.e., approximately $88 million), consists of case reserves for resolved claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At June 30, 2001, approximately 87% (i.e., approximately $705 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 13% of the net aggregate reserve (i.e., approximately $109 million), is for pending asbestos claims.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products / operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

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

                                                                 JUNE 30,          Mar. 31,         Dec. 31,          June 30,
IN MILLIONS OF DOLLARS                                             2001              2001             2000              2000
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank                                  $1,149            $1,149           $  776            $  611
   EM Corporate & GTS                                              1,443             1,205            1,148             1,132
                                                             ---------------------------------------------------------------------
Total Global Corporate                                             2,592             2,354            1,924             1,743
Insurance and Investment Activities                                   37                63               46                41
                                                             ---------------------------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS(1)                              $2,629            $2,417           $1,970            $1,784
-------------------------------------------------------------=====================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank                                    $230            $  229           $  201            $  144
   EM Corporate & GTS                                                 57                48               37                81
                                                             ---------------------------------------------------------------------
TOTAL NET CREDIT LOSSES                                             $287            $  277           $  238            $  225
-------------------------------------------------------------=====================================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $2.629 billion, $2.417 billion, $1.970 billion, and $1.784 billion at June 30, 2001, March 31, 2001, December 31, 2000 and June 30, 2000, respectively. Cash-basis loans in the Corporate and Investment Bank were $1.149 billion at June 30, 2001 and March 31, 2001, $776 million at December 31, 2000 and $611 million at June 30, 2000, reflecting increases in CitiCapital and Corporate Finance. The increase in CitiCapital was primarily related to the transportation portfolio. The increase in Corporate Finance was primarily attributable to borrowers in the retail and telecommunication industries and asbestos-related bankruptcies. EM Corporate & GTS cash-basis loans at June 30, 2001 were $1.443 billion, up $311 million from June 30, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and CEEMEA. Cash basis loans increased $295 million from December 31, 2000 primarily due to increases in Latin America (specifically in Argentina and Mexico) and Asia, partially offset by decreases in CEEMEA. Other Repossessed Assets at June 30, 2001 were $382 million, up $111 million from December 31, 2000 and up $143 million from June 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital.

Total commercial net credit losses of $287 million in the second quarter of 2001 increased $62 million compared to the second quarter of 2000, reflecting increases in the Corporate and Investment Bank partially offset by a decline in EM Corporate & GTS. Corporate and Investment Bank net credit losses of $230 million in the 2001 second quarter were up $86 million compared to the second quarter of 2000, reflecting increases in CitiCapital and Corporate Finance. Net credit losses increased in CitiCapital principally due to higher write-offs in the transportation portfolio. Net credit losses increased in Corporate Finance primarily due to a write-down on a loan in the retail industry. EM Corporate & GTS net credit losses of $57 million in the 2001 second quarter were down $24 million from the respective 2000 period. The reduction in net credit losses reflects improvements in Asia and the impact of 2000 second quarter write-offs taken in Bolivia. For a further discussion of trends by business, see the business discussions on pages 20 - 24.

Citigroup's allowance for credit losses of $8.917 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $4.003 billion at June 30, 2001 compared to $4.001 billion, $4.015 billion and $3.790 billion at March 31, 2001, December 31, 2000 and June 30, 2000, respectively. The increase in the allowance in 2000 primarily reflects additional provisions related to the transportation portfolio and the impact of acquisitions. The decrease in the allowance as a percentage of total commercial loans compared to December 31, 2000 was primarily due to growth in the commercial loan portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 second quarter levels due to the slowdown in the U.S. economy, weakening global economic conditions, stress in the telecommunications industry, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

                                                                  JUNE 30,          Mar. 31,         Dec. 31,         June 30,
IN BILLIONS OF DOLLARS                                              2001              2001             2000             2000
-----------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                             $4.003            $4.001           $4.015           $3.790
As a percentage of total commercial loans                            2.79%             2.75%            2.90%            2.83%
-------------------------------------------------------------======================================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                         2001          2000(1)        Change          2001         2000(1)       Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $867            $818           6           $1,774         $1,617          10
Total operating expenses(2)                      571             539           6            1,165          1,032          13
Provision for credit losses                        1               3         (67)               3             25         (88)
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          295             276           7              606            560           8
Income taxes                                     115             106           8              233            216           8
Minority interest, after-tax                      --              --          --                1             --          NM
                                          ------------------------------               -----------------------------
CORE INCOME                                      180             170           6              372            344           8
Restructuring-related items, after-tax            (7)              1          NM               (7)             1          NM
                                          ------------------------------               -----------------------------
INCOME                                          $173            $171           1           $  365         $  345           6
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuing-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Investment Management and Private Banking is composed of Citigroup Asset Management and The Citigroup Private Bank. These businesses offer a broad range of asset management products and services including mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income of $180 million in the 2001 second quarter and $372 million in the 2001 six months was up $10 million or 6% and $28 million or 8% from the year-ago periods. The increase in core income reflects growth in The Citigroup Private Bank primarily due to increased customer activity and lower provision for credit losses, partially offset by decreases in Citigroup Asset Management, as growth in asset-based fee revenues was more than offset by increased expenses.

Income of $173 million in the 2001 second quarter and $365 million in the 2001 six months included a restructuring-related charge of $7 million ($13 million pretax). Income of $171 million in the 2000 second quarter and $345 million in the 2000 six months included a restructuring-related credit of $1 million ($2 million pretax). See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

CITIGROUP ASSET MANAGEMENT

                                           THREE MONTHS ENDED JUNE 30,        %          SIX MONTHS ENDED JUNE 30,        %
                                          ------------------------------               -----------------------------
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $492            $479           3           $1,009           $915          10
Total operating expenses(2)                      345             328           5              704            607          16
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                          147             151          (3)             305            308          (1)
Income taxes                                      60              60          --              122            123          (1)
Minority interest, after-tax                      --              --          --                1             --          NM
                                          ------------------------------               -----------------------------
CORE INCOME                                       87              91          (4)             182            185          (2)
Restructuring-related items, after-tax            (3)             --          NM               (3)            --          NM
                                          ------------------------------               -----------------------------
INCOME                                          $ 84            $ 91          (8)          $  179           $185          (3)
------------------------------------------========================================================================================
Assets under management
  (IN BILLIONS OF DOLLARS)(3)(4)                $409            $389           5           $  409           $389           5
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3) Includes $29 billion and $31 billion in 2001 and 2000, respectively, for The Citigroup Private Bank clients.
(4) Includes Unit Investment Trusts held in client accounts of $8 billion and $11 billion and Emerging Markets Pension Administration assets under management of $7 billion and $5 billion in 2001 and 2000, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

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

Core income of $87 million and $182 million in the 2001 second quarter and six months was down $4 million or 4% and $3 million or 2% from the comparable 2000 periods, reflecting growth in asset-based fee revenues that was more than offset by increased expenses. Income of $84 million in the 2001 second quarter and $179 million for the 2001 six months included a restructuring-related charge of $3 million ($6 million pretax). See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

Assets under management for the 2001 second quarter rose 5% from the year-ago quarter to $409 billion, reflecting strong net flows that were partially offset by negative market activity and the transfer of retail Money Market assets to the SSB Bank Deposit Program. Institutional client assets were $173 billion at June 30, 2001, up 13% compared to the year-ago quarter aided by cross-selling efforts, including $11 billion in client assets raised from Global Corporate customers. Retail client assets were $229 billion, down 1% compared to a year ago, primarily reflecting lower market values and the impact of the SSB Bank Deposit Program on money market funds partially offset by strong net flows.

Sales of proprietary mutual funds and managed account products at SSB were $7.3 billion in the second quarter of 2001, up 51% from the 2000 second quarter primarily driven by growth in managed account products. These sales represented 58% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network were $3.2 billion in the 2001 second quarter, representing 65% of total sales, including $2.2 billion in International and $1 billion in the U.S. Primerica sold $509 million of proprietary U.S. mutual and money funds, representing 66% of Primerica's total sales in the 2001 second quarter compared to 46% in the year-ago quarter.

Revenues, net of interest expense, of $492 million and $1.009 billion in the 2001 second quarter and six months increased $13 million or 3% and $94 million or 10% from the 2000 second quarter and six months, respectively, primarily due to growth in asset-based fee revenues corresponding to the increase in assets under management. For the six months comparison, revenues from the acquisitions of Siembra, Garante, and Colfondos in the Global Retirement Services business also contributed to the increase.

Operating expenses of $345 million and $704 million in the 2001 second quarter and the six months were up $17 million or 5% and $97 million or 16% from the 2000 periods, primarily reflecting increased compensation and benefits and investments in sales and marketing. The acquisitions in the Global Retirement Services business also contributed to the increase for the six months comparison.

THE CITIGROUP PRIVATE BANK

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------       %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)       Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $375            $339          11             $765           $702           9
Total operating expenses(2)                      226             211           7              461            425           8
Provision for credit losses                        1               3         (67)               3             25         (88)
                                          ------------------------------               -----------------------------
CORE INCOME BEFORE TAXES                         148             125          18              301            252          19
Income taxes                                      55              46          20              111             93          19
                                          ------------------------------               -----------------------------
CORE INCOME                                       93              79          18              190            159          19
Restructuring-related items, after-tax            (4)              1          NM               (4)             1          NM
                                          ------------------------------               -----------------------------
INCOME                                          $ 89            $ 80          11             $186           $160          16
------------------------------------------========================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $ 26            $ 25           4              $26           $ 24           8
Return on assets                                1.37%           1.29%                        1.44%          1.34%
----------------------------------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                1.43%           1.27%                        1.47%          1.33%
------------------------------------------========================================================================================
Client business volumes under
  management (IN BILLIONS OF DOLLARS)            150             149           1              150            149           1
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $93 million in the 2001 second quarter and $190 million in the 2001 six months, up $14 million or 18% and $31 million or 19% from the 2000 periods, primarily reflecting increased customer activity across most products and lower provision for credit losses. Income of $89 million in the 2001 second quarter and $186 million for the 2001 six months included a restructuring-related charge of $4 million ($7 million pretax). Income of $80 million in the 2000 second quarter and $160 million in the 2000 six months included a restructuring-related credit of $1 million ($2 million pretax).

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $150 billion at the end of the 2001 second quarter, up $1 billion or 1% from $149 billion at the end of the year-ago quarter. The increase primarily reflects growth in Asia, partially offset by decreases in CEEMEA and Europe.

Revenues, net of interest expense, were $375 million in the 2001 second quarter and $765 million in the six months, up $36 million or 11% and $63 million or 9% from the 2000 periods. Revenue growth was driven by the impact of lower interest rates, higher placement fees, increased client trading activity and higher loan spreads. In the 2001 second quarter and six months, the increase in revenues reflects continued favorable trends in the U.S., up $17 million or 14% and $26 million or 11%, respectively, from the comparable 2000 periods. International revenues increased $19 million or 9% from the 2000 second quarter and $37 million or 8% from the 2000 six months primarily due to growth in Asia and Japan.

Operating expenses of $226 million and $461 million in the 2001 second quarter and six months were up $15 million or 7% and $36 million or 8% from the respective 2000 periods, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses was $1 million in the 2001 second quarter and $3 million in the 2001 six months, down $2 million and $22 million from the respective 2000 periods. The decline was primarily related to a provision taken in the 2000 periods for a loan in Europe. Loans 90 days or more past due at the 2001 quarter-end were $64 million or 0.26% of total loans outstanding, compared with $78 million or 0.32% at the end of the 2000 second quarter.

CORPORATE/OTHER

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
   NET OF INTEREST EXPENSE(2)                  ($128)          ($160)         20            ($293)         ($248)        (18)
Adjusted operating expenses(2)                   166             121          37              317            444         (29)
Adjusted credit for benefits, claims,
  and credit losses(2)                            --              (1)        100               --             (2)        100
                                          ------------------------------               -----------------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS          (294)           (280)         (5)            (610)          (690)         12
Income tax benefits                             (109)            (87)        (25)            (208)          (253)         18
                                          ------------------------------               -----------------------------
CORE INCOME (LOSS)                              (185)           (193)          4             (402)          (437)          8
Restructuring-related items, after-tax(3)         --             (17)        100               --            (96)        100
                                          ------------------------------               -----------------------------
LOSS                                           ($185)          ($210)         12            ($402)         ($533)         25
------------------------------------------========================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes Housing Finance unit charge and restructuring-related items.
(3) The 2000 six-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of Associates Housing Finance unit.
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

Core loss of $185 million and $402 million in the 2001 second quarter and six months decreased $8 million or 4% and $35 million or 8% over the respective prior-year periods. The 2001 second quarter results, as compared to the prior-year second quarter, included lower net treasury costs, partially offset by increases in certain unallocated corporate costs and inter-segment eliminations. The six-month 2001 results, as compared to the prior-year six-month period, included lower expenses primarily related to a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains. The decrease in expenses was partially offset by increased funding costs primarily related with the Associates acquisition and intersegment eliminations.

INVESTMENT ACTIVITIES

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       %       -----------------------------      %
IN MILLIONS OF DOLLARS                          2001          2000(1)       Change           2001         2000(1)      Change
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $361            $426         (15)            $594         $1,468         (60)
Total operating expenses                          22              23          (4)              53             49           8
                                          ------------------------------               -----------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          339             403         (16)             541          1,419         (62)
Income taxes                                     112             146         (23)             183            520         (65)
Minority interest, after-tax                      --              (1)        100               (1)            (8)         88
                                          ------------------------------               -----------------------------
INCOME                                          $227            $258         (12)            $359         $  907         (60)
------------------------------------------========================================================================================

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

Revenues, net of interest expense, of $361 million for the 2001 second quarter decreased $65 million or 15% from 2000, primarily reflecting lower realized gains in certain proprietary investments and the refinancing portfolio, impairment write-downs in the 2001 second quarter in insurance-related and other proprietary investments, partially offset by an increase in venture capital results. For the 2001 six months, revenues, net of interest expense, of $594 million decreased $874 million or 60% from the 2000 six months, primarily reflecting lower venture capital results, partially offset by increased gains in insurance-related investments. The 2000 first quarter included losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and write-downs in the refinancing portfolio.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global economic and political conditions, levels of activity in the global capital markets, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including uncertainty in the U.S., Japan and the Latin American region, the performance of global financial markets, prevailing inflation and interest rates, stress in the telecommunications industry and the rising cost of medical care; the effects of competitors' pricing policies; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

Market risk at Citigroup is managed through corporate-wide standards and business-specific policies and procedures which are described more fully in Citigroup's 2000 Annual Report and Form 10-K.

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

The following table illustrates the impact to Citigroup pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of June 30, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on pretax earnings within the next twelve months of $78 million and the negative impact ranged from $66 million to $144 million at each month-end during the 2001 second quarter. A 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact on pretax earnings over the next 12 months of $147 million and the positive impact ranged from $108 million to $156 million at each month-end during the quarter. The potential impact on pretax earnings for periods beyond the first 12 months was an increase of $1,428 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1,467 million from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior year reflects the growth in Citigroup's fixed funding as well as the reduction in the use of derivatives in managing our risk portfolio. The change in Earnings-at-Risk from the prior year-end reflects the cancellation of receive fixed swaps, the growth in Citigroup's fixed funding, and the change in mortgage prepayment characteristics in our portfolio.

As of June 30, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings over the next 12 months of $261 million and the negative impact ranged from $209 million to $261 million at each month-end during the 2001 second quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings over the next 12 months of $263 million and the positive impact ranged from $211 million to $263 million at each month-end during the quarter. The potential impact on pretax earnings for periods beyond the first 12 months was a decrease of $361 million for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $373 million for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year and from the prior year-end reflects the change in the use of derivatives in managing the risk portfolio and a change in the asset/liability mix to reflect Citigroup's current view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)(2)


IN MILLIONS                JUNE 30, 2001                         DECEMBER 31, 2000                          JUNE 30, 2000
OF DOLLARS       U.S. DOLLAR      NON-U.S. DOLLAR(3)     U.S. DOLLAR       NON-U.S. DOLLAR        U.S. DOLLAR      NON-U.S. DOLLAR
------------------------------------------------------------------------------------------------------------------------------------
              INCREASE  DECREASE  INCREASE  DECREASE  Increase  Decrease  Increase  Decrease  Increase  Decrease  Increase  Decrease
              ----------------------------------------------------------------------------------------------------------------------
Twelve months
  and less    ($   78)   $  147     ($261)     $263     ($243)    $ 270     ($187)     $189     ($189)    $ 207     ($211)    $212
Thereafter      1,428    (1,467)     (361)      373       778      (883)      (98)      115       373      (409)     (140)     143
              ----------------------------------------------------------------------------------------------------------------------
Total          $1,350   ($1,320)    ($622)     $636     $ 535     ($613)    ($285)     $304     $ 184     ($202)    ($351)    $355
--------------======================================================================================================================

(1)   Excludes the Travelers Insurance Companies (see below).
(2) Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to reflect a more consistent view for managing price risk throughout the organization.
(3) Primarily results from Earnings-at-Risk in the Japanese Yen, the Mexican Peso and the Euro.
--------------------------------------------------------------------------------

TRAVELERS INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the Travelers Insurance Companies, as a result of a 100 basis point increase in interest rates.

                                                                                 JUNE 30,       December 31,      June 30,
IN MILLIONS OF DOLLARS                                                             2001             2000            2000
-----------------------------------------------------------------------------------------------------------------------------
Assets
   Investments                                                                    $3,057           $2,715          $2,693
-----------------------------------------------------------------------------------------------------------------------------
Liabilities
   Long-term debt                                                                 $   27           $   28          $   28
   Contractholder funds                                                              571              542             519
   Redeemable securities of subsidiary trusts                                         86               44              85
--------------------------------------------------------------------------------=============================================

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

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products, established by the business and approved by independent market risk management.

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

New and/or complex products in trading portfolios are required to be reviewed and approved by the Global Corporate Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood and can be measured, managed, and reported in accordance with applicable Global Corporate policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $68 million at June 30, 2001. Daily exposures averaged $73 million during the 2001 second quarter and ranged from $60 million to $96 million.

The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2001 and December 31, 2000, along with the averages.

                                                                                      2001                             Full
                                                                                     Second                            Year
                                                                  JUNE 30,           Quarter       December 30,        2000
IN MILLIONS OF DOLLARS                                              2001             Average           2000          Average(1)
----------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $57               $64              $53             $43
Foreign exchange                                                      12                12               11              10
Equity                                                                18                19               24              20
All other (primarily commodity)                                       20                21               15              14
Covariance adjustment                                                (39)              (43)             (39)            (35)
                                                              --------------------------------------------------------------------
Total                                                                $68               $73              $64             $52
--------------------------------------------------------------====================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the second quarter of 2001 and all of 2000.

                                                                            2001                             2000(1)
                                                             ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                              LOW              HIGH              Low              High
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                      $55               $90              $36               $55
Foreign exchange                                                     7                19                6                19
Equity                                                              10                53               11                47
All other (primarily commodity)                                     16                27                6                30
-------------------------------------------------------------======================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and to a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the risk management framework described in Citigroup's 2000 Annual Report and Form 10-K.

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at June 30, 2001 and December 31, 2000 include:

                                                                                        JUNE 30, 2001              December 31, 2000
-----------------------------------------------------------------------------------------------------   ----------------------------
                    CROSS-BORDER CLAIMS ON THIRD PARTIES
                 -----------------------------------------  INVESTMENTS
                                                               IN AND
                 TRADING AND      CROSS-                     FUNDING OF      TOTAL                         Total
IN BILLIONS OF    SHORT-TERM   BORDER RESALE   ALL              LOCAL    CROSS-BORDER                   Cross-Border
 DOLLARS          CLAIMS(1)     AGREEMENTS    OTHER  TOTAL   FRANCHISES  OUTSTANDINGS  COMMITMENTS(2)   Outstandings  Commitments(2)
-----------------------------------------------------------------------------------------------------   ----------------------------
Japan               $2.7           $8.1(3)    $2.1   $12.9      $4.6        $17.5         $ 0.7             $7.4           $0.8
Germany              5.4            5.8        1.9    13.1       2.0         15.1           5.7             12.4            7.1
France               5.4            3.8        1.8    11.0        --         11.0           7.5             13.4            8.4
Italy                5.4            1.8        1.8     9.0       1.8         10.8           4.1              9.9            5.7
Brazil               2.9             --        2.5     5.4       4.8         10.2           0.2              8.1            0.2
United Kingdom       3.9            2.5        3.6    10.0        --         10.0          15.4             10.9           15.4
Canada               2.8            0.1        2.7     5.6       2.6          8.2           5.0              8.9            5.0
Netherlands          5.2            1.2        1.7     8.1        --          8.1           2.1             10.6            1.9
-----------------===================================================================================================================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(3) Increase from December 31, 2000 primarily represents resale agreements primarily collateralized by U.S. treasury securities.
--------------------------------------------------------------------------------

Total cross-border outstandings for June 30, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $13.8 billion for Japan, $16.3 billion for Germany, $13.5 billion for France, $14.1 billion for Italy, $12.5 billion for Brazil, $9.8 billion for the United Kingdom, $8.5 billion for Canada, and $8.5 billion for the Netherlands.

Total cross-border outstandings for December 31, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $9.1 billion for Japan, $16.8 billion for Germany, $13.5 billion for France, $13.9 billion for Italy, $9.8 billion for Brazil, $9.6 billion for the United Kingdom, $9.0 billion for Canada, and $7.7 billion for the Netherlands.

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

Citigroup, Citicorp and certain of its subsidiaries, TPC and The Travelers Insurance Company (TIC) issue commercial paper directly to investors. All of the commercial paper issued by subsidiaries of Citicorp is guaranteed by Citicorp. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper. TPC and TIC each maintains unused credit availability under their respective bank lines of credit at least equal to the amount of outstanding commercial paper.

Citigroup has a $500 million 364-day revolving credit agreement that extends to May 2002. Under this facility, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). Citigroup exceeded this requirement by approximately $46.8 billion at June 30, 2001. At June 30, 2001, there were no borrowings outstanding under this facility.

Associates, a subsidiary of Citicorp, has a combination of unutilized bilateral and syndicated credit facilities of $18.6 billion as of June 30, 2001. These facilities, which have maturities ranging from 2001 to 2005, are all guaranteed by Citicorp. CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp, has unutilized revolving credit facilities in the amount of $3.4 billion that expire in 2002 and are guaranteed by Citicorp. In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2001, this requirement was exceeded by approximately $33.6 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

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

CITIGROUP RATIOS

                                                                                     JUNE 30,         Mar. 31,          Dec. 31,
                                                                                       2001             2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                         8.82%            8.56%             8.38%
Total capital (Tier 1 and Tier 2)                                                     11.49            11.31             11.23
Leverage(1)                                                                            6.17             6.10              5.97
Common stockholders' equity                                                            7.21             7.09              7.14
--------------------------------------------------------------------------------==================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the second quarter of 2001. Total capital (Tier 1 and Tier 2) amounted to $76.2 billion at June 30, 2001, representing 11.49% of net risk-adjusted assets. This compares with $75.0 billion and 11.31% at March 31, 2001 and $73.0 billion and 11.23% at December 31, 2000. Tier 1 capital of $58.5 billion at June 30, 2001 represented 8.82% of net risk-adjusted assets, compared to $56.7 billion and 8.56% at March 31, 2001 and $54.5 billion and 8.38% at December 31, 2000. Citigroup's leverage ratio was 6.17% at June 30, 2001 compared to 6.10% at March 31, 2001 and 5.97% at December 31, 2000.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                   JUNE 30,        Mar. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                                               2001            2001              2000
---------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                                        $68,765        $  66,912         $  64,461
Perpetual preferred stock                                                            1,763            1,747             1,745
Mandatorily redeemable securities of subsidiary trusts                               4,575            4,920             4,920
Minority interest                                                                      343              348               334
Accumulated net losses on cash flow hedges, net of tax                                  42               52                --
Less: Net unrealized gains on securities available for sale(1)                        (949)          (1,129)             (973)
Intangible assets:
   Goodwill                                                                        (11,975)         (11,949)          (11,972)
   Other intangible assets                                                          (3,556)          (3,640)           (3,572)
Net unrealized losses on available-for-sale equity securities, net of tax(1)           (87)            (122)              (68)
50% investment in certain subsidiaries(2)                                              (92)             (90)              (82)
Other                                                                                 (302)            (305)             (295)
                                                                                -------------------------------------------------
TOTAL TIER 1 CAPITAL                                                                58,527           56,744            54,498
---------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses(3)                                                       8,299            8,293             8,140
Qualifying debt(4)                                                                   9,490           10,004            10,492
Less: 50% investment in certain subsidiaries(2)                                        (92)             (90)              (82)
                                                                                -------------------------------------------------
TOTAL TIER 2 CAPITAL                                                                17,697           18,207            18,550
                                                                                -------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                  $76,224          $74,951           $73,048
--------------------------------------------------------------------------------=================================================
NET RISK-ADJUSTED ASSETS(5)                                                       $663,235         $662,709          $650,351
--------------------------------------------------------------------------------=================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values net of tax.
(2) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $25.0 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of June 30, 2001, compared to $28.6 billion as of March 31, 2001 and $27.7 billion as of December 31, 2000. Market risk-equivalent assets included in net risk-adjusted assets amounted to $45.0 billion at June 30, 2001, $41.1 billion at March 31, 2001, and $39.6 billion at December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $4.3 billion during the first six months of 2001 to $68.8 billion at June 30, 2001, representing 7.21% of assets, compared to $64.5 billion and 7.14% at year-end 2000. The net increase in common stockholders' equity during the first six months of 2001 principally reflected net income of $7.1 billion and issuance of shares pursuant to employee benefit plans and other activity of $0.7 billion which was partially offset by treasury stock acquired of $2.0 billion and dividends declared on common and preferred stock of $1.5 billion. The increase in the common stockholders' equity ratio during the first six months of 2001 also reflected the above items, partially offset by the increase in total assets.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 2001 qualify as Tier 1 capital. The amount outstanding at June 30, 2001 includes $2.3 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2001, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citigroup. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

In June 2001, the Basel Committee on Banking Supervision (Committee) announced that it would issue a new consultative package on the new Basel Capital Accord (new Accord) in early 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized by year-end 2002, with implementation of the new framework beginning in 2005. The Company is monitoring the status and progress of the proposed rule.

Additionally, from time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 29.

CITICORP

Citicorp manages liquidity through a well-defined process described in Citigroup's 2000 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at June 30, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $705 million during the first six months of 2001 to $48.6 billion at June 30, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at June 30, 2001 was $86.6 billion, up from $80.3 billion at 2000 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months of 2001 included $11.8 billion of U.S. credit cards and $11.1 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first six months of 2001, the scheduled amortization of certain credit card securitization transactions made available $7.5 billion of new receivables. In addition, at least $5.7 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in Citigroup's 2000 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $8.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of June 30, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.6 billion of the available $8.0 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Citicorp is subject to risk-based capital guidelines issued by the FRB.

CITICORP RATIOS

                                                                                     JUNE 30,         Mar. 31,         Dec. 31,
                                                                                       2001             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                         8.43%            8.34%            8.41%
Total capital (Tier 1 and Tier 2)                                                     12.58            12.51            12.29
Leverage(1)                                                                            7.41             7.32             7.54
Common stockholder's equity                                                            8.66             8.47             8.68
--------------------------------------------------------------------------------===================================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 second quarter. Total capital (Tier 1 and Tier 2) amounted to $60.1 billion at June 30, 2001, representing 12.58% of net risk-adjusted assets. This compares with $59.6 billion and 12.51% at March 31, 2001 and $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $40.3 billion at June 30, 2001 represented 8.43% of net risk-adjusted assets, compared with $39.7 billion and 8.34% at March 31, 2001 and $39.7 billion and 8.41% at December 31, 2000. Citicorp's Tier 1 capital ratio at June 30, 2001 was above Citicorp's target range of 8.00% to 8.30%.

SALOMON SMITH BARNEY HOLDINGS INC. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in Citigroup's 2000 Annual Report and Form 10-K. Total assets were $281 billion at June 30, 2001, up from $238 billion at year-end 2000. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $5.0 billion 364-day revolving credit agreement that extends to May 2002. SSBHI may borrow under this revolving credit facility at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for this facility through commitment fees. Under this facility, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2001, this requirement was exceeded by approximately $4.7 billion. At June 30, 2001, there were no borrowings outstanding under this facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $25.2 billion at June 30, 2001 and $19.7 billion at December 31, 2000. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

TRAVELERS PROPERTY CASUALTY CORP. (TPC)

TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At June 30, 2001, this requirement was exceeded by approximately $5.6 billion. At June 30, 2001, there were no borrowings outstanding under this facility.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $650 million of dividends from its insurance subsidiaries during the first six months of 2001.

THE TRAVELERS INSURANCE COMPANY (TIC)

At June 30, 2001, TIC had $32.0 billion of life and annuity product deposit funds and reserves. Of that total, $17.7 billion is not subject to discretionary withdrawal based on contract terms. The remaining $14.3 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $3.6 billion of liabilities that are surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.6%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion of liabilities is surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $984 million of statutory surplus is available by the end of the year 2001 for such dividends without the prior approval of the Connecticut Insurance Department, of which $315 million was paid during the first six months of 2001.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                         2001           2000          2001           2000
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                                               $  9,753       $  9,127      $ 19,757       $ 17,576
Other interest and dividends                                                   7,013          6,666        14,182         12,660
Insurance premiums                                                             3,217          3,015         6,578          6,009
Commissions and fees                                                           3,752          4,035         7,884          8,159
Principal transactions                                                         1,417          1,435         3,742          3,158
Asset management and administration fees                                       1,331          1,332         2,720          2,616
Realized gains from sales of investments                                          60            280           511            107
Other income                                                                   1,311          1,169         2,284          3,589
                                                                         ---------------------------------------------------------
TOTAL REVENUES                                                                27,854         27,059        57,658         53,874
Interest expense                                                               8,469          8,839        17,992         16,524
                                                                         ---------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                       19,385         18,220        39,666         37,350
                                                                         ---------------------------------------------------------
BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                                       2,681          2,451         5,408          4,827
Provision for credit losses                                                    1,485          1,302         2,959          2,611
                                                                         ---------------------------------------------------------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                                      4,166          3,753         8,367          7,438
                                                                         ---------------------------------------------------------
OPERATING EXPENSES
Non-insurance compensation and benefits                                        4,762          4,630        10,091          9,217
Insurance underwriting, acquisition, and operating                               990            883         1,989          1,801
Restructuring-related items                                                      213              3           345             23
Other operating                                                                3,627          3,774         7,668          7,616
                                                                         ---------------------------------------------------------
TOTAL OPERATING EXPENSES                                                       9,592          9,290        20,093         18,657
                                                                         ---------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  5,627          5,177        11,206         11,255
Provision for income taxes                                                     1,960          1,818         3,950          3,985
Minority interest, net of income taxes                                            15             20            24             75
                                                                         ---------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          3,652          3,339         7,232          7,195
Cumulative effect of accounting changes(1)                                      (116)            --          (158)            --
                                                                         ---------------------------------------------------------
NET INCOME                                                                  $  3,536       $  3,339      $  7,074       $  7,195
-------------------------------------------------------------------------=========================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                       $   0.72       $   0.67      $   1.44       $   1.43
Cumulative effect of accounting changes(1)                                     (0.02)            --         (0.03)            --
                                                                         ---------------------------------------------------------
NET INCOME                                                                  $   0.70       $   0.67      $   1.41       $   1.43
-------------------------------------------------------------------------=========================================================
Weighted average common shares outstanding                                   4,979.6        4,977.1       4,982.2        4,976.3
-------------------------------------------------------------------------=========================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                       $   0.71       $   0.65      $   1.40       $   1.39
Cumulative effect of accounting changes(1)                                     (0.02)            --         (0.03)            --
                                                                         ---------------------------------------------------------
NET INCOME                                                                  $   0.69       $   0.65      $   1.37       $   1.39
-------------------------------------------------------------------------=========================================================
Adjusted weighted average common shares outstanding                          5,100.0        5,121.6       5,105.0        5,118.5
-------------------------------------------------------------------------=========================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                      JUNE 30,
                                                                                                        2001          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                              $     15,081     $     14,621
Deposits at interest with banks                                                                           15,199           16,164
Federal funds sold and securities borrowed or purchased under agreements to resell                       138,668          105,877
Brokerage receivables                                                                                     23,238           25,696
Trading account assets (including $28,174 and $30,502 pledged to creditors at June 30, 2001
  and December 31, 2000 respectively)                                                                    145,113          132,513
Investments (including $2,432 and $3,354 pledged to creditors at June 30, 2001
  and December 31, 2000, respectively)                                                                   123,480          120,122
Loans, net of unearned income
     Consumer                                                                                            224,923          228,879
     Commercial                                                                                          143,703          138,143
                                                                                                  ---------------------------------
Loans, net of unearned income                                                                            368,626          367,022
     Allowance for credit losses                                                                          (8,917)          (8,961)
                                                                                                  ---------------------------------
Total loans, net                                                                                         359,709          358,061
Reinsurance recoverables                                                                                  10,636           10,541
Separate and variable accounts                                                                            25,102           24,947
Other assets                                                                                              97,201           93,668
                                                                                                  ---------------------------------
TOTAL ASSETS                                                                                        $    953,427     $    902,210
--------------------------------------------------------------------------------------------------=================================
LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                  $     18,056     $     21,694
     Interest-bearing deposits in U.S. offices                                                            85,515           58,913
     Non-interest-bearing deposits in offices outside the U.S.                                            14,115           13,811
     Interest-bearing deposits in offices outside the U.S.                                               196,912          206,168
                                                                                                  ---------------------------------
Total deposits                                                                                           314,598          300,586
Federal funds purchased and securities loaned or sold under agreements to repurchase                     148,365          110,625
Brokerage payables                                                                                        16,517           15,882
Trading account liabilities                                                                               76,034           85,107
Contractholder funds and separate and variable accounts                                                   46,812           44,884
Insurance policy and claims reserves                                                                      45,432           44,666
Investment banking and brokerage borrowings                                                               12,817           18,227
Short-term borrowings                                                                                     45,923           51,675
Long-term debt                                                                                           121,705          111,778
Other liabilities                                                                                         50,121           47,654
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of -- Parent                                   2,300            2,300
                                                               -- Subsidiary                               2,275            2,620
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value           1,763            1,745
Common stock ($.01 par value; authorized shares: 15 billion), issued shares --
  5,351,143,583 AT JUNE 30, 2001 and at December 31, 2000                                                     54               54
Additional paid-in capital                                                                                16,881           16,504
Retained earnings                                                                                         64,460           58,862
Treasury stock, at cost: JUNE 30, 2001 -- 325,020,613 shares
  and December 31, 2000 -- 328,921,189 shares                                                            (10,763)         (10,213)
Accumulated other changes in equity from nonowner sources                                                    (90)             123
Unearned compensation                                                                                     (1,777)            (869)
                                                                                                  ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                70,528           66,206
                                                                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $    953,427     $    902,210
--------------------------------------------------------------------------------------------------=================================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                    -----------------------------
IN MILLIONS OF DOLLARS EXCEPT SHARES IN THOUSANDS                                                         2001           2000
---------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                                            $  1,745       $  1,895
Redemption of preferred stock                                                                                 --           (150)
Other                                                                                                         18              1
                                                                                                    -----------------------------
Balance, end of period                                                                                     1,763          1,746
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                                              16,558         15,361
Employee benefit plans                                                                                       307            546
Other                                                                                                         70             48
                                                                                                    -----------------------------
Balance, end of period                                                                                    16,935         15,955
---------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                                              58,862         47,997
Net income                                                                                                 7,074          7,195
Common dividends(1)                                                                                       (1,418)        (1,177)
Preferred dividends                                                                                          (58)           (61)
                                                                                                    -----------------------------
Balance, end of period                                                                                    64,460         53,954
---------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                                             (10,213)        (7,662)
Issuance of shares pursuant to employee benefit plans                                                      1,311          1,003
Treasury stock acquired                                                                                   (2,038)        (2,289)
Other                                                                                                        177             25
                                                                                                    -----------------------------
Balance, end of period                                                                                   (10,763)        (8,923)
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                                                 123          1,155
Cumulative effect of accounting changes(2)                                                                   118             --
Net change in unrealized gains and losses on investment securities, net of tax                              (125)        (1,249)
Net change for cash flow hedges, net of tax                                                                  (39)            --
Net change in foreign currency translation adjustment, net of tax                                           (167)          (267)
                                                                                                    -----------------------------
Balance, end of period                                                                                       (90)          (361)
---------------------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                                                (869)          (456)
Issuance of restricted stock, net of amortization                                                           (908)          (531)
                                                                                                    -----------------------------
Balance, end of period                                                                                    (1,777)          (987)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,026,123 IN 2001
  and 5,027,223 in 2000)                                                                                  68,765         59,638
                                                                                                    -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                              $ 70,528       $ 61,384
----------------------------------------------------------------------------------------------------=============================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                              $  7,074       $  7,195
Other changes in equity from nonowner sources, net of tax                                                   (213)        (1,516)
                                                                                                    -----------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                           $  6,861       $  5,679
----------------------------------------------------------------------------------------------------=============================

(1) Common dividends declared were 14 cents per share in both the first and second quarters of 2001, and 12 cents per share in both the first and second quarters of 2000.
(2) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                     -----------------------------
IN MILLIONS OF DOLLARS                                                                                     2001          2000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  7,074      $  7,195
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                        918           796
     Additions to deferred policy acquisition costs                                                        (1,224)       (1,017)
     Depreciation and amortization                                                                          1,352         1,274
     Provision for credit losses                                                                            2,959         2,611
     Change in trading account assets                                                                     (12,600)      (19,646)
     Change in trading account liabilities                                                                 (9,073)      (15,277)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell         (32,791)       (7,619)
     Change in federal funds purchased and securities loaned or sold under agreements to
       repurchase                                                                                          37,740        36,466
     Change in brokerage receivables net of brokerage payables                                              3,093        (4,275)
     Change in insurance policy and claims reserves                                                           766           824
     Net gains from sales of investments                                                                     (511)         (107)
     Venture capital activity                                                                                 145        (1,096)
     Restructuring-related items                                                                              345            23
     Cumulative effect of accounting changes, net of tax                                                      158            --
     Other, net                                                                                               408        (4,252)
                                                                                                     -----------------------------
TOTAL ADJUSTMENTS                                                                                          (8,315)      (11,295)
                                                                                                     -----------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                      (1,241)       (4,100)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                                                     965        (1,653)
Change in loans                                                                                           (17,424)      (48,241)
Proceeds from sales of loans                                                                               12,550        17,680
Purchases of investments                                                                                  (67,353)      (46,243)
Proceeds from sales of investments                                                                         46,755        27,855
Proceeds from maturities of investments                                                                    14,311        19,180
Other investments, primarily short-term, net                                                                 (699)       (1,108)
Capital expenditures on premises and equipment                                                               (932)         (950)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed
  assets                                                                                                      831           524
Business acquisitions                                                                                          --        (6,552)
                                                                                                     -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                     (10,996)      (39,508)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                             (1,476)       (1,238)
Issuance of common stock                                                                                      567           667
Redemption of preferred stock                                                                                  --          (150)
Redemption of mandatorily redeemable securities of subsidiary trusts                                         (345)           --
Treasury stock acquired                                                                                    (2,038)       (2,289)
Stock tendered for payment of withholding taxes                                                              (292)         (360)
Issuance of long-term debt                                                                                 26,696        17,604
Payments and redemptions of long-term debt                                                                (15,032)      (13,942)
Change in deposits                                                                                         14,012        24,769
Change in short-term borrowings and investment banking and brokerage borrowings                           (10,730)       15,626
Contractholder fund deposits                                                                                4,429         3,060
Contractholder fund withdrawals                                                                            (2,774)       (2,751)
                                                                                                     -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                  13,017        40,996
----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                 (320)         (284)
----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                                             460        (2,896)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                             14,621        15,978
                                                                                                     -----------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                                 $ 15,081      $ 13,082
-----------------------------------------------------------------------------------------------------=============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                                                             $  1,700      $  1,500
Cash paid during the period for interest                                                                 $ 17,841      $ 15,665
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                                          $    291      $    269
Non-cash effects of accounting for the conversion of investments in Nikko Securities Co., Ltd.           $     --      $    702
-----------------------------------------------------------------------------------------------------=============================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and 2000 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2000 Annual Report and Form 10-K.

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

2. BUSINESS DEVELOPMENTS

ACQUISITION OF BANACCI

On August 6, 2001, Citicorp completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banacci), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banacci shares tendered in response to Citicorp's offer to acquire all of Banacci's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banacci shareholders. Banacci's and Citigroup's operations in Mexico will be integrated and will conduct business under the "Banamex" brand name. The transaction will be accounted for under the purchase method of accounting.

ACQUISITION OF EAB

On July 17, 2001, Citicorp completed its acquisition of European American Bank
(EAB), a state-chartered bank with 97 branches in the New York area, for $1.6 billion plus the assumption of $350 million in EAB preferred stock. The transaction will be accounted for under the purchase method of accounting.

The Company is in the process of integrating these acquisitions. The Company is anticipating incurring a restructuring charge in the third quarter of 2001, related to these integrations.

3. ACCOUNTING CHANGES

ADOPTION OF EITF 99-20

During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $116 million after-tax, recorded as a charge to earnings.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2000, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than June 30, 2006 for transfers to certain master trusts. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity. It is not expected that SFAS 140 will materially affect the financial statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standards is expected to result in an increase in net income; however, the Company is still assessing the impact of the new standard. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

SFAS 142 stipulates that goodwill will no longer be amortized for all business combinations completed after June 30, 2001. This will impact the goodwill associated with the Company's acquisitions of EAB and Banacci. The beneficial impact of this change on 2001 earnings is not anticipated to be significant.

4. BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                           INCOME (LOSS)
                                                                                         BEFORE CUMULATIVE
                                                                                              EFFECT OF
                                              TOTAL REVENUES, NET   PROVISION (BENEFIT)  ACCOUNTING CHANGES
                                              OF INTEREST EXPENSE     FOR INCOME TAXES         (1)(2)          IDENTIFIABLE ASSETS
                                              ------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED JUNE 30,                     JUNE 30,   Dec. 31,
                                              --------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE
ASSETS IN BILLIONS                               2001     2000(3)     2001      2000(3)    2001     2000(3)      2001      2000(3)
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                $ 9,733   $ 8,918     $1,031     $  909    $1,831     $1,596      $344       $337
Global Corporate                                 8,552     8,218        817        754     1,606      1,524       560        506
Global Investment Management
  and Private Banking                              867       818        109        107       173        171        29         31
Investment Activities                              361       426        112        146       227        258        10         10
Corporate/Other                                   (128)     (160)      (109)       (98)     (185)      (210)       10         18
                                              ------------------------------------------------------------------------------------
TOTAL                                          $19,385   $18,220     $1,960     $1,818    $3,652     $3,339      $953       $902
----------------------------------------------====================================================================================

                                                                                                               INCOME (LOSS)
                                                                                                            BEFORE CUMULATIVE
                                                                                                                EFFECT OF
                                                      TOTAL REVENUES, NET        PROVISION (BENEFIT)        ACCOUNTING CHANGES
                                                      OF INTEREST EXPENSE         FOR INCOME TAXES                (1)(2)
                                                  --------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                2001        2000(3)         2001       2000(3)         2001       2000(3)
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                     $ 19,508     $ 17,772        $ 2,056     $ 1,760        $ 3,626     $ 3,088
Global Corporate                                      18,083       16,788          1,692       1,798          3,284       3,388
Global Investment Management and Private Banking       1,774        1,617            227         217            365         345
Investment Activities                                    594        1,468            183         520            359         907
Corporate/Other                                         (293)        (295)          (208)       (310)          (402)       (533)
                                                  --------------------------------------------------------------------------------
TOTAL                                               $ 39,666     $ 37,350        $ 3,950     $ 3,985        $ 7,232     $ 7,195
--------------------------------------------------================================================================================

(1) Results in the 2001 second quarter and six-month periods reflect after-tax restructuring-related charges of $60 million and $72 million in Global Consumer and $66 million and $134 million in Global Corporate, respectively, and $7 million in both periods in Global Investment Management and Private Banking. The 2000 second quarter and six-month results reflect after-tax restructuring-related (credits) of ($11) million and ($7) million in Global Consumer, respectively, ($3) million in both periods in Global Corporate, and ($1) million in both periods in Global Investment Management and Private Banking. The 2000 second quarter and six-month results reflect after-tax restructuring-related charges (and after-tax housing finance unit charges in the 2000 six-month results only) of $17 million and $96 million in Corporate/Other, respectively.
(2) Results in the 2001 second quarter and six-month periods include pretax provisions for benefits, claims, and credit losses in Global Consumer of $2.8 billion and $5.6 billion, in Global Corporate of $1.4 billion and $2.8 billion, and in Global Investment Management and Private Banking of $1 million and $3 million, respectively. The 2000 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.5 billion and $5.0 billion, in Global Corporate of $1.2 billion and $2.4 billion, in Global Investment Management and Private Banking of $3 million and $25 million and in Corporate/Other of ($1) million and ($2) million, respectively.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5. INVESTMENTS

                                                                                                   JUNE 30,        December 31,
IN MILLIONS OF DOLLARS                                                                               2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value                                       $104,749          $ 99,484
Equity securities, primarily at fair value                                                            6,575             6,652
Venture capital, at fair value(1)                                                                     5,059             5,204
Short-term and other                                                                                  7,097             8,782
                                                                                               -----------------------------------
                                                                                                   $123,480          $120,122
-----------------------------------------------------------------------------------------------===================================

(1) For the six months ended June 30, 2001, net gains on investments held by venture capital subsidiaries totaled $323 million, of which $722 million and $493 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 2000, net gains on investments held by venture capital subsidiaries totaled $1.59 billion, of which $1.50 billion and $274 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2001 and December 31, 2000 were as follows:

                                                                      JUNE 30, 2001                     December 31, 2000(1)
                                                  -------------------------------------------------------------------------------
                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR       Amortized      Fair
IN MILLIONS OF DOLLARS                                 COST         GAINS       LOSSES       VALUE         Cost        Value
---------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
  PRINCIPALLY MORTGAGE-BACKED SECURITIES(2)          $     28     $     --     $     --     $     28     $     28     $     28
                                                  -------------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies               $ 17,408     $    323     $    109     $ 17,622     $ 16,196     $ 16,314
U.S. Treasury and Federal agency                        3,489           67           71        3,485        5,680        5,836
State and municipal                                    16,502          584           43       17,043       15,314       15,903
Foreign government                                     27,202          259          163       27,298       25,934       25,928
U.S. corporate                                         28,402          720          561       28,561       25,143       25,185
Other debt securities(3)                               10,016          790           94       10,712        9,633       10,290
                                                  -------------------------------------------------------------------------------
                                                     $103,019     $  2,743     $  1,041     $104,721     $ 97,900     $ 99,456
                                                  -------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $103,047     $  2,743     $  1,041     $104,749     $ 97,928     $ 99,484
--------------------------------------------------===============================================================================
EQUITY SECURITIES(4)                                 $  6,710     $    175     $    310     $  6,575     $  6,757     $  6,652
--------------------------------------------------===============================================================================

(1) At December 31, 2000, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $3.070 billion and $1.619 billion, respectively.
(2)   Recorded at amortized cost.
(3) Investments in convertible debt of Nikko are included in other debt securities.
(4) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                                                                  JUNE 30,         December 31,
IN MILLIONS OF DOLLARS                                                                              2001               2000
---------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                                                      $  43,281          $  30,939
State and municipal securities                                                                       3,195              2,439
Foreign government securities                                                                       13,849             13,308
Corporate and other debt securities                                                                 23,381             17,046
Derivative and other contractual commitments(1)                                                     29,198             35,177
Equity securities                                                                                   15,314             17,174
Mortgage loans and collateralized mortgage securities                                                7,341              6,024
Other                                                                                                9,554             10,406
                                                                                               ----------------------------------
                                                                                                  $145,113           $132,513
-----------------------------------------------------------------------------------------------==================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                                                 $47,669            $48,489
Derivative and other contractual commitments(1)                                                     28,365             36,618
                                                                                               ----------------------------------
                                                                                                   $76,034            $85,107
-----------------------------------------------------------------------------------------------==================================

(1)   Net of master netting agreements and securitization.
--------------------------------------------------------------------------------

7. DERIVATIVES ACTIVITIES

On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative-like instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship, as discussed below. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment or forecasted transaction may be an individual item or a portfolio of similar items.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available-for-sale securities. During the 2001 second quarter and six months, the amount of hedge ineffectiveness recognized in other income related to fair value hedges was $65 million and $137 million, respectively. The amount of gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during the 2001 second quarter and six months was $24 million and $71 million, respectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citigroup's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the tenor is under 5 years. During the 2001 second quarter and six months, the amount of hedge ineffectiveness recognized in other income related to cash flow hedges was $9 million and $6 million, respectively. No amounts have been excluded from the assessment of effectiveness for derivatives designated as cash flow hedges.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 second quarter and six months, the amounts included in other changes from stockholders' equity from nonowner sources from these hedges were ($14) million and $234 million, respectively.

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

The accumulated other changes in equity from nonowner sources from cash flow hedges for the 2001 six months can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                                                                    SIX MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE(1)                                                                                  ($ 3)
Net gains and (losses) from cash flow hedges                                                            14
Net amounts reclassified to earnings                                                                   (51)
Discontinuation of cash flow hedge accounting                                                           (2)
                                                                                        -----------------------------------
ENDING BALANCE                                                                                        ($42)
---------------------------------------------------------------------------------------------------------------------------

(1)   Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a further description of accounting policies, and the credit and market risk management process is provided in Citigroup's 2000 Annual Report and Form 10-K, in the Notes to Consolidated Financial Statements and in the Managing Global Risk section.

8. DEBT

Investment banking and brokerage borrowings consisted of the following:

                                                                                                     JUNE 30,       December 31,
IN MILLIONS OF DOLLARS                                                                                 2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                                     $11,528         $ 16,705
Bank borrowings                                                                                          561              429
Other                                                                                                    728            1,093
                                                                                                 ----------------------------------
                                                                                                     $12,817         $ 18,227
-------------------------------------------------------------------------------------------------==================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                                                                     JUNE 30,       December 31,
IN MILLIONS OF DOLLARS                                                                                 2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                                                                                    $   473         $    496
   Citicorp                                                                                           31,771           37,656
                                                                                                 ----------------------------------
                                                                                                      32,244           38,152
OTHER SHORT-TERM BORROWINGS                                                                           13,679           13,523
                                                                                                 ----------------------------------
                                                                                                     $45,923         $ 51,675
-------------------------------------------------------------------------------------------------==================================

Long-term debt, including its current portion, consisted of the following:

                                                                                                     JUNE 30,       December 31,
IN MILLIONS OF DOLLARS                                                                                 2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Citigroup Inc.                                                                                      $ 31,222         $ 18,197
Citicorp                                                                                              64,908           73,060
Salomon Smith Barney Holdings Inc.                                                                    25,208           19,652
Travelers Property Casualty Corp.                                                                        350              850
The Travelers Insurance Group Inc.                                                                        17               19
                                                                                                 ----------------------------------
                                                                                                    $121,705         $111,778
-------------------------------------------------------------------------------------------------==================================

9. RESTRUCTURING-RELATED ITEMS

                                                                                             RESTRUCTURING INITIATIVES
                                                                                -------------------------------------------------
                                                                                    2ND QTR.   1st Qtr.
IN MILLIONS OF DOLLARS                                                                2001       2001       2000      Total
---------------------------------------------------------------------------------------------------------------------------------
Restructuring Charges                                                                $ 209      $ 110      $ 579      $ 898
Acquisitions(1)                                                                         --         --         23         23
Utilization(2)                                                                         (39)       (37)      (380)      (456)
Changes in estimates                                                                    --        (18)        --        (18)
                                                                                -------------------------------------------------
BALANCE AT JUNE 30, 2001                                                             $ 170      $  55      $ 222      $ 447
--------------------------------------------------------------------------------=================================================

(1)   Represents additions to restructuring liabilities arising from acquisitions.
(2)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the second quarter of 2001, Citigroup recorded restructuring charges of $209 million, primarily related to the downsizing of various functions in the Global Corporate and Global Consumer businesses. These new initiatives are expected to be implemented over the next 12 months. The charge consisted of $177 million related to employee severance, $17 million related to asset impairment charges and $15 million related to exiting leasehold and other contractual obligations.

The $177 million portion of the charge related to employee severance reflects the costs of eliminating approximately 3,500 positions. Approximately 2,150 of these positions relate to the United States.

The 2001 second quarter restructuring utilization included $17 million of asset impairment charges as well as $22 million of severance and other exit costs (of which $12 million related to employee severance has been paid in cash and $10 million is legally obligated), together with translation effects. Through June 30, 2001, approximately 500 gross staff positions have been eliminated under these programs.

During the first quarter of 2001, Citigroup recorded restructuring charges of $110 million, primarily consisting of the downsizing of certain front office and back office functions at the Corporate and Investment Bank in order to align its cost structure with current market conditions. These initiatives are expected to be implemented over the next year. The charge consisted of $101 million related to employee severance and $9 million related to exiting leasehold and other contractual obligations. The $101 million portion of the charge related to employee severance reflects the costs of eliminating approximately 1,200 positions. Approximately 1,000 of these positions relate to the United States.

The 2001 first quarter restructuring reserve utilization, all of which occurred in the 2001 second quarter, included $37 million of severance, of which $21 million was paid in cash and $16 million is legally obligated. Through June 30, 2001, approximately 250 gross staff positions have been eliminated under these programs, all during the second quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the second quarter of 2001, changes in estimates resulted in reductions in the reserve for first quarter 2001 restructuring initiatives of $18 million, primarily attributable to the sale of certain businesses. The related costs will not be borne by the Company as a result of the sale which closed in the third quarter of 2001. Additionally, during the 2000 second quarter, changes in estimates resulted in reductions of $43 million of reserves related to prior restructuring initiatives.

During 2000, Citigroup recorded restructuring charges of $579 million ($17 million of which occurred in the 2000 second quarter), primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations and $184 million of asset impairment charges.

Of the $579 million charge, $474 million related to the acquisition of Associates (primarily in the Global Consumer business) includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $579 million charge related to operations in the United States.

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

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) are being recognized over these shortened lives, $22 million and $44 million of which were recorded in the 2001 second quarter and six-month periods, respectively, and $29 million and $49 million of which were recorded in the 2000 second quarter and six-month periods, respectively.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $196 million of severance and other exit costs (of which $109 million related to employee severance and $69 million related to leasehold and other exit costs have been paid in cash and of which $18 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 second quarter and six months was $51 million and $125 million, respectively. Through June 30, 2001, approximately 3,100 gross staff positions have been eliminated under these programs, including approximately 600 in the 2001 second quarter.

Additional information about restructuring-related items, including the business segments affected, may be found in Citigroup's 2000 Annual Report and Form 10-K.

10. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000.

                                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                2001             2000             2001             2000
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES             $    3,652       $    3,339       $    7,232       $    7,195
Cumulative effect of accounting changes                                 (116)              --             (158)              --
Preferred dividends                                                      (28)             (29)             (56)             (59)
                                                              --------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                  3,508            3,310            7,018            7,136
Effect of dilutive securities                                             --               --               --               --
                                                              --------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS           $    3,508       $    3,310       $    7,018       $    7,136
--------------------------------------------------------------====================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC EPS                                            4,979.6          4,977.1          4,982.2          4,976.3
Effect of dilutive securities:
   Options                                                              86.7            110.1             91.3            109.6
   Restricted stock                                                     32.6             33.3             30.4             31.5
   Convertible securities                                                1.1              1.1              1.1              1.1
                                                              --------------------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO DILUTED EPS                                          5,100.0          5,121.6          5,105.0          5,118.5
--------------------------------------------------------------====================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes             $     0.72       $     0.67       $     1.44       $     1.43
Cumulative effect of accounting changes                                (0.02)              --            (0.03)              --
                                                              --------------------------------------------------------------------
NET INCOME                                                        $     0.70       $     0.67       $     1.41       $     1.43
--------------------------------------------------------------====================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes             $     0.71       $     0.65       $     1.40       $     1.39
Cumulative effect of accounting changes                                (0.02)              --            (0.03)              --
                                                              --------------------------------------------------------------------
NET INCOME                                                        $     0.69       $     0.65       $     1.37       $     1.39
--------------------------------------------------------------====================================================================

11. CONTINGENCIES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                             JUNE 30,     Mar. 31,       Dec. 31,      June 30,
IN MILLIONS OF DOLLARS                                                         2001          2001          2000          2000
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral value)(1)               $   527       $   528       $   390       $   356
Other                                                                          2,102         1,889         1,580         1,428
                                                                           ------------------------------------------------------
TOTAL(2)                                                                     $ 2,629       $ 2,417       $ 1,970       $ 1,784
---------------------------------------------------------------------------======================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                              $ 1,108       $ 1,052       $   700       $   477
In offices outside the U.S.                                                    1,521         1,365         1,270         1,307
                                                                           ------------------------------------------------------
TOTAL(2)                                                                     $ 2,629       $ 2,417       $ 1,970       $ 1,784
---------------------------------------------------------------------------======================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                              $   700       $   740       $   634       $   622
In offices outside the U.S.                                                      164           169           151            98
                                                                           ------------------------------------------------------
TOTAL(3)                                                                     $   864       $   909       $   785       $   720
---------------------------------------------------------------------------======================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
HAD BEEN SUSPENDED(4)
In U.S. offices                                                              $ 2,480       $ 2,146       $ 2,182       $ 1,870
In offices outside the U.S.                                                    1,631         1,658         1,626         1,808
                                                                           ------------------------------------------------------
TOTAL                                                                        $ 4,111       $ 3,804       $ 3,808       $ 3,678
---------------------------------------------------------------------------======================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(4)(5)
In U.S. offices                                                              $ 1,694       $ 1,475       $ 1,090       $   847
In offices outside the U.S.                                                      433           393           385           397
                                                                           ------------------------------------------------------
TOTAL                                                                        $ 2,127       $ 1,868       $ 1,475       $ 1,244
---------------------------------------------------------------------------======================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate and Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(3) Prior period commercial renegotiated loans were restated to remove Associates cash-basis loans already included above.
(4) Prior periods have been restated to conform Associates cash-basis and accruing loans 90 or more days delinquent.
(5) Substantially all consumer loans, of which $973 million, $755 million, $503 million, and $423 million are government-guaranteed student loans and mortgages at June 30, 2001, March 31, 2001, December 31, 2000, and June 30, 2000, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                                  JUNE 30,          Mar. 31,         Dec. 31,         June 30,
IN MILLIONS OF DOLLARS                                              2001              2001             2000             2000
---------------------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                                          $289              $268             $366             $380
Commercial(1)                                                         280               296              291              292
Other                                                                   8                 8                8                8
                                                               ------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                                        $577              $572             $665             $680
---------------------------------------------------------------==================================================================
OTHER REPOSSESSED ASSETS(2)                                          $409              $419             $292             $263
---------------------------------------------------------------==================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.
--------------------------------------------------------------------------------

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 2ND QTR.          1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
IN MILLIONS OF DOLLARS                             2001              2001              2000             2000              2000
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                          $8,957            $8,961            $8,900           $8,852            $8,713
                                             --------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,196             1,197             1,113            1,078             1,062
Commercial                                           289               277               394              143               240
                                             --------------------------------------------------------------------------------------
                                                   1,485             1,474             1,507            1,221             1,302
                                             --------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                      945               915               946              812               844
In offices outside the U.S.                          462               449               566              454               446
COMMERCIAL
In U.S. offices                                      285               241               204              120               149
In offices outside the U.S.                           84                90                83               49               103
                                             --------------------------------------------------------------------------------------
                                                   1,776             1,695             1,799            1,435             1,542
                                             --------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                       81               101               140              128               143
In offices outside the U.S.                          102                98               105              101               103
COMMERCIAL
In U.S. offices                                       56                35                26                9                 6
In offices outside the U.S.                           26                19                23               26                21
                                             --------------------------------------------------------------------------------------
                                                     265               253               294              264               273
                                             --------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                    1,093             1,020               984              795               844
In offices outside the U.S.                          418               422               521              376               425
                                             --------------------------------------------------------------------------------------
                                                   1,511             1,442             1,505            1,171             1,269
                                             --------------------------------------------------------------------------------------
Other -- net(1)                                      (14)              (36)               59               (2)              106
                                             --------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD      $8,917            $8,957            $8,961           $8,900            $8,852
---------------------------------------------======================================================================================
Net consumer credit losses                        $1,224            $1,165            $1,267           $1,037            $1,044
As a percentage of average consumer loans           2.19%             2.10%             2.25%            1.89%             2.07%
---------------------------------------------======================================================================================
Net commercial credit losses                        $287              $277              $238             $134              $225
As a percentage of average commercial loans         0.82%             0.81%             0.69%            0.40%             0.72%
---------------------------------------------======================================================================================

(1) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Information concerning all matters voted on by stockholders at Citigroup's Annual Meeting of Stockholders held on April 17, 2001 is incorporated herein by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

On May 17, 2001, the Company filed a Current Report on Form 8-K, dated May 17, 2001, (a) reporting under Item 5 thereof that Grupo Financiero Banamex-Accival ("Banacci") and Citigroup announced that they had reached an agreement through which Banacci, and all its direct and indirect subsidiaries, will integrate with Citigroup's global operations, and (b) filing as an exhibit under Item 7 thereof a copy of the related joint press release.

On May 29, 2001, the Company filed a Current Report on Form 8-K, dated May 23, 2001, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 23, 2001, and the form of Note relating to the offer and sale of the Company's Floating Rate Notes due May 30, 2003.

No other reports on Form 8-K were filed during the second quarter of 2001; however, on July 17, 2001, the Company filed a Current Report on Form 8-K, dated July 16, 2001, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 2001, and certain other selected financial data.

On August 9, 2001, the Company filed a Current Report on Form 8-K, dated August 2, 2001, filing as exhibits under Item 7 thereof the Terms Agreement, dated August 2, 2001, and the Form of Note relating to the offer and sale of the Company's 5.50% Notes due August 9, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2001.

                                                CITIGROUP INC.
                                                (Registrant)

                                      By /s/ TODD S. THOMSON
                                         ----------------------------
                                         Todd S. Thomson
                                         Chief Financial Officer
                                         Principal Financial Officer


By /s/ IRWIN R. ETTINGER              By /s/ ROGER W. TRUPIN
   ----------------------------          ----------------------------
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

3.01.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9924).

3.02 By-Laws of the Company, as amended, effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

12.01+      Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

--------------

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

--------------

+ Filed herewith