Form 10-Q
period 2001-09-30
CITIGROUP INC
filed 2001-11-14
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2001: 5,144,813,541

                    AVAILABLE ON THE WEB AT www.citigroup.com

                                 CITIGROUP INC.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

           Consolidated Statement of Income (Unaudited) -
             Three and Nine Months Ended September 30, 2001 and 2000          40

           Consolidated Statement of Financial Position -
             September 30, 2001 (Unaudited) and December 31, 2000             41

           Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Nine Months Ended September 30, 2001 and 2000      42

           Consolidated Statement of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 2001 and 2000                    43

           Notes to Consolidated Financial Statements (Unaudited)             44

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          1 - 39

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    32 - 35
                                                                         47 - 48

                           Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   53

Signatures                                                                    54

Exhibit Index                                                                 55

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF BANAMEX

On August 6, 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup Inc. (Citigroup or the Company), completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward within the Global Consumer -- Mexico and Investment Activities segments. Banamex's and Citicorp's banking operations in Mexico are being integrated and will conduct business under the "Banamex" brand name.

SEPTEMBER 11TH EVENTS

The September 11, 2001 terrorist attack financially impacted the Company in several areas. After-tax losses related to insurance claims (net of reinsurance impact) totaled $502 million. Revenues were reduced due to the disruption to Citigroup's businesses and additional expenses incurred as a result of the attack resulted in after-tax losses of approximately $200 million. The Company also experienced significant property loss, for which it is insured. The Company has recorded insurance recoveries up to the net book value of the assets written off. Additional insurance recoveries will be booked when they are realized. Reductions in equity values during the 2001 third quarter were further impacted by the September 11th attack, which reduced Citigroup's Investment Activities results in the third quarter. Losses attributable to insurance claims are based in part on estimates by the Company of insurance losses and related reinsurance recoverables. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses. Since the reserve and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------    ------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA        2001     2000(1)     2001      2000(1)
--------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                          $   151    $   121    $   440    $   368
Mortgage Banking                                        92         77        257        214
North America Cards                                    573        492      1,495      1,260
CitiFinancial                                          308        213        806        597
                                                   -----------------------------------------
   Total Banking/Lending                             1,124        903      2,998      2,439
                                                   -----------------------------------------
Travelers Life and Annuity                             178        179        619        568
Primerica Financial Services                           125        124        378        368
Personal Lines                                          29         68        155        224
                                                   -----------------------------------------
   Total Insurance                                     332        371      1,152      1,160
                                                   -----------------------------------------

Japan                                                  244        204        671        527
Western Europe                                         124         94        340        281

Asia                                                   160        139        452        419
Mexico                                                 124         (3)       139         46
Latin America                                           63         57        188        174
Central & Eastern Europe, Middle East and Africa        24         12         63         42
                                                   -----------------------------------------
   Total Emerging Markets Consumer Banking             371        205        842        681
                                                   -----------------------------------------

   Total International                                 739        503      1,853      1,489
                                                   -----------------------------------------
e-Consumer                                             (14)       (31)       (60)      (127)
Other                                                   15         (7)        11        (80)
                                                   -----------------------------------------
TOTAL GLOBAL CONSUMER                              $ 2,196    $ 1,739    $ 5,954    $ 4,881
--------------------------------------------------------------------------------------------

                (Business Focus continues on the following page)

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                         ------------------    ---------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA              2001     2000(1)      2001      2000(1)
----------------------------------------------------------------------------------------------------
GLOBAL CORPORATE
Corporate and Investment Bank                            $   867    $   888    $  2,808    $  3,071
Emerging Markets Corporate Banking
  and Global Transaction Services                            428        372       1,293         996
Commercial Lines                                            (136)       317         428         836
                                                         -------------------------------------------

TOTAL GLOBAL CORPORATE                                     1,159      1,577       4,529       4,903
                                                         -------------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Citigroup Asset Management                                    93         93         262         273
The Citigroup Private Bank                                    93         79         283         238
                                                         -------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING       186        172         545         511
                                                         -------------------------------------------

INVESTMENT ACTIVITIES                                       (120)       284         251       1,189

CORPORATE/OTHER                                             (159)      (243)       (572)       (675)
                                                         -------------------------------------------

CORE INCOME                                                3,262      3,529      10,707      10,809
Restructuring-Related Items, after-tax (2)                   (85)       (45)       (298)       (130)
Cumulative Effect of Accounting Changes (3)                   --         --        (158)         --
                                                         -------------------------------------------
NET INCOME                                               $ 3,177    $ 3,484    $ 10,251    $ 10,679
---------------------------------------------------------===========================================

DILUTED EARNINGS PER SHARE
CORE INCOME                                              $  0.63    $  0.68    $   2.07    $   2.09
NET INCOME                                               $  0.61    $  0.67    $   1.98    $   2.07
---------------------------------------------------------===========================================

(1)   Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses, in the 2001 second quarter related principally to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses, and in the 2001 third quarter related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. See
      Note 9 of Notes to Consolidated Financial Statements. The 2000 nine-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.
(3) Accounting changes refer to the 2001 first quarter adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), and the 2001 second quarter adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). See Notes 3 and 7 of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

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

The income analysis below reconciles amounts shown in the Consolidated Statement of Income on page 40 to the basis presented in the business segment discussions.

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        ---------------------------------------------
IN MILLIONS OF DOLLARS                                    2001        2000        2001        2000
-----------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 19,387    $ 18,835    $ 59,053    $ 56,185
Effect of securitization activities                          907         573       2,603       1,809
Housing Finance unit charge                                   --          --          --          47
                                                        ---------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                20,294      19,408      61,656      58,041
                                                        ---------------------------------------------
Total operating expenses                                   9,523       9,620      29,616      28,277
Restructuring-related items                                 (134)        (70)       (479)        (93)
Housing Finance unit charge                                   --          --          --         (25)
                                                        ---------------------------------------------
ADJUSTED OPERATING EXPENSES                                9,389       9,550      29,137      28,159
                                                        --------------------------------------------
Benefits, claims, and credit losses                        4,983       3,760      13,350      11,198
Effect of securitization activities                          907         573       2,603       1,809
Housing Finance unit charge                                   --          --          --         (40)
                                                        ---------------------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES               5,890       4,333      15,953      12,967
                                                        ---------------------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      5,015       5,525      16,566      16,915
Taxes on core income                                       1,727       1,983       5,809       6,018
Minority interest, net of income taxes                        26          13          50          88
                                                        ---------------------------------------------
CORE INCOME                                                3,262       3,529      10,707      10,809
Restructuring-related items, after-tax                       (85)        (45)       (298)       (130)
                                                        ---------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES      3,177       3,484      10,409      10,679
Cumulative effect of accounting changes                       --          --        (158)         --
                                                        ---------------------------------------------
NET INCOME                                              $  3,177    $  3,484    $ 10,251    $ 10,679
--------------------------------------------------------=============================================

INCOME AND EARNINGS PER SHARE

Citigroup reported core income of $3.262 billion or $0.63 per diluted common share in the 2001 third quarter, down 8% and 7%, respectively, from $3.529 billion or $0.68 per diluted share in the 2000 third quarter. Core income in the 2001 third quarter excluded an after-tax charge of $85 million for restructuring-related items. Net income for the quarter was $3.177 billion or $0.61 per diluted share, both down 9% from $3.484 billion or $0.67 per diluted share in the year-ago quarter. Core income return on common equity was 17.5% compared to 22.9% a year ago.

Core income for the 2001 nine months of $10.707 billion or $2.07 per diluted share were both down 1% from $10.809 billion or $2.09 per diluted share in the 2000 nine months. Net income in the 2001 nine months was $10.251 billion or $1.98 per diluted share, both down 4% from $10.679 billion or $2.07 per diluted share a year ago. Core income return on common equity was 20.7% and 24.4% in the nine months of 2001 and 2000, respectively.

Global Consumer core income increased $457 million or 26% and $1.073 billion or 22% in the 2001 third quarter and nine months, respectively, compared to the 2000 periods, including third quarter and nine-month comparative increases of $127 million and $93 million in Mexico, reflecting the acquisition of Banamex, 45% and 35% in CitiFinancial, 16% and 19% in North America Cards, and 20% and 27% in Japan, partially offset by 57% and 31% decreases in Personal Lines. Global Corporate decreased $418 million or 27% and $374 million or 8% from the 2000 third quarter and nine-month periods, reflecting third quarter and nine-month period comparable declines in Commercial Lines of $453 million and $408 million. Global Investment Management and Private Banking grew $14 million or 8% and $34 million or 7%, while Investment Activities decreased $404 million or 142% and $938 million or 79% from the 2000 third quarter and nine-month periods, primarily due to lower venture capital results.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $20.3 billion and $61.7 billion in the 2001 third quarter and nine months were up $886 million or 5% and $3.6 billion or 6%, respectively, from the 2000 periods. Global Consumer revenues were up $1.8 billion or 19% in the 2001 third quarter to $11.7 billion, and were up $4.0 billion or 14% in the 2001 nine months to $33.0 billion, led by 2001 third quarter and nine-month increases in Banking/Lending of $972 million or 20% and $2.4 billion or 17% from the 2000 third quarter and nine months. Compared to the 2000 periods, North America Cards was up $615 million or 22% in the 2001 third quarter and $1.6 billion or 21% in the 2001 nine months, while CitiFinancial experienced growth of $174 million or 14% in the 2001 third quarter and $412 million or 11% in the 2001 nine months, both businesses reflecting strong growth in receivables and lower cost of funding.

International Consumer revenues were up $838 million or 34% in the 2001 third quarter and $1.3 billion or 17% in the 2001 nine months compared to the 2000 periods, primarily reflecting acquisitions in Mexico and Japan. Insurance businesses were up $69 million or 3% in the 2001 third quarter and $319 million or 4% in the 2001 nine months, reflecting increases in Personal Lines and Primerica as well as Life and Annuity in the nine-month period.

Compared to the 2000 periods, Global Corporate revenues were down $422 million or 5% in the 2001 third quarter and were up $889 million or 4% in the 2001 nine months. Corporate and Investment Bank revenues were down $592 million or 12% in the 2001 third quarter and were down $328 million or 2% in the 2001 nine-month period, reflecting lower principal transactions activity and commissions and fees activity, offset by investment banking revenues in the nine-month period. Emerging Markets and Global Transaction Services increased $121 million or 8% in the 2001 third quarter and $687 million or 15% in the 2001 nine months.

Global Investment Management and Private Banking revenues of $888 million in the 2001 third quarter and $2.6 billion in the 2001 nine months were up $80 million and $241 million, respectively, each up 10% from the comparable 2000 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the nine-month period. Revenues in Investment Activities decreased $660 million and $1.5 billion from the 2000 third quarter and nine months, respectively, primarily reflecting lower venture capital results, partially offset by higher gains in insurance-related and other proprietary investments.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income rose $1.7 billion or 24% from the 2000 third quarter to $8.8 billion and increased $3.9 billion or 19% from the 2000 nine months to $24.7 billion, reflecting the impact of Banamex, lower cost of funding, and growth in receivables. Net interest revenue, including the effect of securitization activities, increased $1.9 billion or 22% from the 2000 third quarter and $4.4 billion or 18% from the 2000 nine months. Total commissions, asset management, and administration fees of $5.2 billion were down $197 million or 4% from the 2000 third quarter, primarily as a result of lower Private Client transactional activity, partially offset by volume-related growth in customer activities and assets under fee-based management. Insurance premiums of $3.3 billion and $9.9 billion were up $203 million or 7% and $772 million or 8% from the 2000 third quarter and nine months, reflecting growth in both Personal Lines and Commercial Lines.

Principal transactions revenues of $1.0 billion and $4.8 billion for the 2001 third quarter and nine months were down $528 million or 34% from the 2000 third quarter and up $56 million or 1% from the 2000 nine-month period, reflecting strong Fixed Income trading results in the 2001 nine months, offset by declines in Global Equities, Commodities, and Foreign Exchange in the 2001 third quarter. Realized gains from sales of investments were down $295 million from the 2000 third quarter and up $109 million from the 2000 nine-months, resulting primarily from the Company's insurance investment portfolio. Other income as shown in the Consolidated Statement of Income of $845 million in the 2001 third quarter was down $320 million from the year-ago quarter, and was down $1.6 billion from the 2000 nine months, primarily reflecting venture capital activity and an increase in securitized card losses.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $9.4 billion and $29.1 billion in the 2001 third quarter and nine months, respectively, down $161 million or 2% in the 2001 third quarter and up $1.0 billion or 3% in the 2001 nine months, compared to year-ago levels. Global Corporate expenses were down 10% in the 2001 third quarter, reflecting lower compensation and benefits, and were up $404 in the 2001 nine months, primarily attributable to increased compensation and benefits in the first quarter of 2001, investment spending to expand product platforms, and the acquisitions of Schroders and Copelco.

Compared to the 2000 periods, Global Consumer expenses increased 8% in the 2001 third quarter and 5% in the 2001 nine months, primarily reflecting the impact of acquisitions and volume-related increases. Global Investment Management and Private Banking expenses increased 6% and 10% from the year-ago quarter and nine-month period, primarily reflecting increased compensation and benefits and investments in sales and marketing initiatives, as well as the impact of acquisitions in the nine-month comparison. Corporate/Other expenses decreased $141 million in the 2001 nine months, which primarily reflected a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $134 million ($85 million after-tax) in the 2001 third quarter and $479 million ($298 million after-tax) in the 2001 nine months related primarily to the acquisition of Banamex in the third quarter of 2001 and severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses in the nine-month period. Restructuring-related items of $70 million ($45 million after-tax) in the 2000 third quarter and $93 million ($59 million after-tax) in the 2000 nine months primarily represented charges for Global Consumer initiatives and accelerated depreciation. Included in other operating expenses for the 2000 nine-month period is a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $5.9 billion and $16.0 billion in the 2001 third quarter and nine months, up $1.6 billion and $3.0 billion from the 2000 third quarter and nine months, respectively. Policyholder benefits and claims in the 2001 third quarter increased 34% from the 2000 third quarter to $3.4 billion, and were up 20% to $8.8 billion in the 2001 nine months, primarily as a result of increases in Personal Lines and Commercial Lines primarily related to the September 11th events. The adjusted provision for credit losses increased 40% from the 2000 third quarter to $2.5 billion in the 2001 third quarter and increased 28% from the 2000 nine months to $7.1 billion in the 2001 nine months, primarily reflecting portfolio growth and the impact of acquisitions.

Global Consumer adjusted provisions for benefits, claims, and credit losses of $3.9 billion in the 2001 third quarter were up 26% from the 2000 third quarter, primarily reflecting increases in North America Cards, Personal Lines and CitiFinancial. Total managed net credit losses were $2.3 billion and the related loss ratio was 2.88% in the 2001 third quarter, as compared to $2.2 billion and 2.85% in the preceding quarter and $1.6 billion and 2.24% in the year-ago quarter. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.28% at September 30, 2001 from 2.10% at June 30, 2001 and 1.69% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $2.0 billion in the 2001 third quarter increased 59% from a year ago, primarily due to losses in Commercial Lines related to the September 11th events and higher loss rates in the transportation portfolio in the Corporate and Investment Bank. Emerging Markets Corporate Banking & Global Transaction Services provision for credit losses improved in most regions compared to year-ago levels.

Commercial cash-basis loans at September 30, 2001 and 2000 were $3.4 billion and $1.9 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $261 million and $277 million, respectively. The increase in cash-basis loans from the 2000 third quarter was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the retail and telecommunication industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $74.1 billion or 10.77% of net risk-adjusted assets, and Tier 1 capital was $56.4 billion or 8.20% at September 30, 2001, compared to $76.2 billion or 11.49% and $58.5 billion or 8.82% at June 30, 2001.

--------------------------------------------------------------------------------

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting EITF 99-20 and SFAS 133. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                           --------------------     %     ---------------------      %
IN MILLIONS OF DOLLARS                       2001       2000(1)   Change    2001       2000(1)     Change
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE    $ 10,754     $ 9,264     16    $ 30,435     $ 27,229      12
Effect of securitization activities             907         573     58       2,603        1,809      44
                                           ---------------------          ---------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                    11,661       9,837     19      33,038       29,038      14
                                           ---------------------          ---------------------
Adjusted operating expenses (2)               4,369       4,039      8      12,577       12,005       5
                                           ---------------------          ---------------------
Provisions for benefits, claims,
  and credit losses                           2,974       2,510     18       8,540        7,550      13
Effect of securitization activities             907         573     58       2,603        1,809      44
                                           ---------------------          ---------------------
Adjusted provisions for benefits,
  claims, and credit losses                   3,881       3,083     26      11,143        9,359      19
                                           ---------------------          ---------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                       3,411       2,715     26       9,318        7,674      21
Income taxes                                  1,200         970     24       3,337        2,760      21
Minority interest, after-tax                     15           6     NM          27           33     (18)
                                           ---------------------          ---------------------
CORE INCOME                                   2,196       1,739     26       5,954        4,881      22
Restructuring-related items, after-tax          (87)        (19)    --        (159)         (12)     --
                                           ---------------------          ---------------------
INCOME                                     $  2,109     $ 1,720     23    $  5,795     $  4,869      19
=======================================================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Global Consumer -- which provides banking, consumer lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported core income of $2.196 billion and $5.954 billion in the 2001 third quarter and nine months, up $457 million or 26% and $1.073 billion or 22% from the comparable 2000 periods, reflecting growth in most businesses. Banking/Lending core income increased $221 million or 24% in the 2001 third quarter and $559 million or 23% in the 2001 nine months from the prior-year periods, reflecting strong performance across all businesses. In the International businesses, core income increased $236 million or 47% in the 2001 third quarter and $364 million or 24% in the 2001 nine months compared to the 2000 periods, marked by the acquisition of Banamex and growth in all regions. In the Insurance segment, core income decreased $39 million or 11% and $8 million or 1% in the 2001 third quarter and nine months compared to the 2000 periods, primarily driven by catastrophe losses associated with the events of September 11th in Personal Lines. Income of $2.109 billion and $5.795 billion in the 2001 third quarter and nine months included restructuring-related items of $87 million ($133 million pretax) and $159 million ($247 million pretax), respectively. Income of $1.720 billion and $4.869 billion in the 2000 third quarter and nine months included restructuring-related items of $19 million ($28 million pretax) and $12 million ($15 million pretax), respectively. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

BANKING/LENDING

CITIBANKING NORTH AMERICA

                                           THREE MONTHS
                                              ENDED                 NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------     %      -------------------    %
IN MILLIONS OF DOLLARS                     2001    2000(1) Change     2001       2000(1) Change
-----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE    $714     $566     26     $ 1,989      $1,711    16
Adjusted operating expenses (2)             439      356     23       1,219       1,071    14
Provision for credit losses                  28        7     NM          48          23    NM
                                           --------------           -------------------
CORE INCOME BEFORE TAXES                    247      203     22         722         617    17
Income taxes                                 96       82     17         282         249    13
                                           --------------           -------------------
CORE INCOME                                 151      121     25         440         368    20
Restructuring-related items, after-tax       --       --     --          (3)          8    NM
                                           --------------           -------------------
INCOME                                     $151     $121     25     $   437      $  376    16
-------------------------------------------==================================================
Average assets (IN BILLIONS OF DOLLARS)      17        9     89          12           9    33
Return on assets                           3.52%    5.35%              4.87%       5.58%
-------------------------------------------==================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                           3.52%    5.35%              4.90%       5.46%
-------------------------------------------==================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Citibanking North America -- which delivers banking, lending, and investment services to customers through Citibank's branches and electronic delivery systems -- reported core income of $151 million and $440 million in the 2001 third quarter and nine months, respectively, up $30 million or 25% and $72 million or 20% from the 2000 periods, as revenue growth and the acquisition of European American Bank (EAB) in July 2001 were partially offset by increased advertising and marketing costs. Income of $437 million and $376 million in the 2001 and 2000 nine months, respectively, included restructuring-related items of $3 million ($5 million pretax) in 2001 and restructuring-related credits of $8 million ($14 million pretax) in 2000.

As shown in the following table, Citibanking grew customer deposits, accounts, and loans from 2000, including the acquisition of EAB which added $9.0 billion to customer deposits, $4.2 billion to average loans and 0.9 million to accounts.

                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30,                   SEPTEMBER 30,
                              ------------------       %      ------------------       %
IN BILLIONS OF DOLLARS          2001       2000      Change     2001       2000      Change
-------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)           7.8        6.5        20        7.8        6.5        20
Average customer deposits      $56.0      $45.0        24      $50.7      $44.4        14
Average loans                  $11.6      $ 6.9        68      $ 8.5      $ 7.0        21
-------------------------------============================================================

Revenues, net of interest expense, of $714 million and $1.989 billion in the 2001 third quarter and nine months, respectively, increased $148 million or 26% and $278 million or 16% from the 2000 periods. Revenue growth in the 2001 third quarter and nine months was driven by the acquisition of EAB along with higher treasury results, growth in customer deposits, and debit card fees. This was partially offset by reduced investment product fees, reflecting current market conditions and the disruption of business following the September 11th terrorist attack. Revenues in the 2001 nine months include a realized investment gain resulting from the disposition of an equity investment. Adjusted operating expenses for the 2001 third quarter and nine months increased $83 million or 23% and $148 million or 14% compared to the 2000 third quarter and nine months, primarily reflecting the addition of EAB and higher advertising and marketing costs.

The provision for credit losses was $28 million and $48 million in the 2001 third quarter and nine months up from $7 million and $23 million in the 2000 periods. The net credit loss ratio was 1.12% in the 2001 third quarter, compared to 1.03% in the 2001 second quarter and 0.86% in the prior-year quarter. Loans delinquent 90 days or more were $69 million or 0.55% of loans at September 30, 2001, compared to $41 million or 0.58% at June 30, 2001 and $33 million or 0.46% a year ago. Increases from the prior quarter and prior year are mainly due to the acquisition of EAB.

Average assets of $17 billion and $12 billion in the 2001 third quarter and nine months increased $8 billion and $3 billion from the comparable 2000 periods, primarily reflecting the acquisition of EAB. Return on assets was 3.52% and 4.87% in the 2001 third quarter and nine months, down from 5.35% and 5.58% in the 2000 third quarter and nine months. The decline in return on assets is due to the addition of EAB.

MORTGAGE BANKING

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                             ------------------      %        -----------------      %
IN MILLIONS OF DOLLARS                       2001        2000(1)   Change     2001        2000(1)  Change
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $ 260        $225       16       $ 770        $674      14
Adjusted operating expenses (2)                104          92       13         329         293      12
(Benefit) provision for credit losses           (4)          1       NM          (7)          9      NM
                                             ------------------               ------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                        160         132       21         448         372      20
Income taxes                                    62          49       27         173         141      23
Minority interest, after-tax                     6           6       --          18          17       6
                                             ------------------               ------------------
CORE INCOME                                     92          77       19         257         214      20
Restructuring-related items, after-tax          --          --       --          (2)         --      --
                                             ------------------               ------------------
INCOME                                       $  92        $ 77       19       $ 255        $214      19
---------------------------------------------==========================================================
Average assets (IN BILLIONS OF DOLLARS)      $  47        $ 42       12       $  47        $ 38      24
Return on assets                              0.78%       0.73%                0.73%       0.75%
---------------------------------------------==========================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mortgage Banking -- which originates and services mortgages and student loans for customers across the United States -- reported core income of $92 million and $257 million in the 2001 third quarter and nine months, respectively, up $15 million or 19% and $43 million or 20% from the 2000 periods, as increased mortgage originations and securitization activity combined with growth in student loans was partially offset by lower servicing revenue. Income of $255 million in the 2001 nine months included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, accounts in the 2001 third quarter increased 9% while average managed loans increased 16% from the 2000 third quarter, reflecting strong growth in both mortgage loans held for sale and student loans. Mortgage originations were up significantly from the 2000 periods, reflecting increased refinancing activity due to lower interest rates.

                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                  SEPTEMBER 30,                 SEPTEMBER 30,
                               ------------------     %       ------------------    %
IN BILLIONS OF DOLLARS          2001       2000     Change    2001       2000     Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS) (1)        4.7        4.3       9        4.7        4.3       9
Average managed loans (1)       $44.8      $38.7      16       45.0       35.0      29
Mortgage originations           $ 8.1      $ 5.7      42      $22.8      $14.5      57
--------------------------------========================================================

(1)   Includes student loans.
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $260 million and $770 million in the 2001 third quarter and nine months, respectively, grew $35 million or 16% and $96 million or 14% from the 2000 third quarter and nine months, mainly due to higher securitization income and growth in on-balance sheet loans, partially offset by lower servicing revenue, primarily reflecting increased prepayment activity driven by lower interest rates. Adjusted operating expenses increased $12 million or 13% and $36 million or 12% in the 2001 third quarter and nine months, which reflects volume-related increases.

The (benefit) provision for credit losses was ($4) million and ($7) million in the 2001 third quarter and nine months compared to $1 million and $9 million in the 2000 third quarter and nine months, respectively. The net credit loss ratio was 0.10% in the 2001 third quarter compared to 0.08% in the 2001 second quarter and 0.09% in the 2000 third quarter. Loans delinquent 90 days or more were $1.204 billion or 2.74% of loans at September 30, 2001, up from $1.191 billion or 2.61% at June 30, 2001 and $723 million or 1.88% a year ago. The increase in delinquencies from the prior year reflects an increase in mortgage and student loans guaranteed by the U.S. government.

NORTH AMERICA CARDS

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------       %        --------------------        %
IN MILLIONS OF DOLLARS                         2001        2000(1)     Change      2001        2000(1)      Change
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $2,470       $2,172        14       $6,940       $6,066         14
Effect of securitization activities              882          565        56        2,515        1,779         41
                                              --------------------                --------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE                      3,352        2,737        22        9,455        7,845         21
                                              --------------------                --------------------
Adjusted operating expenses (2)                1,004        1,005        --        3,048        2,937          4
Adjusted provision for credit losses (3)       1,434          957        50        4,026        2,908         38
                                              --------------------                --------------------
CORE INCOME BEFORE TAXES                         914          775        18        2,381        2,000         19
Income taxes                                     341          283        20          886          740         20
                                              --------------------                --------------------
CORE INCOME                                      573          492        16        1,495        1,260         19
Restructuring-related items, after-tax            --           --        --           --            4       (100)
                                              --------------------                --------------------
INCOME                                        $  573       $  492        16       $1,495       $1,264         18
----------------------------------------------====================================================================
Average assets (IN BILLIONS OF DOLLARS) (4)   $   48       $   50        (4)      $   47       $   42         12
Return on assets (4)                            4.74%        3.91%                  4.25%        4.01%
----------------------------------------------====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Adjusted for the effect of securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets and the related return on assets for North America Cards were $109 billion and 2.09% and $107 billion and 1.87% in the 2001 third quarter and nine months, respectively, compared to $101 billion and 1.94% and $95 billion and 1.77% in the 2000 third quarter and nine months, respectively.
--------------------------------------------------------------------------------

North America Cards -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported core income of $573 million and $1.495 billion in the 2001 third quarter and nine months, respectively, up $81 million or 16% and $235 million or 19% from the 2000 periods, driven by strong revenue growth that was partially offset by higher credit costs. Income of $1.264 billion in the 2000 nine months included restructuring-related credits of $4 million ($5 million pretax).

Adjusted revenues, net of interest expense, of $3.352 billion and $9.455 billion in the 2001 third quarter and nine months, respectively, were up $615 million or 22% and $1.610 billion or 21% from the 2000 periods, reflecting spread improvements, resulting from lower interest rates and repricing actions, combined with receivable growth. Adjusted operating expenses decreased $1 million in the 2001 third quarter and increased $111 million or 4% in the 2001 nine months from the comparable 2000 periods, reflecting volume-related increases and higher advertising and marketing costs, offset by disciplined expense management. Citi Cards adjusted operating expenses as a percentage of average managed loans were 3.61% and 4.03% in the 2001 third quarter and nine months, respectively, down from 3.93% and 4.41% in the comparable prior-year periods.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced continued growth in receivables and accounts in the 2001 third quarter, reflecting strong growth in the base business. Total sales in the 2001 third quarter were essentially flat compared to the prior year, reflecting current economic conditions and the impact of the events of September 11th.

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30,                  SEPTEMBER 30,
                            ------------------     %       ------------------      %
IN BILLIONS OF DOLLARS       2001        2000    Change     2001        2000     Change
---------------------------------------------------------------------------------------
Accounts (IN MILLIONS)        93.4        89.4      4        93.4        89.4       4
Total sales                 $ 55.0      $ 55.2     --      $161.8      $158.9       2
Average managed loans       $103.0      $ 94.8      9      $101.2      $ 89.3      13
----------------------------===========================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses as a percentage of average managed loans and is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, the Citi Cards risk adjusted margin of 7.13% and 6.85% in the 2001 third quarter and nine months declined 1 and 17 basis points, respectively, from the 2000 periods, as higher spreads were more than offset by higher net credit losses.

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                  ----------------------------------------------
IN BILLIONS OF DOLLARS             2001         2000         2001         2000
-------------------------------------------------------------------------------
Risk adjusted revenues (1)        $1.850       $1.701       $5.186       $4.688
Risk adjusted margin % (2)          7.13%        7.14%        6.85%        7.02%
----------------------------------=============================================

(1)   Citi Cards adjusted revenues less managed net credit losses.
(2)   Risk adjusted revenues as a percentage of average managed loans.
--------------------------------------------------------------------------------

The adjusted provision for credit losses was $1.434 billion and $4.026 billion in the 2001 third quarter and nine months, up from $957 million and $2.908 billion in the comparable 2000 periods. Citi Cards managed net credit losses in the 2001 third quarter were $1.423 billion and the related loss ratio was 5.48% compared to $1.383 billion and 5.51% in the 2001 second quarter and $942 million and 3.95% in the 2000 third quarter. Net credit losses in the 2001 second quarter included a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 22 basis point reduction of the managed net credit loss ratio. The increase in net credit losses from the prior year reflects current U.S. economic conditions and a rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $1.908 billion or 1.82% of loans at September 30, 2001, up from $1.775 billion or 1.72% at June 30, 2001 and $1.295 billion or 1.34% at September 30, 2000. Net credit losses and the related ratio may increase from the 2001 third quarter as a result of continued economic weakness including rising bankruptcy filings and delinquent loans. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CITIFINANCIAL

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                               ---------------------        %        ----------------------       %
IN MILLIONS OF DOLLARS                           2001         2000(1)     Change       2001         2000(1)     Change
----------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE (2)                  $ 1,436        $1,262        14       $ 4,165        $3,753        11
Adjusted operating expenses (3)                    492           568       (13)        1,563         1,675        (7)
Adjusted provisions for benefits, claims,
  and credit losses (2)                            451           362        25         1,313         1,139        15
                                               ----------------------                ----------------------
CORE INCOME BEFORE TAXES                           493           332        48         1,289           939        37
Income taxes                                       185           119        55           483           342        41
                                               ----------------------                ----------------------
CORE INCOME                                        308           213        45           806           597        35
Restructuring-related items, after-tax              (2)           --        --           (24)           --        --
                                               ----------------------                ----------------------
INCOME                                         $   306        $  213        44       $   782        $  597        31
-----------------------------------------------=======================================================================
Average assets (IN BILLIONS OF DOLLARS)        $    66        $   58        14       $    65        $   55        18
Return on assets                                  1.84%         1.46%       --          1.61%         1.45%       --
-----------------------------------------------=======================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                  1.85%         1.46%                   1.66%         1.45%
-----------------------------------------------=======================================================================

(1)   Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $25 million and $88 million in the 2001 third quarter and nine months, respectively, and $8 million and $30 million in the 2000 third quarter and nine-month period, respectively.
(3)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

CitiFinancial - which provides community-based lending services, including real estate-secured loans, through its branch network, regional sales offices, and cross-selling initiatives with other Citigroup businesses - reported core income of $308 million and $806 million in the 2001 third quarter and nine months, respectively, up $95 million or 45% and $209 million or 35% from the 2000 periods, principally reflecting strong growth in receivables, operating expense savings, and lower cost of funds. Income of $306 million and $782 million in the 2001 third quarter and nine months, respectively, included restructuring-related items of $2 million ($3 million pretax) and $24 million ($39 million pretax), respectively.

As shown in the following table, average receivables in the 2001 third quarter grew 11% compared to the 2000 third quarter, partially due to the cross selling of products through other Citigroup distribution channels. At September 30, 2001, the portfolio consisted of 69% real estate-secured loans, 16% personal loans, 11% auto loans, and 4% sales finance and other loans compared with 69%, 18%, 8%, and 5%, respectively, in 2000. The average net interest margin of 7.95% and 7.83% in the 2001 third quarter and nine months, respectively, increased 34 basis points and decreased 5 basis points compared to the 2000 periods as growth in lower-risk real estate loans that have lower yields was offset by lower cost of funds.

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                               -------------------     Increase/  -------------------     Increase/
                                                2001         2000      Decrease    2001         2000      Decrease
------------------------------------------------------------------------------------------------------------------
Average managed receivables (IN BILLIONS)      $ 59.1       $ 53.1       11%      $ 58.2       $ 50.9       14%
Average net interest margin %                    7.95%        7.61%      34 bp      7.83%        7.88%      (5) bp
------------------------------------------------------------------------------------------------------------------

Adjusted revenues, net of interest expense, of $1.436 billion and $4.165 billion in the 2001 third quarter and nine months, respectively, increased $174 million or 14% and $412 million or 11% from the comparable 2000 periods, reflecting strong growth in receivables and a lower cost of funds. Adjusted operating expenses of $492 million and $1.563 billion in the 2001 third quarter and nine months, respectively, decreased $76 million or 13% and $112 million or 7% from the prior-year periods, mainly reflecting efficiencies resulting from the consolidation of Associates branches, partially offset by volume-related increases.

Adjusted provisions for benefits, claims, and credit losses were $451 million and $1.313 billion in the 2001 third quarter and nine months, respectively, up from $362 million and $1.139 billion in the comparable 2000 periods. The net credit loss ratio was 2.53% in the 2001 third quarter, down from 2.55% in the 2001 second quarter and up from 2.33% in the 2000 third quarter. Loans delinquent 90 days or more were $1.909 billion or 3.20% of loans at September 30, 2001, up from $1.757 billion or 3.00% at June 30, 2001 and $1.084 billion or 2.00% a year ago, primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio may increase from the 2001 third quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

INSURANCE

TRAVELERS LIFE AND ANNUITY

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------     %        ------------------       %
IN MILLIONS OF DOLLARS                       2001      2000     Change      2001        2000      Change
--------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $875      $899       (3)      $2,980      $2,892        3
Provision for benefits and claims             549       531        3        1,824       1,720        6
Total operating expenses                       69       103      (33)         244         326      (25)
                                             --------------                ------------------
INCOME BEFORE TAXES                           257       265       (3)         912         846        8
Income taxes                                   79        86       (8)         293         278        5
                                             --------------                ------------------
INCOME (1)                                   $178      $179       (1)      $  619      $  568        9
---------------------------------------------===========================================================

(1)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Travelers Life and Annuity -- whose core offerings include individual annuity, group annuity, and individual life insurance -- reported income of $178 million and $619 million in the 2001 third quarter and nine months, respectively, versus $179 million and $568 million in the comparable periods of 2000. Income in the 2001 third quarter was down 1% compared to the 2000 third quarter as lower net investment income and the impact from the events of September 11th was mostly offset by strong growth in group annuity and life volumes and expense reductions. The improvement in the 2001 nine-month period compared to the 2000 nine-month period reflects higher net investment income principally driven by increased group annuity volumes. During the 2001 third quarter and nine months, Travelers Life and Annuity also achieved double-digit growth in group annuity net written premiums and deposits and account balances versus the prior-year periods. Total operating expenses decreased in the 2001 third quarter and nine months compared to the prior-year third quarter and nine months due to continued expense management and the absence of expenses related to the long-term care insurance business sold during the third quarter of 2000. The long-term care transaction also reduced the amount of premium revenue reported.

The cross-selling initiatives of Travelers Life and Annuity products through Primerica Financial Services (Primerica), Citibank, Salomon Smith Barney Financial Consultants, and CitiStreet, as well as strong sales through various intermediaries and a nationwide network of independent agents, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums:

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                              ---------------------             %        ----------------------        %
IN MILLIONS OF DOLLARS                          2001          2000            Change       2001          2000        Change
---------------------------------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
   Fixed                                      $   465       $   320             45       $  1,463       $   916        60
   Variable                                       952         1,274            (25)         3,119         3,777       (17)
   Individual payout                               14            21            (33)            48            63       (24)
GICS AND OTHER GROUP ANNUITIES                  1,717         1,482             16          5,616         4,378        28
INDIVIDUAL LIFE INSURANCE
   Direct periodic premiums and deposits          127           136             (7)           456           366        25
   Single premium deposits                         36            22             64            132            62        NM
   Reinsurance                                    (25)          (21)           (19)           (72)          (61)      (18)
                                              ----------------------                     -----------------------
                                              $ 3,286       $ 3,234              2       $ 10,762       $ 9,501        13
----------------------------------------------=============================================================================

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, with the result that the premiums are considered deposits and are not included in revenues.

Decreased individual annuities sales and declining market values brought account balances to $27.5 billion at September 30, 2001, compared to $29.4 billion at December 31, 2000 and $30.2 billion at the end of the 2000 third quarter. Net written premiums and deposits for individual annuities in the third quarter and nine months of 2001 were $1.43 billion and $4.63 billion, respectively, compared to $1.61 billion and $4.76 billion in the comparable periods of 2000. The decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to current market conditions, but was offset by significant fixed annuity sales increases over the prior-year periods of 45% and 60% in the quarter and nine-month period, respectively. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect the continued penetration of outside broker-dealer channels.

Group annuity account balances and benefit reserves reached $20.2 billion at September 30, 2001, up from $17.5 billion at December 31, 2000 and $16.7 billion at the end of the 2000 third quarter. The group annuity business experienced continued strong sales momentum in all products, particularly fixed and variable rate guaranteed investment contracts. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.72 billion and $5.62 billion in the third quarter and nine months of 2001, respectively, compared to $1.48 billion and $4.38 billion in the comparable periods of 2000.

Individual life insurance net written premiums and deposits reflect continued strong core agency sales in both the third quarter and nine-month periods, as well as significant sales growth in the corporate-owned life insurance product for the 2001 nine-month period compared to the prior-year period. Direct periodic premiums and deposits for individual life insurance were $127 million and $456 million in the third quarter and nine months of 2001, respectively, compared to $136 million and $366 million in the comparable periods of 2000. Life insurance in force was $72.5 billion at September 30, 2001, up from $66.9 billion at year-end 2000 and $65.2 billion at September 30, 2000.

PRIMERICA FINANCIAL SERVICES

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------      %       ------------------          %
IN MILLIONS OF DOLLARS                       2001      2000      Change     2001        2000         Change
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $493      $474        4       $1,480      $1,425         4
Provision for benefits and claims             129       106       22          384         357         8
Adjusted operating expenses (1)               171       177       (3)         512         498         3
                                             --------------                ------------------
CORE INCOME BEFORE TAXES                      193       191        1          584         570         2
Income taxes                                   68        67        1          206         202         2
                                             --------------                ------------------
CORE INCOME (2)                               125       124        1          378         368         3
Restructuring-related items, after-tax         --        --       --           --           1      (100)
                                             --------------                ------------------
INCOME                                       $125      $124        1       $  378      $  369         2
---------------------------------------------==============================================================

(1)   Excludes restructuring-related items.
(2)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Primerica Financial Services -- which sells life insurance as well as other products originated by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans, and Travelers Insurance Company annuity products -- reported core income of $125 million and $378 million in the 2001 third quarter and nine months, respectively, up from $124 million and $368 million in the comparable periods of 2000. The improvement in 2001 reflects strong net investment income and $.M.A.R.T. loan(R) sales, partially offset by lower mutual fund sales and less favorable mortality. Earned premiums, net of reinsurance, were $287 million and $856 million in the 2001 third quarter and nine months, respectively, up from $275 million and $823 million in the comparable periods of 2000.

Total face amount of issued term life insurance was $17.6 billion and $52.5 billion in the 2001 third quarter and nine months, respectively, compared to $16.8 billion and $50.3 billion in the prior-year periods. Life insurance in force reached $427.7 billion at September 30, 2001, up from $412.7 billion at year-end 2000 and $408.4 billion at September 30, 2000, and continued to reflect good policy persistency.

In recent years, Primerica has leveraged cross selling through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance by offering its clients a greater array of financial products and services, delivered personally through its sales force. During the 2001 nine months, 356,000 FNAs were submitted. Primerica sales of Travelers variable annuities generated net written premiums and deposits of $222 million and $707 million in the 2001 third quarter and nine months, respectively, compared to $271 million and $769 million in the prior-year periods. Cash advanced on $.M.A.R.T. loan(R) and $.A.F.E.(R) loan products underwritten by CitiFinancial was $1.006 billion and $2.793 billion in the 2001 third quarter and nine months, respectively, compared to $457 million and $1.425 billion in the comparable periods last year. The increase in cash advanced reflects rate reductions implemented during 2001. Mutual fund sales were $777 million and $2.64 billion for the 2001 third quarter and nine months, respectively, 19% and 20% below last year's third quarter and nine months, reflecting a difficult market environment. During the first nine months of 2001, proprietary mutual funds accounted for 65% of Primerica's U.S. sales and 56% of total sales.

PERSONAL LINES

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                             ---------------------       %       ---------------------        %
IN MILLIONS OF DOLLARS                        2001         2000(1)     Change      2001        2000(1)      Change
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $ 1,132       $1,058        7       $ 3,318       $3,142         6
Claims and claim adjustment expenses             820          717       14         2,301        2,049        12
Adjusted operating expenses (2)                  276          246       12           804          752         7
                                             --------------------                --------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                           36           95      (62)          213          341       (38)
Income taxes                                       7           27      (74)           58          101       (43)
Minority interest, after-tax                      --           --       --            --           16      (100)
                                             --------------------                --------------------
CORE INCOME (3)                                   29           68      (57)          155          224       (31)
Restructuring-related items, after-tax            (1)          --       --            (3)          --        --
                                             --------------------                --------------------
INCOME                                       $    28       $   68      (59)      $   152       $  224       (32)
---------------------------------------------=====================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3)   Excludes investment gains/losses included in Investment Activities segment.
--------------------------------------------------------------------------------

Personal Lines -- which writes all types of property and casualty insurance covering personal risks -- reported core income of $29 million and $155 million in the third quarter and nine months of 2001, respectively, compared to $68 million and $224 million in the prior-year periods. The decrease in the 2001 third quarter and nine months over the 2000 third quarter and nine months reflects the catastrophe losses associated with the events of September 11th, increased loss cost trends primarily due to inflationary pressures, lower favorable prior-year reserve development, and lower net investment income, offset in part by premium growth driven by improving rates.

The following table shows net written premiums by product line:

                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                ------------------      %       ------------------      %
IN MILLIONS OF DOLLARS           2001        2000     Change     2001        2000     Change
--------------------------------------------------------------------------------------------
Personal automobile             $  682      $  609      12      $1,990      $1,812      10
Homeowners and other               415         397       5       1,142       1,084       5
                                ------------------              ------------------
Total net written premiums      $1,097      $1,006       9      $3,132      $2,896       8
--------------------------------============================================================

Personal Lines net written premiums for the 2001 third quarter and nine months were $1.097 billion and $3.132 billion, respectively, compared to $1.006 billion and $2.896 billion in the comparable periods of 2000. The increase in net written premiums in the 2001 third quarter and nine months compared to the 2000 third quarter and nine months, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums. The business retention ratio in 2001 is comparable to the 2000 ratio.

Catastrophe losses, net of taxes and reinsurance, were $42 million and $84 million in the third quarter and nine-month periods of 2001 compared to $2 million and $50 million in the third quarter and nine-month periods of 2000. Catastrophe losses in 2001 were primarily due to the events of September 11th in the third quarter and Tropical Storm Allison and wind and hailstorms in Texas and the Midwest in the second quarter. Catastrophe losses in 2000 were primarily due to wind and hailstorms in Texas, the Midwest and the Northeast in the second quarter and hailstorms in Louisiana and Texas in the first quarter.

The statutory combined ratio for Personal Lines in the 2001 third quarter and nine months was 105.8% and 103.0%, respectively, compared to 102.6% and 99.9% in the comparable periods of 2000. The GAAP combined ratio for Personal Lines in the 2001 third quarter and nine months was 105.5% and 103.1%, respectively, compared to 100.8% and 99.4% in the comparable periods of 2000. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2001 third quarter and nine months statutory and GAAP combined ratios include the effects of the events of September 11th. Excluding the effects of these events, the 2001 third quarter and nine-month statutory combined ratios would have been 99.6% and 100.8%, respectively, and the 2001 third quarter and nine-month GAAP combined ratios would have been 99.3% and 101.0%, respectively.

The statutory and GAAP combined ratios, excluding the related adjustment above, for the 2001 third quarter and the statutory and GAAP combined ratios for the 2000 third quarter continue to reflect the impact of increased loss cost trends and lower unfavorable development.

The increase in the statutory and GAAP combined ratios, excluding the related adjustment above, for the 2001 nine months compared to the statutory and GAAP combined ratios for the 2000 nine months reflects increased loss cost trends and lower favorable prior-year reserve development, partially offset by the growth in premiums due to rate increases.

INTERNATIONAL CONSUMER

JAPAN

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                            ------------------     %        ----------------------      %
IN MILLIONS OF DOLLARS                       2001      2000(1)   Change       2001         2000(1)    Change
------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $859       $713       20       $ 2,502        $1,966       27
Adjusted operating expenses (2)               316        274       15           982           790       24
Provision for credit losses                   163        127       28           472           353       34
                                             ----------------               ----------------------
CORE INCOME BEFORE TAXES                      380        312       22         1,048           823       27
Income taxes                                  136        108       26           377           296       27
                                             ----------------               ----------------------
CORE INCOME                                   244        204       20           671           527       27
Restructuring-related items, after-tax         --         --       --            (6)           --       --
                                             ----------------               ----------------------
INCOME                                       $244       $204       20       $   665        $  527       26
---------------------------------------------=============================================================
Average assets (IN BILLIONS OF DOLLARS)      $ 21       $ 18       17       $    20        $   16       25
Return on assets                             4.61%      4.51%      --          4.45%         4.40%      --
---------------------------------------------=============================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                             4.61%      4.51%                  4.49%         4.40%
---------------------------------------------=============================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Japan - which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported core income of $244 million and $671 million in the 2001 third quarter and nine months, respectively, up $40 million or 20% and $144 million or 27% from the 2000 periods, reflecting growth in the consumer finance business, including the impact of the acquisition of Unimat in September 2000. Income of $665 million in the 2001 nine months included restructuring-related items of $6 million ($12 million pretax).

The net effect of foreign currency translation in the 2001 third quarter reduced revenue, expense, and provision for credit losses growth rates by 5, 10, and 14 percentage points, respectively, compared to the 2000 third quarter. For the nine months ended September 30, 2001, the net effect of foreign currency translation reduced revenue, expense, and provision for credit losses growth rates by 7, 9, and 14 percentage points, respectively, compared to the prior-year period.

As shown in the following table, the Japan business experienced strong growth in accounts, customer deposits and loans from 2000, including the Unimat acquisition which added approximately $1.6 billion to average loans in the 2001 third quarter.

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                              ------------------     %      -----------------      %
IN BILLIONS OF DOLLARS         2001       2000     Change    2001       2000     Change
---------------------------------------------------------------------------------------
Accounts (IN MILLIONS)           5.2        4.6      13        5.2        4.6      13
Average customer deposits      $15.4      $13.9      11      $14.8      $13.5      10
Average loans                  $14.7      $12.2      20      $14.1      $10.9      29
-------------------------------========================================================

Revenues, net of interest expense, of $859 million and $2.502 billion in the 2001 third quarter and nine months increased $146 million or 20% and $536 million or 27% from the respective 2000 periods, primarily reflecting growth in consumer finance revenues and foreign exchange fees along with the impact of acquisitions, partially offset by the effect of foreign currency translation. Adjusted operating expenses in the 2001 third quarter and nine months increased 15% and 24%, respectively, from the 2000 periods, reflecting volume-related increases and the impact of acquisitions, partially offset by the effect of foreign currency translation.

The provision for credit losses was $163 million and $472 million in the 2001 third quarter and nine months, up $36 million and $119 million from the comparable 2000 periods. Net credit losses in the 2001 third quarter were $149 million and the related loss ratio was 4.04%, compared to $130 million and 3.74% in the 2001 second quarter and $99 million and 3.15% in the 2000 third quarter. The increase in net credit losses was primarily due to higher loan volumes, including the impact of acquisitions, and increased bankruptcy filings. Loans delinquent 90 days or more were $174 million or 1.12% of loans at September 30, 2001, compared to $129 million or 0.91% at June 30, 2001 and $105 million or 0.76% a year ago. Net credit losses and the related loss ratio may increase from the 2001 third quarter should bankruptcy filings and unemployment rates in Japan increase in the future. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

WESTERN EUROPE

                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                           -------------------     %        ----------------------       %
IN MILLIONS OF DOLLARS                       2001      2000(1)   Change      2001          2000(1)     Change
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $651       $579       12       $ 1,875        $1,797        4
Adjusted operating expenses (2)               353        333        6         1,035         1,061       (2)
Provisions for benefits, claims,
  and credit losses                           106         97        9           306           293        4
                                             ----------------               ----------------------
CORE INCOME BEFORE TAXES                      192        149       29           534           443       21
Income taxes                                   68         55       24           194           162       20
                                             ----------------               ----------------------
CORE INCOME                                   124         94       32           340           281       21
Restructuring-related items, after-tax         --         --       --            (2)           --       --
                                             ----------------               ----------------------
INCOME                                       $124       $ 94       32       $   338        $  281       20
---------------------------------------------================================================================
Average assets (IN BILLIONS OF DOLLARS)      $ 23       $ 21       10       $    22        $   21        5
Return on assets                             2.14%      1.78%                  2.05%         1.79%
---------------------------------------------================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Western Europe -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported core income of $124 million and $340 million in the 2001 third quarter and nine months, respectively, up $30 million or 32% and $59 million or 21% from the 2000 periods, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in Germany and the UK. Income of $338 million in the 2001 nine months included restructuring-related items of $2 million ($3 million pretax).

The net effect of foreign currency translation reduced income growth by approximately $38 million in the 2001 nine months, which corresponded to a reduction in revenue, expense, and provision for benefits, claims, and credit losses growth by approximately 6, 3, and 3 percentage points, respectively, from the 2000 nine months.

As shown in the following table, Western Europe accounts were up slightly from a year ago. Growth in both deposit and loan volumes in the 2001 third quarter and nine months was driven by increases in Germany and the UK and, in the nine-month comparison, was partially reduced by foreign currency translation.

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                              ------------------      %     -----------------      %
IN BILLIONS OF DOLLARS         2001       2000      Change   2001       2000     Change
---------------------------------------------------------------------------------------
Accounts (IN MILLIONS)          10.1       10.0       1       10.1       10.0      1
Average customer deposits      $13.6      $12.1      12      $13.2      $12.5      6
Average loans                  $18.6      $16.7      11      $17.7      $16.8      5
-------------------------------========================================================

Revenues, net of interest expense, of $651 million and $1.875 billion in the 2001 third quarter and nine months increased $72 million or 12% and $78 million or 4% from the comparable 2000 periods, respectively, principally due to growth in consumer finance and branch lending revenues, reflecting increased volumes and spreads, partially offset by reduced investment product fees and, in the nine-month comparison, the adverse effects of foreign currency translation. Adjusted operating expenses increased $20 million or 6% in the 2001 third quarter and decreased $26 million or 2% in the 2001 nine months compared to the 2000 periods, mainly reflecting the costs associated with higher business volumes that were more than offset, in the nine-month comparison, by the effect of foreign currency translation and lower expenses due to management initiatives. Revenue and expense growth in the 2001 third quarter and nine months was impacted by the 2001 first quarter sale of the Diners Club franchises in the region.

The provisions for benefits, claims, and credit losses were $106 million and $306 million in the 2001 third quarter and nine months, up from $97 million and $293 million in the respective 2000 periods. The net credit loss ratio was 1.82% in the 2001 third quarter, down from 1.98% in the 2001 second quarter and 2.01% in the 2000 third quarter. Loans delinquent 90 days or more were $817 million or 4.29% of loans at September 30, 2001 compared with $740 million or 4.34% at June 30, 2001 and $829 million or 5.09% a year ago. The increase in loans delinquent 90 days or more from the prior quarter primarily reflects the effect of foreign currency translation. Net credit losses and the related loss ratio may increase from the 2001 third quarter as a result of economic conditions, statutory changes in the region, and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

ASIA

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                            ------------------         %        ----------------------         %
IN MILLIONS OF DOLLARS                       2001      2000(1)       Change      2001          2000(1)       Change
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $554       $ 521           6       $ 1,630        $ 1,579          3
Adjusted operating expenses (2)               235         235          --           720            723         --
Provisions for benefits, claims,
  and credit losses                            67          71          (6)          196            207         (5)
                                             -----------------                  -----------------------
CORE INCOME BEFORE TAXES                      252         215          17           714            649         10
Income taxes                                   92          76          21           262            230         14
                                             -----------------                  -----------------------
CORE INCOME                                   160         139          15           452            419          8
Restructuring-related items, after-tax         --          (1)        100            (3)            (5)        40
                                             -----------------                  -----------------------
INCOME                                       $160       $ 138          16       $   449        $   414          8
---------------------------------------------======================================================================
Average assets (IN BILLIONS OF DOLLARS)      $ 25       $  27          (7)      $    25        $    27         (7)
Return on assets                             2.54%       2.03%                     2.40%          2.05%
---------------------------------------------======================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                             2.54%       2.05%                     2.42%          2.07%
---------------------------------------------======================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Asia (excluding Japan) -- which provides banking, lending, including credit and charge cards, and investment products and services -- reported core income of $160 million and $452 million in the 2001 third quarter and nine months, respectively, up $21 million or 15% and $33 million or 8% from the 2000 periods, as volume growth across most countries and products and disciplined expense management was partially offset by the net effects of foreign currency translation. Core income in the 2001 nine months also included gains on the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon. Income of $449 million in the 2001 nine months included restructuring-related charges of $3 million ($4 million pretax). Income of $138 million in the 2000 third quarter and $414 million in the 2000 nine months included restructuring-related charges of $1 million ($1 million pretax) and $5 million ($7 million pretax), respectively.

The net effect of foreign currency translation reduced income growth by approximately $15 million and $42 million in the 2001 third quarter and nine months from the 2000 periods and reduced revenue growth by 8 percentage points in both periods, reduced the provisions for benefits, claims and credit losses growth rates by 7 percentage points in both periods and reduced expense growth by 6 and 7 percentage points, respectively, from the 2000 periods.

As shown in the following table, Asia experienced strong growth in accounts, primarily in cards; however, both loan and deposit volumes were reduced by foreign currency translation effects.

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                              ------------------      %     -----------------       %
IN BILLIONS OF DOLLARS         2001       2000      Change   2001       2000      Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS)           9.3        7.8      19        9.3        7.8      19
Average customer deposits      $35.3      $35.1       1      $35.6      $34.6      3
Average loans                  $21.3      $22.3      (4)     $21.4      $22.4      (4)
-------------------------------=========================================================

Revenues, net of interest expense, of $554 million and $1.630 billion in the 2001 third quarter and nine months, respectively, were up $33 million or 6% and $51 million or 3% from the 2000 periods, reflecting improvements in most countries driven by growth in cards, investment products, and deposits, as well as Fubon-related gains in the nine-month comparison, partially offset by foreign currency translation effects. Adjusted operating expenses were flat in the 2001 third quarter and declined $3 million in the 2001 nine months compared to the 2000 periods due to expense control initiatives across the region as well as foreign currency translation effects, partially offset by new branch initiatives.

The provisions for benefits, claims, and credit losses were $67 million in the 2001 third quarter and $196 million in the 2001 nine months compared with $71 million and $207 million in the 2000 periods. Net credit losses in the 2001 third quarter were $65 million and the related loss ratio was 1.21%, essentially flat compared to $65 million and 1.23% in the 2001 second quarter and $64 million and 1.14% a year ago, reflecting weaker economic conditions in the region. Loans delinquent 90 days or more totaled $348 million or 1.65% of loans at September 30, 2001, compared to $338 million or 1.59% at June 30, 2001 and $350 million or 1.57% a year ago, primarily due to an increase in delinquent mortgages in Taiwan and Malaysia.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to economic weakness in Asia, whose exporting economies have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

MEXICO

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                           -------------------      ------------------
IN MILLIONS OF DOLLARS                                     2001         2000        2001         2000
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                    $ 683        $ 119       $ 995        $452
Adjusted operating expenses (1)                              460          113         721         341
Provisions for benefits, claims, and credit losses            57            7          75          32
                                                           -------------------      ------------------
CORE INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST        166           (1)        199          79
Income taxes                                                  33            2          51          33
Minority interest, after-tax                                   9           --           9          --
                                                           -------------------      ------------------
CORE INCOME (LOSS)                                         $ 124        ($  3)      $ 139        $ 46
Restructuring-related items, after-tax                       (84)          --         (84)         --
                                                           -------------------      ------------------
INCOME (LOSS)                                              $  40        ($  3)      $  55        $ 46
-----------------------------------------------------------===========================================
Average assets (IN BILLIONS OF DOLLARS)                    $  49        $   8       $  24        $  9
Return on assets                                            0.32%          NM        0.31%       0.68%
-----------------------------------------------------------===========================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                            1.00%          NM        0.77%       0.68%
-----------------------------------------------------------===========================================

(1)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Mexico - which includes the results of Banamex as well as Citigroup's consumer banking, corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products - reported core income of $124 million and $139 million in the 2001 third quarter and nine months, respectively, compared with a loss of $3 million and income of $46 million in the 2000 periods, primarily reflecting the acquisition of Banamex. Income of $40 million and $55 million in the 2001 third quarter and nine months included restructuring related charges of $84 million ($129 million pretax) in both periods.

On October 31, 2001, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity.

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         ---------------------------------------
IN BILLIONS OF DOLLARS                    2001       2000       2001       2000
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)                     16.5        1.7       16.5        1.7
Average customer deposits                 $23.7      $ 3.2      $ 9.8      $ 3.3
Average loans
CONSUMER                                  $ 3.8      $ 0.3      $ 1.5      $ 0.3
CORPORATE                                   9.6        3.2        5.5        3.4
GOVERNMENT/GOVERNMENT AGENCIES              2.9         --        1.0         --
                                          --------------------------------------
TOTAL                                     $16.3      $ 3.5      $ 8.0      $ 3.7
------------------------------------------======================================

Revenues, net of interest expense, of $683 million and $995 million in the 2001 third quarter and nine months increased $564 million and $543 million from the 2000 periods, primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth from the underlying customer business, offset by declining spreads and trading weakness. The consumer business was impacted by lower interest rates that reduced spreads on deposits.

Adjusted operating expenses in the 2001 third quarter increased $347 million and increased $380 million in the 2001 nine months compared to the 2000 periods, primarily reflecting the acquisition of Banamex. The business has initiated actions to rationalize headcount, branches, and systems.

The provisions for benefits, claims, and credit losses were $57 million and $75 million in the 2001 third quarter and nine months, up from $7 million and $32 million in the 2000 third quarter and nine months, reflecting the acquisition of Banamex. Consumer net credit losses in the 2001 third quarter were $33 million with a related loss ratio of 3.43%, up from 3.20% in the 2001 second quarter and down from 3.54% a year ago. Consumer loans delinquent 90 days or more were $507 million or 9.06% of loans at September 30, 2001 compared with 6.33% of loans at June 30, 2001 and 5.75% of loans a year ago, reflecting the acquisition of Banamex.

Commercial cash basis loans were $600 million at September 30, 2001, $164 million at June 30, 2001, $79 million at December 31, 2000, and $80 million at September 30, 2000. The increase in commercial cash basis loans is primarily due to the acquisition of Banamex.

Net credit losses, cash basis loans, and loans delinquent 90 days or more may increase from 2001 third quarter levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

LATIN AMERICA

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                            -------------------        %        -----------------------         %
IN MILLIONS OF DOLLARS                       2001       2000(1)      Change       2001         2000(1)        Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $396       $ 401          (1)      $ 1,211        $ 1,238         (2)
Adjusted operating expenses (2)               225         247          (9)          718            748         (4)
Provisions for benefits, claims,
  and credit losses                            82          66          24           225            226         --
                                            -------------------                 -----------------------
CORE INCOME BEFORE TAXES                       89          88           1           268            264          2
Income taxes                                   26          31         (16)           80             90        (11)
                                            -------------------                 -----------------------
CORE INCOME                                    63          57          11           188            174          8
Restructuring-related items, after-tax         --         (18)        100           (19)           (29)        34
                                            -------------------                 -----------------------
INCOME                                       $ 63       $  39          62       $   169        $   145         17
---------------------------------------------=======================================================================
Average assets (IN BILLIONS OF DOLLARS)      $  8       $   9         (11)      $     8        $     9        (11)
Return on assets                             3.12%       1.72%         --          2.82%          2.15%        --
---------------------------------------------=======================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                             3.12%       2.52%         --          3.14%          2.58%        --
---------------------------------------------=======================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Latin America (excluding Mexico) -- which provides banking, lending, including credit and charge cards, and insurance and investment services -- reported core income of $63 million and $188 million in the 2001 third quarter and nine months, respectively, compared with $57 million and $174 million in the 2000 periods. Income of $169 million in the 2001 nine months includes restructuring-related charges of $19 million ($28 million pretax). Income of $39 million and $145 million in the 2000 third quarter and nine months included restructuring-related charges of $18 million ($27 million pretax) and $29 million ($41 million pretax), respectively.

The net effects of foreign currency translation reduced income by approximately $9 million and $22 million, reduced revenue growth by approximately 8 and 6 percentage points, reduced expense growth by 6 and 5 percentage points, and reduced the provision for benefits, claims, and credit losses growth rates by 5 and 3 percentage points in the 2001 third quarter and nine months, respectively, from the comparable 2000 periods.

As shown in the following table, Latin America accounts declined as decreases in deposits and loan products were partially offset by growth in banking-related insurance products and cards. Average customer deposits declined in the 2001 third quarter, reflecting continued weak economic conditions in the region, strategy changes in certain countries, and foreign currency translation effects. Average loans declined 15% in the 2001 third quarter and 11% in the 2001 nine months, reflecting continued credit risk management initiatives and foreign currency translation effects.

                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                              ------------------      %      -----------------     %
IN BILLIONS OF DOLLARS         2001       2000      Change   2001       2000     Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS)           7.1        7.3      (3)       7.1        7.3      (3)
Average customer deposits      $10.2      $10.6      (4)     $10.6      $10.6      --
Average loans                  $ 5.8      $ 6.8     (15)     $ 6.2      $ 7.0     (11)
-------------------------------=========================================================

Revenues, net of interest expense, of $396 million in the 2001 third quarter were down $5 million or 1% from 2000, primarily reflecting weak economic conditions in Argentina and Chile as well as foreign currency translation effects, partially offset by increases in Puerto Rico. Revenues of $1.211 billion in the 2001 nine months declined $27 million or 2% from 2000, reflecting decreases in Chile and Brazil as well as foreign currency translation effects, partially offset by higher revenues in Venezuela and Peru. Adjusted operating expenses in the 2001 third quarter declined $22 million or 9% and decreased $30 million or 4% in the 2001 nine months compared to the 2000 periods, due to expense rationalization initiatives in Argentina, Brazil, and Chile as well as foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $82 million and $225 million in the 2001 third quarter and nine months, up from $66 million in the third quarter of 2000 and essentially flat to $226 million in the 2000 nine months. Net credit losses in the 2001 third quarter were $76 million with a related loss ratio of 5.20%, up from $66 million and 4.28% in the 2001 second quarter and $67 million or 3.90% a year ago. The increase in net credit losses primarily reflects continued weakness in Argentina. Loans delinquent 90 days or more were $255 million or 4.51% of loans at September 30, 2001 compared with $285 million or 4.69% at June 30, 2001 and $303 million or 4.49% a year ago. The decrease in loans delinquent 90 days or more relates primarily to Puerto Rico due to the gradual liquidation of the auto loan portfolio.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to continued economic weakness in Argentina and the possible impact on the region from Argentina's difficulty in meeting its debt obligations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------      %        ------------------      %
IN MILLIONS OF DOLLARS                       2001      2000(1)    Change      2001       2000(1)   Change
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $140       $112        25       $ 405        $318       27
Adjusted operating expenses (2)                91         88         3         278         231       20
Provision for credit losses                    10          7        43          29          25       16
                                            ------------------               ------------------
CORE INCOME BEFORE TAXES                       39         17        NM          98          62       58
Income taxes                                   15          5        NM          35          20       75
                                            ------------------               ------------------
CORE INCOME                                    24         12       100          63          42       50
Restructuring-related items, after-tax         --         --        --          (1)          7       NM
                                            ------------------               ------------------
INCOME                                       $ 24       $ 12       100       $  62        $ 49       27
---------------------------------------------============================================================
Average assets (IN BILLIONS OF DOLLARS)      $  4       $  3        33       $   4        $  3       33
Return on assets                             2.38%      1.59%                 2.07%       2.18%
---------------------------------------------============================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on Assets                             2.38%      1.59%                 2.11%       1.87%
---------------------------------------------============================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

Central & Eastern Europe, Middle East & Africa (CEEMEA -- including India and Pakistan) -- which provides banking, lending, including credit and charge cards, and investment services -- reported core income of $24 million and $63 million in the 2001 third quarter and nine months, respectively, up $12 million or 100% and $21 million or 50% from the 2000 periods, reflecting continued growth in loans and deposits across the region, partially offset by investments in new initiatives. Income of $62 million in the 2001 nine months included restructuring-related charges of $1 million ($1 million pretax). Income of $49 million in the 2000 nine months included restructuring-related credits of $7 million ($11 million pretax).

As shown in the following table, CEEMEA reported 37% account growth from a year ago, primarily reflecting growth in customer deposits, cards, and other lending as franchise growth efforts continued across the region.

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                              ------------------      %     ------------------      %
IN BILLIONS OF DOLLARS         2001       2000      Change   2001       2000      Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS)           3.7        2.7      37        3.7        2.7      37
Average customer deposits      $ 6.0      $ 3.9      54      $ 5.8      $ 3.7      57
Average loans                  $ 2.3      $ 1.9      21      $ 2.3      $ 1.9      21
-------------------------------=========================================================

Revenues, net of interest expense, of $140 million and $405 million in the 2001 third quarter and nine months increased $28 million or 25% and $87 million or 27% from the comparable 2000 periods, while total operating expenses increased $3 million or 3% in the 2001 third quarter and $47 million or 20% in the 2001 nine months, reflecting franchise growth in the region, particularly deposits and cards.

The provision for credit losses of $10 million and $29 million in the 2001 third quarter and nine months was up from $7 million and $25 million in the comparable 2000 periods, primarily due to loan growth. The net credit loss ratio was 1.62% in the 2001 third quarter, down from 1.70% in the 2001 second quarter and up from 1.45% a year ago. Loans delinquent 90 days or more were $32 million or 1.30% of loans at September 30, 2001, essentially flat to $32 million or 1.31% at June 30, 2001 and down from $34 million or 1.73% at September 30, 2000.

Net credit losses and loans delinquent 90 days or more may increase from 2001 third quarter levels due to weakening global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

E-CONSUMER

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------       %        -----------------        %
IN MILLIONS OF DOLLARS                       2001      2000(1)     Change     2001       2000(1)     Change
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $ 54       $  76       (29)      $ 136       $ 135         1
Adjusted operating expenses (2)                80         122       (34)        235         337       (30)
                                            ------------------                -----------------
CORE LOSS BEFORE TAX BENEFITS                 (26)        (46)       43         (99)       (202)       51
Income tax benefits                           (12)        (15)       20         (39)        (75)       48
                                            ------------------                -----------------
CORE LOSS                                     (14)        (31)       55         (60)       (127)       53
Restructuring-related items, after-tax         --          --        --          (8)         --        --
                                            ------------------                -----------------
LOSS                                         ($14)      ($ 31)       55       ($ 68)      ($127)       46
---------------------------------------------==============================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

e-Consumer -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported losses before restructuring-related items of $14 million and $60 million in the 2001 third quarter and nine months, compared to losses of $31 million and $127 million in the 2000 third quarter and nine months. The loss of $68 million in the 2001 nine months included restructuring-related items of $8 million ($13 million pre-tax).

Revenues, net of interest expense, in the 2001 third quarter and nine months decreased $22 million and increased $1 million from the comparable 2000 periods, mainly reflecting lower realized investment gains, partially offset by revenue growth associated with both new and established product offerings. Adjusted operating expenses declined $42 million or 34% and $102 million or 30% from the 2000 third quarter and nine months, primarily due to the effect of initiatives discontinued in 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------     ------------------
IN MILLIONS OF DOLLARS                                  2001      2000(1)     2001       2000(1)
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 62       $ 95       $ 127       $ 111
Adjusted operating expenses (2)                           54         80         169         222
Provisions for benefits, claims, and credit losses       (11)        27         (49)         18
                                                      -------------------     ------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS                    19        (12)          7        (129)
Income taxes (benefits)                                    4         (5)         (4)        (49)
                                                      -------------------     ------------------
CORE INCOME (LOSS)                                        15         (7)         11         (80)
Restructuring-related items, after tax                    --         --          (4)          2
                                                      -------------------     ------------------
INCOME (LOSS)                                           $ 15       ($ 7)      $   7       ($ 78)
--------------------------------------------------------========================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Other Consumer -- which includes certain treasury and unallocated staff functions, global marketing, and other programs -- reported core income of $15 million and $11 million for the 2001 third quarter and nine months compared to losses before restructuring-related items of $7 million and $80 million in the 2000 third quarter and nine months. The improvement compared to the prior-year quarter was primarily due to a pension curtailment gain. The nine-month comparison also reflects higher treasury results. Income of $7 million in the 2001 nine months included restructuring-related items of $4 million ($6 million pretax). The loss of $78 million in the 2000 nine months included restructuring-related credits of $2 million ($3 million pretax). Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

CONSUMER PORTFOLIO REVIEW

In the consumer portfolio, credit loss experience is expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                         TOTAL                                                  AVERAGE
IN MILLIONS              LOANS           90 DAYS OR MORE PAST DUE(1)             LOANS               NET CREDIT LOSSES(1)
  OF DOLLARS,          ------------------------------------------------------------------------------------------------------------
  EXCEPT LOAN AMOUNTS  SEPT. 30,     SEPT. 30,     June 30,      Sept. 30,     3RD QTR.      3RD QTR.      2ndt Qtr.     3rd Qtr.
  IN BILLIONS            2001          2001         2001(2)       2000(2)        2001          2001         2001(2)       2000(2)
-----------------------------------------------------------------------------------------------------------------------------------
Citibanking North
 America               $    12.6     $      69     $      41     $      33     $    11.6     $      33     $      18     $      15
  RATIO                                   0.55%         0.58%         0.46%                       1.12%         1.03%         0.86%
Mortgage Banking            44.0         1,204         1,191           723          44.8            12             9             9
  RATIO                                   2.74%         2.61%         1.88%                       0.10%         0.08%         0.09%
Citi Cards                 104.7         1,908         1,775         1,295         103.0         1,423         1,383           942
  RATIO                                   1.82%         1.72%         1.34%                       5.48%         5.51%         3.95%
Other North America
 Cards                       1.4             5             5            20           1.5            10            12            13
  RATIO                                   0.36%         0.29%         1.05%                       2.80%         2.92%         3.00%
CitiFinancial               59.7         1,909         1,757         1,084          59.1           376           369           311
  RATIO                                   3.20%         3.00%         2.00%                       2.53%         2.55%         2.33%
Japan                       15.5           174           129           105          14.7           149           130            99
  RATIO                                   1.12%         0.91%         0.76%                       4.04%         3.74%         3.15%
Western Europe              19.1           817           740           829          18.6            85            84            84
  RATIO                                   4.29%         4.34%         5.09%                       1.82%         1.98%         2.01%
Asia (excluding
 Japan)                     21.1           348           338           350          21.3            65            65            64
  RATIO                                   1.65%         1.59%         1.57%                       1.21%         1.23%         1.14%
Mexico                       5.6           507            25            15           3.8            33             3             2
  RATIO                                   9.06%         6.33%         5.75%                       3.43%         3.20%         3.54%
Latin America                5.7           255           285           303           5.8            76            66            67
  RATIO                                   4.51%         4.69%         4.49%                       5.20%         4.28%         3.90%
CEEMEA                       2.4            32            32            34           2.3            10            10             7
  RATIO                                   1.30%         1.31%         1.73%                       1.62%         1.70%         1.45%
The Citigroup
 Private Bank               25.3            78            64            90          25.0             2             3             2
  RATIO                                   0.31%         0.26%         0.36%                       0.03%         0.04%         0.03%
Other                        3.5            20            22            14           3.5            10             2           (17)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED          $   320.6     $   7,326     $   6,404     $   4,895     $   315.0     $   2,284     $   2,154     $   1,598
  RATIO                                   2.28%         2.10%         1.69%                       2.88%         2.85%         2.24%
-----------------------============================================================================================================
Securitized
 receivables               (66.8)       (1,214)       (1,115)         (911)        (63.0)         (812)         (838)         (502)
Loans held for sale        (11.3)         (106)         (144)          (68)        (15.3)          (95)          (92)          (59)
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS         $   242.5     $   6,006     $   5,145     $   3,916     $   236.7     $   1,377     $   1,224     $   1,037
  RATIO                                   2.48%         2.29%         1.76%                       2.31%         2.19%         1.89%
-----------------------============================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)   Reclassified to conform to current period's presentation.
--------------------------------------------------------------------------------

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                     END OF PERIOD                             AVERAGE
                          ------------------------------------   ------------------------------------
                          SEPT. 30,    June 30,     Sept. 30,    3RD QTR.     2nd Qtr.     3rd Qtr.
IN BILLIONS OF DOLLARS      2001         2001         2000         2001         2001         2000
-----------------------------------------------------------------------------------------------------
TOTAL MANAGED             $   320.6    $   305.1    $   289.4    $   315.0    $   302.6    $   283.3
Securitized receivables       (66.8)       (63.6)       (58.4)       (63.0)       (62.3)       (56.3)
Loans held for sale           (11.3)       (16.6)        (9.0)       (15.3)       (16.5)       (10.0)
                          ------------------------------------   ------------------------------------
CONSUMER LOANS            $   242.5    $   224.9    $   222.0    $   236.7    $   223.8    $   217.0
--------------------------===========================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $7.326 billion or 2.28% of loans at September 30, 2001, compared with $6.404 billion or 2.10% at June 30, 2001 and $4.895 billion or 1.69% at September 30, 2000. Total managed net credit losses in the 2001 third quarter were $2.284 billion and the related loss ratio was 2.88%, compared with $2.154 billion and 2.85% in the 2001 second quarter and $1.598 billion and 2.24% in the 2000 third quarter. For a discussion on trends by business, see the business discussions on pages 6 -19.

Citigroup's allowance for credit losses of $9.918 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $5.239 billion at September 30, 2001, $4.914 billion at June 30, 2001 and $5.105 billion at September 30, 2000. The increase in the allowance for credit losses from the prior quarter is primarily due to the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.16% at September 30, 2001, down from 2.18% at June 30, 2001 and 2.30% a year ago. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $242.5 billion grew 9% from a year ago, primarily driven by the impact of the acquisitions of Banamex and EAB, as well as growth in Mortgage Banking, mainly student loans and mortgages, and CitiFinancial, mostly real-estate secured loans. On balance sheet loans in Citi Cards declined in the 2001 third quarter as growth in managed receivables was more than offset by increased securitization activity. In addition, loans increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due may increase from 2001 third quarter levels as a result of portfolio growth and seasonal factors and as uncertain global economic conditions persist. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

GLOBAL CORPORATE

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------------   %     -------------------    %
IN MILLIONS OF DOLLARS                      2001     2000(1) Change    2001      2000(1)  Change
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE   $ 8,014    $8,436    (5)   $ 25,951    $25,062     4
Adjusted operating expenses (2)             4,274     4,761   (10)     14,309     13,905     3
Provisions for benefits, claims,
  and credit losses                         1,975     1,246    59       4,747      3,585    32
                                         -------------------         -------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                     1,765     2,429   (27)      6,895      7,572    (9)
Income taxes                                  600       844   (29)      2,348      2,605   (10)
Minority interest, after-tax                    6         8   (25)         18         64   (72)
                                         -------------------         -------------------
CORE INCOME                                 1,159     1,577   (27)      4,529      4,903    (8)
Restructuring-related items, after-tax         (1)       --    --        (135)         3    --
                                         -------------------         -------------------
INCOME                                    $ 1,158    $1,577   (27)   $  4,394    $ 4,906   (10)
------------------------------------------======================================================

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

Global Corporate core income of $1.159 billion and $4.529 billion in the 2001 third quarter and nine months decreased $418 million or 27% and $374 million or 8% from the respective 2000 periods. The 2001 third quarter reflects core income declines from the comparable 2000 quarter of $453 million in Commercial Lines and $21 million or 2% in the Corporate and Investment Bank, partially offset by growth of $56 million or 15% in EM Corporate & GTS. The 2001 nine months reflects core income declines from the comparable 2000 period of $408 million or 49% in Commercial Lines and $263 million or 9% in the Corporate and Investment Bank, partially offset by growth of $297 million or 30% in EM Corporate & GTS.

EM Corporate & GTS core income growth reflects broad-based growth in trading-related revenues, the impact of net investment hedging, and disciplined expense management. The increase in the 2001 nine months also reflects lower net credit losses and the impact of a building sale in Asia during the second quarter of 2001. The decrease in the Corporate and Investment Bank primarily reflects lower income in Global Equities and Private Client, lower earnings from the investment in Nikko Securities, and higher net credit losses, partially offset by increases in Fixed Income, the gain on the sale of certain municipal bonds, as well as gains on sales of Associates Relocation and Canadian Fleet businesses. The decrease also reflects the loss of revenue and increased expenses resulting from the September 11th events. Commercial Lines decreased primarily due to the catastrophe losses associated with the events of September 11th, increased loss cost trends primarily due to inflationary pressures, and lower net investment income, offset in part by the benefit of rate increases and higher favorable prior-year reserve development.

Income of $1.158 billion in the 2001 third quarter and $4.394 billion in the 2001 nine months included net restructuring-related charges of $1 million and $135 million, respectively. Income of $4.906 billion in the 2000 nine months included net restructuring-related credits of $3 million. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to weakening global economic conditions, sovereign or regulatory actions and other factors. A variety of factors continue to affect the property and casualty insurance market, including the competitive pressures affecting pricing and profitability, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CORPORATE AND INVESTMENT BANK

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                        ------------------   %     -------------------    %
IN MILLIONS OF DOLLARS                     2001    2000(1) Change    2001      2000(1)  Change
----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE   $4,338   $4,930   (12)   $ 14,713    $15,041     (2)
Adjusted operating expenses (2)            2,800    3,420   (18)      9,719      9,890     (2)
Provision for credit losses                  181      113    60         641        363     77
                                        ------------------         -------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                    1,357    1,397    (3)      4,353      4,788     (9)
Income taxes                                 490      509    (4)      1,545      1,714    (10)
Minority interest, after-tax                  --       --    --          --          3   (100)
                                        ------------------         -------------------
CORE INCOME                                  867      888    (2)      2,808      3,071     (9)
Restructuring-related items, after tax        --       --    --        (105)        --     --
                                        ------------------         -------------------
INCOME                                    $  867   $  888    (2)   $  2,703    $ 3,071    (12)
------------------------------------------====================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

The Corporate and Investment Bank delivers a full range of financial services and products including investment banking, brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, and leasing.

The Corporate and Investment Bank core income of $867 million and $2.808 billion in the 2001 third quarter and nine months was down $21 million or 2% and $263 million or 9% from the respective 2000 periods. The decrease primarily reflects lower income in Global Equities and Private Client, lower earnings from the investment in Nikko Securities, and higher net credit losses, partially offset by increases in Fixed Income, the gain on the sale of certain municipal bonds, and gains on sale of Associates Relocation and Canadian Fleet businesses. The decrease also reflects the impact of the September 11th events, which resulted in market closures, reduced private client trading volumes when markets reopened, as well as additional expenses to relocate employees to a contingency site. Income of $2.703 billion in the 2001 nine months includes net restructuring-related charges of $105 million ($176 million pretax).

On May 1, 2000, the Corporate and Investment Bank completed the acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets, and securities activities. During the second quarter of 2000, the Corporate and Investment Bank strengthened its position in the U.S. leasing market through the purchase of Copelco.

Revenues by category were as follows:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                         ------------------   %     -----------------    %
IN MILLIONS OF DOLLARS                      2001    2000(1) Change    2001    2000(1)  Change
---------------------------------------------------------------------------------------------
Commissions and fees                       $  844   $1,019   (17)   $ 2,825   $ 3,402   (17)
Investment banking                            930    1,125   (17)     3,307     3,093     7
Principal transactions                        451    1,114   (60)     2,847     3,396   (16)
Asset management and administration fees      526      551    (5)     1,565     1,597    (2)
Interest and dividend income, net           1,203      941    28      3,351     2,791    20
Other income                                  384      180    NM        818       762     7
                                         ------------------         -----------------
TOTAL REVENUES, NET OF INTEREST EXPENSE    $4,338   $4,930   (12)   $14,713   $15,041    (2)
-------------------------------------------==================================================

(1)   Reclassified to conform to the current period's presentation.
NM    Not meaningful
--------------------------------------------------------------------------------

Revenues, net of interest expense, of $4.338 billion and $14.713 billion in the 2001 third quarter and 2001 nine months decreased $592 million or 12% and $328 million or 2% from the comparable 2000 periods, respectively. Commissions and fees in the 2001 third quarter and nine months decreased $175 million or 17% and $577 million or 17%, respectively, mainly reflecting decreases in over-the-counter securities and mutual fund commissions. Investment banking revenues decreased $195 million or 17% in the 2001 third quarter but increased $214 million or 7% in the 2001 nine months. The decrease in the 2001 third quarter reflects declines in mergers and acquisitions fees and equity underwritings, partially offset by growth in high-grade debt underwritings. The increase in the 2001 nine months was primarily due to growth in high-grade debt underwritings, partially offset by declines in equity and unit trust underwritings. Principal transactions revenues decreased $663 million or 60% in the 2001 third quarter and $549 million or

16% in the 2001 nine months compared to the respective 2000 periods. The decrease in the 2001 third quarter primarily reflects declines in Global Equities and Fixed Income. The decrease in the 2001 nine months primarily reflects declines in Global Equities and Commodities, partially offset by increases in Fixed Income. Net interest and dividend income increased $262 million or 28% and $560 million or 20% in the 2001 third quarter and nine months, respectively, primarily reflecting growth in U.S. mortgages and Loans. Other income increased $204 million and $56 million in the 2001 third quarter and nine months, respectively. The increase primarily reflects gains on the sale of the Associates Relocation and Canadian Fleet businesses, gains on the sale of municipal bonds from the available-for-sale portfolio and growth in other customer fees partially offset by lower earnings from the investment in Nikko securities. The increase in the 2001 nine months also includes an offset due to a change in intercompany billing practices that had the effect of reducing other income and other expense. Asset management and administration fees include results from assets managed by the Financial Consultants and other internally-managed assets as well as those that are managed through the Consulting Group. For the 2001 third quarter and nine months, asset management and administration fees decreased $25 million or 5% and $32 million or 2% from the respective 2000 periods, primarily due to a decrease in assets under fee-based management.

Total assets under fee-based management at September 30 were as follows:

                                             SEPTEMBER 30,  September 30,   %
IN BILLIONS OF DOLLARS                           2001           2000      Change
--------------------------------------------------------------------------------
Financial Consultant managed accounts           $ 49.4         $ 62.2      (21)
Consulting Group internally managed assets       134.9          140.2       (4)
                                                ------         ------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT (1)     $184.3         $202.4       (9)
------------------------------------------------================================

(1)   Includes assets managed jointly with Citigroup Asset Management.
--------------------------------------------------------------------------------

Adjusted operating expenses were $2.800 billion and $9.719 billion in the 2001 third quarter and nine months, down $620 million or 18% and $171 million or 2%, respectively, from the comparable 2000 periods, driven by lower compensation and benefits and other operating and administrative expenses. Compensation and benefits decreased primarily as a result of declines in production-related compensation and savings from restructuring actions initiated in the first quarter of 2001. Other operating and administrative expenses declined $157 million and $231 million in the 2001 third quarter and nine months, respectively, from the comparable 2000 periods, primarily due to tight expense controls, a change in intercompany billing practices that had the effect of reducing other income and other expense, and the release of a rent reserve that was no longer required.

The provision for credit losses was $181 million in the 2001 third quarter and $641 million in the 2001 nine months, up $68 million and $278 million from the respective 2000 periods. The increase was primarily due to higher net credit losses in the transportation portfolio and asbestos-related bankruptcies combined with higher net credit losses in the retail, telecommunication, and airline industries.

Cash-basis loans were $1.225 billion at September 30, 2001, $1.149 billion at June 30, 2001, $776 million at December 31, 2000, and $648 million at September 30, 2000, reflecting increases in the transportation portfolio, asbestos-related bankruptcies, and borrowers in the retail and telecommunication industries. The OREO portfolio totaled $110 million, down $5 million from December 31, 2000 and $12 million from September 30, 2000. The improvements in OREO were primarily related to the North America real estate portfolio. Other Repossessed Assets at September 30, 2001 were $479 million, up $187 million from December 31, 2000 and $232 million from September 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to the further impact of the September 11th events on a weakening U.S. economy. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                          -------------------    %      -------------------   %
IN MILLIONS OF DOLLARS                     2001       2000(1)  Change     2001      2000(1) Change
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE   $ 1,699     $1,578      8     $ 5,273     $4,586    15
Adjusted operating expenses (2)               995        961      4       3,106      2,835    10
Provision for credit losses                    32         19     68         125        168   (26)
                                          -------------------           -------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                       672        598     12       2,042      1,583    29
Income taxes                                  238        218      9         731        576    27
Minority interest, after-tax                    6          8    (25)         18         11    64
                                          -------------------           -------------------
CORE INCOME                                   428        372     15       1,293        996    30
Restructuring-related items, after-tax         (1)        --     --         (30)         3    --
                                          -------------------           -------------------
INCOME                                    $   427     $  372     15     $ 1,263     $  999    26
------------------------------------------========================================================
Average assets (IN BILLIONS OF DOLLARS)   $   114     $  100     14     $   112     $   96    17
Return on assets                             1.49%      1.48%              1.51%      1.39%
------------------------------------------========================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                             1.49%      1.48%              1.54%      1.39%
------------------------------------------========================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
--------------------------------------------------------------------------------

Citigroup's EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services. In June 2000, EM Corporate & GTS completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland.

EM Corporate & GTS core income of $428 million and $1.293 billion in the 2001 third quarter and nine months was up $56 million or 15% and $297 million or 30% from the comparable 2000 periods. The improvements reflect growth in trading-related revenues across all regions, the impact of net investment hedging, and disciplined expense management. The increase in the 2001 nine months also reflects lower net credit losses and the impact of a building sale in Asia in the second quarter of 2001. Income of $427 million in the 2001 third quarter and $1.263 billion for the 2001 nine months included restructuring-related charges of $1 million ($1 million pretax) and $30 million ($43 million pretax), respectively. Income of $999 million in the 2000 nine months included a restructuring-related credit of $3 million ($3 million pretax).

Revenues, net of interest expense, were $1.699 billion and $5.273 billion in the 2001 third quarter and nine months, up $121 million or 8% and $687 million or 15% from the respective 2000 periods. Revenue growth primarily reflects higher trading-related revenues and loan portfolio revenues across all regions and benefits from net investment hedging in CEEMEA and Latin America. The increase in the 2001 nine months also reflects the impact of a building sale in Asia.

Adjusted operating expenses increased $34 million or 4% to $995 million in the 2001 third quarter and $271 million or 10% to $3.106 billion in the 2001 nine months compared to the respective 2000 periods. The increases reflect volume-related increases, partially offset by cost controls in all regions and benefits from foreign currency translation effects. The increase in the 2001 nine months also reflects the impact of the acquisition of Bank Handlowy.

The provision for credit losses totaled $32 million and $125 million in the 2001 third quarter and nine months, up $13 million or 68% from the 2000 third quarter, but down $43 million or 26% from the 2000 nine months, respectively. The increase in the 2001 third quarter reflects higher net credit losses in Australia, Malaysia and Argentina. The decrease in the 2001 nine months was primarily caused by net credit losses in Indonesia in the 2000 first quarter and Bolivia in the 2000 second quarter. Cash-basis loans were $1.563 billion at September 30, 2001, $1.279 billion at June 30, 2001, $1.069 billion at December 31, 2000, and $1.091 billion at September 30, 2000, primarily reflecting increases in Argentina, Australia, and New Zealand. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 third quarter levels due to weakening global economic conditions, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

COMMERCIAL LINES

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                          ------------------   %  -----------------    %
IN MILLIONS OF DOLLARS                      2001     2000(1) Change  2001   2000(1)  Change
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE   $ 1,977    $1,928    3   $5,965   $5,435     10
Claims and claim adjustment expenses        1,762     1,114   58    3,981    3,054     30
Total operating expenses                      479       380   26    1,484    1,180     26
                                          ------------------      -----------------
INCOME (LOSS) BEFORE TAXES
  AND MINORITY INTEREST                      (264)      434   NM      500    1,201    (58)
Income taxes (benefits)                      (128)      117   NM       72      315    (77)
Minority interest, after-tax                   --        --   --       --       50   (100)
                                          ------------------      -----------------
INCOME (LOSS) (2)                         ($  136)   $  317   NM   $  428   $  836    (49)
------------------------------------------=================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes investment gains/losses included in Investment Activities segment.
NM    Not meaningful
--------------------------------------------------------------------------------

Commercial Lines -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported a loss of $136 million and income of $428 million in the 2001 third quarter and nine months, respectively, compared to income of $317 million and $836 million in the comparable periods of 2000. The decrease in the 2001 third quarter and nine months over the 2000 third quarter and nine months reflects the catastrophe losses associated with the events of September 11th, increased loss cost trends primarily due to inflationary pressures, and lower net investment income, offset in part by the benefit of rate increases and higher favorable prior-year reserve development. Results for the third quarter of 2000 reflect a benefit of $43 million (after-tax) resulting from legislative action in the state of New York that changed the manner in which New York finances its workers' compensation second-injury funds. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

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

Net written premiums by market were as follows:

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,           SEPTEMBER 30,
                           ------------------   %    -----------------  %
IN MILLIONS OF DOLLARS        2001     2000   Change   2001     2000  Change
----------------------------------------------------------------------------
National Accounts            $  116   $  131   (11)   $  319   $  282   13
Commercial Accounts             529      563    (6)    1,603    1,508    6
Select Accounts                 412      382     8     1,281    1,176    9
Specialty Accounts              457      464    (2)    1,527    1,277   20
                           ------------------        -----------------
TOTAL NET WRITTEN PREMIUMS   $1,514   $1,540    (2)   $4,730   $4,243   11
-----------------------------===============================================

Commercial Lines net written premiums in the 2001 third quarter and nine months totaled $1.514 billion and $4.730 billion, respectively, compared to $1.540 billion and $4.243 billion in the comparable periods of 2000. Included in Specialty Accounts net written premiums in the 2000 nine months is an increase of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The trend in written premiums for all lines reflects the impact of an improving rate environment as evidenced by the continued favorable pricing on new and renewal business. The increase in National Accounts net written premiums for the nine-month period comparison is due to the purchase of less reinsurance, reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the re-population of the involuntary pools, while the decrease in the third quarter comparison reflects the loss of a large account in the 2001 third quarter due to repricing. The decrease in Commercial Accounts net written premiums for the 2001 third quarter compared to the 2000 comparable period is due primarily to the issuance of short-term renewal policies during the 2000 third quarter for acquired Reliance Middle Market business. Also contributing to the net written premium increases are the impact of the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, the impact on Specialty Accounts of the Reliance Surety acquisition, and the acquisition of the renewal rights for the Frontier business.

National Accounts new business was significantly higher in the 2001 third quarter than in the 2000 third quarter and was marginally higher in the 2001 nine months than in the 2000 nine months, reflecting the re-population of the involuntary pools. National Accounts business retention ratio in the 2001 third quarter and nine months was significantly lower than in the 2000 comparable periods, reflecting the loss of one large account in the 2001 third quarter.

Commercial Accounts new business in the 2001 third quarter and nine months was significantly lower than in the comparable periods of 2000, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio in the 2001 third quarter was moderately lower than in the 2000 third quarter and significantly lower in the 2001 nine-month period compared to the 2000 nine-month period, reflecting the continued disciplined approach to achieving acceptable levels of account profitability.

New business in Select Accounts in the 2001 third quarter was moderately lower and in the nine months was marginally higher than in the comparable periods of 2000, reflecting selective underwriting. Select Accounts business retention ratio in the 2001 third quarter was marginally higher and for the nine months was marginally lower than in the comparable periods of 2000.

Catastrophe losses, net of taxes and reinsurance, were $448 million and $468 million in the 2001 third quarter and nine months, respectively. There were no catastrophe losses in the 2000 periods. Catastrophe losses in 2001 were primarily due to the events of September 11th in the third quarter, Tropical Storm Allison in the second quarter, and the Seattle earthquake in the first quarter.

The statutory combined ratios before policyholder dividends for Commercial Lines in the 2001 third quarter and nine months were 144.1% and 115.3%, respectively, compared to 103.6% and 103.2% in the comparable periods of 2000. The GAAP combined ratios before policyholder dividends for Commercial Lines in the 2001 third quarter and nine months were 142.7% and 114.2%, respectively, compared to 96.8% and 98.9% in the comparable periods of 2000. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2001 third quarter and nine months statutory and GAAP combined ratios include the effects of the events of September 11th. Excluding the effect of these events, the statutory combined ratios before policyholder dividends in the 2001 third quarter and nine months would have been 98.2% and 100.1%, respectively, and the GAAP combined ratios before policyholder dividends in the 2001 third quarter and nine months would have been 96.7% and 98.8%, respectively.

The 2000 nine months statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the 2000 nine-month statutory and GAAP combined ratios before policyholder dividends would have been 102.8% and 99.7%, respectively.

The decrease in the 2001 third quarter and nine-month statutory and GAAP combined ratios before policyholder dividends, excluding the related adjustment above, compared to the 2000 third quarter and nine-month statutory and GAAP combined ratios before policyholder dividends, excluding the related adjustment above, was primarily due to premium growth related to rate increases, the impact of the business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses, and higher favorable prior-year reserve development, partially offset by increased loss cost trends and catastrophe losses due to Tropical Storm Allison in the 2001 second quarter and the Seattle earthquake in the 2001 first quarter.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At September 30, 2001, approximately 78% of the net aggregate reserve (i.e., approximately $339 million) is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 22% of the net environmental loss reserve (i.e., approximately $93 million), consists of case reserves for resolved claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At September 30, 2001, approximately 82% (i.e., approximately $659 million) of the net asbestos reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 18% of the net aggregate reserve (i.e., approximately $149 million), is for pending asbestos claims.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

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

                                        SEPT. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,
IN MILLIONS OF DOLLARS                    2001        2001        2001        2000        2000
-------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank        $   1,225   $   1,149   $   1,149   $     776   $     648
   EM Corporate & GTS                       1,563       1,279       1,137       1,069       1,091
   Mexico                                     600         164          68          79          80
                                        ---------------------------------------------------------
Total Global Corporate                      3,388       2,592       2,354       1,924       1,819
Insurance and Investment Activities            32          37          63          46          44
                                        ---------------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS (1)   $   3,420   $   2,629   $   2,417   $   1,970   $   1,863
----------------------------------------=========================================================
NET CREDIT LOSSES
   Corporate and Investment Bank        $     244   $     230   $     229   $     201   $     104
   EM Corporate & GTS                          32          53          40          32          18
   Mexico                                       7           4           8           5           5
                                        ---------------------------------------------------------
Total Global Corporate                  $     283   $     287   $     277   $     238   $     127
Insurance and Investment Activities            --          --          --          --           7
                                        ---------------------------------------------------------
TOTAL NET CREDIT LOSSES                 $     283   $     287   $     277   $     238   $     134
----------------------------------------=========================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate & Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
--------------------------------------------------------------------------------

Total commercial cash-basis loans were $3.420 billion at September 30, 2001, $2.629 billion at June 30, 2001, $2.417 billion at March 31, 2001, $1.970 billion at December 31, 2000, and $1.863 billion at September 30, 2000. Cash-basis loans in the Corporate and Investment Bank were $1.225 billion at September 30, 2001, $1.149 billion at June 30, 2001 and March 31, 2001, $776 million at December 31, 2000, and $648 million at September 30, 2000, reflecting increases in the transportation portfolio, asbestos-related bankruptcies, and borrowers in the retail and telecommunication industries.

EM Corporate & GTS cash-basis loans were $1.563 billion at September 30, 2001, $1.279 billion at June 30, 2001, $1.137 billion at March 31, 2001, $1.069 billion at December 31, 2000, and $1.091 billion at September 30, 2000, primarily reflecting increases in Argentina, Australia, and New Zealand. Mexico cash basis loans were $600 million at September 30, 2001, $164 million at June 30, 2001, $68 million at March 31, 2001, $79 million at December 31, 2000, and $80 million at September 30, 2000. The increase is primarily due to the acquisition of Banamex.

Other Repossessed Assets at September 30, 2001 were $479 million, up $187 million from December 31, 2000 and up $232 million from September 30, 2000. The increase in Other Repossessed Assets was primarily due to increased repossessed transportation equipment in CitiCapital and the acquisition of Banamex.

Total commercial loans outstanding at September 30, 2001 were $157 billion compared to $138 billion at December 31, 2000.

Total commercial net credit losses of $283 million in the third quarter of 2001 increased $149 million compared to the third quarter of 2000, primarily reflecting increases in the Corporate and Investment Bank and EM Corporate & GTS. Corporate and Investment Bank net credit losses of $244 million in the 2001 third quarter were up $140 million compared to the third quarter of 2000, primarily reflecting higher net credit losses in the transportation portfolio and asbestos-related bankruptcies combined with higher net credit losses in the retail, telecommunication, and airline industries. EM Corporate & GTS net credit losses of $32 million in the 2001 third quarter were up $14 million from the respective 2000 period, primarily due to higher net credit losses in Australia, Malaysia and Argentina. Mexico net credit losses of $7 million in the 2001 third quarter were up $2 million from the respective 2000 period, primarily reflecting the acquisitions of Banamex and EAB. For a further discussion of trends by business, see the business discussions on pages 16 and 21 - 24.

Citigroup's allowance for credit losses of $9.918 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $4.679 billion at September 30, 2001 compared to $4.003 billion at June 30, 2001, $4.001 billion at March 31, 2001, $4.015 billion at December 31, 2000, and $3.795 billion at September 30, 2000. The increase in the allowance at December 31, 2000 primarily reflects additional provisions related to the transportation portfolio. The increase in the allowance at September 30, 2001 primarily reflects the acquisitions of Banamex and EAB. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2001 third quarter levels due to the impact of the September 11th terrorist attack on a weakening global economy. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

                                            SEPT. 30,    June 30,     Mar. 31,     Dec. 31,     Sept. 30,
IN BILLIONS OF DOLLARS                        2001         2001         2001         2000         2000
---------------------------------------------------------------------------------------------------------
COMMERCIAL ALLOWANCE FOR CREDIT LOSSES      $   4.679    $   4.003    $   4.001    $   4.015    $   3.795
As a percentage of total commercial loans        2.98%        2.79%        2.75%        2.90%        2.72%
--------------------------------------------=============================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------  %   -----------------    %
IN MILLIONS OF DOLLARS                    2001  2000(1)  Change  2001     2000(1) Change
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE   $888   $ 808    10   $ 2,635    $2,394   10
Adjusted operating expenses (2)            562     532     6     1,694     1,543   10
Provision for benefits, claims
  and credit losses                         32      (3)   NM        62        22   NM
                                       ------------------      -----------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                    294     279     5       879       829    6
Income taxes                               108     107     1       333       318    5
Minority interest, after-tax                --      --    --         1        --   NM
                                       ------------------      -----------------
CORE INCOME                                186     172     8       545       511    7
Restructuring-related items, after-tax      --      --    --        (7)        1   NM
                                       ------------------      -----------------
INCOME                                    $186   $ 172     8   $   538    $  512    5
---------------------------------------=================================================

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

Global Investment Management and Private Banking core income of $186 million in the 2001 third quarter and $545 million in the 2001 nine months was up $14 million or 8% and $34 million or 7% from the year-ago periods. The increase in core income reflects growth in The Citigroup Private Bank, primarily due to increased customer activity including higher loan volumes and spreads, as well as the impact of lower interest rates.

Income of $538 million in the 2001 nine months included a restructuring-related charge of $7 million ($13 million pretax). Income of $512 million in the 2000 nine months included a restructuring-related credit of $1 million ($2 million pretax). See Note 9 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

CITIGROUP ASSET MANAGEMENT

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                           ------------------    %       --------------------       %
IN MILLIONS OF DOLLARS                       2001     2000(1)  Change      2001        2000(1)    Change
--------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $523      $471      11      $ 1,505       $1,355       11
Adjusted operating expenses (2)               341       317       8        1,012          903       12
Provision for benefits and claims (3)          28        --      NM           55           --       NM
                                           ------------------            --------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                       154       154      --          438          452       (3)
Income taxes                                   61        61      --          175          179       (2)
Minority interest, after-tax                   --        --      --            1           --       NM
                                           ------------------            --------------------
CORE INCOME                                    93        93      --          262          273       (4)
Restructuring-related items, after-tax         --        --      --           (3)          --       NM
                                           ------------------            --------------------
INCOME                                       $ 93      $ 93      --      $   259       $  273       (5)
-------------------------------------------=============================================================
Assets under management
  (IN BILLIONS OF DOLLARS) (4) (5)           $401      $395       2      $   401       $  395        2
-------------------------------------------=============================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
(3) In the fourth quarter of 2000, a year-to-date reclassification occurred which increased both revenues and provision for benefits and claims.
(4) Includes $29 billion and $31 billion in 2001 and 2000, respectively, for The Citigroup Private Bank clients.
(5) Includes Unit Investment Trusts held in client accounts of $7 billion and $11 billion and Emerging Markets Pension Administration assets under management of $6 billion and $4 billion in 2001 and 2000, respectively.
NM    Not meaningful
--------------------------------------------------------------------------------

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

Core income of $93 million in the 2001 third quarter was flat to the prior-year quarter, reflecting the impact of the Generar acquisition in Argentina and growth in asset-based and performance fee revenues, offset by increased expenses, the impact of negative market action on assets under management, and the transfer of assets to the SSB Bank Deposit Program. The Generar acquisition, consisting of pension fund, retirement services/annuities, and death and disability insurance companies, was effective January 1, 2001. Core income of $262 million in the 2001 nine months was down $11 million to the prior-year period, reflecting the growth in expenses and the impact of the SSB Bank Deposit Program, partially offset by the impact of the Generar acquisition and growth in asset-based and performance fee revenues.

Assets under management for the 2001 third quarter rose 2% from the year-ago quarter to $401 billion, reflecting strong net flows that were partially offset by negative market activity and the transfer of retail Money Market assets to the SSB Bank Deposit Program. Institutional client assets were $180 billion at September 30, 2001, up 19% compared to the year-ago quarter aided by cross-selling efforts, including $9.1 billion in client assets raised from Global Corporate customers. Retail client assets were $215 billion, down 11% compared to a year ago, primarily reflecting lower market values and the impact of the SSB Bank Deposit Program on money market funds, partially offset by strong net flows.

Sales of proprietary mutual funds and managed account products at SSB were $6.3 billion in the third quarter of 2001, up 20% from the 2000 third quarter, primarily driven by growth in managed account products. These sales represented 59% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network were $3.2 billion in the 2001 third quarter, representing 58% of total sales, including $1.9 billion in International and $1.3 billion in the U.S. Primerica sold $495 million of proprietary U.S. mutual and money funds, representing 71% of Primerica's total sales in the 2001 third quarter compared to 53% in the year-ago quarter.

Revenues, net of interest expense, of $523 million in the 2001 third quarter increased $52 million or 11% from the 2000 third quarter, primarily due to the Generar acquisition, increased asset-based and performance fees, and the impact of a benefits and claims reclassification for Siembra, partially offset by the impact of lower market values of assets under management and the transfer of assets to the SSB Bank Deposit Program. Revenues, net of interest expense, of $1.505 billion in the 2001 nine-month period increased $150 million or 11% from the 2000 nine months, primarily due to the Generar acquisition and growth in asset-based and performance fee revenues, partially offset by the impact of lower market values of assets under management and the transfer of assets to the SSB Bank Deposit Program. For the nine-month comparison, revenues from the acquisitions of Siembra and Colfondos in the Global Retirement Services business also contributed to the increase.

Adjusted operating expenses of $341 million in the 2001 third quarter increased $24 million or 8% over the 2000 period, primarily reflecting the Generar acquisition. Operating expenses of $1.012 billion in the 2001 nine-month period increased $109 million or 12% from the 2000 period, primarily reflecting increased compensation and benefits, and the Generar acquisition. Other acquisitions in the Global Retirement Services business also contributed to the increase for the nine-month comparison.

THE CITIGROUP PRIVATE BANK

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                            ------------------        %         ---------------------       %
IN MILLIONS OF DOLLARS                       2001       2000(1)     Change        2001         2000(1)    Change
----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $365       $ 337          8        $ 1,130        $1,039        9
Adjusted operating expenses (2)               221         215          3            682           640        7
Provision (benefit) for credit losses           4          (3)        NM              7            22      (68)
                                            ------------------                  ---------------------
CORE INCOME BEFORE TAXES                      140         125         12            441           377       17
Income taxes                                   47          46          2            158           139       14
                                            ------------------                  ---------------------
CORE INCOME                                    93          79         18            283           238       19
Restructuring-related items, after-tax         --          --         --             (4)            1       NM
                                            ------------------                  ---------------------
INCOME                                       $ 93       $  79         18        $   279        $  239       17
---------------------------------------------===================================================================
Average assets (IN BILLIONS OF DOLLARS)      $ 26       $  26         --        $    26        $   25        4
Return on assets                             1.42%       1.21%                     1.43%         1.28%
----------------------------------------------------------------------------------------------------------------
Client business volumes under
  management (IN BILLIONS OF DOLLARS)         149         154         (3)           149           154       (3)
---------------------------------------------===================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes restructuring-related items.
NM    Not meaningful
--------------------------------------------------------------------------------

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $93 million in the 2001 third quarter and $283 million in the 2001 nine months, up $14 million or 18% and $45 million or 19% from the 2000 periods, primarily reflecting increased customer activity across most products. Income of $279 million for the 2001 nine months included a restructuring-related charge of $4 million ($7 million pretax). Income of $239 million in the 2000 nine months included a restructuring-related credit of $1 million ($2 million pretax).

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $149 billion at the end of the 2001 third quarter, down $5 billion or 3% from $154 billion at the end of the year-ago quarter. The decrease primarily reflects declines in CEEMEA and Europe, partially offset by growth in Asia.

Revenues, net of interest expense, were $365 million in the 2001 third quarter and $1.130 billion in the nine months, up $28 million or 8% and $91 million or 9% from the 2000 periods. Revenue growth was driven by the impact of lower interest rates, increased fee revenue, and higher loan volumes and spreads. In the 2001 third quarter and nine months, the increase in revenues reflects continued favorable trends in the U.S., up $15 million or 12% and $41 million or 11%, respectively, from the comparable 2000 periods. International revenues increased $13 million or 6% from the 2000 third quarter and $50 million or 7% from the 2000 nine months, primarily due to growth in Asia and Japan.

Adjusted operating expenses of $221 million and $682 million in the 2001 third quarter and nine months were up $6 million or 3% and $42 million or 7% from the respective 2000 periods, primarily reflecting higher levels of revenues and investment spending in front-end sales and servicing capabilities.

The provision for credit losses was $4 million in the 2001 third quarter and $7 million in the 2001 nine months, up $7 million from the 2000 third quarter and down $15 million from the 2000 nine-month period. The 2001 nine-month decline from the 2000 period was primarily related to a provision taken in the 2000 periods for a loan in Europe. Loans 90 days or more past due at the 2001 quarter-end were $78 million or 0.31% of total loans outstanding, compared with $90 million or 0.36% at the end of the 2000 third quarter.

CORPORATE/OTHER

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                               ------------------        %        -------------------        %
IN MILLIONS OF DOLLARS                          2001       2000(1)     Change     2001        2000(1)      Change
-----------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES,
   NET OF INTEREST EXPENSE (2)                  ($105)      ($169)       38       ($397)      ($  417)        5
Adjusted operating expenses (2)                   158         182       (13)        481           622       (23)
Adjusted provision (credit) for benefits,
  claims, and credit losses (2)                     2          --        NM           1            (6)       NM
                                               ------------------                 -------------------
CORE LOSS BEFORE TAX BENEFITS
  AND MINORITY INTEREST                          (265)       (351)       25        (879)       (1,033)       15
Income tax benefits                              (111)       (108)       (3)       (312)         (358)       13
Minority interest, after-tax                        5          --        NM           5            --        NM
                                               ------------------                 -------------------
CORE LOSS                                        (159)       (243)       35        (572)         (675)       15
Restructuring-related items, after-tax (3)          3         (26)       NM           3          (122)       NM
                                               ------------------                 -------------------
LOSS                                            ($156)      ($269)       42       ($569)      ($  797)       29
------------------------------------------------=================================================================

(1)   Reclassified to conform to the current period's presentation.
(2)   Excludes Housing Finance unit charge and restructuring-related items.
(3) The 2000 nine-month period includes a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.
NM    Not meaningful
--------------------------------------------------------------------------------

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain inter-segment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

Core loss of $159 million and $572 million in the 2001 third quarter and nine months decreased $84 million or 35% and $103 million or 15% over the respective prior-year periods. The 2001 third quarter results, as compared to the prior-year third quarter, included lower net treasury and other costs primarily related to reduced rates, lower employee-related costs, and certain income tax benefits, partially offset by increases in inter-segment eliminations. The nine-month 2001 results, as compared to the prior-year nine-month period, also included lower expenses primarily related to a 2000 first quarter $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains. The decrease in expenses was partially offset by increased funding costs primarily related with the Associates acquisition.

INVESTMENT ACTIVITIES

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                             ------------------       %        --------------------       %
IN MILLIONS OF DOLLARS                       2001        2000(1)    Change     2001        2000(1)      Change
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      ($164)      $ 496         NM      $ 429       $ 1,964        (78)
Total operating expenses                        26          36        (28)        76            84        (10)
Provision for credit losses                     --           7       (100)        --             7       (100)
                                             ------------------                --------------------
INCOME (LOSS) BEFORE TAXES
  AND MINORITY INTEREST                       (190)        453         NM        353         1,873        (81)
Income taxes (benefits)                        (70)        170         NM        103           693        (85)
Minority interest, after-tax                    --          (1)       100         (1)           (9)        89
                                             ------------------                --------------------
INCOME (LOSS)                                ($120)      $ 284         NM      $ 251       $ 1,189        (79)
---------------------------------------------=================================================================

(1)   Reclassified to conform to the current period's presentation.
NM    Not meaningful
--------------------------------------------------------------------------------

Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) related to certain corporate and insurance-related investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and the investment portfolio related to Banamex.

Losses for the 2001 third quarter of $120 million, as compared to income of $284 million in the 2000 third quarter primarily reflects lower venture capital results, lower realized gains in the LDC Debt Sales/Refinancing portfolios, and impairment write-downs in the 2001 third quarter in insurance-related and other proprietary investments, partially offset by increases in gains in insurance-related and other proprietary investments. For the 2001 nine months, income of $251 million declined $938 million or 79% from the 2000 nine months, primarily reflecting lower venture capital results and impairment write-downs in insurance-related and other proprietary investments, partially offset by higher gains in insurance-related and other proprietary investments. The 2000 first quarter included losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and write-downs in the refinancing portfolio. Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, global political conditions, sovereign or regulatory actions, the impact of the September 11th attack, levels of activity in the global capital markets, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; weakening global economic conditions, Argentina's difficulty in meeting its debt obligations, the performance of global financial markets, prevailing inflation and interest rates, and the rising cost of medical care; the effects of competitors' pricing policies; the impact of proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments in nonfinancial companies; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the resolution of legal proceedings and related matters; insurance losses and related insurance recoverables, the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims, the role of any umbrella or excess policies issued by the Company for such claims, the Company's ability to recover reinsurance for such claims, and any impact from the bankruptcy protection sought by various asbestos producers; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location, and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-Trading Portfolios as well as in Trading Portfolios.

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

Citigroup's primary non-trading price risk exposure is to movements in U.S. dollar interest rates. Citigroup also has Earnings-at-Risk in various other currencies.

The following table illustrates the impact to Citigroup pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of September 30, 2001, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on pretax earnings within the next twelve months of $337 million and the negative impact ranged from $172 million to $337 million at each month-end during the 2001 third quarter. A 100 basis point decrease in U.S. dollar interest rates would have a potential positive impact on pretax earnings over the next 12 months of $352 million and the positive impact ranged from $235 million to $352 million at each month-end during the 2001 third quarter. The potential impact on pretax earnings for periods beyond the first 12 months was an increase of $941 million from a 100 basis point increase in U.S. dollar interest rates and a decrease of $1.175 billion from a 100 basis point decrease in U.S. dollar interest rates. The change in Earnings-at-Risk from the prior year and from the prior year-end reflects the growth in Citigroup's fixed funding, the reduction in the use of derivatives in managing our risk portfolio, the cancellation of receive fixed swaps, as well as the change in mortgage prepayment characteristics in our portfolio, offset by the acquisition of Banamex and the change in the asset/liability mix to reflect Citigroup's current view of interest rates.

As of September 30, 2001, the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings over the next 12 months of $92 million and ranged from a negative impact of $313 million to a positive impact of $92 million at each month-end during the 2001 third quarter. The statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings over the next 12 months of $89 million and ranged from a negative impact of $89 million to a positive impact of $316 million at each month-end during the 2001 third quarter. The potential impact on pretax earnings for periods beyond the first 12 months was a decrease of $1.015 billion for the statistical equivalent of a 100 basis point increase in non-U.S. dollar interest rates and an increase of $1.031 billion for the statistical equivalent of a 100 basis point decrease in non-U.S. dollar interest rates. The sensitivity to rising rates in the non-U.S. dollar Earnings-at-Risk from the prior year and from the prior year-end reflects the change in the use of derivatives in managing the risk portfolio, the acquisition of Banamex and the change in the asset/liability mix to reflect Citigroup's current view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS) (1) (2)

IN MILLIONS OF               SEPTEMBER 30, 2001                               December 31, 2000
DOLLARS             U.S. DOLLAR         NON-U.S. DOLLAR(3)(4)       U.S. Dollar            Non-U.S. Dollar
                --------------------    --------------------    --------------------    --------------------
                INCREASE    DECREASE    INCREASE    DECREASE    Increase    Decrease    Increase    Decrease
                --------------------------------------------------------------------------------------------
Twelve months
  And less      ($   337)   $    352    $     92    ($    89)   ($   243)   $    270    ($   187)   $    189
Thereafter           941      (1,175)     (1,015)      1,031         778        (883)        (98)        115
                --------------------------------------------------------------------------------------------
Total           $    604    ($   823)   ($   923)   $    942    $    535    ($   613)   ($   285)   $    304
----------------============================================================================================

IN MILLIONS OF                September 30, 2000
DOLLARS             U.S. Dollar            Non-U.S. Dollar
                --------------------    --------------------
                Increase    Decrease    Increase    Decrease
                --------------------------------------------
Twelve months
  And less      ($   327)   $    345    ($   207)   $    210
Thereafter            67        (132)       (161)        178
                --------------------------------------------
Total           ($   260)   ($   213)   ($   368)   $    388
----------------============================================

(1)   Excludes the Travelers Insurance Companies (see below).
(2) Prior-year information has been restated to reflect reorganizations and a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). This change was made to reflect a more consistent view for managing price risk throughout the organization.
(3) Primarily results from Earnings-at-Risk in the Japanese Yen, the Euro, and the Mexican Peso.
(4) The impact of the Banamex acquisition on Earnings-at-Risk is included in the non-U.S. dollar Increase/Decrease totals for September 30, 2001 only and was ($253) million and $253 million, respectively.
--------------------------------------------------------------------------------

TRAVELERS INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the Travelers Insurance Companies as a result of a 100 basis point increase in interest rates.

                                                SEPTEMBER 30,     December 31,      September 30,
IN MILLIONS OF DOLLARS                              2001              2000              2000
-------------------------------------------------------------------------------------------------
Assets
   Investments                                     $3,116            $2,715            $2,695
-------------------------------------------------------------------------------------------------
Liabilities
   Long-term debt                                  $   28            $   28            $   28
   Contractholder funds                               741               542               547
   Redeemable securities of subsidiary trusts          63                44                94
---------------------------------------------------==============================================

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

Stress Testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. Stress Testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic stress testing exercises, and utilize the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

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

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $64 million at September 30, 2001. Daily exposures averaged $72 million during the 2001 third quarter and ranged from $63 million to $84 million.

The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2001 and December 31, 2000, along with the averages.

                                                       2001                       Full
                                                      THIRD                       Year
                                    SEPTEMBER 30,    QUARTER    December 30,      2000
IN MILLIONS OF DOLLARS                  2001         AVERAGE        2000         Average(1)
-------------------------------------------------------------------------------------------
Interest rate                           $ 54          $ 58          $ 53          $ 43
Foreign exchange                          10            12            11            10
Equity                                    14            13            24            20
All other (primarily commodity)           15            21            15            14
Covariance adjustment                    (29)          (32)          (39)          (35)
                                    -------------------------------------------------------
Total                                   $ 64          $ 72          $ 64          $ 52
------------------------------------=======================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third quarter of 2001 and all of 2000.

                                              2001                  2000(1)
                                        ---------------------------------------
IN MILLIONS OF DOLLARS                  LOW        HIGH         Low        High
-------------------------------------------------------------------------------
Interest rate                           $51         $71         $36         $55
Foreign exchange                          6          17           6          19
Equity                                    9          19          11          47
All other (primarily commodity)          14          26           6          30
----------------------------------------=======================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.
--------------------------------------------------------------------------------

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at September 30, 2001 and December 31, 2000 include:

                                                                                   SEPTEMBER 30, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------   ----------------------

                           CROSS-BORDER CLAIMS ON THIRD PARTIES
           -----------------------------------------------------  INVESTMENTS
                                                                     IN AND
                 TRADING AND       CROSS-                          FUNDING OF      TOTAL                     Total
IN BILLIONS OF   SHORT-TERM    BORDER RESALE                          LOCAL     CROSS-BORDER   COMMIT-    Cross-Border   Commit-
 DOLLARS          CLAIMS(1)      AGREEMENTS    ALL OTHER   TOTAL   FRANCHISES   OUTSTANDINGS   MENTS(2)   Outstandings   ments(2)
-------------------------------------------------------------------------------------------------------   -----------------------
Germany             $7.5            $4.3          $1.3     $13.1      $2.0         $15.1         $4.7        $12.4         $7.1
France               6.1             5.1           1.7      12.9       0.4          13.3          8.4         13.4          8.4
United Kingdom       4.6             5.0           3.3      12.9        --          12.9         16.3         10.9         15.4
Mexico (3)           4.5             0.1           5.0       9.6       3.3          12.9          0.8          3.9          1.7
Japan                2.6             3.7           2.2       8.5       3.5          12.0          0.5          7.4          0.8
Italy                6.7             1.6           1.5       9.8       1.7          11.5          4.9          9.9          5.7
Brazil               3.1              --           2.9       6.0       4.7          10.7          0.3          8.1          0.2
Netherlands          5.4             1.9           1.6       8.9        --           8.9          2.6         10.6          1.9
Canada               3.2             0.2           2.7       6.1       2.4           8.5          4.1          8.9          5.0
-----------------======================================================================================   =======================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(3) Increase from December 31, 2000 primarily represents inclusion of Banamex's Mexican exposure.
--------------------------------------------------------------------------------

Total cross-border outstandings for September 30, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $19.3 billion for Germany, $14.5 billion for France, $9.8 billion for the United Kingdom, $14.5 billion for Mexico, $14.0 billion for Japan, $12.8 billion for Italy, $12.2 billion for Brazil, $8.8 billion for the Netherlands, and $9.0 billion for Canada.

Total cross-border outstandings for December 31, 2000 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $16.8 billion for Germany, $13.5 billion for France, $9.6 billion for the United Kingdom, $4.7 billion for Mexico, $9.1 billion for Japan, $13.9 billion for Italy, $9.8 billion for Brazil, $7.7 billion for the Netherlands, and $9.0 billion for Canada.

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

Citigroup has unutilized revolving credit facilities in the amount of $750 million that expire in 2002. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $53.4 billion at September 30, 2001.

Associates, a subsidiary of Citicorp, has a combination of unutilized bilateral and syndicated credit facilities of $17.5 billion as of September 30, 2001. These facilities, which have maturities ranging from 2001 to 2005, are all guaranteed by Citicorp. CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp, has unutilized revolving credit facilities in the amount of $3.4 billion that expire in 2002 and are guaranteed by Citicorp. In connection with the facilities for both Associates and CCC, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2001, this requirement was exceeded by approximately $48.5 billion. Citicorp has also guaranteed various other debt obligations of Associates and CCC.

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

CITIGROUP RATIOS

                                              SEPTEMBER 30,  June 30,   Dec. 31,
                                                  2001         2001       2000
--------------------------------------------------------------------------------
Tier 1 capital                                     8.20%       8.82%       8.38%
Total capital (Tier 1 and Tier 2)                 10.77       11.49       11.23
Leverage (1)                                       5.65        6.17        5.97
Common stockholders' equity                        7.17        7.21        7.14
----------------------------------------------==================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citigroup maintained a strong capital position during the third quarter of 2001. Total capital (Tier 1 and Tier 2) amounted to $74.1 billion at September 30, 2001, representing 10.77% of net risk-adjusted assets. This compares with $76.2 billion and 11.49% at June 30, 2001 and $73.0 billion and 11.23% at December 31, 2000. Tier 1 capital of $56.4 billion at September 30, 2001 represented 8.20% of net risk-adjusted assets, compared to $58.5 billion and 8.82% at June 30, 2001 and $54.5 billion and 8.38% at December 31, 2000. Citigroup's leverage ratio was 5.65% at September 30, 2001 compared to 6.17% at June 30, 2001 and 5.97% at December 31, 2000.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                 SEPTEMBER 30,      June 30,        Dec. 31,
IN MILLIONS OF DOLLARS                                                               2001            2001            2000
-----------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                                        $  76,625       $  68,765       $  64,461
Perpetual preferred stock                                                              1,774           1,763           1,745
Mandatorily redeemable securities of subsidiary trusts                                 7,125           4,575           4,920
Minority interest                                                                        743             343             334
Accumulated net (gains) losses on cash flow hedges, net of tax                           (38)             42              --
Less: Net unrealized gains on securities available for sale (1)                         (920)           (949)           (973)
Intangible assets:
   Goodwill (2)                                                                      (23,327)        (11,975)        (11,972)
   Other intangible assets (2)                                                        (4,945)         (3,556)         (3,572)
Net unrealized losses on available-for-sale equity securities, net of tax (1)           (218)            (87)            (68)
50% investment in certain subsidiaries (3)                                               (89)            (92)            (82)
Other                                                                                   (306)           (302)           (295)
                                                                                 --------------------------------------------
TOTAL TIER 1 CAPITAL                                                               $  56,424       $  58,527       $  54,498
-----------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses (4)                                                        8,615           8,299           8,140
Qualifying debt (5)                                                                    9,110           9,490          10,492
Less: 50% investment in certain subsidiaries (3)                                         (89)            (92)            (82)
                                                                                 --------------------------------------------
TOTAL TIER 2 CAPITAL                                                                  17,636          17,697          18,550
                                                                                 --------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                  $  74,060       $  76,224       $  73,048
---------------------------------------------------------------------------------============================================
NET RISK-ADJUSTED ASSETS (6)                                                       $ 687,812       $ 663,235       $ 650,351
---------------------------------------------------------------------------------============================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values net of tax.
(2) Increase during the third quarter primarily due to the acquisitions of Banamex and EAB.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $26.7 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of September 30, 2001, compared to $25.0 billion as of June 30, 2001 and $27.7 billion as of December 31, 2000. Market risk-equivalent assets included in net risk-adjusted assets amounted to $35.8 billion at September 30, 2001, $45.0 billion at June 30, 2001, and $39.6 billion at December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.
--------------------------------------------------------------------------------

Common stockholders' equity increased a net $12.2 billion during the first nine months of 2001 to $76.6 billion at September 30, 2001, representing 7.17% of assets, compared to $64.5 billion and 7.14% at year-end 2000. The net increase in common stockholders' equity during the first nine months of 2001 principally reflected net income of $10.3 billion, the issuance of shares to effect the Banamex acquisition of $6.3 billion and issuance of shares pursuant to employee benefit plans and other activity of $0.6 billion which was partially offset by treasury stock acquired of $2.7 billion and dividends declared on common and preferred stock of $2.3 billion. The increase in the common stockholders' equity ratio during the first nine months of 2001 also reflected the above items, partially offset by the increase in total assets.

All of the mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 2001 qualify as Tier 1 capital. The amount outstanding at September 30, 2001 includes $4.850 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities.

On October 16, 2001, the Board of Directors of Citigroup granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's program of buying back its shares. Under its long-standing repurchase program, the Company buys back shares in the market from time to time.

On October 22, 2001, Citigroup announced that on November 21, 2001, it will redeem for cash all outstanding shares of its 8.40% Cumulative Preferred Stock, Series K. The redemption price will be $25.00 per depositary share plus accrued dividends to the date of redemption. As of September 30, 2001, $250 million of this preferred stock was outstanding.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2001, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

On January 18, 2001, the FRB issued new proposed rules that would govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies. The new proposal generally would impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction would apply on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent would be set. The Company is monitoring the status and progress of the proposed rule, which, at the present time, is not expected to have a significant impact on Citigroup. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

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

Additionally, from time-to-time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CITICORP

Citicorp manages liquidity through a well-defined process described in Citigroup's 2000 Annual Report and Form 10-K.

A diversity of funding sources, currencies, and maturities is used to gain broad access to the investor base. Citicorp's deposits, which represented 56% of its total funding at September 30, 2001 and 55% of its total funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $15.0 billion during the first nine months of 2001 to $62.9 billion at September 30, 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at September 30, 2001 was $88.8 billion, up from $80.3 billion at 2000 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months of 2001 included $19.1 billion of U.S. credit cards and $19.0 billion of U.S. consumer mortgages. As previous credit card securitizations amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first nine months of 2001, the scheduled amortization of certain credit card securitization transactions made available $10.3 billion of new receivables. In addition, at least $1.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2001.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in Citigroup's 2000 Annual Report and Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 2001, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $9.2 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that as of September 30, 2001, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $6.9 billion of the available $9.2 billion.

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

CITICORP RATIOS

                                             SEPTEMBER 30,  June 30,    Dec. 31,
                                                 2001         2001        2000
--------------------------------------------------------------------------------
Tier 1 capital                                    8.37%       8.43%       8.41%
Total capital (Tier 1 and Tier 2)                12.55       12.58       12.29
Leverage (1)                                      7.10        7.41        7.54
Common stockholder's equity                       9.71        8.66        8.68
---------------------------------------------===================================

(1)   Tier 1 capital divided by adjusted average assets.
--------------------------------------------------------------------------------

Citicorp maintained a strong capital position during the 2001 third quarter. Total capital (Tier 1 and Tier 2) amounted to $63.1 billion at September 30, 2001, representing 12.55% of net risk-adjusted assets. This compares with $60.1 billion and 12.58% at June 30, 2001 and $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $42.1 billion at September 30, 2001 represented 8.37% of net risk-adjusted assets, compared with $40.3 billion and 8.43% at June 30, 2001 and $39.7 billion and 8.41% at December 31, 2000. Citicorp's Tier 1 capital ratio at September 30, 2001 was above Citicorp's target range of 8.00% to 8.30%.

SALOMON SMITH BARNEY HOLDINGS INC. (SSBHI)

SSBHI manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in Citigroup's 2000 Annual Report and Form 10-K. Total assets were $314 billion at September 30, 2001, up from $238 billion at year-end 2000. Due to the nature of SSBHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

SSBHI has a $5.0 billion 364-day revolving credit agreement that extends to May 2002. SSBHI may borrow under this revolving credit facility at various interest rate options (LIBOR, CD, or base rate) and compensates the banks for this facility through commitment fees. Under this facility, SSBHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2001, this requirement was exceeded by approximately $4.1 billion. At September 30, 2001, there were no borrowings outstanding under this facility. SSBHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of SSBHI's long-term capital. Long-term debt totaled $25.3 billion at September 30, 2001 and $19.7 billion at December 31, 2000. SSBHI utilizes interest rate swaps to convert the majority of its fixed rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

TRAVELERS PROPERTY CASUALTY CORP. (TPC)

TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks that expires in December 2001. Under this facility, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At September 30, 2001, this requirement was exceeded by approximately $5.6 billion. At September 30, 2001, there were no borrowings outstanding under this facility.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $650 million of dividends from its insurance subsidiaries during the first nine months of 2001.

THE TRAVELERS INSURANCE COMPANY (TIC)

At September 30, 2001, TIC had $33.0 billion of life and annuity product deposit funds and reserves. Of that total, $18.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $14.6 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $3.9 billion of liabilities that are surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals and have an average surrender charge of 4.62%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion of liabilities is surrenderable without charge. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $984 million of statutory surplus is available by the end of the year 2001 for such dividends without the prior approval of the Connecticut Insurance Department, of which $472.5 million was paid during the first nine months of 2001.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                           ------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                        2001         2000         2001           2000
-----------------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                              $10,289      $ 9,717      $ 30,046       $27,293
Other interest and dividends                                 6,827        7,172        21,009        19,832
Insurance premiums                                           3,310        3,107         9,888         9,116
Commissions and fees                                         3,840        4,077        11,724        12,236
Principal transactions                                       1,019        1,547         4,761         4,705
Asset management and administration fees                     1,371        1,331         4,091         3,947
Realized gains from sales of investments                       213          508           724           615
Other income                                                   845        1,165         3,129         4,754
                                                           ------------------------------------------------
TOTAL REVENUES                                              27,714       28,624        85,372        82,498
Interest expense                                             8,327        9,789        26,319        26,313
                                                           ------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                     19,387       18,835        59,053        56,185
                                                           ------------------------------------------------

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                     3,403        2,539         8,811         7,366
Provision for credit losses                                  1,580        1,221         4,539         3,832
                                                           ------------------------------------------------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                    4,983        3,760        13,350        11,198
                                                           ------------------------------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                      4,525        4,838        14,616        14,055
Insurance underwriting, acquisition, and operating             956          876         2,945         2,677
Restructuring-related items                                    134           70           479            93
Other operating                                              3,908        3,836        11,576        11,452
                                                           ------------------------------------------------
TOTAL OPERATING EXPENSES                                     9,523        9,620        29,616        28,277
                                                           ------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                4,881        5,455        16,087        16,710
Provision for income taxes                                   1,678        1,958         5,628         5,943
Minority interest, net of income taxes                          26           13            50            88
                                                           ------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES        3,177        3,484        10,409        10,679
Cumulative effect of accounting changes (1)                     --           --          (158)           --
                                                           ------------------------------------------------
NET INCOME                                                 $ 3,177      $ 3,484      $ 10,251       $10,679
-----------------------------------------------------------================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes      $  0.62      $  0.69      $   2.06       $  2.13
Cumulative effect of accounting changes (1)                     --           --         (0.03)           --
                                                           ------------------------------------------------
NET INCOME                                                 $  0.62      $  0.69      $   2.03       $  2.13
                                                           ================================================
Weighted average common shares outstanding                 5,060.8      4,978.7       5,008.4       4,977.1
-----------------------------------------------------------================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes      $  0.61      $  0.67      $   2.01       $  2.07
Cumulative effect of accounting changes (1)                     --           --         (0.03)           --
                                                           ------------------------------------------------
NET INCOME                                                 $  0.61      $  0.67      $   1.98       $  2.07
                                                           ================================================
Adjusted weighted average common shares outstanding        5,169.0      5,134.8       5,126.3       5,123.9
-----------------------------------------------------------================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                     SEPTEMBER 30,
                                                                                                         2001          December 31,
IN MILLIONS OF DOLLARS                                                                                (UNAUDITED)          2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                                $    21,877       $  14,621
Deposits at interest with banks                                                                            17,488          16,164
Federal funds sold and securities borrowed or purchased under agreements to resell                        138,582         105,877
Brokerage receivables                                                                                      50,004          25,696
Trading account assets (including $46,862 and $30,502 pledged to creditors at September 30, 2001
  and December 31, 2000 respectively)                                                                     155,292         132,513
Investments (including $10,010 and $3,354 pledged to creditors at September 30, 2001
  and December 31, 2000, respectively)                                                                    147,879         120,122
Loans, net of unearned income
     Consumer                                                                                             242,502         228,879
     Commercial                                                                                           156,913         138,143
                                                                                                      -----------------------------
Loans, net of unearned income                                                                             399,415         367,022
     Allowance for credit losses                                                                           (9,918)         (8,961)
                                                                                                      -----------------------------
Total loans, net                                                                                          389,497         358,061
Reinsurance recoverables                                                                                   12,064          10,716
Separate and variable accounts                                                                             23,080          24,947
Other assets                                                                                              112,486          93,493
                                                                                                      -----------------------------
TOTAL ASSETS                                                                                          $ 1,068,249       $ 902,210
------------------------------------------------------------------------------------------------------=============================
LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                    $    20,598       $  21,694
     Interest-bearing deposits in U.S. offices                                                            102,572          58,913
     Non-interest-bearing deposits in offices outside the U.S.                                             16,463          13,811
     Interest-bearing deposits in offices outside the U.S.                                                217,537         206,168
                                                                                                      -----------       ---------
Total deposits                                                                                            357,170         300,586
Federal funds purchased and securities loaned or sold under agreements to repurchase                      154,709         110,625
Brokerage payables                                                                                         45,643          15,882
Trading account liabilities                                                                                74,508          85,107
Contractholder funds and separate and variable accounts                                                    45,714          44,884
Insurance policy and claims reserves                                                                       48,667          44,666
Investment banking and brokerage borrowings                                                                 9,975          18,227
Short-term borrowings                                                                                      50,632          51,675
Long-term debt                                                                                            128,276         111,778
Other liabilities                                                                                          67,431          47,654
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of -- Parent                                    4,850           2,300
                                                               -- Subsidiary                                2,275           2,620
------------------------------------------------------------------------------------------------------=============================
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value            1,774           1,745
Common stock ($.01 par value; authorized shares: 15 billion), issued shares --                                 --
  5,477,409,696 at September 30, 2001 and 5,351,143,583 at December 31, 2000                                   55              54
Additional paid-in capital                                                                                 23,150          16,504
Retained earnings                                                                                          66,781          58,862
Treasury stock, at cost: September 30, 2001 -- 333,185,392 shares
  and December 31, 2000 -- 328,921,189 shares                                                             (11,170)        (10,213)
Accumulated other changes in equity from nonowner sources                                                    (559)            123
Unearned compensation                                                                                      (1,632)           (869)
                                                                                                      -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                 78,399          66,206
                                                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $ 1,068,249       $ 902,210
------------------------------------------------------------------------------------------------------=============================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
IN MILLIONS OF DOLLARS EXCEPT SHARES IN THOUSANDS                                     2001           2000
----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                        $  1,745       $  1,895
Redemption of preferred stock                                                             --           (149)
Other (1)                                                                                 29             --
                                                                                --------------------------------
Balance, end of period                                                                 1,774          1,746
----------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                          16,558         15,361
Employee benefit plans                                                                   350            768
Other (2)                                                                              6,297             68
                                                                                --------------------------------
Balance, end of period                                                                23,205         16,197
----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                          58,862         47,997
Net income                                                                            10,251         10,679
Common dividends (3)                                                                  (2,248)        (1,858)
Preferred dividends                                                                      (84)           (88)
                                                                                --------------------------------
Balance, end of period                                                                66,781         56,730
----------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                         (10,213)        (7,662)
Issuance of shares pursuant to employee benefit plans                                  1,555          1,294
Treasury stock acquired                                                               (2,688)        (3,282)
Other                                                                                    176             50
                                                                                --------------------------------
Balance, end of period                                                               (11,170)        (9,600)
----------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                             123          1,155
Cumulative effect of accounting changes (4)                                              118             --
Net change in unrealized gains and losses on investment securities, net of tax          (154)        (1,076)
Net change for cash flow hedges, net of tax                                               41             --
Net change in foreign currency translation adjustment, net of tax                       (687)          (410)
                                                                                --------------------------------
Balance, end of period                                                                  (559)          (331)
----------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                            (869)          (456)
Issuance of restricted stock, net of amortization                                       (763)          (560)
                                                                                --------------------------------
Balance, end of period                                                                (1,632)        (1,016)
----------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,144,224 IN 2001
  and 5,026,226 in 2000)                                                              76,625         61,980
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          $ 78,399       $ 63,726
--------------------------------------------------------------------------------================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                          $ 10,251       $ 10,679
Other changes in equity from nonowner sources, net of tax                               (682)        (1,486)
                                                                                --------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                       $  9,569       $  9,193
--------------------------------------------------------------------------------================================

(1) Represents shares previously held by affiliates that have subsequently been traded on the open market to third parties.
(2) Represents the issuance of shares to effect the Banamex acquisition of $6.3 billion. See Note 2 of Notes to Consolidated Financial Statements.
(3) Common dividends declared were 14 cents per share in both the first and second quarters of 2001 and 16 cents per share in the third quarter of 2001, and 12 cents per share in both the first and second quarters of 2000 and 14 cents per share in the third quarter of 2000.
(4) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    -------------------------------
IN MILLIONS OF DOLLARS                                                                                   2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                             $  10,251       $ 10,679
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                     1,400          1,235
     Additions to deferred policy acquisition costs                                                       (1,827)        (1,579)
     Depreciation and amortization                                                                         2,035          1,982
     Provision for credit losses                                                                           4,539          3,832
     Change in trading account assets                                                                    (22,779)       (13,297)
     Change in trading account liabilities                                                               (10,599)       (11,622)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell        (32,705)       (10,009)
     Change in federal funds purchased and securities loaned or sold under agreements to
       repurchase                                                                                         44,084         35,302
     Change in brokerage receivables net of brokerage payables                                             5,453         (7,690)
     Change in insurance policy and claims reserves                                                        4,001            848
     Net gains from sales of investments                                                                    (724)          (615)
     Venture capital activity                                                                                752           (954)
     Restructuring-related items                                                                             479             93
     Cumulative effect of accounting changes, net of tax                                                     158             --
     Other, net                                                                                            8,891         (3,602)
                                                                                                    -------------------------------
TOTAL ADJUSTMENTS                                                                                          3,158         (6,076)
                                                                                                    -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 13,409          4,603
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                                                 (1,324)        (3,067)
Change in loans                                                                                          (31,259)       (71,334)
Proceeds from sales of loans                                                                              18,516         25,876
Purchases of investments                                                                                (261,119)       (71,716)
Proceeds from sales of investments                                                                       232,959         46,310
Proceeds from maturities of investments                                                                   22,418         27,831
Other investments, primarily short-term, net                                                                (738)        (2,541)
Capital expenditures on premises and equipment                                                            (1,291)        (1,504)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed
  assets                                                                                                   1,621          1,056
Business acquisitions                                                                                     (7,067)       (10,172)
                                                                                                    -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                    (27,284)       (59,261)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                            (2,332)        (1,946)
Issuance of common stock                                                                                     666            847
Redemption of preferred stock                                                                                 --           (149)
Issuance of mandatorily redeemable securities of parent trusts                                             2,550             --
Redemption of mandatorily redeemable securities                                                             (345)            --

Treasury stock acquired                                                                                   (2,688)        (3,282)
Stock tendered for payment of withholding taxes                                                             (429)          (469)
Issuance of long-term debt                                                                                37,473         30,466
Payments and redemptions of long-term debt                                                               (23,493)       (18,225)
Change in deposits                                                                                        22,834         32,099
Change in short-term borrowings and investment banking and brokerage borrowings                          (15,055)        13,349
Contractholder fund deposits                                                                               6,521          4,725
Contractholder fund withdrawals                                                                           (4,289)        (3,824)
                                                                                                    -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 21,413         53,591
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                (282)          (481)
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                                          7,256         (1,548)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                            14,621         14,650
                                                                                                    -------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                               $  21,877       $ 13,102
----------------------------------------------------------------------------------------------------===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                                                           $   4,885       $  5,187
Cash paid during the period for interest                                                               $  27,183       $ 22,145
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                                        $     458       $    429
Non-cash effects of accounting for the conversion of investments in Nikko Securities Co., Ltd.         $      --       $    702
----------------------------------------------------------------------------------------------------===============================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2001 and 2000 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2000 Annual Report and Form 10-K.

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

2. BUSINESS DEVELOPMENTS

ACQUISITION OF BANAMEX

On August 6, 2001, Citicorp completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange on Friday, August 3, 2001. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico are being integrated and will conduct business under the "Banamex" brand name.

ACQUISITION OF EAB

On July 17, 2001, Citibank completed its acquisition of European American Bank
(EAB), a state-chartered bank with 97 branches in the New York area, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

TRANSFERS AND SERVICING OF FINANCIAL ASSETS. In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity. It is not expected that SFAS 140 will materially affect the financial statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The nonamortization provisions of the new rules are effective for fiscal years beginning after December 15, 2001, and immediately for any purchase business combinations completed after June 30, 2001.

Based on current levels of goodwill, the nonamortization provisions of the new standards will reduce other expense by approximately $510 million and increase net income by approximately $420 million in 2002.

The Company is in the process of evaluating whether certain intangible assets have indefinite lives. During 2002, the Company also will perform the required impairment tests of goodwill and any indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

Citigroup will adopt SFAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively. It is not expected that SFAS 144 will materially affect the financial statements.

4. BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                     INCOME (LOSS)
                                                                                   BEFORE CUMULATIVE
                                                                                       EFFECT OF
                                      TOTAL REVENUES, NET   PROVISION (BENEFIT)       ACCOUNTING
                                      OF INTEREST EXPENSE    FOR INCOME TAXES       CHANGES(1)(2)      IDENTIFIABLE ASSETS
                                      ------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,                              THREE MONTHS ENDED SEPTEMBER 30,
EXCEPT IDENTIFIABLE                   --------------------------------------------------------------   SEPT. 30,  Dec. 31,
ASSETS IN BILLIONS                      2001     2000(3)      2001     2000(3)     2001     2000(3)      2001     2000(3)
--------------------------------------------------------------------------------------------------------------------------
Global Consumer                       $ 10,754   $  9,264   $ 1,154    $   961   $ 2,109    $ 1,720     $  423      $337
Global Corporate                         8,014      8,436       600        844     1,158      1,577        593       506
Global Investment Management
  and Private Banking                      888        808       108        107       186        172         29        31
Investment Activities                     (164)       496       (70)       170      (120)       284          9        10
Corporate/Other                           (105)      (169)     (114)      (124)     (156)      (269)        14        18
                                      ------------------------------------------------------------------------------------
TOTAL                                 $ 19,387   $ 18,835   $ 1,678    $ 1,958   $ 3,177    $ 3,484     $1,068      $902
--------------------------------------====================================================================================

                                                                                                   INCOME (LOSS)
                                                                                                 BEFORE CUMULATIVE
                                                     TOTAL REVENUES, NET  PROVISION (BENEFIT)   EFFECT OF ACCOUNTING
                                                     OF INTEREST EXPENSE   FOR INCOME TAXES        CHANGES(1)(2)
                                                     -----------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------
IN MILLIONS OF DOLLARS                                 2001     2000(3)     2001    2000(3)       2001       2000(3)
----------------------------------------------------------------------------------------------------------------------
Global Consumer                                      $ 30,435  $ 27,229   $ 3,249   $ 2,757     $  5,795    $  4,869
Global Corporate                                       25,951    25,062     2,264     2,605        4,394       4,906
Global Investment Management and Private Banking        2,635     2,394       327       319          538         512
Investment Activities                                     429     1,964       103       693          251       1,189
Corporate/Other                                          (397)     (464)     (315)     (431)        (569)       (797)
                                                     -----------------------------------------------------------------
TOTAL                                                $ 59,053  $ 56,185   $ 5,628   $ 5,943     $ 10,409    $ 10,679
-----------------------------------------------------=================================================================

(1) Results in the 2001 third quarter and nine-month periods reflect after-tax restructuring-related charges (credits) of $87 million and $159 million in Global Consumer, $1 million and $135 million in Global Corporate, respectively, ($3) million in both periods in Corporate/Other, and $7 million in the nine-month period in Global Investment Management and Private Banking. The 2000 third quarter and nine-month results reflect after-tax restructuring-related charges (credits) of $19 million and $12 million in Global Consumer, respectively, and ($3) million in Global Corporate and ($1) million in Global Investment Management and Private Banking in the nine-month period ended September 30, 2000. The 2000 third quarter and nine-month results reflect after-tax restructuring-related charges (and after-tax Housing Finance unit charges in the 2000 nine-month results only) of $26 million and $122 million, respectively, in Corporate/Other.
(2) Results in the 2001 third quarter and nine-month periods include pretax provisions for benefits, claims, and credit losses in Global Consumer of $3.0 billion and $8.5 billion, in Global Corporate of $2.0 billion and $4.7 billion, in Global Investment Management and Private Banking of $32 million and $62 million, and in Corporate/Other of $2 million and $1 million, respectively. The 2000 third quarter and nine-month results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.5 billion and $7.6 billion, in Global Corporate of $1.2 billion and $3.6 billion, in Global Investment Management and Private Banking of ($3) million and $22 million, respectively, in Investment Activities of $7 million in both periods, and in Corporate/Other of $34 million for the nine-month period ended September 30, 2000.
(3)   Reclassified to conform to the current period's presentation.
--------------------------------------------------------------------------------

5. INVESTMENTS

                                                                SEPTEMBER 30, December 31,
IN MILLIONS OF DOLLARS                                              2001          2000
------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value      $126,228      $ 99,484
Equity securities, primarily at fair value                           7,493         6,652
Venture capital, at fair value (1)                                   4,452         5,204
Short-term and other                                                 9,706         8,782
                                                                  ------------------------
                                                                  $147,879      $120,122
------------------------------------------------------------------========================

(1) For the nine months ended September 30, 2001, net pretax losses on investments held by venture capital subsidiaries totaled $226 million, of which $538 million and $847 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 2000, net pretax gains on investments held by venture capital subsidiaries totaled $1.73 billion, of which $1.46 billion and $321 million represented gross unrealized gains and losses, respectively.
--------------------------------------------------------------------------------

The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2001 and December 31, 2000 were as follows:

                                                                  SEPTEMBER 30, 2001                    December 31, 2000(1)
                                                  ---------------------------------------------------------------------------
                                                                  GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR       Amortized      Fair
IN MILLIONS OF DOLLARS                               COST         GAINS       LOSSES       VALUE        Cost         Value
-----------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
  PRINCIPALLY MORTGAGE-BACKED SECURITIES (2)      $       27   $       --   $       --   $       27   $       28   $       28
                                                  ---------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies            $   20,440   $      680   $      140   $   20,980   $   16,196   $   16,314
U.S. Treasury and Federal agency                       4,829          113           18        4,924        5,680        5,836
State and municipal                                   16,009          737           14       16,732       15,314       15,903
Foreign government                                    42,274          487          544       42,217       25,934       25,928
U.S. corporate                                        29,263        1,036          866       29,433       25,143       25,185
Other debt securities (3)                             11,494          599          178       11,915        9,633       10,290
                                                  ---------------------------------------------------------------------------
                                                  $  124,309   $    3,652   $    1,760   $  126,201   $   97,900   $   99,456
                                                  ---------------------------------------------------------------------------
TOTAL FIXED MATURITIES                            $  124,336   $    3,652   $    1,760   $  126,228   $   97,928   $   99,484
--------------------------------------------------===========================================================================
EQUITY SECURITIES (4)                             $    7,829   $       90   $      426   $    7,493   $    6,757   $    6,652
--------------------------------------------------===========================================================================

(1) At December 31, 2000, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $3.070 billion and $1.619 billion, respectively.
(2)   Recorded at amortized cost.
(3) Investments in convertible debt of Nikko are included in other debt securities.
(4) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.
--------------------------------------------------------------------------------

6. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                         SEPTEMBER 30, December 31,
IN MILLIONS OF DOLLARS                                       2001          2000
-----------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                $ 53,149      $ 30,939
State and municipal securities                                3,433         2,439
Foreign government securities                                18,298        13,308
Corporate and other debt securities                          20,671        17,046
Derivative and other contractual commitments (1)             29,837        35,177
Equity securities                                            14,670        17,174
Mortgage loans and collateralized mortgage securities         6,938         6,024
Other                                                         8,296        10,406
                                                         --------------------------
                                                           $155,292      $132,513
---------------------------------------------------------==========================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                         $ 44,772      $ 48,489
Derivative and other contractual commitments (1)             29,736        36,618
                                                         --------------------------
                                                           $ 74,508      $ 85,107
---------------------------------------------------------==========================

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

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available-for-sale securities. During the 2001 third quarter and nine months, the amount of hedge ineffectiveness recognized in other income related to fair value hedges was ($12) million and $125 million, respectively. The amount of gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during the 2001 third quarter and nine months was ($4) million and $67 million, respectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citigroup's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the tenor is under 5 years. During the 2001 third quarter and nine months, the amount of hedge ineffectiveness recognized in other income related to cash flow hedges was $10 million and $16 million, respectively. No amounts have been excluded from the assessment of effectiveness for derivatives designated as cash flow hedges.

For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment. During the 2001 third quarter and nine months, the after-tax amounts included in other changes in stockholders' equity from nonowner sources from these hedges were $50 million and $284 million, respectively.

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

The accumulated other changes in equity from nonowner sources from cash flow hedges for the 2001 nine months can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                      NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
BEGINNING BALANCE (1)                                    ($  3)
Net gains from cash flow hedges                            118
Net amounts reclassified to earnings                       (77)
                                            ------------------------------------
ENDING BALANCE                                           $  38
--------------------------------------------------------------------------------

(1)   Results from the cumulative effect of accounting change for cash flow hedges.
--------------------------------------------------------------------------------

Additional information concerning Citigroup's derivative and foreign exchange products and activities, including a further description of accounting policies, and the credit and market risk management process is provided in Citigroup's 2000 Annual Report and Form 10-K, in the Notes to Consolidated Financial Statements, and in the Managing Global Risk section.

8. DEBT

Investment banking and brokerage borrowings consisted of the following:

                                                  SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                2001              2000
--------------------------------------------------------------------------------
Commercial paper                                     $ 9,056           $16,705
Bank borrowings                                          394               429
Other                                                    525             1,093
                                                  ------------------------------
                                                     $ 9,975           $18,227
--------------------------------------------------==============================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                  SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                2001              2000
--------------------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                                    $   522          $   496
   Citicorp                                           35,303           37,656
   Travelers Property Casualty Corp.                     212               --
                                                  ------------------------------
                                                      36,037           38,152
OTHER SHORT-TERM BORROWINGS                           14,595           13,523
                                                  ------------------------------
                                                     $50,632          $51,675
--------------------------------------------------==============================

Long-term debt, including its current portion, consisted of the following:

                                                  SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                2001              2000
--------------------------------------------------------------------------------
Citigroup Inc.                                      $ 35,246          $ 18,197
Citicorp                                              67,400            73,060
Salomon Smith Barney Holdings Inc.                    25,264            19,652
Travelers Property Casualty Corp.                        350               850
The Travelers Insurance Group Inc.                        16                19
                                                  ------------------------------
                                                    $128,276          $111,778
--------------------------------------------------==============================

9. RESTRUCTURING-RELATED ITEMS

                                                       RESTRUCTURING INITIATIVES
                                   ---------------------------------------------------------------
                                   3RD QTR.      2nd Qtr.      1st Qtr.
IN MILLIONS OF DOLLARS               2001          2001          2001          2000          Total
--------------------------------------------------------------------------------------------------
Restructuring Charges              $   129       $   209       $   110       $   579       $ 1,027
Acquisitions (1)                       112            --            --            23           135
Utilization (2)                        (50)         (137)          (92)         (454)         (733)
Changes in estimates                    --            --           (18)           --           (18)
                                   ---------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001      $   191       $    72       $    --       $   148       $   411
-----------------------------------===============================================================

(1)   Represents additions to restructuring liabilities arising from acquisitions.
(2)   Utilization amounts include translation effects on the restructuring reserve.
--------------------------------------------------------------------------------

During the 2001 third quarter, Citigroup recorded a restructuring reserve of $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. This was expensed in the third quarter and is included in "Restructuring-related items" in the consolidated statement of income. In addition, a restructuring reserve of $112 million was recorded by Banamex and recognized as a liability in the purchase price allocation of Banamex.

The total Banamex reserves of $241 million includes costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives aee expected to be implemented over the next year. The reserve consists of $145 million related to employee severance, $48 million related to exiting leasehold and other contractual obligations, and $48 million of asset impairment charges. Approximately $32 million of the charge related to operations in the United States.

The $129 million reserve includes a severance portion for the elimination of approximately 4,200 positions by Citigroup. The $112 million reserve includes a severance portion for the elimination of approximately 3,600 positions by Banamex. Approximately 50 of these positions relate to the United States. Through September 30, 2001, approximately 40 gross staff positions have been eliminated under these programs.

Utilization of these third quarter reserves included $48 million of asset impairment charges and $2 million of severance paid, together with translation effects.

During the second quarter of 2001, Citigroup recorded restructuring charges of $209 million, primarily related to the downsizing of various functions in the Global Corporate and Global Consumer businesses. These initiatives are expected to be implemented within 12 months. The charge consisted of $177 million related to employee severance, $17 million related to asset impairment charges and $15 million related to exiting leasehold and other contractual obligations.

The $177 million portion of the charge related to employee severance reflects the costs of eliminating approximately 3,500 positions. Approximately 2,150 of these positions relate to the United States.

The 2001 second quarter restructuring reserve utilization included $17 million of asset impairment charges as well as $120 million of severance and other exit costs (of which $50 million related to employee severance and $6 million related to leasehold and other exit costs have been paid in cash and $64 million is legally obligated), together with translation effects. Utilization of the 2001 second quarter restructuring reserve in the 2001 third quarter and nine-month periods ended September 30, 2001 was $98 million and $137 million, respectively. Through September 30, 2001, approximately 2,600 gross staff positions have been eliminated under these programs, including approximately 2,100 in the 2001 third quarter.

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

The 2001 first quarter restructuring reserve was fully utilized at September 30, 2001 including $92 million of severance, of which $61 million was paid in cash and $31 million is legally obligated. Utilization of the 2001 first quarter restructuring reserve in the 2001 third quarter and nine-month periods was $55 million and $92 million, respectively. Through September 30, 2001, approximately 1,200 gross staff positions have been eliminated under these programs, including approximately 950 in the 2001 third quarter.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During the second quarter of 2001, changes in estimates resulted in reductions in the reserve for first quarter 2001 restructuring initiatives of $18 million, primarily attributable to the sale of certain businesses. The restructuring costs related to these businesses will not be borne by the Company as a result of the sale which closed in the third quarter of 2001. Additionally, during the 2000 second quarter, changes in estimates resulted in reductions of $43 million of reserves related to prior restructuring initiatives.

During 2000, Citigroup recorded restructuring charges of $579 million primarily consisting of exit costs related to the acquisition of Associates. These initiatives are expected to be implemented this year. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations and $184 million of asset impairment charges. Restructuring charges and other merger-related costs of $58 million and $75 million occurred in the 2000 third quarter and nine-month periods, respectively.

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

The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,800 positions, including approximately 4,600 related to the acquisition of Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions related to the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

The 2000 restructuring reserve utilization included $184 million of asset impairment charges and $270 million of severance and other exit costs (of which $131 million related to employee severance and $87 million related to leasehold and other exit costs have been paid in cash and of which $52 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2001 third quarter and nine-month periods was $74 million and $199 million, respectively. Through September 30, 2001, approximately 3,700 gross staff positions have been eliminated under these programs, including approximately 600 in the 2001 third quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) are being recognized over these shortened lives, $5 million and $49 million of which were recorded in the 2001 third quarter and nine-month periods, respectively, and $12 million and $61 million of which were recorded in the 2000 third quarter and nine-month periods, respectively.

Additional information about restructuring-related items, including the business segments affected, may be found in Citigroup's 2000 Annual Report and Form 10-K.

10. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three-and-nine months ended September 30, 2001 and 2000.

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           2001             2000            2001            2000
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES           $3,177          $3,484          $10,409          $10,679
Cumulative effect of accounting changes                             --              --             (158)              --
Preferred dividends                                                (28)            (29)             (84)             (88)
                                                             -----------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS            3,149           3,455           10,167           10,591
Effect of dilutive securities                                       --              --               --               --
                                                             -----------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS         $3,149          $3,455          $10,167          $10,591
-------------------------------------------------------------===========================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC EPS                                      5,060.8         4,978.7          5,008.4          4,977.1
Effect of dilutive securities:
   Options                                                        74.4           120.9             85.6            113.3
   Restricted stock                                               32.7            34.1             31.2             32.4
   Convertible securities                                          1.1             1.1              1.1              1.1
                                                             -----------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO DILUTED EPS                                    5,169.0         5,134.8          5,126.3          5,123.9
-------------------------------------------------------------===========================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes            $0.62           $0.69            $2.06            $2.13
Cumulative effect of accounting changes                             --              --            (0.03)              --
                                                             -----------------------------------------------------------
NET INCOME                                                       $0.62           $0.69            $2.03            $2.13
-------------------------------------------------------------===========================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes            $0.61           $0.67            $2.01            $2.07
Cumulative effect of accounting changes                             --              --            (0.03)              --
                                                             -----------------------------------------------------------
NET INCOME                                                       $0.61           $0.67            $1.98            $2.07
-------------------------------------------------------------===========================================================

11. CONTINGENCIES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                 SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
IN MILLIONS OF DOLLARS                             2001              2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent
  (at lower of cost or collateral value) (1)      $  699            $  527            $  528          $   390           $   348
Other                                              2,721             2,102             1,889            1,580             1,515
                                             ---------------------------------------------------------------------------------------
TOTAL (2)                                         $3,420            $2,629            $2,417          $ 1,970           $  1,863
---------------------------------------------=======================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                   $1,089            $1,108            $1,052          $   700           $   510
In offices outside the U.S.                        2,331             1,521             1,365            1,270             1,353
                                             ---------------------------------------------------------------------------------------
TOTAL (2)                                         $3,420            $2,629            $2,417          $ 1,970           $ 1,863
---------------------------------------------=======================================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                   $  605            $  700            $  740          $   634           $   638
In offices outside the U.S.                          143               164               169              151                93
                                             ---------------------------------------------------------------------------------------
TOTAL (3)                                         $  748            $  864            $  909          $   785           $   731
---------------------------------------------=======================================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST
HAD BEEN SUSPENDED (4)
In U.S. offices                                   $2,614            $2,480            $2,146          $ 2,182           $ 1,861
In offices outside the U.S.                        1,801             1,631             1,658            1,626             1,706
                                             ---------------------------------------------------------------------------------------
TOTAL                                             $4,415            $4,111            $3,804          $ 3,808           $ 3,567
---------------------------------------------=======================================================================================
ACCRUING LOANS 90 OR MORE DAYS
  DELINQUENT (4) (5)
In U.S. offices                                   $1,761            $1,694            $1,475           $1,090           $   914
In offices outside the U.S.                          832               433               393              385               383
                                             ---------------------------------------------------------------------------------------
TOTAL                                             $2,593            $2,127            $1,868           $1,475            $1,297
---------------------------------------------=======================================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate and Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(3) Prior period commercial renegotiated loans were restated to remove Associates cash-basis loans already included above.
(4) Prior periods have been restated to conform Associates cash-basis and accruing loans 90 or more days delinquent.
(5) Substantially all consumer loans, of which $980 million, $973 million, $755 million, $503 million, and $413 million are government-guaranteed student loans and mortgages at September 30, 2001, June 30, 2001, March 31, 2001, December 31, 2000, and September 30, 2000, respectively.
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                 SEPT. 30,         June 30,         March 31,         Dec. 31,         Sept. 30,
IN MILLIONS OF DOLLARS                             2001              2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                                        $407              $289              $268             $366              $423
Commercial (1)                                       261               280               296              291               277
Other                                                  9                 8                 8                8                 8
                                             ---------------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                       $677              $577              $572             $665              $708
---------------------------------------------=======================================================================================
OTHER REPOSSESSED ASSETS (2)                        $479              $409              $419             $292              $247
---------------------------------------------=======================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 3RD QTR.          2nd Qtr.          1st Qtr.         4th Qtr.          3rd Qtr.
IN MILLIONS OF DOLLARS                             2001              2001              2001             2000              2000
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                          $8,917            $8,957            $8,961           $8,900            $8,852
                                             ---------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,360             1,196             1,197            1,113             1,078
Commercial                                           220               289               277              394               143
                                             ---------------------------------------------------------------------------------------
                                                   1,580             1,485             1,474            1,507             1,221
                                             ---------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                    1,041               945               915              946               812
In offices outside the U.S.                          547               462               449              566               454
COMMERCIAL
In U.S. offices                                      303               285               241              204               120
In offices outside the U.S.                           99                84                90               83                49
                                             ---------------------------------------------------------------------------------------
                                                   1,990             1,776             1,695            1,799             1,435
                                             ---------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                      109                81               101              140               128
In offices outside the U.S.                          102               102                98              105               101
COMMERCIAL
In U.S. offices                                       78                56                35               26                 9
In offices outside the U.S.                           41                26                19               23                26
                                             ---------------------------------------------------------------------------------------
                                                     330               265               253              294               264
                                             ---------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                    1,157             1,093             1,020              984               795
In offices outside the U.S.                          503               418               422              521               376
                                             ---------------------------------------------------------------------------------------
                                                   1,660             1,511             1,442            1,505             1,171
                                             ---------------------------------------------------------------------------------------
Other -- net (1)                                   1,081               (14)              (36)              59                (2)
                                             ---------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD      $9,918            $8,917            $8,957           $8,961            $8,900
---------------------------------------------=======================================================================================
Net consumer credit losses                        $1,377            $1,224            $1,165           $1,267            $1,037
As a percentage of average consumer loans           2.31%             2.19%             2.10%            2.25%             1.89%
---------------------------------------------=======================================================================================
Net commercial credit losses                        $283              $287              $277             $238              $134
As a percentage of average commercial loans         0.73%             0.82%             0.81%            0.69%             0.40%
---------------------------------------------=======================================================================================

(1) The third quarter 2001 includes the addition of $1 billion of credit loss reserves related to the acquisition of Banamex. Also includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

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

On September 17, 2001, the Company filed a Current Report on Form 8-K, dated September 17, 2001, reporting under Item 5 thereof its expected earnings for the third quarter of 2001, excluding the financial impact of the September 11th terrorist attack, together with (i) its anticipated losses related to the payment of insurance claims, including claims on property in lower Manhattan, business interruption insurance claims, workers compensation exposure and life insurance claims and (ii) its expected reduced earnings due to the closing of the stock exchange as well as a number of the Company's branches for much of that week.

No other reports on Form 8-K were filed during the third quarter of 2001;
however,

On October 18, 2001, the Company filed a Current Report on Form 8-K, dated October 17, 2001, reporting under Item 5 thereof the results of its operations for the quarter ended September 30, 2001, and certain other selected financial data.

On October 29, 2001, the Company filed a Current Report on Form 8-K, dated October 26, 2001, (a) noting under Item 5 thereof that Citigroup had previously changed its operating segments presentation to include the various Associates businesses within the other existing operating segments of Citigroup, and (b) filing as an exhibit under Item 7 thereof the restated Historical Annual Supplement of Citigroup.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2001.

                                           CITIGROUP INC.
                                            (Registrant)


                                        By /s/Todd S. Thomson
                                           -------------------------------------
                                              Todd S. Thomson
                                              Chief Financial Officer
                                              Principal Financial Officer


By /s/Irwin R. Ettinger                 By /s/Roger W. Trupin
   --------------------------------        -------------------------------------
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