Form 10-K405
period 2001-12-31
CITIGROUP INC
filed 2002-03-12
CIK 831001

FINANCIAL INFORMATION

THE COMPANY                                                                       1
   Global Consumer                                                                1
   Global Corporate                                                               1
   Global Investment Management and Private Banking                               2
   Investment Activities                                                          2
   Corporate/Other                                                                2
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                      3
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                          4
   Significant Accounting Policies                                                5
   Future Application of Accounting Standards                                     6
   Results of Operations                                                          8
GLOBAL CONSUMER                                                                   9
   Banking/Lending                                                               10
        Citibanking North America                                                10
        Mortgage Banking                                                         10
        North America Cards                                                      11
        CitiFinancial                                                            12
   Insurance                                                                     13
        Primerica Financial Services                                             13
        Personal Lines                                                           13
   International Consumer                                                        14
        Western Europe                                                           14
        Japan                                                                    15
        Asia                                                                     15
        Latin America                                                            16
        Mexico                                                                   17
        Central & Eastern Europe, Middle East & Africa                           17
   e-Consumer                                                                    18
   Other Consumer                                                                18
   Global Consumer Outlook                                                       19
GLOBAL CORPORATE                                                                 21
   Corporate and Investment Bank                                                 21
   Emerging Markets Corporate Banking and Global Transaction Services            23
   Commercial Lines                                                              23
   Global Corporate Outlook                                                      27
GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                                 29
   Travelers Life and Annuity                                                    29
   The Citigroup Private Bank                                                    30
   Citigroup Asset Management                                                    31
   Global Investment Management and Private Banking Outlook                      32
INVESTMENT ACTIVITIES                                                            32
CORPORATE/OTHER                                                                  33
FORWARD-LOOKING STATEMENTS                                                       33
MANAGING GLOBAL RISK                                                             34
   The Credit Risk Management Process                                            34
   Consumer Credit Risk                                                          34
   Consumer Portfolio Review                                                     35
   Corporate Credit Risk                                                         36
   Global Corporate Portfolio Review                                             37
   Reinsurance Risk                                                              38
   The Market Risk Management Process                                            38
   Management of Cross-Border Risk                                               40
LIQUIDITY AND CAPITAL RESOURCES                                                  41
   Off-Balance Sheet Arrangements                                                42
   Capital                                                                       44
GLOSSARY OF TERMS                                                                48
REPORT OF MANAGEMENT                                                             50
INDEPENDENT AUDITORS' REPORT                                                     50
CONSOLIDATED FINANCIAL STATEMENTS                                                51
   Consolidated Statement of Income                                              51
   Consolidated Statement of Financial Position                                  52
   Consolidated Statement of Changes in Stockholders' Equity                     53
   Consolidated Statement of Cash Flows                                          54
NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS                                                           55
FINANCIAL DATA SUPPLEMENT                                                        87
   Average Balances and Interest Rates,
        Taxable Equivalent Basis-Assets                                          87
   Average Balances and Interest Rates,
        Taxable Equivalent Basis-Liabilities and
        Stockholders' Equity                                                     88
   Analysis of Changes in Net Interest Revenue                                   89
   Ratios                                                                        90
   Foregone Interest Revenue on Loans                                            90
   Loan Maturities and Sensitivity to Changes in Interest Rates                  90
   Loans Outstanding                                                             90
   Cash-Basis, Renegotiated, and Past Due Loans                                  91
   Other Real Estate Owned and Other Repossessed Assets                          91
   Details of Credit Loss Experience                                             91
   Average Deposit Liabilities in Offices Outside the U.S.                       92
   Maturity Profile of Time Deposits ($100,000 or more)
        in U.S. Offices                                                          92
   Short-Term and Other Borrowings                                               92
10-K CROSS-REFERENCE INDEX                                                      100
   Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K                                                 101
CITIGROUP BOARD OF DIRECTORS                                                    103

                                     (i)

THE COMPANY

Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a board range of financial services to consumer and corporate customers with 192 million customer accounts in over 100 countries and territories. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

     The Company's activities are conducted through Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Investment Activities.

     The Company has completed certain strategic business acquisitions during the past three years, details of which can be found in Note 2 to the Consolidated Financial Statements.

     The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 95.

     At December 31, 2001, the Company had approximately 145,000 full-time and 4,000 part-time employees in the United States and approximately 123,000 employees outside of the United States.

     The periodic reports of Citicorp, Salomon Smith Barney Holdings Inc., Travelers Insurance Group Holdings Inc., The Student Loan Corporation (STU), The Travelers Insurance Company (TIC), and Travelers Life and Annuity Company
(TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

     The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212-559-1000. Additional information is available on the Company's web site at (http://www.citigroup.com).

GLOBAL CONSUMER

Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, unmanned kiosks and the World Wide Web. The businesses of Global Consumer serve individual consumers as well as small businesses.

     CITIBANKING NORTH AMERICA delivers banking, lending, and investment services through 445 branches and through Citibank Online, an enhanced Internet banking site on the World Wide Web.

     The MORTGAGE BANKING business originates and services mortgages and student loans for customers across North America.

     The NORTH AMERICA CARDS unit combines the operations of Citi Cards and Diners Club, whose products include MasterCard, VISA and private label credit and charge cards issued to customers across North America. At December 31, 2001, Citi Cards had 93 million accounts and $109 billion of managed receivables, which represented approximately 20% of the U.S. credit card receivables market. New accounts are acquired through multiple channels including direct marketing efforts, the Internet, and portfolio acquisitions.

     CITIFINANCIAL provides community-based lending services through its branch network system, regional sales offices and cross-selling initiatives with other Citigroup businesses. As of December 31, 2001, CitiFinancial maintained 2,221 loan offices in North America that offer real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. consumer finance customers.

     The business operations of Primerica Financial Services (Primerica) involve the sale in North America of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and TIC annuity products. The Primerica sales force is composed of over 100,000 independent representatives. A great majority of the sales force works on a part-time basis.

     Through Travelers Property Casualty Corp. (TPC), Global Consumer writes virtually all types of property and casualty insurance covering personal risks. The Personal Lines unit of TPC had approximately 5.4 million policies in force at December 31, 2001. The primary coverages are personal automobile and homeowners insurance sold to individuals, and are distributed through approximately 7,600 independent agencies located throughout the United States. Personal Lines also uses additional distribution channels, including sponsoring organizations such as employers' and consumer associations, and joint marketing arrangements with other insurers.

     The INTERNATIONAL unit of Global Consumer provides full-service banking and community-based lending, including credit and charge cards, and investment services in Western Europe, Japan, Asia (excluding Japan), CEEMEA (Central & Eastern Europe, Middle East, & Africa), Latin America and Mexico, which includes the results of all operations of Banamex and Citibank Mexico, through more than 3,000 branches and offices in 52 countries and territories.

     e-CONSUMER is the business responsible for developing and implementing Citigroup's Internet financial services products and e-commerce solutions. e-Consumer's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy.

GLOBAL CORPORATE

Global Corporate provides corporations, governments, institutions and investors in 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, banking and financial services and commercial insurance products.

     Global Corporate, through the CORPORATE AND INVESTMENT BANK (CIB), delivers investment banking and commercial banking services in North America, Western Europe and Japan, and also includes investment banking services in the emerging markets. CIB delivers a full range of global capital market activities, including the underwriting and distribution of fixed income and equity securities for United States and foreign corporations and for state, local and other governmental and government-sponsored authorities. CIB also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major United States and international exchanges on behalf of customers and for its own account. CIB also offers foreign exchange, structured products, derivatives, loans, leasing, and equipment finance products. CIB trades for its own account in various markets throughout the world and uses many different strategies involving a broad spectrum of financial instruments and derivative products.

     Global Corporate is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

     Citibank has a long-standing presence in emerging markets, which includes all locations outside North America, Western Europe and Japan. Citigroup's EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES (EM CORPORATE & GTS) business offers a wide array of banking and financial services products and services that help multinational and local companies fulfill their financial goals or needs. Citigroup's strategies focus on its plans to gain market share in selected priority emerging market countries and to establish Citibank as a local bank as well as a leading international bank. Citibank typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans and foreign-exchange services. Then, Citibank offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered. The EM Corporate & GTS segment also includes the global results of cash management, securities custody and trade services.

     TPC's COMMERCIAL LINES unit offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 6,300 brokers and independent agencies located throughout the United States. TPC is the third largest writer of commercial lines insurance in the U.S. based on 2000 direct written premiums published by A.M. Best Company. Commercial Lines is organized into five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address clients' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; Bond, providing specialty products which include surety bonds and executive liability; and Gulf, providing a variety of specialty coverages. Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by TPC's Special Liability Group, a separate unit staffed by dedicated legal, claim, finance, and engineering professionals.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

Global Investment Management and Private Banking is composed of TRAVELERS LIFE AND ANNUITY, THE CITIGROUP PRIVATE BANK and CITIGROUP ASSET MANAGEMENT.

     These businesses offer a broad range of life insurance, annuities, and asset management products and services from global investment centers around the world, including individual annuities, group annuities, individual life insurance products, corporate owned life insurance (COLI), mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, alternative investments, pension administration and personalized wealth management services distributed to institutional, high net worth and retail clients.

     TRAVELERS LIFE AND ANNUITY (TLA) offers individual annuity, group annuity, individual life insurance and COLI products. The individual products include fixed and variable deferred annuities, payout annuities, and term and universal life insurance. These products are primarily distributed through Citigroup businesses, a nationwide network of independent agents and unaffiliated broker dealers. The COLI product is a variable universal life product distributed through independent specialty brokers. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.

     THE CITIGROUP PRIVATE BANK provides personalized wealth management services for high net worth clients through 90 offices in 31 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, The Citigroup Private Bank leverages its extensive experience with clients' needs and its access to the breadth and depth of Citigroup to provide clients with comprehensive investment and banking services tailored to the way they create and manage their wealth and lifestyles in today's economy.

     CITIGROUP ASSET MANAGEMENT includes Smith Barney Asset Management, Salomon Brothers Asset Management, and Citibank Asset Management along with the pension administration and insurance businesses of Global Retirement Services. Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup, through Citigroup Asset Management's own sales force or through independent sources.

INVESTMENT ACTIVITIES
The Company's INVESTMENT ACTIVITIES segment consists primarily of its venture capital activities, realized investment gains and losses from certain insurance related investments, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and since August 2001, the investment portfolio related to Banamex.

CORPORATE/OTHER
CORPORATE/OTHER includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA     CITIGROUP INC. AND SUBSIDIARIES

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS           2001         2000            1999         1998        1997
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                       $  112,022     $111,826        $ 94,396     $ 85,925    $ 80,530
Total revenues, net of interest expense                  80,057       75,188          65,722       55,233      53,231
Benefits, claims and credit losses                       18,559       15,486          13,880       12,788      11,455
Operating expenses(1)                                    39,601       38,559          33,691       31,360      29,471
Income before cumulative effect of accounting            14,284       13,519          11,370        6,950       7,682
  changes(1)
Cumulative effect of accounting changes (2)                (158)          --            (127)          --          --
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $   14,126     $ 13,519        $ 11,243     $  6,950    $  7,682
=====================================================================================================================
EARNINGS PER SHARE(3)
Basic earnings per share:
   Income before cumulative effect of
     accounting changes                              $     2.82     $   2.69        $   2.26     $   1.35    $   1.48
   Net income                                              2.79         2.69            2.23         1.35        1.48
Diluted earnings per share:
   Income before cumulative effect of
     accounting changes                                    2.75         2.62            2.19         1.31        1.42
   Net income                                              2.72         2.62            2.17         1.31        1.42
Dividends declared per common share (3)(4)                0.600        0.520           0.405        0.277       0.200
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,
Total assets                                         $1,051,450     $902,210        $795,584     $740,336    $755,167
Total deposits                                          374,525      300,586         261,573      229,413     199,867
Long-Term debt                                          121,631      111,778          88,481       86,250      75,605
Mandatorily redeemable securities of subsidiary
  trusts                                                  7,125        4,920           4,920        4,320       2,995
Redeemable preferred stock                                   --           --              --          140         280
Common stockholders' equity                              79,722       64,461          56,395       48,761      44,610
Total stockholders' equity                               81,247       66,206          58,290       51,035      47,956
---------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges and
  preferred stock dividends                                1.67x        1.56x           1.61x        1.34x       1.42x
Return on average common stockholders' equity(5)           19.7%        22.4%           21.5%        14.4%       17.5%
Common stockholders' equity to assets                      7.58%        7.14%           7.09%        6.59%       5.91%
Total stockholders' equity to assets                       7.73%        7.34%           7.33%        6.89%       6.35%
=====================================================================================================================
INCOME ANALYSIS(6)
Total revenues, net of interest expense              $   80,057     $ 75,188        $ 65,722     $ 55,233    $ 53,231
Effect of securitization activities                       3,568        2,459           2,707        2,364       1,734
Housing Finance unit charge(7)                               --           47              --           --          --
---------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE               83,625       77,694          68,429       57,597      54,965
---------------------------------------------------------------------------------------------------------------------
ADJUSTED OPERATING EXPENSES(8)                           39,143       37,775          33,744       30,565      27,753
---------------------------------------------------------------------------------------------------------------------
Benefits, claims and credit losses                       18,559       15,486          13,880       12,788      11,455
Effect of securitization activities                       3,568        2,459           2,707        2,364       1,734
Housing Finance unit charge(7)                               --          (40)             --           --          --
---------------------------------------------------------------------------------------------------------------------
ADJUSTED BENEFITS, CLAIMS AND CREDIT LOSSES              22,127       17,905          16,587       15,152      13,189
---------------------------------------------------------------------------------------------------------------------
Restructuring- and merger-related items                    (458)        (759)             53         (795)     (1,718)
Housing Finance unit charge(7)                               --         (112)             --           --          --
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                21,897       21,143          18,151       11,085      12,305
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                7,526        7,525           6,530        3,907       4,411
Minority interest, net of income taxes                       87           99             251          228         212
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                                14,284       13,519          11,370        6,950       7,682
Cumulative effect of accounting changes(2)                 (158)          --            (127)          --          --
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $   14,126     $ 13,519        $ 11,243     $  6,950    $  7,682
=====================================================================================================================

(1) The years ended December 31, 2000, 1999, 1998 and 1997 include net restructuring-related items (and in 2000 and 1998 merger related items) of $458 million ($285 million after-tax), $759 million ($550 million after-tax), ($53) million (($25) million after-tax), $795 million ($535 million after-tax) and $1,718 million ($1,046 million after-tax), respectively. See Note 15 to the Consolidated Financial Statements.
(2) Accounting changes in 2001 include the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities," as amended (SFAS 133), of ($42) million and Emerging issues Task Force (EITF) issue No. 99-20. "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20) of ($116) million. Accounting changes in 1999 include the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" of ($135) million; SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" of $23 million; and SOP 98-5, "Reporting on the Costs of Start-Up Activities" of ($15) million. See Note 1 to the Consolidated Financial Statements.
(3) All amounts have been adjusted to reflect stock splits.
(4) Amounts prior to 1999 represent Travelers' historical dividends per common share.
(5) The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividend.
(6) The income analysis reconciles amounts shown in the Consolidated Statement of Income on page 51 to the basis presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.
(7) The 2000 period includes charges associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.
(8) Excludes restructuring- and merger-related items and the discontinuation of Associates Housing Finance loan originations in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS             CITIGROUP INC. AND SUBSIDIARIES
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year ended December 31, 2001 presented the Company with a challenging economic environment, a continued global recession, the September 11th terrorist attack, Enron's bankruptcy and severe economic turmoil in Argentina.

IMPACT FROM ARGENTINA'S POLITICAL AND ECONOMIC CHANGES
During the fourth quarter of 2001, Argentina underwent significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as converting certain U.S. dollar-denominated consumer loans into pesos. The Company recognized charges in the 2001 fourth quarter of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio. Since year-end, the government announced additional steps, including redenomination of substantially all of the remaining dollar denominated loans and dollar denominated deposits into pesos, and new government bonds, which in part are designed to compensate for the redenomination of assets and liabilities into pesos. The Argentine government is attempting to stabilize the economic environment. As these financial regulations and implementation issues remain fluid, we are working with the Argentine government and our customers and will continue to monitor conditions closely and assess the financial impact. Financial results in 2002 are likely to be impacted. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

IMPACT FROM ENRON
As a result of the financial deterioration and eventual bankruptcy of Enron Corporation in the fourth quarter of 2001, Citigroup's results were reduced by $228 million (pretax) as a result of the write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments. We will continue to monitor this situation and its impact. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

SEPTEMBER 11TH EVENTS
The September 11, 2001 terrorist attack financially impacted the Company in several areas. After-tax losses recorded in the third quarter of 2001 related to insurance claims (net of reinsurance impact) totaled $502 million. Revenues were reduced due to the disruption to Citigroup's businesses and additional expenses incurred as a result of the attack resulted in after-tax losses of approximately $200 million. The Company also experienced significant property loss, for which it is insured. The Company has recorded insurance recoveries up to the net book value of the assets written off. Additional insurance recoveries will be booked when they are realized. Losses attributable to insurance claims are based in part on estimates by the Company of insurance losses and related reinsurance recoverables. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses. Since the reserve and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

ACQUISITION OF BANAMEX
On August 6, 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup, completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward within the Global Consumer-Mexico and Investment Activities segments. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

PLANNED INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY CORP.
Citigroup announced that its wholly-owned subsidiary, Travelers Property Casualty Corp. (TPC), intends to sell a minority interest in TPC in an initial public offering and Citigroup intends to make a tax-free distribution to its stockholders of such amount of the remainder of its interest in TPC so that it will hold approximately 9.9% of the outstanding voting securities of TPC following the initial public offering and tax-free distribution. The distribution is expected to be concluded by year-end 2002.
     Citigroup business units will continue to offer certain TPC products and the two companies plan to enter into an agreement under which a Citigroup subsidiary will provide investment advisory as well as certain back office and data processing services to TPC during a transition period.
     The distribution is subject to various regulatory approvals as well as a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup and its stockholders. Citigroup has no obligation to consummate the distribution by the end of 2002 or at all, whether or not these conditions are satisfied.
     In February 2002, TPC declared two dividends of $1 billion and $3.7 billion.
     Citigroup has offered to enter into an agreement that will provide that, in the event that in any fiscal year TPC records asbestos-related income statement charges in excess of $150 million (pretax), net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest Federal income tax rate as applied to TPC. A portion of the gain expected to be realized as a result of the offering will be deferred to offset any payments arising in connection with this agreement.
     These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-looking Statements" on page 33.

MANAGED BASIS REPORTING
The business segment discussions that follow include amounts reported in the financial statements (owned basis) adjusted to reflect certain effects of securitization activities, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

     The income analysis on page 3 reconciles amounts shown in the Consolidated Statement of Income on page 51 to the basis presented in the business segment discussions.

SIGNIFICANT ACCOUNTING POLICIES
The Notes to the Consolidated Financial Statements contain a summary of Citigroup's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of financial instruments where no ready market exists, determining the level of the allowance for credit losses and insurance policy and claims reserves, and accounting for securitizations. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.
     The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

VALUATION OF FINANCIAL INSTRUMENTS WITH NO READY MARKETS
Investments include fixed maturity and equity securities, derivatives, investments in venture capital activities and other financial instruments. Citigroup carries its investments at fair value if they are considered to be available-for-sale or trading securities. For the substantial majority of our portfolios, fair values are determined based upon externally verifiable model inputs and quoted prices. All financial models which are used for updating the firm's published financial statements, or for independent risk monitoring, must be validated and periodically reviewed by qualified personnel independent of the area that created the model. Changes in value of available-for-sale securities are recognized in a component of stockholders' equity, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Deteriorating economic conditions--global, regional, or related to specific issuers--could adversely affect these values. Changes in the fair value of trading account assets and liabilities are recognized in earnings. Venture capital subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

     If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants, and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. Changes in assumptions could affect the fair values of investments.

     For venture capital investments in publicly traded securities, fair value is generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For investments that are not publicly traded, estimates of fair value are made based upon a review of the investee's financial results, condition and prospects and discounted cash flows, together with comparisons to similar companies for which quoted market prices are available. See discussion of trading account assets and liabilities, and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses represents management's estimate of probable losses inherent in the portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.

     Larger balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for credit losses attributed to these loans is established via a process that begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

     Within the allowance for credit losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     Each portfolio of smaller balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; economic, geographical, product, and other environmental factors; and model imprecision.

     This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

     During the year-ended December 31, 2001, there were increases in net credit losses, cash-basis loans and delinquency rates. If such experience continues, higher loss experience could result in the future. See discussions of Consumer Credit Risk and Corporate Credit Risk in Management's Discussion and Analysis for additional information.

INSURANCE POLICY AND CLAIMS RESERVES
Insurance policy and claims reserves represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest rate assumptions (ranging from 2.5% to 8.1%) applicable to these coverages, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed. Property-casualty reserves include (1) unearned premiums representing the unexpired portion of policy premiums and (2) estimated provisions for both reported and unreported claims incurred and related expenses.

     In determining insurance policy and claims reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. The Company maintains property and casualty loss reserves to cover the estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of operations in the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges, which could be material to our operating results in future periods.

     Additional information on the uncertainties relating to environmental and asbestos claims and litigation can be found in the Commercial Lines section of Management's Discussion and Analysis. Additional information about Citigroup's insurance policy and claims reserves can be found in Note 13 to the Consolidated Financial Statements.

SECURITIZATIONS
Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citigroup securitizes credit card receivables, mortgages, home equity loans, and auto loans that it originated and/or purchased and certain other financial assets. After receivables or loans are securitized, the Company continues to maintain account relationships with credit card holders and certain mortgage and home equity and auto loan customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Citigroup also assists its clients in securitizing the clients' financial assets. Citigroup may provide administrative, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

     There are two key accounting determinations that must be made relating to securitizations. In the case where Citigroup originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale for generally accepted accounting purposes. The second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements, the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions meet the criteria for sale accounting and nonconsolidation.

     Additional information on the Company's securitization activities can be found in the Off-Balance Sheet Arrangements section on page 42 and Note 11 to the Consolidated Financial Statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Effective July 1, 2001, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

     On January 1, 2002, Citigroup adopted the remaining provisions of SFAS 142 when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $570 million and increase net income by approximately $450 million in 2002.

     During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is not expected that the adoption of the remaining provisions of SFAS 142 will have a material effect on the financial statements as a result of these impairment tests.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

     Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, Citigroup adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

     The provisions of the new standard are generally to be applied prospectively. The provisions of SFAS 144 will affect the timing of discontinued operations treatment for the planned initial public offering and tax-free distribution of Travelers Property Casualty Corp.

BUSINESS FOCUS
The table below shows the core income (loss) for each of Citigroup's businesses for the three years ended December 31:

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                    2001           2000(1)          1999(1)
-----------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America                                  $      605     $      496        $     373
Mortgage Banking                                                  353            297              249
North America Cards                                             2,133          1,787            1,436
CitiFinancial                                                   1,126            810              761
-----------------------------------------------------------------------------------------------------
  Total Banking/Lending                                         4,217          3,390            2,819
-----------------------------------------------------------------------------------------------------
Primerica Financial Services                                      512            492              452
Personal Lines                                                    208            307              280
-----------------------------------------------------------------------------------------------------
  Total Insurance                                                 720            799              732
-----------------------------------------------------------------------------------------------------
Western Europe                                                    483            384              312
Japan                                                             928            729              494
  Asia                                                            611            550              352
  Latin America                                                   120            250              193
  Mexico                                                          346             56               83
  Central & Eastern Europe,
    Middle East & Africa                                           89             50               38
-----------------------------------------------------------------------------------------------------
  Total Emerging Markets Consumer Banking                       1,166            906              666
-----------------------------------------------------------------------------------------------------
  Total International                                           2,577          2,019            1,472
-----------------------------------------------------------------------------------------------------
e-Consumer                                                        (77)          (160)            (110)
Other                                                             (71)           (44)              62
-----------------------------------------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                           7,366          6,004            4,975
-----------------------------------------------------------------------------------------------------
GLOBAL CORPORATE
Corporate and Investment Bank                                   3,509          3,670            3,372
Emerging Markets Corporate Banking
  and Global Transaction Services                               1,644          1,403              882
Commercial Lines                                                  691          1,093              884
-----------------------------------------------------------------------------------------------------
TOTAL GLOBAL CORPORATE                                          5,844          6,166            5,138
-----------------------------------------------------------------------------------------------------
GLOBAL INVESTMENT MANAGEMENT
  AND PRIVATE BANKING
Travelers life and Annuity                                        821            777              623
The Citigroup Private Bank                                        378            323              269
Citigroup Asset Management                                        336            345              327
-----------------------------------------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND
  PRIVATE BANKING                                               1,535          1,445            1,219
-----------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES                                             530          1,383              650
-----------------------------------------------------------------------------------------------------
CORPORATE/OTHER                                                  (706)          (858)            (637)
-----------------------------------------------------------------------------------------------------
CORE INCOME                                                    14,569         14,140           11,345
Restructuring- and merger-related
  items, after-tax                                               (285)          (550)              25
Housing Finance unit charge, after-tax                             --            (71)              --
Cumulative effect of accounting changes                          (158)            --             (127)
-----------------------------------------------------------------------------------------------------
NET INCOME                                                 $   14,126     $   13,519        $  11,243
=====================================================================================================
DILUTED EARNINGS PER SHARE
Core income                                                $     2.81     $     2.74        $    2.19
Net income                                                 $     2.72     $     2.62        $    2.17
=====================================================================================================

(1) Reclassified to conform to the 2001 presentation.

RESULTS OF OPERATIONS

INCOME AND EARNINGS PER SHARE
Citigroup reported 2001 core income of $14.569 billion or $2.81 per diluted share, both up 3% from $14.140 billion or $2.74 per diluted share in 2000. Core income in 2001 excluded $285 million in after-tax restructuring-related items and $158 million in after-tax charges reflecting the cumulative effect of adopting SFAS 133 and EITF 99-20, as described in Notes 1 and 15 to the Consolidated Financial Statements. Core income in 2000 excluded $621 million in after-tax restructuring- and merger-related items. Core income of $11.345 billion or $2.19 per diluted share in 1999 excluded a release of $25 million after-tax in restructuring-related items and an after-tax charge of $127 million reflecting the cumulative effect of adopting several new accounting standards as described in Notes 1 and 15 to the Consolidated Financial Statements.

     Net income in 2001 was $14.126 billion or $2.72 per diluted share, both up 4% from $13.519 billion or $2.62 per diluted share in 2000. Net income in 2000 was up $2.276 billion or 20% from 1999. Core income return on common equity was 20.4% in 2001 compared to 23.5% for 2000 and 21.7% for 1999.

     Global Consumer core income increased $1.4 billion or 23% in 2001 led by increases of $346 million or 19% in North America Cards, $316 million or 39% in CitiFinancial, $290 million in Mexico reflecting the August acquisition of Banamex, and $199 million or 27% in Japan. Global Corporate decreased $322 million or 5% in 2001 reflecting decreases in Commercial Lines and Corporate and Investment Bank, partially offset by 17% increase in EM Corporate & GTS. Global Investment Management and Private Banking improved $90 million or 6% in 2001, while Investment Activities decreased $853 million or 6.2% primarily due to lower venture capital results.

     Core income growth of $2.8 billion or 25% in 2000 was led by Global Corporate which improved $1.0 billion or 20% from 1999, Global Consumer which increased $1.0 billion or 21%, Investment Activities which was up $733 million and Global Investment Management and Private Banking which improved $226 million or 19%.

REVENUES, NET OF INTEREST EXPENSE
Adjusted revenues, net of interest expense of $83.6 billion in 2001 were up $5.9 billion or 8% from 2000. Revenues in 2000 were up $9.3 billion or 14% from 1999. Global Consumer revenues in 2001 were up $5.8 billion or 16% from 2000 to $41.3 billion, including increases of $3.4 billion or 18% in Banking/Lending $2.2 billion or 22% in International and $298 million or 5% in Insurance. Global Consumer revenues in 2000 increased $2.9 billion or 9% from 1999 to $35.5 billion, led by Banking/Lending up $1.6 billion or 9% and the International businesses, up $1.2 billion or 14%.

     Global Corporate revenues of $34.3 billion in 2001 were up $818 million or 2% from 2000, led by increases of 11% in EM Corporate & GTS and 6% in Commercial Lines, partially offset by a 2% decrease in Corporate and Investment Bank. In 2000. Global Corporate revenues of $33.5 billion were up to $4.8 billion or 17% from 1999 reflecting increases in Corporate and Investment Bank of $3.3 billion or 20%, 16% in EM Corporate & GTS, and 10% in Commercial Lines.

     Global Investment Management and Private Banking revenues increased $408 million or 6% in 2001, and $1.0 billion or 17% in 2000 reflecting continued growth in assets under management and business volumes for both years and the impact of acquisitions in 2000.

SELECTED REVENUE ITEMS
Net interest revenue as calculated from the Consolidated Statement of Income was $34.6 billion in 2001, up $6.3 billion or 22% from 2000, which was up $2.0 billion or 8% from 1999 reflecting business volume growth in most markets and the impact of acquisitions. Net interest revenue, adjusted for the effect of securitization activity, of $40.7 billion was up $7.0 billion or 21% in 2001 and $1.6 billion or 5% in 2000.

     Total commissions, asset management and administration fees, and other fee revenues of $21.3 billion were down $368 million or 2% in 2001 primarily reflecting decreases in over-the-counter securities and mutual fund commissions due to depressed market conditions, partially offset by the impact of acquisitions. Insurance premiums of $13.5 billion in 2001 were up $1.0 billion or 8% from year-ago levels and up $925 million or 8% in 2000 reflecting strong growth in Travelers Life & Annuity in both 2001 and 2000 and Commercial Lines in 2001.

     Principal transactions revenues decreased in 2001, from $6.0 billion in 2000 and $5.2 billion in 1999 reflecting results in Corporate and Investment Bank. Realized gains from sales of investments of $578 million in 2001 were down from $806 million in 2000, but were up from $541 million in 1999. The increase in 2000 resulted from gains on the exchange of certain Latin America bonds, partially offset by losses in insurance-related investments. Other income of $4.5 billion in 2001 decreased $1.4 billion from 2000, which was up $1.2 billion from 1999. The 2001 decrease primarily reflected venture capital activity.

OPERATING EXPENSES
Adjusted operating expenses, which exclude restructuring- and merger-related costs, grew $1.4 billion or 4% to $39.1 billion in 2001, and increased $4.0 billion or 12% from 1999 to 2000.

     Global Corporate expenses were up $57 million in 2001, primarily attributable to higher expenses in Commercial Lines and EM Corporate & GTS, as a result of acquisitions, and other volume-related increases, and partially offset by lower production-related compensation and expense control initiatives in the Corporate and Investment Bank. Expenses increased in Global Consumer by 7% in 2001 and 8% in 2000 reflecting higher business volumes including acquisitions, partially offset in 2001 by savings resulting from the integration of Associates. Global Investment Management and Private Banking expenses increased 1% in 2001 and 16% in 2000, driven by acquisitions in 2001 and investments in sales and marketing activities, technology, and product development in both years.

RESTRUCTURING- AND MERGER-RELATED ITEMS
Restructuring-related items of $458 million ($285 million after-tax) in 2001 related primarily to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses and the acquisition of Banamex in the 2001 third quarter.

     Restructuring-related items of $759 million ($550 million after-tax) in 2000 primarily related to the acquisition of Associates. Restructuring charges included the reconfiguration of branch operations, the exiting of certain activities, and the consolidation and integration of certain middle and back office functions. Also included in the costs were $177 million of merger-related items, which included legal, advisory and SEC filing fees, as well as other costs of administratively closing the acquisition.

HOUSING FINANCE UNIT CHARGE
Included in other operating expenses for 2000 is $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.

BENEFITS, CLAIMS AND CREDIT LOSSES
Adjusted benefits, claims and credit losses were $22.1 billion in 2001, up $4.2 billion or 24% from 2000, which was up $1.3 billion or 8% from 1999. Policyholder benefits and claims increased 16% to $11.8 billion in 2001 and 11% to $10.1 billion in 2000 primarily as a result of higher loss levels in Commercial and Personal Lines and increased volume in Travelers Life & Annuity. The adjusted provision for credit losses increased 34% to $10.4 billion in 2001 and 4% to $7.8 billion in 2000.

     Global Consumer adjusted benefits, claims and credit losses of $13.0 billion were up 25% in 2001 and 3% in 2000. Managed net credit losses in 2001 were $8.9 billion and the related loss ratio was 2.89% compared with $6.8 billion and 2.48% in 2000 and $6.7 billion and 2.80% in 1999. The managed consumer loan delinquency ratio (90 days or more past due) was 2.37% at the end of 2001, up from 1.75% and 1.95% at the end of 2000 and 1999.

     Global Corporate benefits, claims and credit losses increased to $6.5 billion from $5.2 billion in 2000, which was up from $4.3 billion in 1999, resulting from increases in Commercial Lines of $873 million and $362 million in Corporate and Investment Bank and $136 million in EM Corporate & GTS, primarily in Asia.

     Commercial cash basis loans at December 31, 2001 and 2000 were $4.0 billion and $2.0 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $220 million and $291 million, respectively. The increase in cash-basis loans was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the retail, telecommunication, energy and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL
Total capital (Tier 1 and Tier 2) was $75.8 billion or 10.92% of risk-adjusted assets, and Tier 1 capital was $58.4 billion or 8.42% at December 31, 2001, compared to $73.0 billion or 11.23% and $54.5 billion or 8.38% at December 31, 2000.
--------------------------------------------------------------------------------
The Income line in each of the following business discussions excludes the cumulative effect of adopting accounting changes in 2001 and 1999. See Notes 1 and 23 to the Consolidated Financial Statements.

                                 GLOBAL CONSUMER

IN MILLIONS OF DOLLARS                                    2001              2000(1)         1999(1)
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $     37,697        $   32,999      $   29,816
Effect of securitization activities                      3,568             2,459           2,707
------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF
  INTEREST EXPENSE                                      41,265            35,458          32,523
------------------------------------------------------------------------------------------------
Adjusted Operating expenses(2)                          16,793            15,668          14,471
------------------------------------------------------------------------------------------------
Provisions for benefits, claims
  and credit losses                                      9,382             7,895           7,346
Effect of securitization activities                      3,568             2,459           2,707
------------------------------------------------------------------------------------------------
Adjusted provisions for benefits, claims
 and credit losses                                      12,950            10,354          10,053
------------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND
  MINORITY INTEREST                                     11,522             9,436           7,999
Income taxes                                             4,102             3,394           2,953
Minority interest, after-tax                                54                38              71
------------------------------------------------------------------------------------------------
CORE INCOME                                              7,366             6,004           4,975
Restructuring-related
  items, after-tax                                        (144)             (144)            (78)
------------------------------------------------------------------------------------------------
INCOME                                            $      7,222        $    5,860      $    4,897
================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

GLOBAL CONSUMER--which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world--reported core income of $7.366 billion in 2001, up $1.362 billion or 23% from 2000, which, in turn, increased $1.029 billion or 21% from 1999. Banking/Lending core income increased $827 million or 24% in 2001 reflecting double-digit earnings growth in all businesses. Banking/Lending core income increased $571 million or 20% in 2000 marked by strong performances in North America Cards, Citibanking North America and Mortgage Banking. For the insurance businesses of Global Consumer, which include Primerica Financial Services and Personal Lines, core income decreased $79 million or 10% in 2001 primarily driven by catastrophe losses in Personal Lines associated with the terrorist attack of September 11th. For the insurance businesses of Global Consumer, core income grew $67 million or 9% in 2000 reflecting strong mutual fund sales and net investment income in Primerica Financial Services. The developed markets of Western Europe and Japan reported core income of $1.411 billion in 2001, up $298 million or 27% from 2000, which, in turn, grew $307 million or 38% from 1999 primarily reflecting the impact of acquisitions and higher business volumes. Core income in Emerging Markets Consumer increased $260 million or 29% in 2001 primarily reflecting the acquisition of Banamex, partially offset by translation losses in Latin America resulting from the re-denomination of certain consumer loans in Argentina. In 2000, core income in Emerging Markets Consumer increased $240 million or 36% reflecting strong performance in Asia and Latin America.

     Income of $7.222 billion in 2001, $5.860 billion in 2000, and $4.897 billion in 1999 included restructuring-related charges of $144 million ($223 million pretax), $144 million ($223 million pretax) and $78 million ($120 million pretax), respectively. See Note 15 to the Consolidated Financial Statements for a discussion of restructuring-related items.

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

BANKING/LENDING

CITIBANKING NORTH AMERICA

IN MILLIONS OF DOLLARS                              2001             2000(1)         1999(1)
-----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE         $  2,714        $   2,273       $   2,121
Adjusted operating expenses(2)                     1,651            1,423           1,417
Provision for credit losses                           70               29              64
-----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                             993              821             640
Income taxes                                         388              325             267
-----------------------------------------------------------------------------------------
CORE INCOME                                          605              496             373
Restructuring-related
items, after-tax                                      (3)               9               1
-----------------------------------------------------------------------------------------
INCOME                                          $    602        $     505       $     374
=========================================================================================
Average assets (in
billions of dollars)                            $     13        $       9       $       9
Return on assets                                    4.63%            5.61%           4.16%
=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                    4.65%            5.51%           4.14%
=========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

CITIBANKING NORTH AMERICA--which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems--reported core income of $605 million in 2001, up $109 million or 22% from 2000 primarily reflecting revenue growth, as well as the acquisition of the European America Bank (EAB). In July 2001, Citibanking North America completed the acquisition of EAB, as state-chartered bank that added $8.4 billion to end-of-period deposits, $4.4 billion to end-of-period loans and 78 branches at December 31, 2001. Core income of $496 million in 2000 grew $123 million or 33% from 1999 due to revenue growth and lower net credit losses. Income of $602 million in 2001, $505 million in 2000 and $374 million in 1999 included restructuring-related charges of $3 million ($5 million pretax) in 2001 and restructuring-related credits of $9 million ($15 million pretax) and $1 million ($2 million pretax) in 2000 and 1999 respectively.

     As shown in the following table, Citibanking grew accounts, customer deposits and loans in both 2001 and 2000 reflecting, in part, the acquisition of EAB which added $4.0 billion to average customer deposits, $2.3 billion to average loan and 0.8 million to accounts in 2001.

IN BILLIONS OF DOLLARS             2001         2000         1999
-----------------------------------------------------------------
Accounts (IN MILLIONS)              7.7          6.7          6.3
Average customer deposits       $  52.4      $  44.8    $    42.4
Average loans                   $   9.3      $   7.0    $     7.3
=================================================================

     Revenues, net of interest expense, of $2.714 billion in 2001 increased $441 million or 19% from 2000 reflecting improved net funding and positioning spreads, the benefit of strong customer deposit growth and increased debit card fees, as well as the acquisition of EAB in July and a realized investment gain resulting from the disposition of an equity investment. Revenue growth in 2001 was partially offset by reduced investment product fees reflecting market conditions throughout the year. Revenues of $2.273 billion in 2000 grew $152 million or 7% from 1999 reflecting growth in deposits and spreads combined with increased investment product fees.

     Adjusted operating expenses of $1.651 billion in 2001 increased $228 million or 16% from 2000 primarily due to the acquisition of EAB, higher advertising and marketing costs and investments in technology and staff. Expenses in 2000 were up slightly compared to 1999 primarily reflecting the impact of expense management initiatives.

     The provision for credit losses was $70 million in 2001, up from $29 million in 2000 and $64 million in 1999. The net credit loss ratio was 1.03% in 2001 compared to 0.91% in 2000 and 1.22% in 1999. Loans delinquent 90 days or more were $96 million or 0.82% at December 31, 2001, compared to $35 million or 0.48% at December 31, 2000 and $55 million or 0.78% at December 31, 1999. The increases in the provision for credit losses and delinquencies in 2001 were mainly due to the acquisition of EAB and increases related to commercial market loans. Net credit losses are expected to increase from 2001 due to the inclusion of a full year's credit losses for EAB. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act See "Forward-Looking Statements" on page 33.

     Average assets of $13 billion in 2001 increased $4 billion from 2000 primarily reflecting the acquisition of EAB. Return on assets was 4.65% in 2001 down from 5.51% in 2000. The decline in return on assets reflects the increase in loans associated with the addition of EAB.

MORTGAGE BANKING

IN MILLIONS OF DOLLARS                                   2001               2000(1)         1999(1)
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $    1,037          $     912     $       819
Adjusted Operating expenses(2)                            431                395             354
(Benefit) Provision for credit losses                     (12)                 2              28
------------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND
  MINORITY INTEREST                                       618                515             437
Income taxes                                              238                196             169
Minority interest, after tax                               27                 22              19
------------------------------------------------------------------------------------------------
CORE INCOME                                               353                297             249
Restructuring-related items, after tax                     (2)                --              --
------------------------------------------------------------------------------------------------
INCOME                                             $      351          $     297     $       249
================================================================================================
Average assets (IN BILLIONS OF DOLLARS)            $       48          $      40     $        30
Return on assets                                         0.73%              0.74%           0.83%
================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

MORTGAGE BANKING--which originates and services mortgages and student loans for customers across the United States--reported core income of $353 million in 2001, up $56 million or 19% from 2000 which, in turn, increased $48 million or 19% from 1999 reflecting growth in both the student loan and mortgage businesses. Income of $351 million in 2001 included restructuring-related items of $2 million ($3 million pretax).

     As shown in the following table, accounts grew 7% in 2001 and 29% in 2000 primarily reflecting strong growth in student loans. Average on balance sheet loans grew 23% and 29% in 2001 and 2000, respectively. Growth in 2001 was driven by increases in student loans and mortgage loans held for sale. Growth in 2000 was driven by increases in variable rate mortgage loans, which are typically held in the portfolio rather than securitized, and student loans. Other serviced loans increased 13% in 2001 and 25% in 2000 primarily reflecting growth in originations and servicing portfolio acquisitions. Total originations were up significantly from 2000 reflecting increased mortgage refinancing activity due to lower interest rates.

IN BILLIONS OF DOLLARS                     2001        2000       1999
----------------------------------------------------------------------
Average loans-on balance sheet(1)     $    45.1    $   36.8   $   28.6
Other serviced loans                       67.5        59.6       47.6
----------------------------------------------------------------------
Total owned and serviced loans        $   112.6    $   96.4   $   76.2
Total originations                    $    38.5    $   25.5   $   22.1
Accounts (IN MILLIONS)                      4.8         4.5        3.5
======================================================================

(1) Includes loans held for sale.

     Revenues, net of interest expense, of $1.037 billion in 2001 grew $125 million or 14% from 2000 mainly due to higher mortgage securitization income and spread improvements in student loans, partially offset by lower servicing revenue. The decline in servicing revenue primarily reflected increased prepayment activity that was driven by lower interest rates. Revenues in 2000 increased $93 million or 11% from 1999 as loan growth and higher servicing income was partially offset by reduced spreads and lower securitization activity. Adjusted operating expenses increased $36 million or 9% in 2001 and grew $41 million or 12% in 2000 primarily reflecting additional business volumes.

     The (benefit) provision for credit losses was ($12) million in 2001 compared to $2 million in 2000 and $28 million in 1999. The declines in the provision for credit losses in 2001 and 2000 principally reflect improvements in the quality of the mortgage portfolio. The adoption of revised FFIEC write-off policies in 2000 added $17 million to net credit losses, which were charged against the allowance for credit losses, and 4 basis points to the 2000 net credit loss ratio. The net credit loss ratio was 0.09% in 2001 compared to 0.16% (0.12% excluding the effect of FFIEC policy revision) in 2000 and 0.18% in 1999. Loans delinquent 90 days or more were $1.157 billion or 2.53% of loans at December 31, 2001, up from $846 million or 2.01% at December 31, 2000 and $707 million or 2.26% at December 31, 1999. The increase in delinquencies from 2000 mainly reflects a higher level of buybacks from GNMA pools where the credit risk is maintained by government agencies.

NORTH AMERICA CARDS

IN MILLIONS OF DOLLARS                              2001               2000(1)     1999(1)
---------------------------------------------------------------------------------------
Total revenues, net of interest expense        $   9,574        $     8,346   $   7,157
Effect of securitization activities                3,454              2,410       2,707
---------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF                         13,028             10,756       9,864
  INTEREST EXPENSE
---------------------------------------------------------------------------------------
Adjusted operating expenses(2)                     4,069              3,954       3,607
Adjusted provision for credit losses(3)            5,593              3,973       3,979
---------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                           3,366              2,829       2,278
Income taxes                                       1,233              1,042         842
---------------------------------------------------------------------------------------
CORE INCOME                                        2,133              1,787       1,436
Restructuring-related items after-tax                 16                (57)         12
---------------------------------------------------------------------------------------
INCOME                                         $   2,149        $     1,730   $   1,448
=======================================================================================
Average assets (IN BILLIONS OF DOLLARS)(4)     $      48        $        45   $      35
Return on assets                                    4.48%              3.84%       4.14%
=======================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets(4)                                 4.44%              3.97%       4.10%
=======================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.
(3) Adjusted for the effect of credit card securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets, and the related return on assets, excluding restructuring-related items for North America Cards were $108 billion and $1.98% in 2001, compared to $98 billion and 1.82% and $86 billion and 1.67% in 2000 and 1999, respectively.

NORTH AMERICA CARDS--which includes Citi Cards (bankcards and private-label cards) and Diners Club--reported core income of $2.133 billion in 2001, up $346 million or 19% from 2000 which, in turn, increased $351 million or 24% from 1999, driven buy strong revenue growth that was partially offset by higher credit costs. Income of $2.149 billion in 2001, $1.730 billion in 2000 and $1.448 billion in 1999 included restructuring-related credits of $16 million ($26 million pretax) and $12 million ($19 million pretax) in 2001 and 1999, respectively, and restructuring-related charges of $57 million ($91 million pretax) in 2000.

     As shown in the following table, on a managed basis, the Citi Cards portfolio experienced growth in 2001 of 6% in end-of-period receivables, 2% in accounts, 1% in cards in force and 1% in total sales. Growth in sales, accounts and cards in force in 2001 was negatively impacted by current economic conditions, as well as the impact of the events of September 11th. Increases in 2000 primarily reflect the impact of portfolio acquisitions.

IN BILLIONS OF DOLLARS                 2001            2000          1999
-------------------------------------------------------------------------
Accounts (IN MILLIONS)                 92.9            90.8          76.7
Cards in force (IN MILLIONS)            142             140           124
Total sales                         $ 218.5        $  215.7     $   183.1
End-of-period managed receivables   $ 108.9        $  103.2     $    85.6
=========================================================================

     Adjusted revenues, net of interest expense, of $13.028 billion in 2001 increased $2.272 billion or 21% from 2000 reflecting spread improvement due to lower cost of funds and repricing actions, combined with the benefit of receivable growth. Adjusted revenues of $10.756 billion in 2000 increased $892 million or 9% from 1999 primarily reflecting receivable growth, including portfolio acquisitions, and higher interchange fee revenues due to sales volume growth, partially offset by lower spreads.

     Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses divided by average managed loans. This measure is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.98% decreased 6 basis points from 2000 as higher spreads were more than offset by higher net credit losses.

(IN BILLIONS OF DOLLARS)                  2001       2000       1999
--------------------------------------------------------------------
Risk adjusted revenues (1)             $   7.1     $  6.5    $   5.6
Risk adjusted margin % (2)                6.98%      7.04%      7.06%
====================================================================

(1) Citi Cards adjusted revenues less managed net credit losses.
(2) Risk Adjusted revenues as a percentage of average managed loans.

     Adjusted operating expenses of $4.069 billion in 2001 increased $115 million or 3% from 2000 as volume-related increases were partially offset by disciplined expense management. In 2000, adjusted operating expenses grew $347 million or 10% from 1999 reflecting acquisitions and increased target-marketing efforts in Citi Cards. Citi Cards adjusted operating expenses as a percentage of average managed loans were 3.69%, 4.00% and 4.20% in 2001, 2000 and 1999 respectively.

     The adjusted provision for credit losses in 2001 was $5.593 billion compared with $3.973 billion in 2000 and $3.979 billion in 1999. Citi Cards managed net credit losses in 2001 were $5.556 billion and the related loss ratio was 5.44% compared with $3.921 billion and 4.28% in 2000 and $3.903 billion and 4.91% in 1999. The increase in net credit losses from the prior year reflects current U.S. economic conditions as well as a rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $2.135 billion or 1.98% of loans at December 31, 2001 compared with $1.497 billion or 1.46% at December 31, 2000 and $1.285 billion or 1.51% at December 31, 1999. Net credit losses and the related ratio are expected to increase from 2001 as a result of continued economic weakness including rising bankruptcy filings, and delinquent loans. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act See "Forward-Looking Statements" on page 33.

CITIFINANCIAL

IN MILLIONS OF DOLLARS                               2001            2000(1)         1999(1)
-----------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE      $   5,634      $    5,071       $   4,600
Adjusted operating expenses(2)                      2,006           2,256           1,980
Adjusted provisions for benefits, claims
  and credit losses                                 1,830           1,546           1,414
-----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                            1,798           1,269           1,206
Income taxes                                          672             459             445
-----------------------------------------------------------------------------------------
CORE INCOME                                         1,126             810             761
Restructuring-related items, after-tax                (19)            (68)             (2)
-----------------------------------------------------------------------------------------
INCOME                                          $   1,107      $      742       $     759
=========================================================================================
Average managed assets (IN BILLIONS OF DOLLARS) $      65      $       56       $      48
Return on managed assets                             1.70%           1.33%           1.58%
=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on managed assets                             1.73%           1.45%           1.59%
=========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items

CITIFINANCIAL--which provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with other Citigroup businesses--reported core income of $1.126 billion in 2001, up $316 million or 39% from 2000 primarily reflecting strong growth in receivables, efficiencies resulting from the integration of Associates and lower cost of funds. Core income of $810 million in 2000 increased $49 million or 6% from 1999 primarily reflecting strong growth in receivables including the effects of acquisitions. Income of $1.107 billion in 2001, $742 million in 2000 and $759 million in 1999 included restructuring-related items of $19 million ($32 million pretax), $68 million ($105 million pretax) and $2 million ($3 million pretax), respectively.

     As shown in the following table, managed receivables grew 9% in 2001 and 15% in 2000 resulting from higher volumes from CitiFinancial locations, the cross-selling of products through other Citigroup distribution channels, and in 2000, the impact of acquisitions. At December 31, 2001 and 2000, the portfolio consisted of 69% real estate-secured loans, compared with 68% at December 31, 1999. The average net interest margin of 7.99% in 2001 increased 20 basis points compared to 2000 as lower cost of funds was partially offset by continued growth in lower-risk real estate loans that have lower yields. The average net interest margin of 7.79% in 2000 decreased 54 basis points compared to 1999 due to growth in lower-risk real estate loans and higher cost of funds.

IN BILLIONS OF DOLLARS                          2001            2000        1999
--------------------------------------------------------------------------------
END-OF-PERIOD MANAGED RECEIVABLES(1)
Real estate secured loans--other           $    33.5      $     32.9    $   28.9
Real estate secured loans PFS sourced            7.8             5.2         3.8
Personal loans                                   9.7             9.9        10.0
Auto                                             6.5             4.6         2.5
Sales finance and other                          2.7             2.7         2.9
--------------------------------------------------------------------------------
TOTAL                                      $    60.2      $     55.3    $   48.1
================================================================================
Average net interest margin %                   7.99%           7.79%       8.33%
================================================================================

(1) Excludes loans held for sale.

     Adjusted revenues, net of interest expense, of $5.634 billion in 2001 increased $563 million or 11% from 2000 reflecting strong growth in receivables and lower cost of funds which was mainly due to a lower interest rate environment, partially offset by lower yields. Adjusted revenues in 2000 increased $471 million or 10% from 1999 primarily reflecting strong growth in receivables. Adjusted operating expenses of $2.006 billion in 2001 decreased $250 million or 11% from 2000 primarily reflecting efficiencies resulting from the integration of Associates, partially offset by volume-related increases. In 2000, adjusted operating expenses increased $276 million or 14% from 1999 reflecting higher business volumes, including the effects of acquisitions.

     Adjusted provisions for benefits, claims and credit losses were $1.830 billion in 2001, up from $1.546 billion in 2000 and $1.414 billion in 1999. The net credit loss ratio of 2.70% in 2001 was up from 2.57% in 2000 and 2.66% in 1999. Net credit losses in 2001 include losses of $76 million from the sales of certain underperforming loans, which were charged against the allowance for credit losses and resulted in a 12 basis point increase in the net credit loss ratio. Loans delinquent 90 days or more were $2.002 billion or 3.32% of loans at December 31, 2001 up from $1.272 billion or 2.23% of loans at December 31, 2000 and $943 million or 1.96% at December 31, 1999. The increase in delinquencies in 2001 was primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those at CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio are expected to increase from 2001 as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

INSURANCE

PRIMERICA FINANCIAL SERVICES

IN MILLIONS OF DOLLARS                                 2001     2000     1999
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $1,979   $1,915   $1,775
Provision for benefits and claims                       506      496      487
Adjusted operating expenses(1)                          683      659      586
-----------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                                790      760      702
Income taxes                                            278      268      250
-----------------------------------------------------------------------------
CORE INCOME(2)                                          512      492      452
Restructuring-related items, after tax                   --        1       --
-----------------------------------------------------------------------------
INCOME                                               $  512   $  493   $  452
=============================================================================

(1) Excludes restructuring-related items.
(2) Excludes investment gains/losses included in Investment Activities segment.

PRIMERICA FINANCIAL SERVICES--which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans and Travelers Insurance Company annuity products--reported core income of $512 million in 2001 compared to $492 million in 2000 and $452 million in 1999. The 4% improvement in 2001 reflects strong net investment income and $.M.A.R.T.loan(R) sales, partially offset by lower mutual fund sales. The 9% improvement in 2000 reflects strong mutual fund sales and net investment income partially of offset by increased infrastructure investment including international expansion. Results in all periods continue in reflect success at cross-selling a range of products (particularly mutual funds, variable annuities and debt consolidation loans), growth in life insurance in force, improved investment income, and disciplined expense management.

     Increases in production and cross-selling initiatives were achieved during 2001. Earned premiums net of reinsurance were $1.145 billion, $1.106 billion, and $1.071 billion in 2001, 2000, and 1999, respectively. Total face amount of issued term life insurance was $71.5 billion in 2001 compared to $67.4 billion in 2000 and $56.2 billion in 1999. The number of policies issued was 244,700 in 2001, compared to 234,700 in 2000 and 209,900 in 1999. The average face value per policy issued was $250,400 in 2001 compared to $245,000 in 2000 and $229,000 in 1999. Life insurance in force at year-end 2001 reached $434.8 billion, up from $412.7 billion at year-end 2000 and $394.9 billion at year-end 1999, and continued to reflect good policy persistency.

     Primerica leverages its cross-selling efforts through the Financial Needs Analysis (FNA)--the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs--to expand its business beyond life insurance by offering its clients a greater array of financial products and services, delivered personally through its sales force. During 2001, 470,000 FNAs were submitted. In addition, Primerica has traditionally offered mutual funds to clients as a means to invest the relative savings realized through the purchase of term life insurance as compared to traditional whole life insurance. Primerica sales of variable annuities, predominately underwritten by Travelers Life and Annuity, generated net written premiums and deposits of $924 million in 2001 compared to $1.057 billion in 2000 and $990 million in 1999. Cash advanced on loan products primarily underwritten by CitiFinancial was $3.87 billion in 2001 compared to $2.09 billion in 2000 and $1.92 billion in 1999. The increase in cash advanced reflects rate reductions implemented during 2001. Sales of mutual funds were $3.409 billion in 2001 compared to $4.220 billion in 2000 and $3.124 billion in 1999 reflecting a difficult market environment during 2001. During 2001, proprietary mutual funds accounted for 67% of Primerica's U.S. sales and 58% of Primerica's total sales, compared to 50% and 43% in 2000.

PERSONAL LINES

IN MILLIONS OF DOLLARS                              2001       2000(1)   1999(1)
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $4,464     $4,230    $4,071
Claims and claim adjustment expenses               3,099      2,767     2,572
Adjusted operating expenses(2)                     1,079      1,002     1,021
-----------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST            286        461       478
Income taxes                                          78        138       144
Minority Interest, after-tax(3)                       --         16        54
-----------------------------------------------------------------------------
CORE INCOME(4)                                       208        307       280
Restructuring-related items, after-tax                (3)        --        --
-----------------------------------------------------------------------------
INCOME                                            $  205     $  307    $  280
=============================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Includes restructuring-related items.
(3) See Note 2 to the Consolidated Financial Statements.
(4) Excludes investment gains/losses included in Investment Activities segment.

PERSONAL LINES- which writes property and casualty insurance covering personal risks--reported core income of $208 million in 2001 compared to $307 million in 2000 and $280 million 1999. The 2001 decrease reflects the impact of catastrophe losses of $42 million associated with the terrorist attack on September 11th, increased loss cost trends, including increased medical costs and auto repair costs, lower favorable prior-year reserve development and lower net investment income, partially offset by premium growth driven by improving rates. Also reflected in the 2001 results are the incremental earnings from the minority interest buyback. The 2000 results reflect increased net investment income, lower catastrophe losses, and the incremental earnings from the minority interest buyback, partially offset by increased loss cost trends and lower favorable prior-year reserve development. Included in the 1999 results is a charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products.

     The following table shows net written premiums by product line for the three years ended December 31:

IN MILLIONS OF DOLLARS                              2001     2000(1)  1999(1)
--------------------------------------------------------------------------
Personal automobile                               $2,642   $2,408   $2,388
Homeowners and other                               1,524    1,456    1,444
--------------------------------------------------------------------------
TOTAL NET WRITTEN PREMIUMS                        $4,166   $3,864   $3,832
==========================================================================

(1) Reclassified to conform to the 2001 presentation.

     Personal Lines net written premiums for 2001 were $4.166 billion compared to $3.864 billion in 2000 and $3.832 billion in 1999. Net written premiums in 1999 included an adjustment associated with the termination of a quota share reinsurance arrangement, which increased homeowners' premiums written by independent agents by $72 million. The increase in net written premiums in 2001 compared to 2000 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums. The business retention ratio for 2001 was comparable to the 2000 ratio. The increase in net written premiums in 2000 compared to 1999, excluding the reinsurance adjustment, primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements and is partially offset by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management. The business retention ratio for 2000 was moderately lower compared to the 1999 ratio reflecting planned reductions in the TRAVELERS SECURE(R) auto and homeowners business.

     Catastrophe losses, net of taxes and reinsurance, were $86 million in 2001 compared to $54 million in 2000 and $79 million in 1999. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th, Tropical Storm Allison and windstorms and hailstorms in Texas and the Midwest. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast windstorms and hailstorms and hailstorms in Louisiana and Texas. Catastrophe losses in 1999 were primarily due to Hurricane Floyd, windstorms and hailstorms on the East Coast and tornadoes in the Midwest and windstorms and ice storms in the Midwest and Northeast.

     The Company, along with others in the industry, uses the combined ratio, which measures the total cost per $100 of premium production, as a measure of performance for Personal Lines. The statutory combined ratio for Personal Lines was 102.7% in 2001 compared to 99.8% in 2000 and 96.7% in 1999. The U.S. generally accepted accounting principles (GAAP) combined ratio for Personal Lines was 103.1% in 2001 compared to 99.5% in 2000 and 96.8% in 1999. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

     The 2001 statutory and GAAP combined ratios include the impact of the terrorist attack September 11th. Excluding the impact of this event, the 2001 statutory and GAAP combined ratios would have been 101.2% and 101.6%, respectively. The 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the 1999 statutory and GAAP combined ratios were 96.5% and 97.3%, respectively.

     The increase in the 2001 statutory and GAAP combined ratios, excluding the related adjustment above, compared to the statutory and GAAP combined ratios for 2000 reflects increased loss cost trends and lower favorable prior-year reserve development, partially offset by the growth in premiums due to rate increases. The increase in the 2000 statutory and GAAP combined ratios compared to the statutory and GAAP combined ratios (excluding the premium adjustment) for 1999 was primarily due to increased loss cost trends and lower favorable prior-year reserve development, offset in part by the TRAVELERS SECURE(R) charge taken in 1999 and lower catastrophe losses.

INTERNATIONAL CONSUMER

WESTERN EUROPE

IN MILLIONS OF DOLLARS                                2001        2000(1)      1999(1)
-----------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $ 2,555     $ 2,388      $ 2,424
Adjusted operating expenses(2)                       1,392       1,396        1,474
Provision for benefits, claims and credit losses       414         390          453
-----------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                               749         602          497
Income taxes                                           266         218          185
-----------------------------------------------------------------------------------
CORE INCOME                                            483         384          312
Restructuring-related items, after-tax                  (1)         --            2
-----------------------------------------------------------------------------------
INCOME                                             $   482     $   384      $   314
===================================================================================
Average assets (IN BILLIONS OF DOLLARS)            $    22     $    21      $    23
Return on assets                                      2.19%       1.83%        1.37%
===================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

WESTERN EUROPE--Which provides banking, community-based lending, including credit and charge cards, and investment products and services--reported core income of $483 million in 2001, up $99 million or 26% from 2000 which, in turn, increased $72 million or 23% from 1999 primarily reflecting growth in the consumer finance, branch lending and credit card businesses, particularly in Germany, the U.K. and Spain. Income of $482 million in 2001 and $314 million in 1999 included a restructuring-related charge of $1 million ($2 million pretax) in 2001 and a restructuring-related credit of $2 million ($4 million pretax) in 1999.

     As shown in the following table, the Western Europe business experienced growth of 7% in both average loans and customer deposits in 2001. Accounts were unchanged from 2000 as loan and deposit growth and the impact of acquisitions was offset by the sale of Diners Club franchises in the region. In 2000, customer deposit and loan volumes were reduced by the effect of foreign currency translation.

IN BILLIONS OF DOLLARS                                 2001     2000     1999
-----------------------------------------------------------------------------
Accounts (IN MILLIONS)                                 10.1     10.1      9.6
Average customer deposits                            $ 13.3   $ 12.4   $ 13.7
Average loans                                        $ 18.0   $ 16.8   $ 17.3
=============================================================================

     Revenues, net of interest expense, of $2.555 billion in 2001 increased $167 million or 7% from 2000 principally due to growth in consumer finance, branch lending and bankcard revenues, reflecting increased volumes and spreads, partially offset by the effects of the Diners Club sale and foreign currency translation as well as reduced investment product fees. Revenues in 2000 decreased $36 million as loan growth and higher investment product fees were more than offset by the adverse effect of foreign currency translation.

     Adjusted operating expenses of $1.392 billion in 2001 declined $4 million from 2000 as costs associated with higher business volumes were more than offset by the effects of the Diners Club sale, foreign currency translation and management expense initiatives. Expenses in 2000 decreased $78 million or 5% from 1999 primarily reflecting lower regional office and technology expenses and the effect of foreign currency translation.

     The provisions for benefits, claims and credit losses were $414 million in 2001, compared with $390 million in 2000 and $453 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $10 million to net credit losses, which were charged against the allowance for credit losses, and added 6 basis points to the net credit loss ratio. The net credit loss ratio was 1.88% in 2001, compared with 2.05% (1.99% excluding the effects of FFIEC policy revisions) in 2000 and 2.00% in 1999. Loans delinquent 90 days or more were $800 million or 4.21% of loans at December 31, 2001 down from $835 million or 4.78% at December 31, 2000 and $928 million or 5.39% at December 31, 1999. Net credit losses and the related loss ratio may increase from 2001 as a result of economic conditions, statutory changes in the region and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

JAPAN

IN MILLIONS OF DOLLARS                                     2001        2000(1)      1999(1)
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 3,382     $ 2,781      $ 1,930
Adjusted operating expenses(2)                            1,282       1,151          817
Provision for credit losses                                 649         500          315
----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                                  1,451       1,130          798
Income taxes                                                523         401          304
----------------------------------------------------------------------------------------
CORE INCOME                                                 928         729          494
Restructuring-related items, after tax                       (6)         --           --
----------------------------------------------------------------------------------------
INCOME                                                  $   922     $   729      $   494
========================================================================================
Average assets (IN BILLIONS OF DOLLARS)                 $    20     $    17      $    13
Return on assets                                           4.61%       4.29%        3.80%
========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

JAPAN--which provides banking, community-based lending, including credit cards, and investment products and services--reported core income of $928 million in 2001, up $199 million or 27% from 2000 which, in turn, increased $235 million or 48% from 1999 reflecting growth in the consumer finance business, including the impact of the acquisition of Unimat in September 2000. Income of $922 million in 2001 included a restructuring-related charge of $6 million ($12 million pretax).

     As shown in the following table, the Japan business experienced strong growth in loans, customer deposits and accounts in both 2001 and 2000. Growth in 2000 benefited from the acquisitions of Diners Club and Unimat, which added approximately 0.6 million and 0.4 million to accounts and $0.5 billion and $0.4 billion to average loans, respectively. In 2001, average loans for Unimat were $1.5 billion.

IN BILLIONS OF DOLLARS                              2001      2000      1999
----------------------------------------------------------------------------
Accounts (IN MILLIONS)                               5.2       4.8       3.3
Average customer deposits                         $ 14.9    $ 13.6    $ 11.4
Average loans                                     $ 14.4    $ 11.6    $  7.8
============================================================================

     Revenues, net of interest expense, of $3.382 billion in 2001 grew $601 million or 22% from 2000 which, in turn, were up $851 million or 44% from 1999 reflecting growth in business volumes, including the impact of acquisitions, and increased foreign exchange fees, partially offset by the impact of foreign currency translation, and, in 2001, reduced spreads. Adjusted operating expenses increased $131 million or 11% in 2001 and grew $334 million or 41% in 2000 reflecting costs associated with expansion efforts, including the impact of acquisitions and higher business volumes, partially offset by the effect of foreign currency translation.

     The provision for credit losses in 2001 was $649 million, up from $500 million in 2000 and $315 million in 1999. The net credit loss ratio of 4.10% in 2001 increased from 3.50% in 2000 and 3.49% in 1999. The increases in net credit losses in 2001 and 2000 were primarily due to higher loan volumes, including the impact of acquisitions, and, in 2001 were primarily due to higher loan volumes, including the impact of acquisitions, and, in 2001, increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $178 million or 1.24% of loans at December 31, 2001 up from $101 million or 0.73% at December 31, 2000 and $112 million or 1.19% at December 31, 1999. Net credit losses and the related ratio are expected to increase from 2001 as a result of continued increases in bankruptcy filings and higher unemployment rates in Japan. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

ASIA

IN MILLIONS OF DOLLARS                                     2001        2000(1)       1999(1)
-----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 2,201     $ 2,096       $ 1,847
Adjusted operating expenses(2)                              969         971           944
Provision for benefits, claims and credit losses            268         273           341
-----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                                    964         852           562
Income taxes                                                353         302           210
-----------------------------------------------------------------------------------------
CORE INCOME                                                 611         550           352
Restructuring related items, after-tax                       (3)         (4)          (13)
-----------------------------------------------------------------------------------------
INCOME                                                  $   608     $   546       $   339
=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)                 $    25     $    27       $    26
Return on assets                                           2.43%       2.02%         1.30%
=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                           2.44%       2.04%         1.35%
=========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

     ASIA (excluding Japan)--which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region-- reported core income of $611 million in 2001, up $61 million or 11% from 2000 reflecting growth across the region especially in deposits, investment product fees and cards. Core income in 2000 was up $198 million or 56% from 1999 reflecting growth across the region especially in deposits, investment product fees and cards, as well as lower credit costs. Income of $608 million in 2001, $546 million in 2000 and $339 million in 1999 included restructuring-related charges of $3 million ($4 million pretax), $4 million ($5 million pretax) and $13 million ($21 million pretax), respectively.

     As shown in the following table, Asia accounts grew 20% in 2001 and 14% in 2000 primarily reflecting growth in the cards business across the region.

IN BILLIONS OF DOLLARS                                 2001      2000      1999
-------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                  9.8       8.2       7.2
Average customer deposits                            $ 35.5    $ 34.7    $ 30.7
Average loans                                        $ 21.3    $ 22.2    $ 21.7
===============================================================================

     Revenues, net of interest expense, of $2.201 billion in 2001 increased $105 million or 5% from 2000 and in 2000 increased $249 million or 13% from 1999 reflecting continued growth across the region especially in deposits, investment product fees and cards.

     Adjusted operating expenses in 2001 of $969 million decreased $2 million from 2000 reflecting expense control initiatives across the region, partially offset by increased costs associated with volume growth. Expenses in 2000 increased $27 million or 3% from 1999 reflecting increased variable compensation and increased marketing costs, partially offset by lower expenses in certain countries resulting from previously implemented restructuring initiatives.

     The provisions for benefits, claims and credit losses in 2001 were $268 million compared with $273 million in 2000 and $341 million in 1999. The net credit loss ratio was 1.21% in 2001, compared with 1.16% in 2000 and 1.32% in 1999. Loans delinquent 90 days or more were $367 million or 1.73% of loans at December 31, 2001, compared with $335 million or 1.51% at December 31, 2000 and $442 million or 1.93% at December 31, 1999. The increases in the net credit loss ratio and delinquencies from 2000 reflect the weakening economic conditions in most countries across the region. Net credit losses and loans delinquent 90 days or more may increase from 2001 levels due to economic weakness in Asia, whose exporting economies have been impacted by the recession in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

LATIN AMERICA

IN MILLIONS OF DOLLARS                                2001        2000(1)       1999(1)
------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $ 1,380     $ 1,656       $ 1,638
Adjusted operating expenses(2)                         938       1,007           916
Provisions for benefits, claims and credit losses      299         298           436
------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                               143         351           286
Income taxes                                            23         101            93
------------------------------------------------------------------------------------
CORE INCOME                                            120         250           193
Restructuring related items, after-tax                 (19)        (31)          (27)
------------------------------------------------------------------------------------
INCOME                                             $   101     $   219       $   166
====================================================================================
Average assets (IN BILLIONS OF DOLLARS)            $     8     $     9       $    10
Return on assets                                      1.26%       2.43%         1.66%
====================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                      1.50%       2.78%         1.93%
====================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

LATIN AMERICA (excluding Mexico)--which provides banking, lending including credit and charge cards, and investment services to customers throughout the region--reported core income of $120 million in 2001, down $130 million or 52% from 2000 primarily reflecting translation losses associated with the re-denomination of certain consumer loans in Argentina. Core income in 2000 was up $57 million or 30% primarily reflecting lower credit costs and an increase in earnings from Creditcard, a 33%-owned Brazilian Card affiliate. Income of $101 million in 2001, $219 million in 2000, and $166 million in 1999 included restructuring-related charges of $19 million ($28 million pretax), $31 million ($45 million pretax), and $27 million ($40 million pretax), respectively.

     As shown in the following table, Latin America accounts declined as decreases in deposits and loan products were partially offset by growth in banking-related insurance products and cards. Average customer deposits declined in 2001 reflecting continued weak economic conditions in Argentina and foreign currency translation effects. Average loans declined 13% in 2001 reflecting continued credit risk management initiatives and foreign currency translation effects. In 2000, the decline in average loans reflects the 2000 first quarter auto loan portfolio sale in Puerto Rico and credit risk management initiatives.

IN BILLIONS OF DOLLARS                                    2001     2000     1999
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                     7.1      7.2      7.6
Average customer deposits                               $ 10.4   $ 10.6   $ 10.7
Average loans                                           $  6.0   $  6.9   $  7.7
================================================================================

     Revenues, net of interest expense, of $1.380 billion in 2001 decreased $276 million or 17% from 2000 primarily reflecting estimated translation losses of $235 million associated with the re-denomination of certain consumer loans in Argentina. In 2000, revenues of $1.656 billion increased $18 million from 1999 as higher Creditcard earnings were partially offset by business volume declines, including the effect of the auto loan portfolio sale in Puerto Rico.

     Adjusted operating expenses of $938 million decreased $69 million or 7% from 2000 primarily reflecting expense rationalization initiatives across the region. Adjusted operating expenses of $1.007 billion in 2000 were up $91 million or 10% from 1999 primarily due to costs associated with new business initiatives and acquisitions in the region.

     The provisions for benefits, claims and credit losses were $299 million in 2001 compared to $298 million in 2000 and $436 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $41 million to net credit losses, which were charged against the allowance for credit losses, and 61 basis points to the net credit loss ratio. The net credit loss ratio was 4.63% in 2001, as compared to 4.67% (4.06% excluding the effect of FFIEC policy revisions) in 2000, and 5.32% in 1999. The increase in the net credit loss ratio in 2001 primarily reflects deteriorating economic conditions in Argentina. The improvement in the net credit loss ratio in 2000, as compared to 1999, primarily reflects high write-offs in Argentina in 1999. Loans delinquent 90 days or more of $248 millions or 4.71% loans at December 31, 2001 increased from $235 million or 3.59% at December 31, 2000 and $303 million or 3.99% at December 31, 1999. The increase in loans delinquent 90 days or more primarily reflects deteriorating economic conditions in Argentina, partially offset by Puerto Rico's gradual liquidation of its auto loan portfolio. The decline in delinquent loans in 2000 from 1999 reflects additional write-offs related to the adoption of revised FFIEC policies as well as temporary improvements in Argentina during 2000. Net credit losses and loans delinquent 90 days or more are expected to increase from 2001 levels due to the economic crisis in Argentina and will be impacted by unemployment and the instability of prices. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

MEXICO

IN MILLIONS OF DOLLARS                                     2001        2000(1)      1999(1)
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 2,117     $   603      $   531
Adjusted operating expenses(2)                            1,399         461          369
Provision for benefits, claims and credit losses            254          40           32
----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST              464         102          130
Income taxes                                                 91          46           47
Minority interest, after-tax                                 27          --           --
----------------------------------------------------------------------------------------
CORE INCOME                                                 346          56           83
Restructuring-related items, after-tax                      (90)         --
----------------------------------------------------------------------------------------
INCOME                                                  $   256     $    56      $    83
========================================================================================
Average assets (IN BILLIONS OF DOLLARS)                 $    35     $     9      $    10
Return on assets                                           0.73%       0.62%        0.83%
========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                           0.99%       0.62%        0.83%
========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

MEXICO--which includes the results of Banamex from August 2001, as well as Citigroup's legacy consumer banking corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products--reported core income of $346 million in 2001, up $290 million compared to 2000 primarily reflecting the acquisition of Banamex. Core income in 2000 was $56 million, down $27 million or 33% from 1999 primarily due to the loss of a subsidy from the Mexican government related to the Confia acquisition. Income of $256 million in 2001 includes a restructuring-related charge of $90 million ($139 million pretax).

     On August 7, 2001, Citicorp completed its acquisition of Banamex. The transaction was accounted for as a purchase, therefore, five months of Banamex results are included in the Mexico results. Subsequently, Citibank Mexico's banking operations merged into Banamex with Banamex being the surviving entity. The business also successfully merged the Citibank branches onto the Banamex operating platform without customer disruption.

IN BILLIONS OF DOLLARS                2001      2000       1999
---------------------------------------------------------------
Accounts (IN MILLIONS)                 16.1       1.7       1.4
Average customer deposits            $ 14.3     $ 3.2     $ 4.0
Average loans:
   Consumer                             2.6       0.3       0.3
   Corporate                            7.2       3.2       3.4
   Government/government agencies       1.5       0.2       0.2
---------------------------------------------------------------
Total Average Loans                  $ 11.3     $ 3.7     $ 3.9
===============================================================

     Revenues, net of interest expense, of $2.117 billion in 2001 increased $1.514 billion from 2000 primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth form the underlying customer deposit business combined with improvements in trading revenue primarily due to interest rate positioning, partially offset by declining spreads. The consumer business was impacted by lower interest rates that reduced spreads on deposits. In 2000, revenues, net of interest expense, increased $72 million or 14% from 1999 reflecting the Garante acquisition and strong trading revenues, partially offset by the loss of a subsidy from the Mexican government related to Confia.

     Adjusted operating expenses of $1.399 billion in 2001 increased $938 million primarily reflecting the acquisition of Banamex. The business has initiated actions to rationalize headcount, branches, and systems. Since August 2001, headcount has been reduced by 4,079 and 77 branches have been closed. In 2000, adjusted operating expenses increased $92 million or 25% from 1999 primarily due to Confia systems consolidation expenses and the acquisition of Garante.

     The provisions for benefits, claims and credit losses in 2001 were $254 million compared with $40 million in 2000 and $32 million in 1999. The consumer net credit loss ratio was 3.72% in 2001, compared with 3.67% in 2000 and 4.89% in 1999. Consumer loans delinquent 90 days or more were $523 million or 8.75% of loans in 2001 compared with $15 million or 5.17% of loans in 2000 and $17 million or 6.78% of loans in 1999 reflecting the acquisition of Banamex. Consumer loans delinquent 90 days or more primarily include mortgages.

     Commercial cash-basis loans were $1.030 billion, $79 million, and $55 million at December 31, 2001, 2000 and 1999, respectively. The increase in 2001 reflects the acquisition of Banamex whose commercial cash-basis loans include exposures in steel, textile, food products and other industries.

     Net credit losses, cash-basis loans, and loans delinquent 90 days or more may increase from 2001 levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

IN MILLIONS OF DOLLARS                                   2001      2000(1)    1999(1)
----------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $ 548     $ 438      $ 350
Adjusted operating expenses (2)                           369       332        253
Provision for credit losses                                39        33         35
----------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                                  140        73         62
Income taxes                                               51        23         24
----------------------------------------------------------------------------------
CORE INCOME                                                89        50         38
Restructuring-related items after tax                      (1)        4        (17)
----------------------------------------------------------------------------------
INCOME                                                  $  88     $  54      $  21
==================================================================================
Average assets (IN BILLIONS OF DOLLARS)                 $   4     $   3      $   3
Return on assets                                         2.20%     1.80%      0.70%
==================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                         2.23%     1.67%      1.27%
==================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA (CEEMEA--including India and Pakistan)--which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region--reported core income of $89 million in 2001, up $39 million or 78% from 2000, and in 2000 core income was up $12 million or 32% from 1999 reflecting continued growth in deposits, branch lending and cards across the region, including the impact of acquisitions. Income of $88 million in 2001 included restructuring-related charges of $1 million ($2 million pretax). Income of $54 million in 2000 included restructuring-related credits of $4 million ($5 million pretax). Income of $21 million in 1999 included restructuring-related charges of $17 million ($28 million pretax).

     In June 2000, CEEMEA completed the acquisition of a majority interest in Bank Handlowy in Poland, whose consumer businesses are reported in this segment. In August 2000, CEEMEA completed the acquisition of ING's retails branches in Hungary.

     As shown in the following table, CEEMEA reported 39% account growth in 2001 and 33% in 2000 primarily reflecting growth in customer deposits, cards and other lending, including the impact of acquisitions, as franchise growth efforts continue across the region.

IN BILLIONS OF DOLLARS                                2001      2000      1999
------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                 3.9       2.8       2.1
Average customer deposits                            $ 5.9     $ 3.9     $ 3.5
Average loans                                        $ 2.3     $ 1.9     $ 1.6
==============================================================================

     Revenues, net of interest expense, of $548 million in 2001 increased $110 million or 25% from 2000 and in 2000 increased $88 million or 25% primarily reflecting growth in deposits, branch lending and cards across the region, including the impact of acquisitions, partially offset by weakness in Turkey.

     Adjusted operating expenses of $369 million increased $37 million or 11% from 2000 and in 2000 increased $79 million or 31% from 1999 reflecting higher business volumes, acquisitions and franchise growth in the region.

     The provision for credit losses was $39 million in 2001 compared with $33 million in 2000 and $35 million in 1999. The adoption of revised FFIEC write-off policies in 2000 added $3 million to net credit losses, which were charged against the allowance for credit losses, and 14 basis points to the net credit loss ratio. The net credit loss ratio was 1.70% in 2001, as compared to 1.95% in 2000 (1.81% excluding the effect of FFIEC policy revisions) and 1.96% in 1999 primarily due to lower net credit losses in Pakistan and India. Loans delinquent 90 days or more of $36 million or 1.41% of loans at December 31, 2001 increased from $32 million or 1.37% at December 31, 2000 primarily due to higher delinquent loans in Poland. Loans delinquent 90 days or more of $32 million or 1.37% at December 31, 2000 decreased from $46 million or 2.25% at December 31, 1999 primarily due to lower delinquent loans in Pakistan. Net credit losses and loans delinquent 90 days or more may increase from 2001 levels due to weakening global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

e-CONSUMER

IN MILLIONS OF DOLLARS                        2001        2000(1)        1999(1)
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE      $ 176       $ 170          $ 108
Adjusted operating expenses(2)                 305         426            285
-----------------------------------------------------------------------------
CORE LOSS BEFORE TAX BENEFITS                 (129)       (256)          (177)
Income tax benefits                            (52)        (96)           (67)
-----------------------------------------------------------------------------
CORE LOSS                                      (77)       (160)          (110)
Restructuring-related items, after-tax          (8)         --             --
-----------------------------------------------------------------------------
Loss                                         $ (85)      $(160)         $(110)
=============================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

e-CONSUMER--the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions--reported a loss before restructuring-related items of $77 million in 2001, compared to losses of $160 million in 2000 and $110 million in 1999. The loss of $85 million in 2001 included restructuring-related items of $8 million ($13 million pretax).

     Revenues, net of interest expense, in 2001 increased $6 million or 4% from 2000 primarily due to growth associated with both new and established product offerings, partially offset by lower realized investment gains. Revenues of $170 million in 2000 included gains related to the sale of Internet/e-commerce investments.

     Adjusted operating expenses in 2001 declined $121 million or 28% from 2000 primarily due to the effect of initiatives discontinued in 2001 and 2000, partially offset by continued investment spending on Internet financial services and products. Expenses in 2000 increased $141 million or 49% from 1999 reflecting investment spending combined with charges related to the termination of certain contracts and other initiatives.

OTHER CONSUMER

IN MILLIONS OF DOLLARS                                   2001     2000(1)     1999(1)
----------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                 $  50    $ 169       $ 445
Adjusted operating expenses (2)                           220      235         448
Provisions for benefits, claims and credit losses         (59)       7        (103)
----------------------------------------------------------------------------------
CORE INCOME (LOSS) BEFORE TAX BENEFITS                   (111)     (73)        100
Income tax (benefits)                                     (40)     (29)         40
Minority interest, after-tax                               --       --          (2)
----------------------------------------------------------------------------------
CORE INCOME (LOSS)                                        (71)     (44)         62
Restructuring-related terms after tax                      (5)       2         (34)
----------------------------------------------------------------------------------
INCOME (LOSS)                                           $ (76)   $ (42)      $ (28)
==================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

OTHER CONSUMER--which includes certain treasury and unallocated staff functions, global marketing and other programs--reported losses before restructuring-related items of $71 million and $44 million in 2001 and 2000, respectively, compared to core income of $62 million in 1999. The increase in losses from 2000 was primarily due to lower treasury results, primarily reflecting a change in internal transfer pricing methodology, and lower foreign currency hedge gains. Income in 1999 was primarily due to gains resulting from the disposition of the Associates recreational vehicle finance operations (Fleetwood Credit Corporation) and the sale of certain non-strategic operations.

     Losses of $76 million and $42 million in 2001 and 2000, respectively, included a restructuring-related charge of $5 million ($7 million pretax) in 2001 and a restructuring-related credit of $2 million ($3 million pretax) in 2000. Income of $28 million in 1999 included a restructuring-related charge of $34 million ($53 million pretax).

     Revenues, expenses, and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments. The 1999 revenues, expenses and provisions for benefits, claims and credit losses also include the results of certain private label cards and other businesses that were discontinued in 1999 and 2000.

GLOBAL CONSUMER OUTLOOK
The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

BANKING/LENDING

CITIBANKING NORTH AMERICA. The year ended December 31, 2001 was a year of continued success in both our core business momentum and the successful integration of EAB. Citibanking invested in programs and staff to improve operations and customer service while continuing to control overall expenses. In addition, Citibanking continues to emphasize its needs-based sales approach through Citipro, a complimentary financial analysis that assesses customers' needs and recommends appropriate financial products to meet those needs. The key elements to grow our earnings will be increasing sales productivity in the Financial Centers; increasing customer retention through focused marketing, cross selling and technology; streamlining processes and investing in appropriate technology to improve productivity and cost efficiency, which, in turn, will enhance price flexibility; and improving customer service and satisfaction.

MORTGAGE BANKING. In 2001, Mortgage Banking increased core income by 19% over 2000. Heavy refinancing activity in 2001 drove CitiMortgage origination volumes to a record $32.3 billion, 62% increase over 2000. Student Loans benefited in 2001 from lower cost of funds while growing its number one market share position by expanding sales capabilities and increasing Internet distribution. In 2002, core income should reflect continued improvement compared to 2001. With an expected decrease in refinance activity, CitiMortgage anticipates focusing on increasing market share in the stable purchase market, with a special emphasis on Citigroup referrals. CitiMortgage should also benefit from higher net servicing income as mortgage prepayment rates decline. Student Loans expects to benefit from its strengthened sales platform and continued low funding costs. Credit costs are anticipated to be comparable to 2001.

NORTH AMERICA CARDS. In 2001, the Cards business reported a record core income of $2.1 billion. Core income increased 19% for the year, driven by improved spreads, resulting from lower interest rates and repricing actions and contained expense levels, partially offset by higher credit costs. National bankruptcy filings increased 20% in 2001, due to the combination of pending legislative reform, higher unemployment and a weakened economy. In 2002, the Cards business is expected to deliver continued growth and consistent risk-adjusted revenue performance, despite the presence of a challenging environment which is expected to continue in 2002. Credit costs and delinquencies are expected to increase from 2001 levels as a result of economic conditions and credit performance of the portfolios.

CITIFINANCIAL. During 2001, CitiFinancial focused on the integration of the Associates businesses, including eliminating redundant, unprofitable branches or centers and conforming all underwriting and collection practices. The results of these efforts contributed to significant expense reductions and improved profitability. Real estate volume increased significantly primarily due to the success of the PFS-sourced business, which increased 50% to $7.8 billion in outstandings as of December 31, 2001. CitiFinancial continues to improve its cost structure and plans to pursue growth by expanding and developing new sales channels and diversifying its product offerings. As in the past, cross-selling opportunities among Citigroup affiliates will continue. Net credit losses and the related loss ratio are expected to increase from 2001 as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings.

INTERNATIONAL

WESTERN EUROPE. The Western Europe region experienced strong growth in 2001 with expanded margins resulting from improved spreads and continued cost management. Business volumes in 2001 benefited from organic growth and acquisitions in the home equity and credit card businesses. Our strategic priorities - consumer finance, cards and wealth management - continue to show excellent growth opportunities in the markets in which we operate. Continued focus on distribution channels will ensure that customers can access our products in ways that are most convenient and comfortable for their individual needs. We expect that with continued product innovation and focused customer support we will continue to enhance our performance. Credit costs may increase from 2001 as result of economic conditions and statutory changes in the region.

JAPAN. Japan's increase in core income in 2001 reflected the impact of acquisitions and continued organic growth with over 500,000 new customers generated. The business began to experience deteriorating credit quality as unemployment rates and bankruptcy levels reached record highs in late 2001. We expected this deterioration to continue in 2002 as the Japanese economy continues to weaken.

ASIA. The region recorded improved financial performance in 2001, driven by growth in deposits, investment product fees and cards, combined with expense control initiatives. Credit costs may increase in 2002 reflecting the delayed effect of weak economic conditions in the region. The business focus in 2002 will be on continuing the revenue momentum to expand deposits, investment product fees and cards, combined with expense control initiatives and tight credit underwriting and collections.

MEXICO. Mexico experienced an increase in core income in 2001 primarily due to the acquisition of Banamex. In 2002, the business expects to continue its initiatives for significant expense rationalization combined with market share expansion. The Mexican economy has been negatively impacted by the slowdown of exports to the U.S. and the credit portfolio continues to be closely monitored.

LATIN AMERICA. In 2001, Argentina experienced continued recession ending the year in an economical and political crisis. The business was able to generate core income growth in its other countries through modest revenue growth combined with expense reduction initiatives and disciplined credit management. In 2002 delinquencies and net credit losses may increase due to continuing weak global economic conditions. We will continue to manage for moderate growth and cost management in the rest of our businesses across Latin America.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA. The business experienced strong growth in 2001 driven by growth in deposits, branch lending and cards across most countries in the region, including the impact of acquisitions. In 2002, the business expects continued market share expansion in established markets, build-out of new franchises in the Czech Republic and in Israel and continued focus on disciplined credit management.

e-CONSUMER. In 2001, the business entered into a strategic alliance with the Microsoft Network and continued to develop and refine existing product offerings including Citibank Online, C2it, MyCiti, and a strategic alliance with America Online. These efforts will continue in 2002 as the business seeks to extend Citigroup's ability to deliver financial services via the internet and improve cross-selling opportunities among Citigroup businesses. These activities should position Citigroup to grow with the digital economy and improve the performance and cost effectiveness of our customer service capabilities.

INSURANCE INDUSTRY
A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook, including improvement in pricing in the commercial lines marketplace as evidenced by price increases, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends including medical inflation and increasing auto loss costs, asbestos-related developments and rising reinsurance and litigation costs.

     The property and casualty insurance industry continues to be reshaped by consolidation and globalization. With respect to globalization, Citigroup formed CitiInsurance, the international arm of Citigroup's insurance activities, to capitalize on the strength of the Citigroup branch franchise and the extensive distribution strength of the Citigroup consumer business around the world. This unit expects to build on the progress already made in Southeast Asia during the last several years with the strategic alliance with Fubon Group, a diversified financial services company based in Taiwan.

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

     As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations.

     Certain social, economic, political, and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance, as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to the public availability, affordability, and claim concerns. The resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

PRIMERICA. During the last few years, Primerica has instituted programs, including sales and product training, that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Additionally, increased effort has been made to provide all Primerica customers full access to all Primerica marketed lines. Insurance in force continues to grow. A continuation of these trends could positively influence future operations. Primerica continues to expand cross selling with other Company subsidiaries.

PERSONAL LINES. Personal Lines strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales primarily through independent agents and selective expansion of additional marketing channels to broaden distribution to a wider customer base. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in certain markets and implementing price increases in certain hurricane-prone areas, and non-renewing policies in some hurricane-prone areas where acceptable returns are not being achieved, subject to restrictions imposed by insurance regulatory authorities.

     The personal auto insurance marketplace remains highly competitive as some personal auto carriers have been reluctant to increase prices despite increases in loss cost trends due to inflationary pressures in medical costs and auto repair costs. These trends are expected to continue into 2002. Personal Lines will continue to emphasize underwriting discipline in this competitive marketplace and continue to pursue its strategy of increases in auto rates to offset increases in loss cost trends. Market conditions for homeowners insurance have remained stable with the industry experiencing modest rate increases. Personal Lines expects homeowners rate increases to continue in 2002. Homeowners loss cost trends continue to increase at modest levels reflecting inflationary pressures and the increased frequency of weather-related losses.

     The Personal Lines insurance market shows indications of contraction as a result of the terrorist attack on September 11th. Several Personal Lines carriers have ceased writing new polices and are not renewing existing policies. As carriers exit markets and fail to renew policies, Personal Lines is well positioned within the independent agent's office to take advantage of this opportunity to properly underwrite and bind this new business.

GLOBAL CORPORATE


IN MILLIONS OF DOLLARS                                            2001              2000(1)          1999(1)
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                          $34,297         $33,479          $28,688
Adjusted operating expenses(2)                                    18,869          18,812           16,233
Provisions for benefits, claims and credit losses                  6,544           5,173            4,317
---------------------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                     8,884           9,494            8,138
Income taxes                                                       3,014           3,260            2,831
Minority interest, after-tax                                          26              68              169
---------------------------------------------------------------------------------------------------------
CORE INCOME                                                        5,844           6,166            5,138
Restructuring-related items, after-tax                              (137)           (146)             121
---------------------------------------------------------------------------------------------------------
INCOME                                                           $ 5,707         $ 6,020          $ 5,259
=========================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

     Global Corporate serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world. It consists of the Corporate and Investment Bank (CIB), Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS), and the Commercial Lines business of TPC. The CIB delivers a full range of financial services and products including investment banking, brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance. EM Corporate & GTS offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services. TPC is one of the largest property and casualty insurers in the United States offering, among other products, workers' compensation, commercial multi-peril, commercial auto, other liability, fidelity and surety and property and other lines, which it distributes through independent agents and brokers.

     Global Corporate reported core income of $5.844 billion in 2001, down $322 million or 5% from 2000. The decrease reflects declines in Commercial Lines, down $402 million to $691 million, and the CIB, down $161 million to $3.509 billion, partially offset by increases in EM Corporate & GTS, up $241 million to $1.644 billion. Commercial Lines decreased primarily due to the catastrophe losses associated with the terrorist attack of September 11th, increased loss costs trends including increased medical costs, auto repair costs and reinsurance costs and lower net investment income, partially offset by the benefit of rate increases, higher fee income and higher favorable prior-year reserve development. Also reflected in the 2001 results are the incremental earnings from the minority interest buyback. The decrease in the CIB was primarily due to lower income in global equities and private client, lower earnings from the investment in Nikko Cordial and higher credit losses, partially offset by strong growth in fixed income and expense control initiatives. The increase in EM Corporate & GTS primarily reflects higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina.

     Income of $5.707 billion in 2001 and $6.020 billion in 2000 included restructuring-related charges of $137 million ($222 million pretax) and $146 million ($172 million pretax), respectively. Income of $5.259 billion in 1999 included net restructuring-related credits of $121 million ($192 million pretax). See Note 15 to the Consolidated Financial Statements for a discussion of the restructuring-related items.

     The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 levels due to weak global economic conditions, sovereign or regulatory actions and other factors. The property and casualty insurance market will benefit from improvements in pricing, offset in part by competitive pressures, inflation in the cost of medical care, and litigation. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

CORPORATE AND INVESTMENT BANK

IN MILLIONS OF DOLLARS                                              2001            2000(1)          1999(1)
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                         $ 19,406        $ 19,746         $ 16,500
Adjusted operating expenses(2)                                    12,846          13,268           10,990
Provision for and credit losses                                    1,117             755              193
---------------------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                     5,443           5,723            5,317
Income taxes                                                       1,932           2,051            1,943
Minority interest, after-tax                                           2               2                2
---------------------------------------------------------------------------------------------------------
CORE INCOME                                                        3,509           3,670            3,372
Restructuring-related items, after-tax                              (105)            (94)             131
---------------------------------------------------------------------------------------------------------
INCOME                                                          $  3,404        $  3,576         $  3,503
=========================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring related items.

     The CIB delivers a full range of financial services and products including investment banking, brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

     Core income was $3.509 billion in 2001 compared to $3.670 billion in 2000 and $3.372 billion in 1999. CIB core income decreased $161 million during 2001 primarily due to lower income in global equities and private client, lower earnings from the investment in Nikko Cordial and higher credit losses, partially offset by strong growth in fixed income and expense control initiatives. Core income of $3.670 billion in 2000 increased $298 million compared to 1999 primarily reflecting double-digit growth across most businesses, partially offset by increases in production-related expenses and the provision for credit losses, including the impact of acquisitions in 2000. Income of $3.404 billion in 2001 and $3.576 billion in 2000 included net restructuring-related charges of $105 million ($176 million pretax) and $94 million ($111 million pretax), respectively. Income of $3.503 billion in 1999 included net restructuring-related credits of $131 million ($208 million pretax).

     On May 1, 2000, the CIB completed the acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. During the second quarter of 2000, the CIB strengthened its position in the U.S. leasing market through the purchase of Copelco.
     Revenues, net of interest expense, decreased 2% in 2001 to $19.406 billion from $19.746 billion in 2000 primarily reflecting decreases in global equities and private client and lower earnings from the investment in Nikko Cordial, partially offset by strong growth in fixed income. Revenues increased 20% to $19.746 billion in 2000 from 1999 reflecting strong growth across all businesses.

     Revenues by category were as follows:

IN MILLIONS OF DOLLARS                                                2001            2000(1)        1999(1)
---------------------------------------------------------------------------------------------------------
Commissions and fees                                            $    3,702      $    4,471      $   3,721
Investment banking                                                   4,519           4,098          3,353
Principal transactions                                               3,248           4,238          3,609
Asset management and administration fees(2)                          2,035           2,169          1,641
Interest and dividend income, net                                    5,009           3,801          3,600
Other income                                                           893             969            576
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                         $   19,406      $   19,746      $  16,500
=========================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes the revenues of SSB Asset Management which are reported in the Citigroup Asset Management segment.

     Commissions and fees were $3.702 billion, $4.471 billion and $3.721 billion in 2001, 2000 and 1999, respectively. The 2001 decline primarily reflects decreases in over-the-counter securities and mutual fund commissions due to depressed market conditions. The 2000 increase reflects growth in sales of listed and over-the-counter securities along with increased mutual fund commissions and transaction services fees.

     Investment banking revenues were $4.519 billion in 2001 compared to $4.098 billion in 2000 and $3.353 billion in 1999. Growth in 2001 was primarily due to increases in high-grade debt, structured products and high yield underwritings, partially offset by decreases in equity and unit trust underwriting and lower merger and acquisition fees. Growth in 2000 was primarily due to increases in equity and high-grade debt underwriting and in merger and acquisition fees, partially offset by a decline in high yield underwriting.

     Principal transactions revenues were $3.248 billion in 2001, down $990 million or 23% from 2000 primarily reflecting decreases in global equities. Principal transactions revenues were $4.238 billion in 2000 compared to $3.609 billion in 1999 primarily reflecting increases in global equities, fixed income and foreign exchange.

     Asset management and administration fees decreased $134 million in 2001 to $2.035 billion from $2.169 billion in 2000 primarily due to a decrease in average balances of assets under fee based management. Asset management and administration fees increased $528 million in 2000 from $1.641 billion in 1999 primarily due to strong growth in assets under fee-based management. These fees include results from assets managed by the Financial Consultants and other internally managed assets as well as those that are managed through the Consulting Group.

     Net interest and divided income was $5.009 billion in 2001 compared to $3.801 billion in 2000 and $3.600 billion in 1999. The increase in 2001 was primarily due to wider spreads in fixed income, treasury and loans. The increase in 2000 was primarily due to the addition of Copelco.

     Other income was $893 million in 2001 compared to $969 million in 2000 and $576 million in 1999. The 2001 decrease is primarily due to lower earnings from the investment in Nikko Cordial and the effect of a change in the presentation of intercompany balances that had the effect of reducing other income and other expense, partially offset by gains on the sale of the Associates Relocation and Canadian Fleet businesses and gains on sale of municipal bonds from the available-for-sale portfolio. Other income of $969 million in 2000 increased $393 million from 1999 primarily due to an increase in ownership in Nikko Cordial along with higher income from the Nikko SSB joint venture which began operations during the 1999 first quarter.

     Total assets under fee-based management at December 31, were as follows:

IN BILLIONS OF DOLLARS                                                2001            2000           1999
---------------------------------------------------------------------------------------------------------
Financial consultant managed                                   $      54.9      $     56.2      $    43.6
Consulting group and internally managed                              150.2           145.6          126.2
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT(1)                     $     205.1      $    201.8      $   169.8
=========================================================================================================

(1) Includes assets managed jointly with Citigroup Asset Management.

     Adjusted operating expenses were $12.846 billion in 2001 compared to $13.268 billion in 2000 and $10.990 billion in 1999. Adjusted operating expenses decreased 3% in 2001 compared to 2000 primarily due to lower compensation and benefits and other operating and administrative expenses. Compensation and benefits decreased primarily as a result of declines in production-related compensation and savings from restructuring actions initiated in 2001. Other operating and administrative expenses declined $374 million primarily due to tight expense controls and a change in the presentation of intercompany balances that had the effect of reducing other income and other expense. Adjusted operating expenses increased 21% in 2000 compared to 1999 primarily due to higher production-related compensation and benefits expense, including the impact of the acquisitions of Schroders and Copelco in the 2000 second quarter.

     The provision for credit losses was $1.117 billion in 2001 compared to $755 million in 2000 and $193 million in 1999. The increase in 2001 was primarily due to higher net credit losses in the transportation leasing portfolio combined with higher net credit losses in the telecommunication, energy, retail and airline industries. The increase in 2000 compared to 1999 was due to losses on exposures to North American health care borrowers, additional provisions for the transportation portfolio, recoveries on real estate loans in 1999 and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000.

     Cash-basis loans were $1.525 billion, $776 million and $481 million at December 31, 2001, 2000 and 1999, respectively, reflecting increases in the transportation portfolio and borrowers in the telecommunication, energy, utility, and retail industries. The OREO portfolio totaled $64 million, $115 million and $156 million at December 31, 2001, 2000 and 1999, respectively. The improvements in OREO in 2001 and 2000 were primarily related to the North America real estate portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 levels due to weak economic conditions in the U.S., Japan and Europe. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

IN MILLIONS OF DOLLARS                                              2001             2000(1)         1999(1)
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $   6,928        $   6,236       $   5,373
Adjusted operating expenses(2)                                     4,037            3,845           3,612
Provisions for credit losses                                         300              164             329
---------------------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                     2,591            2,227           1,432
Income taxes                                                         923              808             544
Minority interest, after-tax                                          24               16               6
---------------------------------------------------------------------------------------------------------
CORE INCOME                                                        1,644            1,403             882
Restructuring-related items, after-tax                               (32)             (11)            (10)
---------------------------------------------------------------------------------------------------------
INCOME                                                         $   1,612        $   1,392       $     872
=========================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

     Citigroup's EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services.

     EM Corporate & GTS core income totaled $1.644 billion in 2001, up $241 million or 17% from 2000 primarily reflecting higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina. The improvement in core income was driven by growth in Asia up 23% to $674 million, CEEMEA up 31% to $519 million and Latin America up 10% to $521 million. Core income in 2000 of $1.403 billion increased $521 million or 59% from 1999 primarily reflecting broad-based revenue growth, tight expense control management and improved credit in Asia. Income of $1.612 billion, $1.392 billion and $872 million in 2001, 2000 and 1999, respectively, included restructuring-related charges of $32 million ($46 million pretax), $11 million ($18 million pretax) and $10 million ($16 million pretax), respectively.

     In June 2000, EM Corporate & GTS completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland.

     Revenues, net of interest expense, were $6.928 billion in 2001 compared to $6.236 billion in 2000. Revenue growth in 2001 was led by CEEMEA, up 22% from 2000, primarily due to the acquisition of Bank Handlowy along with growth in trading-related revenues and benefits from capital hedging activities. Asia revenues were up 13% in 2001 primarily due to growth in trading-related revenues and the impact of a building sale. Latin America revenues were up 14% in 2001 primarily reflecting growth in trading-related revenues and benefits from capital hedging activities, partially offset by fourth quarter write-downs in Argentina. Revenues of $6.236 billion in 2000 grew $863 million or 16% compared to 1999 primarily due to the acquisition of Bank Handlowy and growth in transaction services revenues in all regions.

     Adjusted operating expenses increased 5% in 2001 to $4.037 billion from $3.845 billion in 2000 which, in turn, increased 6% from $3.612 billion in 1999 primarily reflecting the acquisition of Bank Handlowy and volume-related increases, partially offset by cost controls in all regions.

     The provision for credit losses totaled $300 million, $164 million and $329 million in 2001, 2000 and 1999, respectively. The increase in 2001 is primarily due to fourth quarter write-downs in Argentina reflecting the deteriorating economic situation in that country. The decrease in 2000 primarily reflects improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA.

     Cash-basis loans (excluding Mexico, which is included in the Mexico Consumer segment) were $1.465 billion, $1.069 billion and $989 million at December 31, 2001, 2000 and 1999, respectively. The increase in 2001 primarily reflects increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. The increase in 2000 was primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 levels due to weakening global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

COMMERCIAL LINES

IN MILLIONS OF DOLLARS                                              2001           2000(1)         1999(1)
-------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $   7,963        $ 7,497         $ 6,815
Claims and claim adjustment expenses                               5,127          4,254           3,795
Adjusted operating expenses(2)                                     1,986          1,699           1,631
-------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                            850          1,544           1,389
Income taxes                                                         159            401             344
Minority interest, after-tax(3)                                       --             50             161
-------------------------------------------------------------------------------------------------------
CORE INCOME(4)                                                       691          1,093             884
Restructuring-related items, after-tax                                --            (41)             --
-------------------------------------------------------------------------------------------------------
INCOME                                                         $     691        $ 1,052         $   884
=======================================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Includes restructuring-related items.
(3) See Note 2 to the Consolidated Financial Statements.
(4) Excludes investment gains/losses included in Investment Activities segment.

COMMERCIAL LINES--which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies--reported core income of $691 million in 2001 compared to $1.093 billion in 2000 and $884 million in 1999. The 2001 decrease compared to 2000 primarily reflects the impact of catastrophe losses of $448 million associated with the terrorist attack on September 11th, increased loss cost trends including increased medical costs, auto repair costs and reinsurance costs and lower net investment income, partially offset by the benefit of rate increases, higher fee income and higher favorable prior-year reserve development. Also reflected in the 2001 results are the incremental earnings from the minority interest buyback. The improvements in 2000 over 1999 reflect the incremental earnings from the minority interest buyback, rate increases, higher fee income, lower catastrophe losses, and higher net investment income and were partially offset by increased loss cost trends and lower favorable prior-year reserve development. Results for 2000 and 1999 also reflect benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second-injury funds, principally in the states of New York and Pennsylvania.

     On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety). In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market) and also acquired the renewal rights to

Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and certain classes of surety business.

     The following table shows net written premiums by market for the three years ended December 31:

IN MILLIONS OF DOLLARS                                          2001              2000(1)            1999(1)
---------------------------------------------------------------------------------------------------------
National accounts                                         $      419            $   352         $     488
Commercial accounts                                            2,947              2,851             2,373
Select accounts                                                1,713              1,575             1,494
Bond                                                             590                487               207
Gulf                                                             608                517               403
---------------------------------------------------------------------------------------------------------
TOTAL NET WRITTEN PREMIUMS                                $    6,277            $ 5,782         $   4,965
=========================================================================================================

(1) Reclassified to conform to the 2001 presentation.

     Commercial Lines net written premiums were $6.277 billion in 2001 compared to $5.782 billion in 2000 and $4.965 billion in 1999. Included in Bond net written premiums in 2000 is an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The trend in net written premiums reflects the impact of an improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the net written premium increases in 2001 were the full year impacts of the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, the Reliance Surety acquisition in Bond and the acquisition of the renewal rights for the Frontier business in Gulf. The 2001 increase in National Accounts net written premiums is due to the purchase of less reinsurance reflecting the shift in business mix from guaranteed cost products to loss-sensitive products combined with the re-population of the involuntary pools. Also contributing to the net written premium increases in 2000 was the new business associated with the acquisition of the renewal rights from the Reliance Middle Market business in Commercial Accounts, the Reliance surety acquisition in Bond and the new business associated with the acquisition of the renewal rights for the Frontier business in Gulf. The net written premium decrease in National Accounts was primarily due to a shift of business mix from premium-based products to fee-based products.

     National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the residual market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. New business in National Accounts for 2001 was marginally lower than in 2000 reflecting a disciplined approach to market opportunities. New business in 2000 was marginally lower than in 1999 reflecting the Company's disciplined approach to underwriting and risk management. National Accounts business retention ratio for 2001 was moderately lower than in 2000 primarily reflecting a focus on account profitability and an increase in lost business due to the renewal price increases in 2001. National Accounts business retention ratio for 2000 was moderately lower than 1999 reflecting an increase in lost business due to the renewal price increases in 2000.

     Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Within Commercial Accounts, a dedicated construction unit exists as well as a unit which primarily writes coverages for the trucking industry. New premium business in Commercial Accounts for 2001 was moderately lower than in 2000 reflecting the acquisition of the renewal rights for the Reliance Middle Market business in 2000. New business in 2000 was significantly higher than in 1999 reflecting the impact of the acquisition of the Reliance Middle-Market renewal business. Commercial Accounts business retention ratio for 2001 was significantly lower than 2000 reflecting the continued disciplined approach to achieving acceptable levels of account profitability and an increase in lost business due to the renewal price increases in 2001. Commercial Accounts business retention ratio for 2000 was moderately lower than 1999 reflecting an increase in lost business due to the renewal price increases in 2000.

     Select Accounts serves small businesses through a network of independent agents. For 2001, new business in Select Accounts was marginally lower than in 2000, while for 2000, new business was moderately higher than in 1999 reflecting the unusually low new business in 1999 resulting from the Company's selective underwriting policy in the highly competitive marketplace. The business retention ratio in 2001 was virtually the same as in 2000. Select Accounts business retention ratio for 2000 was moderately lower than in 1999 reflecting an increase in lost business due to renewal price increases in 2000.

     Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers.

     Gulf markets products to national, mid-size and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States.

     Catastrophe losses, net of tax and reinsurance, were $471 million in 2001 and $27 million in 1999. There were no catastrophe losses in 2000. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th, Tropical Storm Allison and the Seattle earthquake. The 1999 catastrophe losses were primarily due to Hurricane Floyd and tornadoes in Oklahoma.

     The Company, along with others in the industry, uses the combined ratio, which measures the total cost per $100 of premium production, as a measure of performance for Commercial Lines. The statutory combined ratio before policyholder dividends for Commercial Lines was 111.7% in 2001 compared to 104.1% in 2000 and 106.8% in 1999. The GAAP combined ratio before policyholder dividends for Commercial Lines was 110.9% in 2001 compared to 100.9% in 2000 and 103.8% in 1999. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

     The 2001 statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the 2001 statutory and GAAP combined ratio before policyholder dividends would have been 100.2% and 99.4%, respectively. The 2000 statutory and GAAP combined ratios include an adjustment associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the 2000 statutory and GAAP combined ratios before policyholder dividends would have been 103.8% and 101.5%, respectively. The 1999 statutory combined ratio for Commercial Lines reflected the treatment of the commutation of an asbestos liability to an insured. Excluding this commutation, the statutory combined ratio before policyholder dividends for 1999 would have been 104.6%.

     The decrease in the 2001 statutory and GAAP combined ratios before policyholder dividends, excluding the related adjustment above, compared to the 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the related adjustment above, was primarily due to premium growth related to rate increases, the full year impact of the ongoing business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and higher favorable prior-year reserve development, partially offset by increased loss cost trends and catastrophe losses due to Tropical Storm Allison in the 2001 second quarter and the Seattle earthquake in the 2001 first quarter.

     The improvement in the 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the adjustments above, compared to the 1999 statutory and GAAP combined ratios before policyholder dividends, excluding the adjustments above, was primarily due to premium growth related to rate increases as well as the impact of the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and lower catastrophe losses, partially offset by increased loss cost trends and lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

ENVIRONMENTAL CLAIMS
The Company continues to receive claims from insureds which allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed an environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This Federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

     The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that certain court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and insureds. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

     The Company's reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company's environmental claims that are in dispute, until the dispute is resolved. This bulk reserves is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. At December 31, 2001, approximately 75% of the net environmental reserve, approximately $298 million, is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of average litigation disputes relating to these claims. The balance, approximately 25% of the net environmental reserve, or approximately $98 million, consists of case reserves for resolved claims.

     The Company's reserving methodology is preferable to one based on "identified claims" because the resolution of environmental exposures by the Company generally occurs by settlement on an insured-by-insured basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the insured. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce its potential environmental exposure and eliminate the risks presented by coverage litigation with the insured and related costs.

     In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.

     The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

ENVIRONMENTAL LOSSES

IN MILLIONS OF DOLLARS                                             2001            2000            1999
-------------------------------------------------------------------------------------------------------
BEGINNING RESERVES
Direct                                                         $    669         $   801         $   928
Ceded                                                              (111)           (125)            (96)
-------------------------------------------------------------------------------------------------------
Net                                                                 558             676             832
INCURRED LOSSES AND LOSS EXPENSES
Direct                                                               58              75             139
Ceded                                                               (12)            (11)            (82)
LOSSES PAID
Direct                                                              248             207             266
Ceded                                                               (40)            (25)            (53)
-------------------------------------------------------------------------------------------------------
ENDING RESERVES
Direct                                                              479             669             801
Ceded                                                               (83)           (111)           (125)
-------------------------------------------------------------------------------------------------------
Net                                                           $     396         $   558         $   676
=======================================================================================================

     Over the past three years, the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes, a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the company as well as a continued reduction in the number of policyholders with active environmental claims.

     As of December 31, 2001, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 216, approximately 11% less than the number pending as of December 31, 2000, and approximately 20% less than the number pending as of December 31, 1999. Also, in 2001, there were 134 policyholders tendering for the first time an environmental remediation-type claim to the company. This compares to 158 policyholders doing so in 2000 and 256 policyholders in 1999.

     As of December 31, 2001, the Company has resolved the environmental liabilities presented by 5,595 of the 6,214 policyholders who have tendered environmental claims to the Company for approximately $1.88 billion (before reinsurance). This resolution comprises 90% of the policyholders who have tendered these claims. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favourable settlements with some insureds.

ASBESTOS CLAIMS AND LITIGATION
The Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability for asbestos claims from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. Since the beginning of 2000, the Company has experienced an increase over prior years in the number of asbestos claims being tendered to the Company and the Company expects this trend to continue. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33. Factors leading to these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including the Company. Particularly during the last few months of 2001 and continuing into 2002, these trends have both accelerated and become more visible.

     Because each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

     In establishing the Company's asbestos reserve, the Company evaluates the exposure presented by each insured. In the course of the evaluation, the Company considers available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

     The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the ratio of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

     At December 31, 2001, approximately 81% or approximately $665 million, of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 19% of the net asbestos reserve, or approximately $155 million, is for pending asbestos claims. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims that indicated a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

     In general, the Company posts case reserves for pending asbestos claims within approximately thirty business days of receipt of these claims.

     The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

ASBESTOS LOSSES

IN MILLION OF DOLLARS                                           2001              2000             1999
-------------------------------------------------------------------------------------------------------
BEGINNING RESERVES
Direct                                                     $   1,005           $ 1,050          $ 1,252
Ceded                                                           (199)             (223)            (266)
-------------------------------------------------------------------------------------------------------
Net                                                              806               827              986
INCURRED LOSSES AND LOSS EXPENSES
Direct                                                           283               187              128
Ceded                                                            (94)             (137)             (71)
LOSSES PAID
Direct                                                           242               232              330
Ceded                                                            (67)             (161)            (114)
-------------------------------------------------------------------------------------------------------
ENDING RESERVES
Direct                                                         1,046             1,005            1,050
Ceded                                                           (226)             (199)            (223)
-------------------------------------------------------------------------------------------------------
Net                                                        $     820           $   806          $   827
=======================================================================================================

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the factors described above. Conventional actuarial techniques are not used to estimate these reserves.

     As a result of the processes and procedures described above, the reserves carried for environmental and asbestos claims at December 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued for these claims, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and unanticipated developments pertaining to the company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.

     Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding those reserves by an amount that could be material to the Company's operating results in future periods. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS
CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. These potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents, latex gloves, silica, mold and other potentially harmful substances.

     To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlement with the policyholder or through coverage litigation. Historically, the Company's experience has indicated that insureds with potentially significant environmental and/or asbestos exposures, may often have other CIOTA exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims and the scope of coverage to be provided by the Company, and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of these settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that the Company ultimately would have paid had the claims not been settled in this manner.

     At December 31, 2001, approximately 80%, or approximately $569 million, of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 20% of the net CIOTA reserve, or approximately $141 million, is for pending CIOTA claims.

     The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

CIOTA LOSSES

IN MILLIONS OF DOLLARS                         2001        2000        1999
----------------------------------------------------------------------------
BEGINNING RESERVES
Direct                                      $ 1,079     $ 1,184    $  1,346
Ceded                                          (280)       (313)       (392)
----------------------------------------------------------------------------
Net                                             799         871         954
INCURRED LOSSES AND LOSS EXPENSES
Direct                                         (115)         27         (36)
Ceded                                            70         (11)         28
LOSSES PAID
Direct                                           71         132         126
Ceded                                           (27)        (44)        (51)
----------------------------------------------------------------------------
ENDING RESERVES
Direct                                          893       1,079       1,184
Ceded                                          (183)       (280)       (313)
----------------------------------------------------------------------------
Net                                         $   710     $   799    $    871
============================================================================

GLOBAL CORPORATE OUTLOOK
The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

     Global Corporate is significantly affected by the levels of activity the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

     Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

THE CORPORATE AND INVESTMENT BANK. In 2001, the Corporate and Investment Bank was impacted by the slowdown in capital markets activity combined with higher net credit losses from weakening economic conditions. Strong growth in fixed income and market share improvements mitigated weakness in global equities and private client. The business initiated several expense reduction initiatives.

     In 2002, focus will continue on identifying problem credits early and taking appropriate remedial actions. Net credit losses and cash-basis loans may increase from 2001 levels due to weak economic conditions. Expense management initiatives may continue across the business. While initiatives will continue to expend market share, revenue performance is dependent upon the timing and strength of a recovery in U.S. and global economic conditions.

EM CORPORATE & GTS. In 2001, EM Corporate & GTS reflected higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina.

     In 2001, Argentina experienced continued weakness ending the year in an economic and political crisis. The remaining countries were able to generate core income growth through modest revenue growth combined with expense reduction initiatives and disciplined credit management. In 2002, the business expects to focus on containing the negative fallout from Argentina's economic crisis. The remaining countries continue to be closely monitored for possible contagion.

     In 2002, EM Corporate & GTS expects to continue to work on strategies to increase market share in priority countries through organic growth and selective acquisitions, combined with continued focus on expense control initiatives and disciplined credit management. The EM Corporate & GTS portfolio remains diversified across a number of geographies and industry groups. Citigroup continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and strengthens risk management oversight. 2002 net credit losses and cash-basis loans may increase from the 2001 levels due to continuing weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors.

COMMERCIAL LINES. In 2001, the trend of higher rates continued in Commercial Lines. Prices generally rose throughout the year, although some of the increases varied significantly by region and business segment. These increases were necessary to offset the impact of rising loss cost trends and the decline in profitability from the competitive pressures of the last several years. Since the terrorist attack on September 11th, there has been greater concern over the availability, terms and conditions, and pricing of reinsurance. As a result, the primary insurance market is expected to continue to see significant rate increases for some coverages.

     In National Accounts, where programs include risk management services, such as claims settlement, loss control and risk management information services, generally offered in connection with a large deductible or self-insured program, and risk transfer, typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing improved during 2001 and 2000. National Accounts has benefited from higher rates on both new and renewal business as evidenced by the improving profit margins earned on this business. National Accounts believes that pricing will continue to firm into 2002. However, National Accounts will continue to reject business that is not expected to produce acceptable returns. Included in National Accounts is service fee income for policy and claim administration of several states' Workers' Compensation Residual Market pools. After several years of depopulation, these pools are growing significantly as the primary market is firming. Premiums the Company services for these pools grew 76% in 2001 compared to 2000 and is expected to continue to grow significantly.

     Commercial Accounts achieved double-digit price increases on renewal business during 2001 and 2000, improving the overall profit margin in this business and offsetting the impacts of rising loss cost inflation, medical inflation and reinsurance costs. Commercial Accounts will continue to seek significant rate increases in 2002, as pricing in some areas and business segments still has not improved to the point of producing acceptable returns.

     In Select Accounts, the trends toward increased pricing on renewal business that started in late 1999 gained momentum in 2000 and continued to improve during 2001. Prices generally rose during this time frame while customer retention remained consistent with prior periods. Price increases varied significantly by region, industry and product. However, the ability of Select Accounts to achieve future rate increases is subject to regulatory constraints in some jurisdictions. Loss cost trends in Select Accounts also worsened in 2001, especially workers' compensation and property. The impact of these negative loss cost trends has been partially offset by a continued disciplined approach to underwriting and risk selection by the Company. The Company will continue to pursue business based on its ability to achieve acceptable returns.

     Bond achieved significant growth in 2001 and 2000 with the acquisition of Reliance Surety, cementing a leadership position in the surety bond marketplace by broadening product and service capabilities. In addition, the expanding array of products and recognized expertise in the executive liability marketplace has enabled Bond to further enhance its product and customer diversification and profit opportunities. Bond's focus remains on underwriting and selling its products to customers that provide the greatest opportunity for profit. Bond is also focused on its efforts to cross-sell its expanding array of specialty products to existing customers of Commercial Lines and Personal Lines. In Bond, prices in both of its markets began to modestly increase in late 2001. In 2001, Bond and the industry have experienced an increase in claim frequency and severity in the recent accident years. This increase in claim frequency and severity has impacted the primary insurer and reinsurance capacity in the Company's marketplace. This decrease in capacity is expected to create opportunities for further price increases for all products in 2002, although the worsening loss cost trends and increased cost of reinsurance will offset some of the positive impact.

     In Gulf, rate increases began in most lines of business in 2001 although specific increases varied significantly by region, industry and product. Improvement was most evident in the umbrella and excess and surplus lines of business, with lesser increases achieved in the professional liability lines of business. In most areas of the business, capacity has dissipated due to reinsurance constriction, which should lead to further rate increases throughout 2002. The favorable impact from rate improvement continues to be offset by rising loss costs.

     Insurers generally, including the Company, are experiencing an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including the Company. Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. Particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends described above have both accelerated and become more visible. In addition, these claims and the related litigation could result in liability exceeding these reserves by an amount that could be material to our operating results in future periods.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

IN MILLIONS OF DOLLARS                                 2001              2000(1)       1999(1)
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE             $ 7,553           $ 7,145      $  6,099
Adjusted operating expenses(2)                        2,562             2,529         2,171
Provision for benefits, claims and credit losses      2,632             2,375         2,009
-------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES
   AND MINORITY INTEREST                              2,359             2,241         1,919
Income taxes                                            823               793           700
Minority interest, after-tax                              1                 3            --
-------------------------------------------------------------------------------------------
CORE INCOME                                           1,535             1,445         1,219
Restructuring-related items, after-tax                   (7)              (11)            2
-------------------------------------------------------------------------------------------
INCOME                                              $ 1,528           $ 1,434      $  1,221
===========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Exclude restructuring-retained items.

     Global Investment Management and Private Banking is comprised of Travelers Life and Annuity (TLA), The Citigroup Private Bank and Citigroup Asset Management. These businesses offer a broad range of life insurance, annuity and asset management products and services, including individual annuity, group annuity, individual life insurance products, COLI products, mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration and personalized wealth management services distributed to institutional, high net worth and retail clients.

     Global Investment Management and Private Banking core income in 2001 increased to $1.535 billion, up $90 million or 6% from 2000. The 2001 increase in core income reflected increased customer activity across most products within The Citigroup Private Bank and higher business volumes and premiums within TLA, partially offset by lower core income in Asset Management primarily due to the impact of a charge in Argentina related to the exchange of Argentine debt for loans. Core income of $1.445 billion in 2000 was up $226 million or 19% from 1999. The 2000 increase in core income reflected increased business volumes, a strong capital base and strong investment income at TLA, continued customer revenue momentum within The Citigroup Private Bank along with the impact of the acquisitions of Siembra, Colfondos and Confia in Citigroup Asset Management. Income of $1.528 billion in 2001, $1.434 billion in 2000 and $1.221 billion in 1999 included restructuring charges of $7 million ($13 million pretax) and $11 million ($18 million pretax) in 2001 and 2000, respectively, and a restructuring credit of $2 million ($4 million pretax) in 1999.

TRAVELERS LIFE AND ANNUITY

IN MILLIONS OF DOLLARS                          2001            2000(1)     1999(1)
--------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE       $ 4,088        $  3,891   $  3,394
Provision for benefits and claims               2,552           2,325      1,997
Total operating expenses                          329             409        451
--------------------------------------------------------------------------------
INCOME BEFORE TAXES                             1,207           1,157        946
Income taxes                                      386             380        323
--------------------------------------------------------------------------------
INCOME(2)                                     $   821        $    777   $    623
================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes investments gains/losses included in Investment Activities segment.

     Travelers Life and Annuity offers individual annuity, group annuity, and individual life insurance products and COLI products marketed by TIC and its wholly-owned subsidiary TLAC under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet) (formerly The Copeland Companies (Copeland)), a joint venture, Salomon Smith Barney Financial Consultants, Primerica, Citibank, and a nationwide network of independent agents and the growing outside broker dealer channel. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

     Income was $821 million in 2001 compared to $777 million in 2000 and $623 million in 1999. The improvement in 2001 compared to 2000 reflects operating expense reductions and a 3% net investment income growth, despite the declining markets. During 2001, TLA also achieved double-digit growth in individual life direct periodic premiums, group annuity net written premiums and deposits and account balances versus the prior year. The 25% improvement in 2000 reflects increased business volume, a strong capital base and particularly strong investment income versus the prior-year period. During 2000, this business continued strong individual annuity sales and achieved double-digit business volume growth in group annuity account balances and individual life net written premiums, reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives. The continued growth in 2001 and 2000 reflects both greater popularity of these products with an aging American population and strong momentum from cross-selling initiatives. Total operating expenses decreased in 2001 compared to the prior-year period due to continued expense management and the absence of expenses related to the long-term care insurance business which was sold during the third quarter of 2000. The long-term care transaction also reduced the amount of premium revenue reported in 2001. Total operating expenses decreased in 2000 compared to the prior-year period due to the contribution of Copeland to the CitiStreet joint venture and the absence of certain one-time technology expenses in 1999. The increases in revenues was also mitigated by the contribution of Copeland.

     The cross-selling initiatives of TLA products through Primerica, Citibank, Salomon Smith Barney Financial Consultants, and CitiStreet, as well as strong sales through various intermediaries, a nationwide network of independent agents and outside broker dealers, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

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

     The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums for the three years ended December 31:

IN MILLIONS OF DOLLARS                           2001        2000        1999
-----------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
  Fixed                                       $ 2,120     $  1,267  $   1,008
  Variable                                      4,000        5,025      4,265
  Individual payout                                59           80         78
GICs AND OTHER GROUP ANNUITIES                  7,068        5,528      5,619
INDIVIDUAL LIFE INSURANCE
  Direct periodic premiums and deposits           652          511        409
  Single premium deposits                         208           98         84
  Reinsurance                                     (96)         (83)       (71)
-----------------------------------------------------------------------------
Total                                         $14,011     $ 12,426  $  11,392
=============================================================================

     The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the premiums are considered deposits and are not included in revenues.

     Individual annuity account balances and benefit reserves reached $30.0 billion at December 31, 2001, up from $29.4 billion at year-end 2000 and $27.9 billion at year-end 1999. Net written premiums and deposits decreased in 2001 to $6.179 billion from $6.372 billion in 2000 (down 3%). The decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to current market conditions, but was partially offset by significant fixed annuity sales increases over the prior-year period. Non-affiliated sales channels increased 32% allowing this business to increase market share despite lower sales. Net written premiums and deposits increased in 2000 to $6.372 billion from $5.351 billion in 1999 (up 19%). Both 2001 and 2000 continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect continued penetration of outside broker-dealer channels.

     Group annuity account balances and benefit reserves reached $21.0 billion at December 31, 2001, up from $17.5 billion at year-end 2000 (up 20%), and $15.1 billion at year-end 1999. During both 2001 and 2000 the group annuity business experienced continued strong sales momentum in all products, particularly long-term liability and guaranteed investment contracts. Net written premiums and deposits (excluding the Company's employee pension plan deposits) in 2001 were $7.068 billion, compared to $5.528 billion in 2000 reflecting fixed GIC growth through structured finance transactions and long-term liability growth through the extension of structured settlement broker relationships and large case employer pension sales. Net written premiums and deposits were $5.619 billion in 1999 and reflected particularly strong structured finance transactions.

     Direct periodic premiums and deposits for individual life insurance were $652 million in 2001 compared to $511 million in 2000 (up 28%), driven by independent agent high end estate planning and COLI sales, and $409 million in 1999. Life insurance in force was $75.0 billion at December 31, 2001, up from $66.9 billion at year-end and $60.6 billion at year-end 1999.

THE CITIGROUP PRIVATE BANK

IN MILLIONS OF DOLLARS                                  2001            2000(1)     1999(1)
----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $ 1,536        $  1,409     $ 1,212
Adjusted operating expenses(2)                           924             874         770
Provision for credit losses                               23              24          12
----------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES                                 589             511         430
Income taxes                                             211             188         161
----------------------------------------------------------------------------------------
CORE INCOME                                              378             323         269
Restructuring-related items, after-tax                    (4)            (5)           1
----------------------------------------------------------------------------------------
INCOME                                               $   374        $    318     $   270
========================================================================================
Average assets (IN BILLIONS OF DOLLARS)              $    26        $     25     $    20
Return on assets                                        1.44%           1.27%       1.35%
========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on  assets                                       1.45%           1.29%       1.35%
========================================================================================
Client business volumes under
  management (IN BILLIONS OF DOLLARS)                $   158        $    153     $   140
========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.

     The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $378 million in 2001, up $55 million or 17% from 2000 primarily reflecting increased customer activity across most products, partially offset by increased investment spending in technology and front-end sales and servicing capabilities. Core income of $323 million in 2000 was up $54 million or 20% from 1999 primarily reflecting continued customer revenue momentum, partially offset by increased front-end expenses and a moderate increase in the provision for credit losses.

     Client business volumes under management which include custody accounts, client assets under fee-based management and deposits and loans, were $158 billion at the end of the year, up 3% from $153 billion in 2000 reflecting strong growth in Asia and continued growth in the U.S., despite challenging market conditions.

     Revenue, net of interest expense, were $1.536 billion in 2001, up $127 million or 9% from 2000, primarily driven by the impact of lower interest rates and higher investment product (fees and trading) revenues. The 2001 increase also reflects strong international growth in Japan and Asia, up 22% and 19%, respectively, from the prior-year period and continued growth in the North American region, up 12% from the prior-year period. Revenues in 2000 were $1.409 billion, up $197 million or 16% from 1999 reflecting increases in fee and interest-related products. The 2000 increase also reflects strong international growth in Japan, Asia and CEEMEA, up 40%, 23% and 19%, respectively, from the prior-year period and growth in the North American region, up 16% from the prior-year period.

     Adjusted operating expenses of $924 million in 2001 were up $50 million or 6% from 2000 primarily reflecting continued investment spending in technology and front-end sales and servicing capabilities. Expenses were $874 million in 2000, up $104 million or 14% from 1999 primarily reflecting higher levels of bankers and product specialists hired to improve front-end sales and service capabilities.

     The provision for credit losses was $23 million in 2001, compared to $24 million in 2000 and $12 million in 1999. The increase in the provision for credit losses in 2000 of $12 million primarily related to a loan in Europe. Net credit losses in 2001 remained at a nominal level of 0.06% of average loans outstanding, compared with 0.09% in 2000. Loans 90 days or more past due at year-end 2001 were $135 million or 0.53% of total loans outstanding, compared with 0.23% at the end of 2000 and 0.54% at the end of 1999.

     Average assets of $26 billion in 2001 increased $1 billion or 4% from $25 billion in 2000, which, in turn, increased $5 billion or 25% from 1999. The increase in 2000 was primarily related to incremental margin lending and mortgage financing.

CITIGROUP ASSET MANAGEMENT

IN MILLIONS OF DOLLARS                                      2001          2000(1)     1999(1)
------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                  $ 1,929      $  1,845     $ 1,493
Adjusted operating expenses(2)                             1,309         1,246         950
Provision for benefits, claims and credit losses              57            26          --
------------------------------------------------------------------------------------------
CORE INCOME BEFORE TAXES
  AND MINORITY INTEREST                                      563           573         543
Income taxes                                                 226           225         216
Minority interest, after-tax                                   1             3          --
------------------------------------------------------------------------------------------
CORE INCOME                                                  336           345         327
Restructuring, related items, after-tax                       (3)           (6)          1
------------------------------------------------------------------------------------------
INCOME                                                   $   333      $    339     $   328
==========================================================================================
Assets under management (IN BILLIONS OF DOLLARS)(3)(4)   $   417      $    400     $   377
==========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes restructuring-related items.
(3) Includes $31 billion, $30 billion, and $31 billion in 2001, 2000 and 1999, respectively, for Citigroup Private Bank clients.
(4) Includes Unit Investment Trusts held in client accounts of $7 billion, $9 billion and $13 billion in 2001, 2000 and 1999, respectively, and $5 billion in Emerging Markets Pension Administration assets under management in 2001.

     Citigroup Asset Management is comprised of the substantial resources that are available through its three primary asset management business platforms--Smith Barney Asset Management, Salomon Brothers Asset Management and Citibank Asset Management--along with the pension administration business of Global Retirement Services. These businesses offer institutional, high net worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments, variable annuities (through affiliated and third party insurance companies), pension administration and insurance.

     Core income of $336 million in 2001 was down $9 million or 3% compared to 2000 primarily reflecting a charge for Argentine debt securities exchanged for loans held in the Siembra insurance companies of Global Retirement Services, partially offset by growth in Citigroup Asset Management earnings. The Argentine debt securities were held in support of existing contractholders' liabilities. The Global Retirement Services business in Argentina, Siembra, includes pension administration and insurance companies. Core income of $345 million in 2000 was up $18 million or 6% compared to 1999 reflecting the impact of Latin American acquisitions in the Global Retirement Services business and growth in asset-based fee revenues, partially offset by increased expenses.

     Assets under management rose to $417 billion as of December 31, 2001, up 4% from $400 billion in 2000 reflecting strong net flows that were partially offset by negative market activity and the transfer of $26 billion in retail Money Market assets to the SSB Bank Deposit Program. Institutional client assets of $185 billion as of December 31, 2001 were up 20% compared to a year ago reflecting an increase in institutional money market fund and long-term product flows, offset by negative market action and alternative investment volume growth. Retail client assets were $227 billion, down 6% from $242 billion in 2000. Retail client assets, excluding money markets and unit investment trusts, grew 9%, driven by strong net flows, partially offset by negative market action.

     Sales of proprietary mutual funds and managed account products at SSB rose 33% to $28 billion in 2001 from the prior year primarily driven by growth in managed account products, and represented 59% of SSB's retail channel sales for the year. Sales of mutual and money funds through Global Consumer's banking network were $11 billion for the year, representing 53% of total sales, including $8 billion in International and $3 billion in the U.S., of which Primerica sold $2.0 billion of proprietary U.S. mutual and money funds in 2001, a 9% increase compared to 2000, representing 67% of Primerica's total sales. Institutional long-term product sales of $28 billion increased 40% over the prior year and include $14 billion of sales to Global Corporate clients.

     Revenues, net of interest expense, increased $84 million or 5% to $1.929 billion in 2001. This was compared to $1.845 billion in 2000, which was up $352 million or 24% from 1999. The increase in 2001 was primarily due to the effects of positive net flows, the impact of acquisitions and a reduction in death and disability reinsurance premiums in the Global Retirement Services business, partially offset by the impact of lower market values of assets under management, the transfer of assets to the SSB Bank Deposit Program and the impact of the Siembra Argentina debt securities exchange. The increase in 2000 was primarily due to the impact of the acquisition of Siembra, Colfondos and Confia in the Global Retirement Services business, along with continued growth in asset-based fee revenues.

     Adjusted operating expenses of $1.309 billion in 2001 increased $63 million or 5% from 2000. The increase in 2001 primarily represents the impact of Global Retirement Services acquisitions and other variable expenses related to revenue growth. Adjusted operating expenses of $1.246 billion in 2000 increased $296 million or 31% from 1999. The increase in 2000 was primarily due to the impact of acquisitions in the Global Retirement Services business, as well as continued investment in sales and marketing activities, technology and product development.

     Provision for benefits, claims and credit losses of $57 million in 2001 increased $31 million from 2000, driven by reduced reinsurance levels on death and disability business and the Generar acquisition.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK
The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

TRAVELERS LIFE AND ANNUITY should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

     However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess, however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure.

PRIVATE BANKING AND ASSET MANAGEMENT. The businesses of Private Banking and Asset Management are affected by the economic outlook and market levels. The market for private banking and asset management services continues to be extremely attractive because the "wealth" segment has been growing faster than the overall market. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented. This presents Private Banking and Asset Management with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

     The Argentina economic and political crisis that occurred towards the end of 2001 impacted the Global Retirement Services business, which operates a portion of its business in Argentina. In 2002, the business will focus on containing the negative fallout from Argentina's economic crisis.

INVESTMENT ACTIVITIES

IN MILLIONS OF DOLLARS                             2001       2000(1)     1999(1)
------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $ 907    $ 2,309      $1,089
Total operating expenses                            118        124          72
Provisions for credit losses                         --          7          --
------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST           789      2,178       1,017
Income taxes                                        264        805         356
Minority interest, after-tax                         (5)       (10)         11
------------------------------------------------------------------------------
INCOME                                            $ 530    $ 1,383      $  650
==============================================================================

(1) Reclassified to conform to the 2001 presentation.

     Investment Activities comprises Citigroup's venture capital activities, realized investment gains (losses) from certain insurance-related investments, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and since August 2001, the investment portfolio related to Banamex.

     Revenues, net of interest expense, include $380 million, $2.042 billion and $809 million from proprietary investments, $59 million, $331 million and $78 million from LDC Debt Sales/Refinancing portfolios and $468 million, ($64) million and $202 million from net realized gains from insurance-related investments for the years ended 2001, 2000 and 1999, respectively.

     Revenues, net of interest expense, in 2001 of $907 million decreased $1.402 billion from 2000 primarily reflecting lower venture capital results and current year impairment write-downs in insurance-related and other proprietary investments, partially offset by increased gains in insurance-related and other proprietary investments. Revenues, net of interest expense, in 2000 of $2.309 billion increased $1.220 billion from 1999 primarily reflecting increases in venture capital results and gains on the exchange of certain Latin American bonds. The 2000 first quarter included losses in insurance-related investments from repositioning activities designed to improve yields and maturity profiles, and write-downs in the refinancing portfolio.

     Investments Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

CORPORATE/OTHER

IN MILLIONS OF DOLLARS                               2001                2000(1)       1999(1)
-------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF
  INTEREST EXPENSE(2)                           $    (397)            $  (697)       $   30
Adjusted operating expenses(2)                        801                 642           797
Adjusted provision (credit) for benefits
  claims and credit losses(2)                           1                  (4)          208
-------------------------------------------------------------------------------------------
CORE LOSS BEFORE TAX BENEFITS
  AND MINORITY INTEREST                            (1,199)             (1,335)         (975)
Income tax benefits                                  (504)               (477)         (338)
Minority interest, after-tax                           11                  --             -
-------------------------------------------------------------------------------------------
CORE LOSS                                            (706)               (858)         (637)
Restructuring-related items and
  merger-related costs, after-tax                       3                (249)          (20)
Housing Finance unit charge, after-tax                 --                 (71)           --
-------------------------------------------------------------------------------------------
LOSS                                            $    (703)            $(1,178)       $ (657)
===========================================================================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes Housing Finance unit charge and restructuring-related items and merger-related costs.

     Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, the remainder of Internet-related development activities not allocated to the individual businesses and in 1999 and 2000, activities related to the Associates Housing Finance (AHF) unit. In January 2000, Associates announced its intention to discontinue the loan origination operations of its AHF unit. Prior to the announcement, AHF originated and serviced loans for manufactured homes.

     Adjusted revenues in 2001 of ($397) million increased $300 million from 2000 due to lower net treasury costs primarily related to reduced rates and the impact of higher intersegment eliminations, partially offset by increased funding costs related to the Associates and Banamex acquisitions. Adjusted revenues in 2000 of ($697) million decreased $727 million from 1999 primarily reflecting the discontinuation of AHF activity, higher net treasury costs and the impact of lower intersegment eliminations. Adjusted operating expenses in 2001 of $801 million increased $159 million from 2000 primarily due to the impact of higher intersegment eliminations, as well as a $57 million fourth quarter pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citigroup's earnings after related tax benefits and investment gains, partially offset by a 2000 $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation. Adjusted operating expenses in 2000 of $642 million decreased $155 million from 1999 primarily reflecting the discontinuation of AHF activity and decreases in certain unallocated corporate costs, intersegment eliminations, performance-based option expense and technology costs. The adjusted provision for benefits, claims and credit losses in 1999 primarily related to AHF.

     The 2000 after-tax restructuring-related items and merger-related charges of $249 million ($346 million pretax) included exit costs incurred as a result of Citigroup's acquisition of Associates. See Note 15 to the Consolidated Financial Statements for a discussion of restructuring-related items. The 2000 after-tax Housing Finance unit charge of $71 million ($112 million pretax) included costs related to the discontinuation of AHF loan origination operations. The 1999 after-tax restructuring-related charge of $20 million related primarily to accelerated depreciation.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate Outlook," and "Global Investment Management and Private Banking Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intent," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weakening global economic conditions, the economic crisis in Argentina, higher unemployment rates and the continued increase in bankruptcy filings in Japan, sovereign or regulatory actions, and political conditions and developments; possible changes in estimated reserves for property and casualty insurance losses, an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities, the changing trend in policyholders' claims with respect to aggregation limits and separate occurrence treatment, and environmental and asbestos claims and related litigation; the highly competitive nature of the personal-lines marketplace; inflationary pressures in medical costs and auto and home repair costs; asbestos-related developments including more intensive advertising by lawyer seeking asbestos claimants and the increasing focus by plaintiffs on new and previously peripheral defendants; rising reinsurance and litigation costs in the property and casualty insurance marketplace; proposed changes in laws and regulations on the cost and availability of certain types of insurance, as well as the claim and coverage obligations of insurers; assessments on insurance subsidiaries from state-administered guaranty associations, second-injury funds and similar associations; the amount of refinancing activity in mortgage banking; the effect of banking and financial services reforms, of rules governing the regulatory treatment of merchant banking investments, and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce based efforts.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. Included in this oversight is an assessment of the accounting and financial reporting risks across all businesses.

     The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

- INTEGRATION OF BUSINESS AND RISK MANAGEMENT--Risk management is integrated within the business plan and strategy.

- RISK OWNERSHIP--All risks and resulting returns are owned and managed by an accountable business unit.

- INDEPENDENT OVERSIGHT--Risk limits are approved by both business management and independent risk management.

- POLICIES--All risk management policies are clearly and formally documented.

- RISK IDENTIFICATION AND MEASUREMENT--All risks are measured using defined methodologies, including stress testing.

- LIMITS AND METRICS--All risks are managed within a limit framework.

- RISK REPORTING--All risks are comprehensively reported across the organization.

     The risk management functions at the corporate-level are responsible for establishing Citigroup risk management standards for the measurement, approval, reporting and limiting of risk, appointing independent risk managers at the business-level, approving business unit risk management policies, approving business risk-taking authority through the allocation of limits and capital, and reviewing, on an ongoing basis, major risk exposures and concentrations across the organization.

     The independent risk managers at the business-level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring ongoing consistency with Citigroup standards. The business risk managers have dual accountability--to the Citigroup Senior Risk Officer and to the head of their business unit.

     The Citigroup Senior Risk Officer is responsible for reviewing material corporate-wide risks, and determining appropriate exposure levels and limits. Risks are regularly reviewed with the independent business risk managers, the Citigroup Management Committee, and as necessary, with committees of the Board of Directors. Reviews may include analysis of current exposure levels, trends in exposure levels, as well as assessments of the impact of "normal" market moves and sudden, severe market events. The scope of risks covered includes, but is not limited to:

- Corporate Credit Risk, including obligor exposures vis-a-vis limits, risk ratings, industry concentrations, and country cross-border risks;

- Consumer Credit Risk, including product concentrations, regional concentrations, and trends in portfolio performance;

- Counterparty pre-settlement risk in trading activities;

- Distribution and underwriting risks;

- Price Risk, including the earnings or economic impact of changes in the level and volatilities of interest rates, foreign exchange rates and commodity, debt and equity prices on trading portfolios and on investment portfolios;

- Liquidity Risk, including funding concentrations and diversification strategy;

- Risks resulting from the underwriting, sale and reinsurance of life insurance policies and property and casualty policies (commercial, personal and performance bonds); and

- Other risks, including legal, technology, operational and franchise, as well as specific matters identified and reviewed in the Audit and Risk Review.

     The following sections summarize the process for managing credit and market risks within Citigroup's major businesses, and reflect the ongoing integration of businesses and risk management practices.

THE CREDIT RISK MANAGEMENT PROCESS
Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, securities transactions settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

CONSUMER CREDIT RISK
Within the Global Consumer Group (GCG), business-specific credit risk policies and procedures are derived from the following risk management framework:

- Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;

- Senior Business Managers are responsible for managing risk/return tradeoffs in their business;

- Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices;

- Approval policies for a product or business are tailored to internal audit ratings, profitability and credit risk management performance;

- Independent credit risk management is responsible for establishing the GCG Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

     Citigroup's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 62% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 67% originated in the United States and 33% originated from offices outside the United States. Mortgage and real estate loans constitute 44% of the total consumer loan portfolio and installment, revolving credit and other consumer loans constitute 56% of the portfolio.

CONSUMER PORTFOLIO REVIEW
In the consumer portfolio, credit loss experience is expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written-off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country. The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                     TOTAL                                         AVERAGE
IN MILLIONS OF DOLLARS, EXCEPT       LOANS           90 DAYS OR MORE PAST DUE(1)     LOANS                NET CREDIT LOSSES(1)
TOTAL AND AVERAGE LOAN AMOUNTS    ---------   -------------------------------     --------- ----------------------------------
IN BILLIONS                          2001       2001          2000(2)    1999(2)    2001       2001        2000(2)       1999(2)
------------------------------------------------------------------------------------------------------------------------------
Citibanking North America         $  11.7    $    96      $     35    $    55    $   9.3   $     96    $     64      $     90
    RATIO                                       0.82%         0.48%      0.78%                 1.03%       0.91%         1.22%
Mortgage Banking                     45.7      1,157           846        707       45.1         40          59            52
    RATIO                                       2.53%         2.01%      2.26%                 0.09%       0.16%         0.18%
Citi Cards                          107.7      2,135         1,497      1,285      102.1      5,556       3,921         3,903
    RATIO                                       1.98%         1.46%      1.51%                 5.44%       4.28%         4.91%
Other Cards                           1.0          6             6         21        1.5         47          65            49
    RATIO                                       0.61%         0.35%      1.31%                 3.13%       3.76%         3.00%
CitiFinancial                        60.2      2,002         1,272        943       58.7      1,583       1,338         1,189
    RATIO                                       3.32%         2.23%      1.96%                 2.70%       2.57%         2.66%
Western Europe                       19.0        800           835        928       18.0        338         342           345
    RATIO                                       4.21%         4.78%      5.39%                 1.88%       2.05%         2.00%
Japan                                14.4        178           101        112       14.4        589         406           270
    RATIO                                       1.24%         0.73%      1.19%                 4.10%       3.50%         3.49%
Asia (excluding Japan)               21.2        367           335        442       21.3        259         257           286
    RATIO                                       1.73%         1.51%      1.93%                 1.21%       1.16%         1.32%
Latin America                         5.3        248           235        303        6.0        279         321           408
    RATIO                                       4.71%         3.59%      3.99%                 4.63%       4.67%         5.32%
Mexico                                6.0        523            15         17        2.6         96          11            11
    RATIO                                       8.75%         5.17%      6.78%                 3.72%       3.67%         4.89%
CEEMEA                                2.5         36            32         46        2.3         39          38            32
    RATIO                                       1.41%         1.37%      2.25%                 1.70%       1.95%         1.96%
The Citigroup Private Bank(3)        25.7        135            61        120       24.9         14          23            19
    RATIO                                       0.53%         0.23%      0.54%                 0.06%       0.09%         0.10%
Other                                 4.0         18            30         33        3.4         13        (12)            39
------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                     $ 324.4    $ 7,701      $  5,300    $ 5,012    $ 309.6   $  8,948    $  6,833      $  6,693
RATIO                                           2.37%         1.75%      1.95%                 2.89%       2.48%         2.80%
------------------------------------------------------------------------------------------------------------------------------
Securitized receivables             (68.4)    (1,282)       (1,012)      (916)     (63.8)    (3,251)     (2,228)       (2,479)
Loans held for sale                 (11.9)      (110)         (110)       (32)     (14.2)      (317)       (182)         (121)
------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                    $ 244.1    $ 6,309      $  4,178    $ 4,064    $ 231.6   $  5,380    $  4,423      $  4,093
RATIO                                           2.58%         1.83%      2.09%                 2.32%       2.11%         2.24%
==============================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned Income.
(2) Reclassified to conform to the 2001 presentation.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                   END OF PERIOD                           AVERAGE
                                   -----------------------------      ----------------------------
IN BILLIONS OF DOLLARS                 2001      2000       1999         2001       2000      1999
--------------------------------------------------------------------------------------------------
TOTAL MANAGED                      $  324.4   $ 302.8    $ 257.2      $ 309.6    $ 275.5   $ 239.3
Securitized receivables               (68.4)    (60.6)     (58.0)       (63.8)     (57.0)    (51.0)
Loans held for sale                   (11.9)    (13.3)      (4.6)       (14.2)      (8.7)     (5.5)
--------------------------------------------------------------------------------------------------
ON-BALANCE SHEET                   $  244.1   $ 228.9    $ 194.6      $ 231.6    $ 209.8   $ 182.8
==================================================================================================

     Citigroup's allowance for credit losses of $10.088 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $5.169 billion at December 31, 2001, $4.946 billion at December 31, 2000 and $5.220 billion at December 31, 1999. The increase in the allowance for credit losses from 2000 was primarily due to the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.13% at December 31, 2001, down from 2.16% at

December 31, 2000 and 2.68% at December 31, 1999. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $244.1 billion grew $15 billion or 7% from December 31, 2000 primarily driven by the impact of the acquisitions of Banamex and EAB and growth in CitiFinancial, mostly real estate secured loans. On-balance sheet loans in Citi Cards declined in 2001 as growth in managed receivables was more than offset by increased securitization activity. In addition, loans in 2001 increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The decline in Latin America loans primarily reflects reductions associated with the re-denomination of certain consumer loans in Argentina. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due are expected to increase from 2001 levels as a result of portfolio growth and seasonal factors and as uncertain global economic conditions persist. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

IN MILLIONS OF DOLLARS                            2001       2000       1999
----------------------------------------------------------------------------
Allowance for credit losses                    $ 5,169    $ 4,946    $ 5,220
As a percentage of total consumer loans           2.13%      2.16%      2.68%
============================================================================

CORPORATE CREDIT RISK
For corporate clients and investment banking activities across the organization, the credit process is grounded in a series of fundamental policies, including:

- Ultimate business accountability for managing credit risks;

- Joint business and independent risk management responsibility for establishing limits and risk management practices;

- Single center of control for each credit relationship that coordinates credit activities with that client, directly approves or consents to all extensions of credit to that client, reviews aggregate exposures, and ensures compliance with exposure limits;

- Portfolio limits, including obligor limits by risk rating and by maturity, to ensure diversification and maintain risk/capital alignment;

- A minimum two-authorized credit officer-signature requirement on extensions of credit-one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;

- Uniform risk measurement standards, including risk ratings, which must be assigned to every obligor and facility in accordance with Citigroup standards; and

- Consistent standards for credit origination, measurement and documentation, as well as problem recognition, classification and remedial action.

     These policies apply universally across corporate clients and investment banking activities in the Corporate and Investment Bank and Emerging Markets. Businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may only do so under a Credit Program that has been approved by independent credit risk management. In all cases, the above policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

     The Global Corporate credit portfolio is diversified by obligor, industry and geographic location.

     The following table presents the Global Corporate credit portfolio before consideration of collateral by maturity at December 31, 2001 broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, banker's acceptances and leases; unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees:






                                    GREATER
                       WITHIN   THAN 1 YEAR       GREATER      TOTAL
IN BILLIONS            1 YEAR  BUT WITHIN 5  THAN 5 YEARS   EXPOSURE
--------------------------------------------------------------------
Direct outstandings     $ 133         $  54         $  28      $ 215
Unfunded commitments      132            52            10        194
--------------------------------------------------------------------
Total                   $ 265         $ 106         $  38      $ 409
====================================================================

CREDIT EXPOSURE ARISING FROM DERIVATIVES AND FOREIGN EXCHANGE

The Company measures and manages the credit exposure on its derivative and foreign exchange contracts taking into account both the current mark-to-market value of each contract plus a prudent estimate of its potential change in value over its life. The measurement of the potential future exposure for each credit facility is based on simulation of market rates and generally takes into account legally enforceable risk-mitigating agreements for each obligor such as netting and margining.

     Under a margin agreement the Company obtains collateral from its counterparties, consisting primarily of cash or marketable securities which are revalued on a regular basis. The collateral reduces the measured exposure.

     The current mark-to-market which is reported within the balance sheet credit exposure of $29.8 billion represents the current cost of replacing all contracts and is reported as a component of Trading Account Assets. The total exposure, which is used to manage counterparty risk, also includes a prudent estimate of the potential increase in the replacement cost of each credit facility. The simple sum of the maximum potential lifetime increase in replacement cost of all facilities is $101 billion. While the current mark-to-market and the maximum potential increase in replacement cost per credit facility for a single counterparty is a prudent number used to manage exposure, when summed across all facilities it materially overstates the potential loss that could occur at any one time.

PORTFOLIO MIX

The Global Corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings, unfunded commitments, derivatives, and foreign exchange, measured as discussed above, by region:

                                    DEC 31, 2001     DEC 31, 2000
-----------------------------------------------------------------
North America                             46%                48%
Europe                                    22%                22%
Japan                                      3%                 3%
Asia                                       9%                11%
Latin America                              6%                 7%
Mexico(1)                                  7%                 2%
CEEMEA                                     6%                 5%
Other                                      1%                 2%
-----------------------------------------------------------------
TOTAL                                    100%               100%
=================================================================

(1) December 31, 2001 includes Banamex outstandings and unfunded commitments.

     The Company attempts to maintain accurate and consistent risk ratings across the Global Corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the Corporate Risk Rating Policy. Any exception to the Policy must be approved by the Citigroup Senior Risk Officer. The Corporate Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

     Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived through the use of validated statistical models, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given default of the facility such as parent support, collateral or structure.

     Internal obligor ratings equivalent to BBB- and above are considered investment grade. Ratings below the equivalent of BBB- are considered non-investment grade.

     The following table presents the Global Corporate credit portfolio by internal obligor credit rating at December 31, 2001 and December 31, 2000, as a percentage of the total portfolio:

                                     DIRECT OUTSTANDINGS AND
                     DERIVATIVES        UNFUNDED COMMITMENTS
--------------------------------     -----------------------
                  2001      2000             2001       2000
------------------------------------------------------------
AAA/AA/A            75%       79%              42%        47%
BBB                 15%       14%              29%        23%
BB/B                 8%        6%              19%        18%
CCC or below          -        -                3%         2%
Unrated(1)           2%        1%               7%        10%
------------------------------------------------------------
                   100%      100%             100%       100%
============================================================

(1) Includes retail margin loans, as well as portfolios of recent acquisitions, which are in the process of conforming to Citigroup's risk rating methodology.

     The Global Corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks and governments and central banks.
The following table shows direct outstandings, unfunded commitments, derivatives and foreign exchange to the top thirteen industries as a percentage of the total commercial portfolio:

                                                     DEC. 31,      DEC. 31,
                                                        2001          2000
--------------------------------------------------------------------------
Banks                                                     14%           14%
Other financial institutions and investment banks         14%           11%
Governments and central banks                             11%            7%
Telephone and cable                                        4%            5%
Insurance                                                  4%            4%
Industrial machinery and equipment                         4%            4%
Agricultural and food prep                                 4%            4%
Utilities                                                  4%            4%
Freight transportation                                     3%            4%
Global information technology                              3%            4%
Petroleum                                                  3%            3%
Chemicals                                                  2%            3%
Autos                                                      2%            2%
Other industries(1)                                       28%           31%
--------------------------------------------------------------------------
TOTAL                                                    100%          100%
==========================================================================

(1) Includes all other industries, none of which exceed 2% of total outstandings.

GLOBAL CORPORATE PORTFOLIO REVIEW
Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                       2001      2000       1999
----------------------------------------------------------------------
CASH-BASIS LOANS AT YEAR-END
  Corporate and Investment Bank(1)(4)     $ 1,525   $   776    $   481
  EM Corporate & GTS                        1,465     1,069        989
  Mexico (2)                                1,030        79         55
Insurance and Investment Activities (3)        21        46         55
----------------------------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS         $ 4,041   $ 1,970    $ 1,580
======================================================================
NET CREDIT LOSSES
  Corporate and Investment Bank (4)       $ 1,261   $   536    $   145
  EM Corporate & GTS                          321       199        388
  Mexico (2)                                   66        29         21
Insurance and Investment Activities (3)        --         7         --
----------------------------------------------------------------------
TOTAL COMMERCIAL NET CREDIT LOSSES        $ 1,648   $   771    $   554
======================================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the Corporate and Investment Bank. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(2) 2001 includes Banamex cash-basis loans and net-credit losses.
(3) Investment Activities results are reported in the Investment Activities segment.
(4) In 1999, excludes amounts related to manufactured housing, as such loan origination operations were discontinued in early 2000. Excluded cash-basis loans and net-credit losses relating to manufactured housing were $55 million and $36 million, respectively.

     Total commercial cash-basis loans were $4.041 billion, $1.970 billion and $1.580 billion at December 31, 2001, 2000 and 1999, respectively. Cash-basis loans in CIB were $1.525 billion, $776 million and $481 million at December 31, 2001, 2000 and 1999, respectively, reflecting increases in the transportation leasing portfolio and borrowers in the telecommunication, energy, utility, and retail industries. EM Corporate & GTS cash-basis loans were $1.465 billion, $1.069 billion and $989 million at December 31, 2001, 2000 and 1999, respectively. The increase in 2001 primarily reflects increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. The increase in 2000 was primarily due to the acquisition of Bank Handlowy along with increases in Latin America, partially offset by improvements in Asia. Mexico cash-basis loans were $1.030 billion, $79 million and $55 million at December 31, 2001, 2000 and 1999, respectively.
The increase in 2001 reflects the acquisition of Banamex whose cash-basis loans include exposures in steel, textile, food products and other industries.

     Total Other Repossessed Assets were $439 million, $292 million and $256 million at December 31, 2001, 2000 and 1999, respectively, primarily reflecting increases in repossessed transportation equipment and the acquisition of Banamex.

     Total commercial loans outstanding at December 31, 2001 were $148 billion compared to $138 billion and $120 billion at December 31, 2000 and 1999, respectively.

     Total commercial net credit losses of $1.648 billion in 2001 increased $877 million compared to 2000 primarily reflecting increases in CIB and EM Corporate & GTS. CIB net credit losses of $1.261 billion in 2001 were up $725 million compared to 2000 primarily reflecting higher net credit losses in the transportation portfolio combined with higher net credit losses in the telecommunication, energy, retail and airline industries. EM Corporate & GTS net credit losses of $321 million in 2001 increased $122 million from 2000 primarily due to write-downs in Argentina, partially offset by improvements in CEEMEA. Total commercial net credit losses increased $217 million in 2000 compared to 1999 primarily due to increases in CIB, partially offset by decreases in EM Corporate & GTS. The CIB increase in 2000 was due to write-offs on the transportation portfolio and North American health care borrowers, 1999 recoveries on real estate loans and the inclusion of losses for Copelco, which was acquired in the second quarter of 2000. The EM Corporate & GTS decrease in 2000 primarily reflects improvements in Asia, mainly China, Indonesia, Australia and Thailand, and in CEEMEA. For a further discussion of trends by business, see the business discussions on pages 21 to 23.

     Citigroup's allowance for credit losses of $10.088 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $4.919 billion at December 31, 2001 compared to $4.015 billion and $3.633 billion at December 31, 2000 and 1999, respectively. The increase in the allowance at December 31, 2001 primarily reflects the acquisition of Banamex. The increase in the allowance at December 31, 2000 primarily reflects additional provisions related to the transportation portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from the 2001 levels due to weakening global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

IN BILLIONS OF DOLLARS AT YEAR-END              2001       2000       1999
--------------------------------------------------------------------------
Commercial allowance for credit losses       $ 4.919    $ 4.015    $ 3.633
As a percentage of total commercial loans       3.31%      2.90%      3.02%
==========================================================================

REINSURANCE RISK
In the course of its insurance activities, TPC reinsures a portion of the risks it underwrites in an effort to control its exposure to losses, stabilize earnings and protect capital resources. TPC cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to TPC generally to the extent of the reinsurance ceded, TPC remains primarily liable as the direct insurer on all risks reinsured. TPC also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TPC monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition and business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 14 to the Consolidated Financial Statements.

THE MARKET RISK MANAGEMENT PROCESS
Market risk at Citigroup--like credit risk--is managed through corporate-wide standards and business policies and procedures.

- Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup-level.

- Each business is required to establish, and have approved by independent Market Risk Management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.

- Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored and reported, to ensure transparency in risk-taking activities and integrity in risk reports.

     In all cases, the businesses are ultimately responsible for the market risks that they take, and for remaining within their defined limits.

     Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity Risk is discussed in the Liquidity and Capital Resources section.

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

     Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments that are designated and effective as hedges. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

     Earnings-at-Risk is the primary method for measuring price risk in Citigroup's non-trading portfolios (excluding the Insurance companies). Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward parallel shift in the yield curve for the appropriate currency. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

     Citigroup's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citigroup also has

Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

     The following table illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2001, the potential impact on pretax earnings over the next 12 months is a decrease of $241 million from an interest rate increase and an increase of $244 million from an interest rate decrease. This level of 12 month Earnings-at-Risk equates to less than 1.5% of Citigroup pretax earnings in 2001. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $898 million from an increase in interest rates and a decrease of $1,082 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year reflects the growth in Citigroup's fixed funding, the change in mortgage prepayment characteristics in our portfolio, offset by the change in the asset/liability mix to reflect Citigroup's view of interest rates.

     The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $208 million for 2002 and a potential positive impact of $207 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $208 million for 2002 and potential negative impact of $207 million for the years thereafter. The change in Earnings-at-Risk from December 31, 2000 primarily represents the inclusion of Banamex's Mexican peso exposure.

     Excluding the impact of changes in Mexican peso interest rates the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of $275 million for 2002 and potential negative impact $236 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have potential positive impact on Citigroup's pretax earnings of $278 million for 2002 and a potential positive impact of $250 million for the years thereafter. The sensitivity to rising rates in the other non-U.S. dollar Earnings-at-Risk from prior year reflects the change in the use of derivatives in managing the risk portfolio and the change in the asset/liability mix to reflect Citigroup's view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                                                         DECEMBER 31, 2001
                        ------------------------------------------------------------------
                                U.S. DOLLAR           MEXICAN PESO   OTHER NON-U.S. DOLLAR
                        ------------------------------------------------------------------
IN MILLIONS OF DOLLARS  INCREASE   DECREASE   INCREASE    DECREASE    INCREASE    DECREASE
------------------------------------------------------------------------------------------
Twelve months and less    $ (241)  $    244      $ 208      $ (208)     $ (275)      $ 278
Thereafter                   898     (1,082)       207        (207)       (238)        250
------------------------------------------------------------------------------------------
Total                     $  657   $   (838)     $ 415      $ (415)     $ (511)      $ 528
==========================================================================================

                                                                         December 31, 2001(2)
                        ------------------------------------------------------------------
                                U.S. dollar           Mexican peso   Other non-U.S. dollar
                        ------------------------------------------------------------------
IN MILLIONS OF DOLLARS  Increase   Decrease   Increase    Decrease    Increase    Decrease
------------------------------------------------------------------------------------------
Twelve months and less    $ (243)    $  270      $  (9)       $  9      $ (178)      $ 180
Thereafter                   778       (883)        (9)          9         (89)        106
------------------------------------------------------------------------------------------
Total                     $  535     $ (613)     $ (18)       $ 18      $ (267)      $ 286
==========================================================================================

(1) Excludes the Insurance Companies (see below).
(2) Prior year amounts have been restated to conform with the current period's presentation.

INSURANCE COMPANIES
The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies, as a result of a 100 basis point increase in interest rates.

IN MILLIONS OF DOLLARS AT DECEMBER 31,             2001      2000
-----------------------------------------------------------------
ASSETS
Investments                                     $ 3,404   $ 2,715
-----------------------------------------------------------------
LIABILITIES
Long-term debt                                  $    18   $    28
Contractholder funds                                775       542
Redeemable securities of subsidiary trusts            1        44
=================================================================

     A significant portion of the Insurance companies' liabilities (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citigroup non-trading portfolios or the Value-at-Risk for the trading portfolios.

TRADING PORTFOLIOS
Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complete products, established by the business and approved by independent market risk management.

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

     New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations and other support areas, as required.

     The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

     For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $54 million at December 31, 2001. Daily exposures averaged $63 million in 2001 and ranged from $39 million to $96 million.

     The following table summarizes Value-at-Risk in the trading portfolios as of December 31 2001 and 2000, along with the averages.

                                  DEC. 31,       2001     Dec. 31,      2000(1)
IN MILLIONS OF DOLLARS               2001     AVERAGE        2000(1) Average
----------------------------------------------------------------------------
Interest rate                        $ 44        $ 55        $ 53       $ 43
Foreign Exchange                        9          12          11         10
Equity                                 10          15          24         20
All other (primarily commodity)        21          18          15         14
Covariance adjustment                 (30)        (37)        (39)       (35)
----------------------------------------------------------------------------
                                     $ 54        $ 63        $ 64       $ 52
============================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.

     The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2001 and 2000.

                                          2001              2000(1)
                                 -------------------------------
IN MILLIONS OF DOLLARS            LOW     HIGH      LOW     HIGH
----------------------------------------------------------------
Interest rate                    $ 33     $ 90     $ 32     $ 65
Foreign Exchange                    6       22        5       26
Equity                              9       53       10       51
All other (primarily commodity)     8       52        6       32
================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.

MANAGEMENT OF CROSS-BORDER RISK
Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the risk management framework described on page 34.

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

CROSS-BORDER OUTSTANDINGS AND COMMITMENTS
Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets for the respective periods include:

                                                                                                            DECEMBER 31, 2001
                          ---------------------------------------------------------------------------------------------------
                                        CROSS-BORDER CLAIMS ON THIRD PARTIES
                          --------------------------------------------------    NET INVESTMENTS
                           TRADING AND     CROSS-BORDER                          IN AND FUNDING    TOTAL CROSS-
                            SHORT-TERM           RESALE                                OF LOCAL          BORDER
IN BILLIONS OF DOLLARS          CLAIMS(1)    AGREEMENTS    ALL OTHER    TOTAL        FRANCHISES    OUTSTANDINGS   COMMITMENTS(2)
-----------------------------------------------------------------------------------------------------------------------------
Germany                          $ 6.0            $ 5.8        $ 1.5   $ 13.3             $ 0.2          $ 13.5        $  7.3
Mexico(3)                          3.3               --          5.6      8.9               3.4            12.3           0.6
United Kingdom                     3.9              3.6          3.7     11.2                --            11.2          16.8
France                             5.1              3.8          1.5     10.4               0.5            10.9           8.7
Brazil                             3.2               --          2.8      6.0               4.7            10.7           0.3
Italy                              5.3              1.4          1.2      7.9               1.8             9.7           2.4
Japan                              2.9              3.5          1.5      7.9                --             7.9           3.3
Canada                             2.7              0.1          3.0      5.8               2.1             7.9           3.4
Netherlands                        4.1              1.8          1.3      7.2                --             7.2           3.0
=============================================================================================================================

                                      December 31, 2001
                            ---------------------------
                             Total cross
                                  border
IN BILLIONS OF DOLLARS      outstandings    Commitments(2)
-------------------------------------------------------
Germany                           $ 12.4         $  7.1
Mexico(3)                            3.9            1.7
United Kingdom                      10.9           15.4
France                              13.4            8.4
Brazil                               8.1            0.2
Italy                                9.9            5.7
Japan                                7.4            0.8
Canada                               8.9            5.0
Netherlands                         10.6            1.9
=======================================================

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

     Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis, at December 31, 2001, 2000, and 1999 were (in billions): Germany ($19.5, $16.8, and $14.9), Mexico ($13.2, $4.7, and $5.2),
the United Kingdom ($9.3, $9.6, and $8.8), France ($13.5, $13.5, and $7.9),
Brazil ($11.9, $9.8, and $4.9), Italy ($12.8, $13.9, and $10.2), Japan ($6.5,
$9.1, and $10.5), Canada ($8.9, $9.0, and $7.1), and the Netherlands ($6.9,
$7.7, and $5.0), respectively.

     Cross-border commitments (in billions) at December 31, 1999 were $3.7 for Germany, $0.1 for Mexico, $15.5 for the United Kingdom, $2.2 for France, $0.1 for Brazil, $0.4 for Italy, $0.1 for Japan, $2.1 for Canada, and $2.9 for the Netherlands.

     The sector percentage allocation for bank, public, and private cross-border claims on third parties under FFIEC guidelines at December 31, 2001 was: Germany (17%, 59%, and 24%) Mexico (1%, 28%, and 71%), the United Kingdom (24%, 18%,and
58%), France (26%, 47%, and 27%), Brazil (14%, 25%, and 61%), Italy(13%, 72%,
15%), Japan (21%, 22%, and 57%), Canada (30%, 9%, and 61%), and the Netherlands (16%, 13%, and 71%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Citigroup's primary source of capital resources is its net earnings. Other sources include proceeds from the issuance of trust preferred securities, senior debt, subordinated debt and commercial paper. Citigroup can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as automobiles and single-family residences.

     Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations.

     As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, SSB, TIC and TPC. Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency requirements that also impact their capitalization levels.

     During 2002, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. It is also anticipated that during 2002 Citigroup will maintain its share repurchase program.

     Citigroup announced that its wholly-owned subsidiary, Travelers Property Casualty Corp. (TPC), intends to sell a minority interest in TPC in an initial public offering and Citigroup intends to make a tax free distribution to its stockholders of such amount of the remainder of its interest in TPC so that it will hold approximately 9.9% of the outstanding voting securities of TPC following the initial public offering and tax-free distribution. The distribution is expected to be concluded by the year-end 2002. Citigroup is not obligated to conclude the distribution at that time or at all. The distribution of TPC, if it occurs, will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by an amount in excess of $7 billion. This paragraph and the preceding paragraph contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

     Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

     Citigroup, has unutilized bilateral committed revolving credit facilities in the amount of $950 million that expire in 2002. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $56 billion at December 31, 2001.

     Associates, a subsidiary of Citicorp has a combination of unutilized credit facilities of $6.8 billion as of December 31, 2001 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2001, this requirement was exceeded by approximately $49 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

     Citicorp, Salomon Smith Barney, and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including
Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

     The following table summarizes the maturity profile of the Company's consolidated contractual long-term debt payments and operating leases at December 31, 2001:

IN MILLIONS OF DOLLARS         LONG-TERM DEBT    OPERATING LEASES
-----------------------------------------------------------------
2002                                 $ 31,202              $1,079
2003                                   24,636                 927
2004                                   16,305                 761
2005                                   13,175                 759
2006                                   10,045                 488
Thereafter                             26,268               2,654
-----------------------------------------------------------------
TOTAL                                $121,631              $6,668
=================================================================

MANAGEMENT OF LIQUIDITY
Management of liquidity at Citigroup is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury. Each major operating subsidiary and/or country must prepare an annual liquidity and funding plan for the approval by the Corporate Treasurer. Under the annual liquidity and funding plan, liquidity limits, targets and ratios are established. Contingency Funding Plans are prepared on a periodic basis for Citigroup and each major operating subsidiary and country. These plans include stress testing of assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in Emerging Markets countries.

     Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citigroup's strong capital position. Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which its operates.

     Other liquidity and capital resource considerations for Citigroup and its major operating facilities follow.

OFF-BALANCE SHEET ARRANGEMENTS
Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments.

     The principal uses of SPEs are to obtain sources of liquidity by securitizing certain of Citigroup's financial assets, to assist our clients in securitizing their financial assets, and to create other investment products for our clients.

     SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE, converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account, overcollateralization in the form of excess assets in the SPE, or a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

SECURITIZATION OF CITIGROUP'S ASSETS
Citigroup securitizes credit card receivable, mortgage, home equity and auto loans, and certain other financial assets that it originates or purchases.

CREDIT CARD RECEIVABLES
Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citigroup sells receivables into the trust on a non-recourse basis.

     After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trust. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund about 60% of its Card business.

     At December 31, 2001, total assets in the credit card trusts were $87 billion. Of that amount, $67 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $20 billion is recorded in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests. Amounts receivable from the trusts were $1,098 million and amounts due to the trusts were $701 million at December 31, 2001. During the year-ended December 31, 2001, finance charges and interchange fees of $10.1 billion were collected by the trusts. Also for the year-ended December 31, 2001, the trusts recorded $6.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.2 billion were earned and an additional $3.6 billion of net cash flows were received by the Company in 2001.

MORTGAGES, HOME EQUITY AND AUTO LOANS

The Company provides a wide range of mortgage, home equity and auto loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactures housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE.

     At December 31, 2001, total loans securitized and outstanding were $85 billion. Servicing rights and other retained interests amounted to $3.2 billion at December 31, 2001. During the year ended December 31, 2001, the Company recognized $271 million of gains on securitizations of mortgage loans.

     The following table summarizes certain cash flows received from and paid to securitization trusts during the year ended December 31, 2001:

                                                                             2001
---------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                     CREDIT CARDS     MORTGAGES(1) AND AUTO
---------------------------------------------------------------------------------
Proceeds from new securitizations                $ 22.7                     $34.8
Proceeds from collections reinvested
  in new receivables                              131.4                       0.4
Servicing fees received                             1.2                       0.3
Cash flows received on retained
  interests and other net cash flows                3.6                       0.4
=================================================================================

(1) Includes mortgages and home equity loans.

SECURITIZATIONS OF CLIENT ASSETS
The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

     The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At December 31, 2001, total assets in the conduits were $52 billion.

     The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while other have a more actively managed portfolio of financial assets. The Company receives fees for structuring and distributing the CDO securities to investors.

CREATION OF OTHER INVESTMENT PRODUCTS
The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, and other investment funds, for institutional and private bank clients as well as retail customers, that match the clients' investment needs and preferences. The SPEs may be credit-enhanced by excess assets in the investment pool or by third party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. The Company typically manages the SPE for market-rate fees. In addition, the Company may be one of several liquidity providers to the SPE and may place the securities with investors. The Company has no ownership interest in these entities.

CREDIT COMMITMENTS AND LINES OF CREDIT
The table below summarizes Citigroup's credit commitments. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS AT YEAR-END                                               2001
-------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees            $ 29,541
Performance standby letters of credit and foreign office guarantees             7,749
Commercial and similar letters of credit                                        5,681
One-to-four family residential mortgages                                        5,470
Revolving open-end loans secured by 1-4 family residential properties           7,107
Commercial real estate, construction and land development                       1,882
Credit card lines(1)                                                          387,396
Commercial and other consumer loan commitments(2)                             210,909
-------------------------------------------------------------------------------------
Total                                                                        $655,735
=====================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $138 billion with original maturity less than one year and approximately $50 billion with original maturity of one-to-five years.

CAPITAL

CITIGROUP INC. (CITIGROUP)
Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by leverage ratio requirement.

CITIGROUP RATIOS

AT YEAR END                                     2001                 2000
-------------------------------------------------------------------------
Tier 1 capital                                  8.42%                8.38%
Total capital (Tier 1 and Tier 2)              10.92                11.23
Leverage(1)                                     5.64                 5.97
Common stockholders' equity                     7.58                 7.14
=========================================================================

(1) Tier 1 capital divided by adjusted average assets.

     Citigroup maintained a strong capital position during 2001. Total capital (Tier 1 and Tier 2) amounted to $75.8 billion at December 31, 2001, representing 10.92% of risk-adjusted assets. This compares to $73.0 billion and 11.23% at December 31,2000. Tier 1 capital of $58.4 billion at December 31,2001 represented 8.42% of risk-adjusted assets, compared to $54.5 billion and 8.38% at December 31, 2000. Citigroup's leverage ratio was 5.64% at December 31,2001 compared to 5.97% at December 31, 2000. See Note 18 to the Consolidated Financial Statements.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS AT YEAR-END                                  2001         2000
-------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                     $ 79,722     $ 64,461
Qualifying perpetual preferred stock                               1,400        1,745
Qualifying mandatorily redeemable securities
   of subsidiary trusts                                            6,725        4,920
Minority interest                                                    803          334
Less: Net unrealized gains on securities
   available-for-sale(1)                                            (852)        (973)
Accumulated net gains on cash flow hedges, net of tax               (168)           -
Intangible assets:
   Goodwill                                                      (23,861)     (11,972)
   Other intangible assets                                        (4,944)      (3,572)
Net unrealized losses on available-for-sale
  equity securities, net of tax(1)                                     -          (68)
50% investment in certain subsidiaries(2)                            (72)         (82)
Other                                                               (305)        (295)
-------------------------------------------------------------------------------------
TOTAL TIER 1 CAPITAL                                              58,448       54,498
-------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses(3)                                     8,694        8,140
Qualifying debt(4)                                                 8,648       10,492
Unrealized marketable equity securities gain(1)                       79            -
Less: 50% investment in certain subsidiaries(2)                      (72)         (82)
-------------------------------------------------------------------------------------
TOTAL TIER 2 CAPITAL                                              17,349       18,550
-------------------------------------------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                               $ 75,797     $ 73,048
=====================================================================================
RISK-ADJUSTED ASSETS(5)                                         $694,035     $650,351
=====================================================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The Federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. The net decrease in qualifying debt during 2001 was due to redemptions of subsidiary-obligated debt.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $26.2 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2001 compared to $27.7 billion as of December 31, 2000. Market risk equivalent assets included in risk-adjusted asses amounted to $31.4 billion and $39.6 billion at December 31, 2001 and 2000, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

     Common stockholders' equity increased a net $15.3 billion during the year to $79.7 billion at December 31, 2001, representing 7.58% of assets, compared to $64.5 billion and 7.14% at year-end 2000. The increase in common stockholders' equity during the year principally reflected net income of $14.1 billion, $6.5 billion related to the issuance of shares to effect the Banamex acquisition, and $2.2 billion related to the issuance of shares pursuant to employee benefit plans and other activity, offset by dividends declared on common and preferred stock of $3.2 billion, treasury stock acquired of $3.0 billion, and $1.3 billion related to foreign currency translation adjustment and change in unrealized gains and losses on investment securities. The increase in the common stockholders' equity ration during the year reflected the above items, and was partially offset by the increase in total assets.

     During the 2001 fourth quarter, the Board of Directors granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's program of buying back its shares. Under its long-standing repurchase program, the Company buys back shares in the market from time to time.

     During the 2001 fourth quarter, Citigroup redeemed its Series K cumulative preferred stock for $250 million.

     On January 7, 2002, Citigroup redeemed for cash all outstanding shares of its Series U cumulative preferred stock. Because notice for redemption of these shares occurred prior to year-end, they did not qualify as Tier 1 Capital at December 31, 2001.

     The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at December 31, 2001 and 2000 were $6.725 billion and $4.92 billion, respectively. The amount outstanding at December 31,2001 includes $4.85 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities, and at December 31, 2000 includes $2.30 billion of parent-obligated securities and $2.62 billion of subsidiary-obligated securities. On January 7, 2002, Citigroup redeemed for cash the $400 million Citigroup Capital 1 Trust Preferred Securities (16 million 8% Trust Preferred Securities at the redemption price of $25 per Preferred Security plus any accrued and unpaid distribution thereon). Because notice for redemption of these securities occurred prior to year end, they did not qualify as Tier 1 Capital at December 31, 2001.

     Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 2001, all of Citigroup's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

     On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15% of an organization's Tier 1 capital. For covered investments that aggregate more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% applies. The rules are not expected to have significant impact on Citigroup.

     In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is still intended to be finalized by year-end 2002, with implementation of the new framework beginning in 2005. The Company is monitoring the status and progress of the proposed rule.

     On November 29, 2001 the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for -dollar capital for residual interest not deducted for Tier 1 capital. These rules, which require adoption in the fourth quarter of 2002, are not expected to have a significant impact on Citigroup.

     Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding three paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward Looking Statements" on page 33.

CITICORP
The in-country forum for liquidity issues is the Asset/Liability Management Committee (ALCO), which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Citigroup Corporate Treasurer, in concert with the Country Corporate Officer and the Regional Market Risk Manager, appoints the Country Treasurer.

     Each Country Treasurer must prepare a liquidity plan at least annually that is approved by the Country Corporate Officer, the Regional Treasurer, and the Citigroup Corporate Treasurer. The liquidity profile is monitored on an on-going basis and reported monthly. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or providers of liquidity to Citicorp.

     Regional Treasurers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

     Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and business. Particular attention is paid to those businesses which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

     A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% of total funding at December 31, 2001 and 55% at December 31, 2000, are broadly diversified by both geography and customer segments.

     Stockholders's equity, which grew $15.6 billion during the year to $63.5 billion at year-end 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2001 was $81.1 billion, compared with $80.3 billion at year-end 2000.

     Asset securitization programs remain an important source of liquidity. Loans securitized during 2001 included $23.3 billion of U.S. credit cards and $24.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2001, the scheduled amortization of certain credit card securitization transactions made available $11.6 billion of new receivables. In addition, at least $9.4 billion of credit card securitization transactions are scheduled to amortize during 2002.

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

     Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $9.1 billion, adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $8.9 billion of the available $9.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

     Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

CITICORP RATIOS

AT YEAR-END                                   2001                 2000
-----------------------------------------------------------------------
Tier 1 capital                                8.33%                8.41%
Total capital (Tier 1 and Tier 2)            12.41                12.29
Leverage(1)                                   6.85                 7.54
Common stockholder's equity                   9.81                 8.68
=======================================================================

(1) Tier 1 capital divided by adjusted average assets.

     Citicorp maintained a strong capital position during 2001. Total capital (Tier 1 and Tier 2) amounted to $62.9 billion at December 31,2001, representing 12.41% of risk-adjusted assets. This compares with $58.0 billion and 12.29% at December 31,2000. Tier 1 capital of $42.2 billion at year-end 2001 represented 8.33% of risk-adjusted assets, compared with $39.7 billion and 8.41% at year-end 2000. The Tier 1 capital ratio at year-end 2001 was above Citicorp's target range of 8.00% to 8.30%. See Note 18 to the Consolidated Financial Statements.

SALOMON SMITH BARNEY HOLDINGS INC.
(SALOMON SMITH BARNEY)
Salomon Smith Barney's total assets were $301 billion at December 31, 2001, compared to $238 billion at year-end 2000. Due to the nature of Salomon Smith Barney's trading activities, it is not uncommon for asset levels to fluctuate from period to period. At December 31, 2001, approximately 35% of these assets represent trading securities, commodities, and derivatives used for proprietary trading and to facilitate customer transactions. Approximately 46% of these assets were assets were related to collateralized financing transactions where securities are bought, borrowed, sold, and lent in generally offsetting amounts. A significant portion of the remainder of the assets represented receivables from brokers, dealers, clearing organizations, and customers that relate to securities transactions in the process of being settled. The carrying values of the majority of Salomon Smith Barney's securities inventories are adjusted daily to reflect current prices. See Notes 1,5,6,7,8, and 23 to the Consolidated Financial Statements for a further description of these assets.

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

     Salomon Smith Barney funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowing and TruPS(R). Secured short-term financing, including repurchase agreements and secured loans, is Salomon Smith Barney's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory, notes, and corporate loans.

     Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that extends through May 21, 2002, with repayment on any borrowings due by May 21, 2004. Salomon Smith Barney may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for this facility through facility fees. Under this facility, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2001, this requirement was exceeded by approximately $4.3 billion. At December 31, 2001, there were no borrowings outstanding under this facility. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

     Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $26.8 billion at December 31, 2001 and $19.7 billion at December 31, 2000. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

TRAVELERS PROPERTY CASUALTY CORP. (TPC)
TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion is available by the end of 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to such approval depending upon the amount and timing of the payments.

THE TRAVELERS INSURANCE COMPANY (TIC)
At December 31, 2001, TIC had $34.1 billion of life and annuity product deposit funds and reserves. Of that total, $19.1 billion is not subject to discretionary withdrawal based on contract terms. The remaining $15.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $4.2 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion of liabilities is surrenderable without charge. More than 10.2% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

     Scheduled maturities of guaranteed investment contracts (GICs) in 2002, 2003, 2004, 2005 and thereafter are $3.972 billion,$1.441 billion, $1.141 billion, $965 million, and $3.832 billion, respectively. At December 31, 2001, the interest rates credited on GICs had a weighted average rate of 5.10%.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $586 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department.

INSURANCE INDUSTRY--RISK-BASED CAPITAL
The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 2001 and 2000, all of the Company's life and property and casualty companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

GLOSSARY OF TERMS

ADJUSTED OPERATING EXPENSES--GAAP operating expenses excluding restructuring- and merger-related items.

ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS AND CREDIT LOSSES--Provisions for benefits, claims and credit losses adjusted for the effect of securitization activities. See Adjusted Revenues.

ADJUSTED REVENUES--Reflects the reclassification of net credit losses on securitized receivables, where the Company continues to manage the receivables after they have been securitized, from other income to the adjusted provisions for benefits, claims and credit losses.

ANNUITY--A contract that pays a periodic benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

ASSETS UNDER MANAGEMENT--Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup's balance sheet.

CASH BASIS LOANS--Loans on which interest payments are recorded when collected from the borrower. These are loans in which the borrower has fallen behind in interest payments, and are considered as nonaccrual assets. In situations where the lender reasonably expects that only a portion of the principal and interest owed ultimately will be collected, payments are credited directly to the outstanding principal.

CATASTROPHE--A severe loss, usually involving risks such as fire, earthquake, windstorm, explosion and other similar events.

CATASTROPHE LOSS--Loss and directly identified loss adjustment expenses from catastrophes.

CATASTROPHE REINSURANCE--A form of excess of loss property reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified limit or indemnifies the coding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.

CLAIM--Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

CLEAN LETTER OF CREDIT--An instrument issued by a bank on behalf of its customer which gives the beneficiary the right to draw funds upon the presentation of the letter of credit in accordance with its terms and conditions. Generally, they are issued to guarantee the performance of the customer or to act as a payment mechanism. Clean letters of credit, unlike commercial letters of credit, are not related to the shipment of goods and do not require the beneficiary to present shipping documents in order to receive payment from the bank.

COMBINED RATIO--The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

COMMERCIAL LINES--The various kinds of property and casualty insurance that are written for businesses.

CORE INCOME--Net income excluding restructuring-related items and merger-related costs and cumulative effect of accounting changes or other non-recurring items, as specified.

CREDIT DEFAULT SWAP--An agreement between two parties whereby one party pays the other a fixed coupon over a specified term. The other party makes no payment unless a specified credit event such as a default occurs, at which time a payment is made and the swap terminates.

DEFERRED ACQUISITION COSTS--Primarily commissions and premium taxes, which vary with and are primarily related to the production of new insurance business that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

DEFERRED TAX ASSET--An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.

DEFERRED TAX LIABILITY--A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.

DERIVATIVE--A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities or financial or commodity indices.

DIRECT WRITTEN PREMIUMS--The amounts charged by a primary insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract.

EARNED PREMIUMS OR PREMIUMS EARNED--That portion of property-casualty premiums written that applies to the expired portion of the policy term.

FEDERAL FUNDS--Non-interest bearing deposits held by member banks at the Federal Reserve Bank.

FOREGONE INTEREST--Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)--Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board
(FASB), an independent self-regulatory organization, is the primary source of accounting rules.

LOSS ADJUSTMENT EXPENSES (LAE)--The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

LOSS AND LAE RATIO--For insurance company statutory accounting, it is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For GAAP, it is the ratio of incurred losses and loss adjustment expenses reduced by an allocation of fee income to net earned premiums.

LOSSES AND LOSS ADJUSTMENT EXPENSES--The sum of losses incurred and loss adjustment expenses.

MANAGED BASIS REPORTING--Reporting, adjusted to reflect certain effects of securitization activities, receivables held for securitization, and receivables sold with servicing retained. On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

MANAGED LOANS--Includes loans classified as Loans on the balance sheet plus loans held for sale which are included in other assets and securitized receivables, primarily credit card receivables.

MANAGED NET CREDIT LOSSES--Net credit losses adjusted for the effect of credit card securitizations. See Adjusted Revenues.

MINORITY INTEREST--When a parent owns a majority (but less than 100%) of a subsidiary's stock, the Consolidated Financial Statements must reflect the minority's interest in the subsidiary. The minority interest as shown in the Statement of Income is equal to the minority's proportionate share of the subsidiary's net income and, as included within other liabilities in the Statement of Financial Position, is equal to the minority's proportionate share of the subsidiary's net assets.

NET CREDIT LOSSES--Gross credit losses (write-offs) less gross credit recoveries.

NET CREDIT LOSS RATIO--Annualized net credit losses divided by average loans outstanding.

NET WRITTEN PREMIUMS--Direct written premiums plus assumed reinsurance premiums, less premiums ceded to reinsurers.

PERSONAL LINES--Types of property and casualty insurance written for individuals or families, rather than for businesses.

POOL--An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

PREMIUMS--The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

PROPERTY INSURANCE--Insurance that provides coverage to a person with an insurable interest in tangible property for that person's property loss, damage or loss of use.

REINSURANCE--A transaction in which a reinsurer (ASSUMING ENTERPRISE), for a consideration (PREMIUM), assumes all or part of a risk undertaken originally by another insurer (CEDING ENTERPRISE).

RETENTION--The amount of exposure an insurance company retains on any one risk or group of risks.

RETURN ON ASSETS--Annualized income (core or net) divided by average assets.

RETURN ON COMMON EQUITY--Annualized income (core or net) less preferred stock dividends, divided by average common equity.

RISK ADJUSTED REVENUE--Adjusted revenues less managed net credit losses.

RISK ADJUSTED MARGIN--Risk adjusted revenue as a percent of average managed loans.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (REVERSE REPO AGREEMENTS)--An agreement between a seller and a buyer, generally of government or agency securities, whereby the buyer agrees to purchase the securities, and the seller agrees to repurchase them at an agreed upon price at a future date.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (REPURCHASE AGREEMENTS)--An agreement between a seller and a buyer, generally of government or agency securities, whereby the seller agrees to repurchase the securities at an agreed upon price at a future date.

STANDBY LETTER OF CREDIT--An obligation issued by a bank on behalf of a bank customer to a third party where the bank promises to pay the third party in the event of some defined failure by the bank's customer, usually, but not always, a failure to pay.

STATUTORY SURPLUS--As determined under Statutory Accounting Practices, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

TIER 1 AND TIER 2 CAPITAL--Tier 1 capital includes common stockholders' equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, mandatorily redeemable securities of subsidiary trusts, and minority interests that are held by others, less certain intangible assets. Tier 2 capital includes, among other items, perpetual preferred stock to the extent it does not qualify for Tier 1, qualifying senior and subordinated debt and subordinated capital notes, limited life preferred stock and the allowance for credit losses, subject to certain limitations.

UNEARNED COMPENSATION--The unamortized portion of a grant to employees of restricted stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders' equity on the Consolidated Statement of Financial Position.

UNFUNDED COMMITMENTS--Legally binding agreements to provide financing at a future date.

REPORT OF MANAGEMENT

The management of Citigroup is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this annual report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. Where amounts must be based on estimates and judgements, they represent the best estimates and judgments of management. The financial information appearing throughout this annual report is consistent with that in the financial statements.

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

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 2001.

/s/ Sanford I. Weill                  /s/ Todd S. Thomson

Sanford I. Weill                      Todd S. Thomson

Chairman and                          Chief Financial Officer
Chief Executive Officer


INDEPENDENT AUDITORS' REPORT

[KPMG LOGO]

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated statement of financial position of Citigroup Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Also, as discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for insurance-related assessments, accounting for insurance and reinsurance contracts that do not transfer insurance risk, and accounting for the costs of start-up activities.

/s/ KPMG LLP

New York, New York
January 17, 2002

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME                                               CITIGROUP INC. AND SUBSIDIARIES

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                                   2001       2000        1999
--------------------------------------------------------------------------------------------------------------
REVENUES
Loan interest including fees                                                 $   39,616  $  37,377   $  33,018
Other Interest and dividends                                                     26,949     27,562      21,971
Insurance premiums                                                               13,460     12,429      11,504
Commissions and fees                                                             15,944     16,363      13,229
Principal transactions                                                            5,544      5,981       5,160
Asset management and administration fees                                          5,389      5,338       4,164
Realized gains from sales of investments                                            578        806         541
Other income                                                                      4,542      5,970       4,809
--------------------------------------------------------------------------------------------------------------
Total revenues                                                                  112,022    111,826      94,396
Interest expense                                                                 31,965     36,638      28,674
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                          80,057     75,188      65,722
--------------------------------------------------------------------------------------------------------------
BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                                 11,759     10,147       9,120
Provision for credit losses                                                       6,800      5,339       4,760
--------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                                         18,559     15,486      13,880
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Non-insurance compensation and benefits                                          19,449     18,633      16,169
Insurance underwriting, acquisition, and operating                                3,921      3,643       3,765
Restructuring- and merger related items                                             458        759         (53)
Other operating expenses                                                         15,773     15,524      13,810
--------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                         39,601     38,559      33,691
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGES                                                     21,897     21,143      18,151
Provision for income taxes                                                        7,526      7,525       6,530
Minority interest, net of income taxes                                               87         99         251
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            14,284     13,519      11,370
--------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes                                            (158)        --        (127)
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $   14,126  $  13,519   $  11,243
==============================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                        $     2.82  $    2.69   $    2.26
Cumulative effect of accounting changes                                           (0.03)        --       (0.03)
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $     2.79  $    2.69   $    2.23
==============================================================================================================
Weighted average common shares outstanding                                      5,031.7    4,977.0     4,979.2
--------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                        $     2.75  $    2.62   $    2.19
Cumulative effect of accounting changes                                           (0.03)        --       (0.02)
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $     2.72  $    2.62   $    2.17
==============================================================================================================
Adjusted weighted average common shares outstanding                             5,147.0    5,122.2     5,127.8
==============================================================================================================

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION                                            CITIGROUP INC. AND SUBSIDIARIES

                                                                                                           DECEMBER 31,
                                                                                                -----------------------
IN MILLIONS OF DOLLARS                                                                                 2001        2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                           $   18,515   $  14,621
Deposits at interest with banks                                                                      19,216      16,164
Federal funds sold and securities borrowed or purchased under agreements to resell                  134,809     105,877
Brokerage receivables                                                                                35,155      25,696
Trading account assets (including $36,351 and $30,502 pledged to creditors at
  December 31, 2001 and December 31, 2000, respectively)                                            144,904     132,513
Investments (including $15,475 and $3,354 pledged to creditors at
  December 31, 2001 and December 31, 2000, respectively)                                            160,837     120,122
Loans, net of unearned income
  Consumer                                                                                          244,159     228,879
  Commercial                                                                                        147,774     138,143
-----------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                       391,933     367,022
  Allowance for credit losses                                                                       (10,088)     (8,961)
-----------------------------------------------------------------------------------------------------------------------
Total loans, net                                                                                    381,845     358,061
Reinsurance recoverables                                                                             12,373      10,716
Separate and variable accounts                                                                       25,569      24,947
Other assets                                                                                        118,227      93,493
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $1,051,450   $ 902,210
=======================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                    $   23,054   $  21,694
Interest-bearing deposits in U.S. offices                                                           110,388      58,913
Non-interest-bearing deposits in offices outside the U.S.                                            18,779      13,811
Interest-bearing deposits in offices outside the U.S.                                               222,304     206,168
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                      374,525     300,586
Federal funds purchased and securities loaned or sold under agreements to repurchase                153,511     110,625
Brokerage payables                                                                                   32,891      15,882
Trading account liabilities                                                                          80,543      85,107
Contractholder funds and separate and variable accounts                                              48,932      44,884
Insurance policy and claims reserves                                                                 49,294      44,666
Investment banking and brokerage borrowings                                                          14,804      18,227
Short-term borrowings                                                                                24,461      51,675
Long-term debt                                                                                      121,631     111,778
Other liabilities                                                                                    62,486      47,654
-----------------------------------------------------------------------------------------------------------------------
Citigroup or subsidiary obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated debt securities of -Parent                     4,850       2,300
                                                                          -Subsidiary                 2,275       2,620
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   970,203     836,004
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value      1,525       1,745
Common stock ($.01 par value; authorized shares: 15 billion),
  issued shares: 2001--5,477,416,254 SHARES and 2000--5,351,143,583 shares                               55          54
Additional paid-in capital                                                                           23,196      16,504
Retained earnings                                                                                    69,803      58,862
Treasury stock, at cost: 2001--328,727,790 SHARES and 2000--328,921,189 shares                      (11,099)    (10,213)
Accumulated other changes in equity from nonowner sources                                              (844)        123
Unearned compensation                                                                                (1,389)       (869)
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           81,247      66,206
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $1,051,450   $ 902,210
=======================================================================================================================

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                          CITIGROUP INC. AND SUBSIDIARIES

                                                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                                                 AMOUNTS                                    SHARES
                                                        ---------------------------------- ---------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT SHARES IN THOUSANDS          2001        2000        1999        2001            2000          1999
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of year                              $  1,745    $  1,895    $  2,274       6,233           6,831         8,327
Redemption or retirement of preferred stock                 (250)       (150)       (379)       (500)           (598)       (1,496)
Other(1)                                                      30          --          --         117              --            --
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                       1,525       1,745       1,895       5,850           6,233         6,831
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                16,558      15,361      14,210   5,351,144       5,350,977     5,338,223
Employee benefit plans                                       228       1,119       1,036          --              --           381
Conversion of redeemable preferred stock to
  common stock                                                --          --         140          --              --        12,489
Other(2)                                                   6,465          78         (25)    126,272             167          (116)
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                      23,251      16,558      15,361   5,477,416       5,351,144     5,350,977
----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                                58,862      47,997      38,893
Net income                                                14,126      13,519      11,243
Common dividends                                          (3,075)     (2,535)     (1,990)
Preferred dividends                                         (110)       (119)       (149)
----------------------------------------------------------------------------------------
Balance, end of year                                      69,803      58,862      47,997
----------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of year                               (10,213)     (7,662)     (4,829)   (328,922)       (326,918)     (288,935)
Issuance of shares pursuant to employee
  benefit plans                                            1,980       1,465       1,116      59,681          83,601        78,469
Treasury stock acquired                                   (3,045)     (4,066)     (3,954)    (64,184)        (87,149)     (116,697)
Other                                                        179          50           5       4,697           1,544           245
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                     (11,099)    (10,213)     (7,662)   (328,728)       (328,922)     (326,918)
----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM
  NONOWNER SOURCES
Balance, beginning of year                                   123       1,155         984
Cumulative effect of accounting changes, net of tax(3)       118          --          --
Net change in unrealized gains and losses on investment
  securities, net of tax                                    (222)       (674)        214
Net change for cash flows hedges, net of tax                 171          --          --
Net change in foreign currency translation adjustment,
  net of tax                                              (1,034)       (358)        (43)
----------------------------------------------------------------------------------------
Balance, end of year                                        (844)        123       1,155
----------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of year                                  (869)       (456)       (497)
Net issuance of restricted stock                          (1,133)     (1,055)       (380)
Restricted stock amortization                                613         642         421
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                      (1,389)       (869)       (456)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY AND
  COMMON SHARES OUTSTANDING                               79,722      64,461      56,395   5,148,688       5,022,222     5,024,059
----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              $ 81,247    $ 66,206    $ 58,290
==================================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM
  NONOWNER SOURCES
Net income                                              $ 14,126    $ 13,519    $ 11,243
Other changes in equity from nonowner
  sources, net of tax                                       (967)     (1,032)        171
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES           $ 13,159    $ 12,487    $ 11,414
==================================================================================================================================

(1) Represents shares previously held by affiliates that have subsequently been traded on the open market to third parties.
(2) In 2001, primarily includes $6.5 billion for the issuance of shares to effect the Banamex acquisition.
(3) Refers to the adoption of SFAS 133 and the adoption of EITF 99-20 in 2001, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                       CITIGROUP INC. AND SUBSIDIARIES

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
IN MILLIONS OF DOLLARS                                                      2001         2000         1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  14,126    $  13,519    $  11,243
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred policy acquisition costs and value of
    insurance in force                                                     2,062        1,676        1,613
  Additions to deferred policy acquisition costs                          (2,592)      (2,154)      (1,961)
  Depreciation and amortization                                            2,417        2,648        2,226
  Deferred tax provision                                                   1,014        1,537          598
  Provision for credit losses                                              6,800        5,339        4,760
  Change in trading account assets                                       (12,391)     (25,452)       9,928
  Change in trading account liabilities                                   (4,564)      (5,393)      (3,848)
  Change in Federal funds sold and securities borrowed or purchased
    under agreements to resell                                           (28,932)       6,778      (17,824)
  Change in Federal funds purchased and securities loaned or sold
    under agreements to repurchase                                        39,834       18,034       11,566
  Change in brokerage receivables net of brokerage payables                7,550       (1,033)      (4,926)
  Change in insurance policy and claims reserves                           4,628          824          405
  Net gains on sales of investments                                         (578)        (806)        (541)
  Venture capital activity                                                   888       (1,044)        (863)
  Restructuring-related items and merger related costs                       458          759          (53)
  Cumulative effect of accounting changes, net of tax                        158           --          127
  Other, net                                                              (4,300)     (12,559)      (1,227)
----------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                         12,452      (10,846)         (20)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 26,578        2,673       11,223
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                 (3,052)      (3,898)        (573)
Change in loans                                                          (34,787)     (82,985)    (120,970)
Proceeds from sales of loans                                              26,470       32,580       94,677
Purchases of investments                                                (453,504)    (103,461)     (92,495)
Proceeds from sales of investments                                       403,078       67,561       49,678
Proceeds from maturities of investments                                   31,867       34,774       35,525
Other investments, primarily short-term, net                                (642)      (3,086)       2,677
Capital expenditures on premises and equipment                            (1,774)      (2,249)      (1,750)
Proceeds from sales of premises and equipment, subsidiaries and
  affiliates, and repossessed assets                                       1,802        1,232        3,437
Business acquisitions                                                     (7,067)      (8,843)      (6,321)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (37,609)     (68,375)     (36,115)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                            (3,185)      (2,654)      (2,139)
Issuance of common stock                                                     875          958          758
Issuance of mandatorily redeemable securities of subsidiary trusts            --           --          600
Issuance of mandatorily redeemable securities of parent trusts             2,550           --           --
Redemption of mandatorily redeemable securities of subsidiary trusts        (345)          --           --
Redemption of preferred stock, net                                          (220)        (150)        (388)
Treasury stock acquired                                                   (3,045)      (4,066)      (3,954)
Stock tendered for payment of withholding taxes                             (506)        (593)        (496)
Issuance of long-term debt                                                43,735       43,527       18,537
Payments and redemptions of long-term debt                               (34,795)     (22,330)     (18,835)
Change in deposits                                                        39,398       39,013       32,160
Change in short-term borrowings including investment banking and
  brokerage borrowings                                                   (32,091)       9,851         (580)
Contractholder fund deposits                                               8,363        6,077        5,933
Contractholder fund withdrawals                                           (5,486)      (4,758)      (5,028)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 15,248       64,875       26,568
----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                  (323)        (530)         (98)
----------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                          3,894       (1,357)       1,578
Cash and due from banks at beginning of period                            14,621       15,978       14,400
----------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                               $  18,515    $  14,621    $  15,978
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                           $   2,411    $   5,357    $   4,314
Cash paid during the period for interest                                  32,831       34,924       27,502
Non-cash investing activities--transfers to repossessed assets               445          820          862
Non-cash effects of accounting for the conversion of investments in
  Nikko Securities Co., Ltd.                                                  --          702           --
==========================================================================================================

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       CITIGROUP INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Citigroup and its subsidiaries (the Company). Twenty-to-fifty percent-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than twenty percent-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income. On July 1, 2001 the Company adopted the provisions of Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," (SFAS 141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets (SFAS 142), as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Goodwill related to purchase acquisitions completed prior to June 30, 2001 is amortized on a straight-line basis over its estimated useful life through the end of the year, while goodwill related to purchase acquisitions completed after June 30, 2001, principally Banamex and EAB (as described in Note 2 to the Consolidated Financial Statements), is not amortized. On, January 1, 2002, Citigroup adopted the remaining provisions of SFAS 142 under which goodwill and intangible assets deemed to have indefinite useful lives will no longer be amortized, but will be subject to annual impairment tests. See Future Application of Accounting Standards in Note 1 to the Consolidated Financial Statements. Other intangible assets are amortized over their estimated useful lives, subject to periodic review for impairment that is other than temporary. Prior to the adoption of SFAS 141 and SFAS 142, if it was determined that enterprise level goodwill was unlikely to be recovered, impairment was measured on a discounted cash-flow basis. The Company recognizes a gain or loss in the Consolidated Statement of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

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

USE OF ESTIMATES. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOWS. Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

INVESTMENTS. Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities classified as "available-for-sale" and marketable equity securities are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

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

SECURITIES BORROWED AND SECURITIES LOANED are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company receives cash collateral in an amount in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained as necessary. Interest received or paid is recorded in interest income or interest expense.

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

     Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker-dealer quotations or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

COMMISSIONS, UNDERWRITING AND PRINCIPAL TRANSACTIONS revenues and related expenses are recognized in income on a trade date basis.

CONSUMER LOANS includes loans managed by the Global Consumer business, The Citigroup Private Bank and consumer loans issued by Banamex in Mexico. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

COMMERCIAL LOANS represent loans managed by Global Corporate and commercial loans issued by Banamex in Mexico. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

LEASE FINANCING TRANSACTIONS. Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method which results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

SECURITIZATIONS primarily include sales of credit card receivables, mortgages and home equity loans.

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

     Servicing rights retained in the securitization of mortgage and home equity loans are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. The fair market values are determined using either financial models, quoted market prices or sales of similar assets. Gain or loss on the sale of mortgage loans is recognized at the time of the securitizations. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment.

LOANS HELD FOR SALE. Credit card and other receivables and mortgage loans originated for sale are classified as loans held for sale, which are accounted for at the lower of cost or market value in other assets with net credit losses charged to other income.

ALLOWANCE FOR CREDIT LOSSES represents management's estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio including unfunded commitments. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

     Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for credit losses attributed to these loans is established via a process which begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, a valuation allowance is maintained for larger-balance, non-homogenous loans that have been individually determined to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     Each portfolio of smaller balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; consideration of economic, geographical, product, and other environmental factors; and model imprecision.

     This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

REPOSSESSED ASSETS. Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

RISK MANAGEMENT ACTIVITIES-DERIVATIVES USED FOR NON-TRADING PURPOSES. The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

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

     For fair value hedges, in which derivatives hedge the fair value of assets, liabilities or firm commitments, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available for sale securities.

     For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citigroup's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the maturities is under five years.

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

     Non-trading derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges are also carried at fair value with changes in value included either as an element of the yield or return on the hedged item or in other income.

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

     Prior to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on January 1, 2001 (see Accounting Changes below), end-user derivatives designated in qualifying hedges were accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options were accrued according to the contractual terms and included in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts were deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts were accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield. End-user contracts related to instruments carried at fair value were also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available-for-sale, fair value adjustments were reported in stockholders' equity, net of tax.

     If an end-user derivative contract was terminated, any resulting gain or loss was deferred and amortized over the original term of the agreement provided that the effectiveness criteria had been met. If the underlying designated items were no longer held, or if an anticipated transaction was no longer likely to occur, any previously unrecognized gain or loss on the derivative contract was recognized in earnings and the contract was accounted for at fair value with subsequent changes recognized in earnings.

     Foreign exchange contracts which qualified as hedges of foreign currency exposures, including net capital investments outside the U.S., were revalued at the spot rate with any forward premium or discount recognized over the life of the contract in interest revenue or interest expense. Gains and losses on foreign exchange contracts which qualified as a hedge of a firm commitment were deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would have led to recognizing losses on the transaction in later periods.

INSURANCE PREMIUMS from long-duration contracts, principally life insurance, are earned when due. Premiums from short-duration insurance contracts are earned over the related contract period. Short-duration contracts include primarily property and casualty, including estimated ultimate premiums on retrospectively rated policies, and credit life and accident and health policies.

VALUE OF INSURANCE IN FORCE, included in other assets, represents the actuarially determined present value of anticipated profits to be realized from life and accident and health business on insurance in force at the date of the Company's acquisition of its insurance subsidiaries using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force acquired prior to December 31, 1993 is amortized over the premium paying periods in relation to anticipated premiums. The value of insurance in force relating to the 1993 acquisition of The Travelers Corporation was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18% for the business acquired. The value of insurance in force is amortized over the contract period using current interest crediting rates to accrete interest and using amortization methods based on the specified products. Traditional life insurance is amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required.

DEFERRED POLICY ACQUISITION COSTS, included in other assets, for the life insurance business represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies. Deferred policy acquisition costs for the traditional life business are amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Deferred policy acquisition costs of other business lines are generally amortized over the life of the insurance contract or at a constant rate based upon the present value of estimated gross profits expected to be realized. For certain property and casualty lines, acquisition costs (primarily commissions and premium taxes) have been deferred to the extent recoverable from future earned premiums and are amortized ratably over the terms of the related policies. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not recoverable, are charged to expense. All other acquisition expenses are charged to operations as incurred.

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

     In determining insurance policy and claims reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. Reserves for property-casualty insurance losses represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

CONTRACTHOLDER FUNDS represent receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions (ranging from 1.9% to 14.0%) based on contract provisions, the Company's experience and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

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

INCOME TAXES. Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated Federal income tax return. The major life insurance subsidiaries are included in their own consolidated Federal income tax return. Associates filed separate consolidated Federal income tax returns prior to the merger.

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

ACCOUNTING CHANGES

ADOPTION OF EITF 99-20. During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $116 million after-tax, recorded as a charge to earnings, and an increase of $93 million included in other changes in stockholders' equity from nonowner sources.

DERIVATIVES AND HEDGE ACCOUNTING. On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

BUSINESS COMBINATIONS. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

INSURANCE-RELATED ASSESSMENTS. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 97.3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The initial adoption resulted in a cumulative adjustment recorded as a charge to earnings of $135 million after-tax and minority interest.

DEPOSIT ACCOUNTING. During the first quarter of 1999, the Company adopted SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. The initial adoption resulted in a cumulative adjustment recorded as a credit to earnings of $23 million after-tax and minority interest.

START-UP COSTS. During the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start up activities and organization costs to be expensed as incurred. The initial adoption resulted in a cumulative adjustment recorded as a charge to earnings of $15 million after-tax.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
On January 1, 2002, Citigroup adopted the remaining provisions of SFAS 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified as other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $570 million and increase net income by approximately $450 million in 2002.

     During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is not expected that the adoption of the remaining provisions of SFAS 142 will have a material effect on the financial statements as a result of these impairment tests.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

     Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions are effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SAFS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, Citigroup adopted No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

     The provisions of the new standard are generally to be applied prospectively. The provisions of SFAS 144 will affect the timing of discontinued operations treatment for the planned initial public offering and tax-free distribution of Travelers Property Casualty Corp.

2. BUSINESS DEVELOPMENTS

PLANNED INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY CORP.
Citigroup announced that its wholly-owned subsidiary, Travelers Property Casualty Corp. (TPC), intends to sell a minority interest in TPC in an initial public offering and Citigroup intends to make a tax-free distribution to its stockholders of such amount of the remainder of its interest in TPC so that it will hold approximately 9.9% of the outstanding voting securities of TPC following the initial public offering and tax-free distribution.

     The distribution is subject to various regulatory approvals as well as a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup and its stockholders. Citigroup has no obligation to consummate the distribution, whether or not these conditions are satisfied.

ACQUISITION OF BANAMEX
On August 6, 2001, Citicorp completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

ACQUISITION OF EAB
On July 17, 2001, Citibank completed its acquisition of European American Bank
(EAB), a New York state-chartered bank, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

ACQUISITION OF ASSOCIATES
On November 30, 2000, Citigroup Inc., completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup Inc. common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. Associates' debt securities and commercial paper will no longer be separately rated. The acquisition was accounted for as a pooling of interests.

ACQUISITION OF TRAVELERS PROPERTY CASUALTY CORP.
MINORITY INTEREST
During April 2000, a subsidiary of the Company completed a cash tender offer to purchase all of the outstanding shares of Travelers Property Casualty Corp. not previously owned.

3. BUSINESS SEGMENT INFORMATION

Citigroup is a diversified bank-holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Investment Activities. These segments reflect the characteristics of its products and services and the clients to which those products or services are delivered.

     The Global Consumer segment includes a global, full-service consumer franchise encompassing, among other things, branch and electronic banking, consumer lending services, investment services, credit and charge card services, and auto and homeowners insurance. The businesses included in the Company's Global Corporate segment provide corporations, governments, institutions, and investors in over 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, banking and financial services, and commercial insurance products. The Global Investment Management and Private Banking segment offers a broad range of life insurance, annuity and asset management products and services from global investment centers around the world, including individual annuity, group annuity, individual life insurance products, COLI products, mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients. The Investment Activities segment includes the Company's venture capital activities, realized investment gains and losses from certain insurance-related investments, results from certain proprietary investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

The following table presents certain information regarding these segments:

                                                TOTAL REVENUES, NET                               PROVISION FOR
                                                OF INTEREST EXPENSE(1)                             INCOME TAXES
IN MILLIONS OF DOLLARS, EXCEPT    ---------------------------------           ---------------------------------
IDENTIFIABLE ASSETS IN BILLIONS        2001        2000        1999                2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Global Consumer                   $  37,697   $  32,999   $  29,816           $   4,023   $   3,315   $   2,911
Global Corporate                     34,297      33,479      28,688               2,929       3,234       2,902
Global Investment Management
  and  Private Banking                7,553       7,145       6,099                 817         786         702
Investment Activities                   907       2,309       1,089                 264         805         356
Corporate/Other                        (397)       (744)         30                (507)       (615)       (341)
---------------------------------------------------------------------------------------------------------------
Total                             $  80,057   $  75,188   $  65,722           $   7,526   $   7,525   $   6,530
===============================================================================================================

                                                                                                   IDENTIFIABLE
                                                  NET INCOME (LOSS)(2)(3)(4)               ASSETS AT YEAR-END
IN MILLIONS OF DOLLARS, EXCEPT    ---------------------------------           ---------------------------------
IDENTIFIABLE ASSETS IN BILLIONS        2001        2000        1999                2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Global Consumer                   $   7,222   $   5,860   $   4,897           $     357   $     275   $     235
Global Corporate                      5,707       6,020       5,259                 572         506         449
Global Investment Management
  and  Private Banking                1,528       1,434       1,221                  99          93          83
Investment Activities                   530       1,383         650                   9          11          11
Corporate/Other                        (861)     (1,178)       (784)                 14          17          18
---------------------------------------------------------------------------------------------------------------
TOTAL                             $  14,126   $  13,519   $  11,243           $   1,051   $     902   $     796
===============================================================================================================

(1) Includes total revenues, net of interest expense in the United States of $55.4 billion, $53.3 billion, and $47.5 billion in 2001, 2000, and 1999, respectively. Includes total revenues, net of interest expense in Mexico of $2.1 billion, $603 million, and $531 million in 2001, 2000, and 1999, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense.
(2) For 2001, Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges (credits) of $144 million, $137 million, $7 million, and ($3) million, respectively. For 2000, Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges and merger-related costs of $144 million, $146 million, $11 million, and $320 million, respectively. The 2000 results also reflect after-tax Housing Finance unit charges in Corporate/Other. For 1999, Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges (credits) of $78 million, ($121) million, ($2) million, and $20 million, respectively.
(3) Includes provision for benefits, claims and credit losses in the Global Consumer results of $9.4 billion, $7.9 billion, and $7.3 billion, in the Global Corporate results of $6.5 billion, $5.2 billion, and $4.3 billion, in the Global Investment Management and Private Banking results of $2.6 billion, $2.4 billion, and $2.0 billion, and in the Corporate/Other results of $1 million, $36 million, and $208 million for 2001, 2000, and 1999, respectively. Includes provision for credit losses in the Investment Activities results of $7 million in 2000.
(4) For 2001, Corporate/Other includes after-tax charges of $42 million and $116 million for the cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99 20, respectively. For 1999, Corporate/Other includes after-tax charges (credits) of $135 million, ($23) million, and $15 million for the cumulative effect of accounting changes related to the implementation of SOP 97-3, SOP 98-7, and SOP 98-5, respectively. See Note 1 to the Consolidated Financial Statements.

4. INVESTMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                                        2001         2000
-------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value        $  139,344   $   99,484
Equity securities, primarily at fair value                               7,577        6,652
Venture capital, at fair value                                           4,316        5,204
Short-term and other                                                     9,600        8,782
-------------------------------------------------------------------------------------------
                                                                    $  160,837   $  120,122
===========================================================================================

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                                      2001
                                             ---------------------------------------------
                                                             GROSS       GROSS
                                             AMORTIZED  UNREALIZED  UNREALIZED        FAIR
IN MILLIONS OF DOLLARS AT YEAR-END                COST       GAINS      LOSSES       VALUE
------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
   PRINCIPALLY MORTGAGE-BACKED
     SECURITIES(1)                           $      26   $      --   $      --   $      26
------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE FOR
  SALE
Mortgage-backed securities, principally
  obligations of  U.S. Federal agencies      $  28,614   $     438   $     250   $  28,802
U.S. Treasury and Federal agencies               6,136          62          85       6,113
State and municipal                             16,712         441         152      17,001
Foreign government(2)                           44,942         266          79      45,129
U.S. corporate                                  30,097         843         591      30,349
Other debt securities                           11,516         554         146      11,924
------------------------------------------------------------------------------------------
                                               138,017       2,604       1,303     139,318
------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                       $ 138,043   $   2,604   $   1,303   $ 139,344
==========================================================================================
EQUITY SECURITIES(3)                         $   7,401   $     400   $     224   $   7,577
==========================================================================================

                                                                                      2000
                                             ---------------------------------------------
                                                             Gross       Gross
                                             Amortized  Unrealized  Unrealized        Fair
IN MILLIONS OF DOLLARS AT YEAR-END                cost       gains      losses       value
------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
   PRINCIPALLY MORTGAGE-BACKED
     SECURITIES(1)                           $      28   $      --   $      --   $      28
------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE FOR
  SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies       $  16,196   $     329   $     211   $  16,314
U.S. Treasury and Federal agencies               5,680         171          15       5,836
State and municipal                             15,314         730         141      15,903
Foreign government(2)                           25,934         148         154      25,928
U.S. corporate                                  25,143         589         547      25,185
Other debt securities                            9,633         763         106      10,290
------------------------------------------------------------------------------------------
                                                97,900       2,730       1,174      99,456
------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                       $  97,928   $   2,730   $   1,174   $  99,484
==========================================================================================
EQUITY SECURITIES(3)                         $   6,757   $     340   $     445   $   6,652
==========================================================================================

(1) Recorded or amortized cost.
(2) Increase primarily relates to inclusion of Banamex portfolio of Mexican government securities.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

     The accompanying table shows components of interest and dividends on investments, realized gains and losses from sales of investments, and net gains on investments held by venture capital subsidiaries:

IN MILLIONS OF DOLLARS                     2001       2000       1999
---------------------------------------------------------------------
Taxable interest                        $ 5,687    $ 6,743   $  6,916
Interest exempt from U.S. Federal
  income tax                                827        762        688
Dividends                                   263        393        306
---------------------------------------------------------------------
Gross realized investment gains(1)      $ 2,070    $ 2,008   $  1,273
Gross realized investment losses(1)       1,492      1,202        732
---------------------------------------------------------------------
Net realized and unrealized
  ventures capital gains which          $   393    $ 1,850   $    816
  included:
   Gross unrealized gains                   782      1,752        999
   Gross unrealized losses                  613        618        587
---------------------------------------------------------------------

(1) Includes net realized gains related to insurance subsidiaries' sale of OREO and mortgage loans of $8 million, $74 million, and $215 million in 2001, 2000, and 1999, respectively.

     The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2001:

                                                AMORTIZED        FAIR
IN MILLIONS OF DOLLARS                               COST       VALUE      YIELD
--------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCIES(1)
Due within 1 year                                $  1,422    $  1,426       2.81%
After 1 but within 5 years                          2,038       2,086       4.42
After 5 but within 10 years                         1,651       1,679       5.69
After 10 years(2)                                  24,255      24,266       6.36
--------------------------------------------------------------------------------
TOTAL                                            $ 29,366    $ 29,457       6.02%
================================================================================
STATE AND MUNICIPAL
Due within 1 year                                $    128    $    130       5.47%
After 1 but within 5 years                            995       1,035       5.43
After 5 but within 10 years                         3,431       3,519       5.07
After 10 years(2)                                  12,158      12,317       5.44
--------------------------------------------------------------------------------
TOTAL                                            $ 16,712    $ 17,001       5.36%
================================================================================
ALL OTHER(3)
Due within 1 year                                $ 18,628    $ 18,775       5.78%
After 1 but within 5 years                         36,529      37,118       7.17
After 5 but within 10 years                        17,669      17,847       7.33
After 10 years(2)                                  19,139      19,146       8.27
--------------------------------------------------------------------------------
TOTAL                                            $ 91,965    $ 92,886       7.15%
================================================================================

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

5. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                        2001          2000
--------------------------------------------------------------------------------
Federal funds sold and resale agreements                $   89,472    $   69,087
Deposits paid for securities borrowed                       45,337        36,790
--------------------------------------------------------------------------------
                                                        $  134,809    $  105,877
================================================================================

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                        2001          2000
--------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements       $  137,649    $   94,397
Deposits received for securities loaned                     15,862        16,228
--------------------------------------------------------------------------------
                                                        $  153,511    $  110,625
================================================================================

     The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $141.2 billion and $118.9 billion at December 31, 2001 and 2000, respectively.

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

     Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                        2001          2000
--------------------------------------------------------------------------------
Receivables from customers                              $   19,660    $   23,142
Receivables from brokers, dealers, and clearing
  organizations                                             15,495         2,554
--------------------------------------------------------------------------------
TOTAL BROKERAGE RECEIVABLES                             $   35,155    $   25,696
================================================================================
Payables to customers                                   $   16,876    $   13,564
Payables to brokers, dealers, and clearing
  organizations                                             16,015         2,318
--------------------------------------------------------------------------------
TOTAL BROKERAGE PAYABLES                                $   32,891    $   15,882
================================================================================

7. TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and liabilities, at market value, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                        2001          2000
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities             $   46,218    $   30,939
State and municipal securities                               4,517         2,439
Foreign government securities                               12,450        13,308
Corporate and other debt securities                         21,318        17,046
Derivatives(1)                                              29,762        35,177
Equity securities                                           15,619        17,174
Mortgage loans and collateralized mortgage securities        6,869         6,024
Other                                                        8,151        10,406
--------------------------------------------------------------------------------
                                                        $  144,904    $  132,513
================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                      $   51,815    $   48,489
Derivatives(1)                                              28,728        36,618
--------------------------------------------------------------------------------
                                                        $   80,543    $   85,107
================================================================================

(1) Net of master netting agreements.

8. TRADING RELATED REVENUE
Trading related revenue consists of principal transactions revenues and net interest revenue associated with trading activities. Principal transactions revenues consist of realized and unrealized gains and losses from trading activities. The following table presents trading related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                      2001          2000          1999
----------------------------------------------------------------------------
GLOBAL CORPORATE
Fixed income(1)                       $    4,007    $    2,531    $    2,306
Equities(2)                                  882         1,720         1,273
Foreign exchange(3)                        1,464         1,103         1,115
All other(4)                                 197           308           499
----------------------------------------------------------------------------
Total Global Corporate                     6,550         5,662         5,193
GLOBAL CONSUMER AND OTHER                    826           782           584
----------------------------------------------------------------------------
TOTAL TRADING RELATED REVENUE         $    7,376    $    6,444    $    5,777
============================================================================

(1) Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options and forward contracts on fixed income securities.
(2) Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(3) Includes revenues from foreign exchange spot, forward, option and swap contracts.
(4) Primarily includes revenues from the results of Phibro Inc. (Phibro), which trades crude oil, refined oil products, natural gas, electricity, metals, and other commodities. Also includes revenues related to arbitrage strategies.

The following table reconciles principal transactions revenues on the Consolidated Statement of Income to trading related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                       2001          2000          1999
-----------------------------------------------------------------------------
Principal transactions                 $    5,544    $    5,981    $    5,160
Net interest revenue                        1,832           463           617
-----------------------------------------------------------------------------
TOTAL TRADING RELATED REVENUE          $    7,376    $    6,444    $    5,777
=============================================================================

9. LOANS

IN MILLIONS OF DOLLARS AT YEAR-END                            2001          2000
--------------------------------------------------------------------------------
CONSUMER
In U.S. offices
  Mortgage and real estate(1)(2)                        $   80,099    $   73,166
  Installment, revolving credit, and other                  84,367        78,017
--------------------------------------------------------------------------------
                                                           164,466       151,183
--------------------------------------------------------------------------------
In offices outside the U.S.
  Mortgage and real estate(1)(3)                            27,703        24,988
  Installment, revolving credit, and other                  54,276        55,515
  Lease financing                                              391           427
--------------------------------------------------------------------------------
                                                            82,370        80,930
--------------------------------------------------------------------------------
                                                           246,836       232,113
Unearned income                                             (2,677)       (3,234)
--------------------------------------------------------------------------------
CONSUMER LOANS, NET OF UNEARNED INCOME                  $  244,159    $  228,879
================================================================================
COMMERCIAL
In U.S. offices
  Commercial and industrial(4)                          $   32,431    $   37,220
  Lease financing                                           18,518        14,864
  Mortgage and real estate(1)                                2,784         3,490
--------------------------------------------------------------------------------
                                                            53,733        55,574
--------------------------------------------------------------------------------
In offices outside the U.S.
  Commercial and industrial(4)                              76,459        69,111
  Mortgage and real estate(1)                                2,859         1,720
  Loans to financial institutions                           10,163         9,559
  Lease financing                                            3,788         3,689
  Governments and official institutions                      4,033         1,952
--------------------------------------------------------------------------------
                                                            97,302        86,031
--------------------------------------------------------------------------------
                                                           151,035       141,605
Unearned income                                             (3,261)       (3,462)
--------------------------------------------------------------------------------
COMMERCIAL LOANS, NET OF UNEARNED INCOME                $  147,774    $  138,143
================================================================================

(1) Loans secured primarily by real estate.
(2) Includes $4.9 billion in 2001 and $3.7 billion in 2000 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $2.5 billion in 2001 and $2.7 billion in 2000 of loans secured by commercial real estate.
(4) Includes loans not otherwise separately categorized.

     Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and fair value of collateral. The following table presents information about impaired loans.

IN MILLIONS OF DOLLARS AT YEAR-END                            2001          2000          1999
----------------------------------------------------------------------------------------------
Impaired commercial loans                               $    3,572    $    1,847    $    1,551
Other impaired loans(1)                                        339           100           185
----------------------------------------------------------------------------------------------
Total impaired loans(2)                                 $    3,911    $    1,947    $    1,736
==============================================================================================
Impaired loans with valuation allowances                $    3,500    $    1,583    $    1,381
Total valuation allowances(3)                                  915           480           411
==============================================================================================
During the year:
  Average balance of impaired loans                     $    3,098    $    1,858    $    1,898
  Interest income recognized on impaired loans                  98            97            85
==============================================================================================

(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 2001, approximately 17% of these loans were measured for impairment using the fair value of the collateral, compared with approximately 25% at year-end 2000.
(3) Included in the allowance for credit losses.

     For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2001 and 2000, and credit losses, net of recoveries, for the years ended December 31, 2001 and 2000:

                                                              2001                        2000
----------------------------------------------------------------------------------------------
                                                       HOME EQUITY                 Home equity
                                        CREDIT CARD       AND AUTO   Credit card      and auto
MANAGED LOANS                           RECEIVABLES          LOANS   receivables         loans
----------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS
Principal amounts, at year-end:
Total managed                            $    108.7     $     27.4    $    104.0    $     33.0
Securitized amounts                           (67.1)          (1.3)        (57.0)         (3.6)
-----------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                      $     41.6     $     26.1    $     47.0    $     29.4
-----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
Delinquencies, at year-end:
Total managed                            $    2,141     $    1,174    $    1,503    $      794
Securitized amounts                          (1,268)           (14)         (925)          (87)
-----------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                      $      873     $    1,160    $      578    $      707
-----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
Credit losses, net of recoveries,
  for the year ended December 31:
Total managed                            $    5,603     $      720    $    3,986    $      619
Securitized amounts                          (3,140)          (111)       (2,216)          (12)
-----------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                      $    2,463     $      609    $    1,770    $      607
===============================================================================================

(1) Includes loans held for sale.

10. ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                                        2001          2000          1999
----------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF YEAR                                  $    8,961    $    8,853     $   8,596
Additions
  Consumer provision for credit losses                       5,316         4,345         4,169
  Commercial provision for credit losses                     1,484           994           591
----------------------------------------------------------------------------------------------
TOTAL PROVISION FOR CREDIT LOSSES                            6,800         5,339         4,760
----------------------------------------------------------------------------------------------
Deductions
  Consumer credit losses                                     6,233         5,352         4,862
  Consumer credit recoveries                                  (853)         (929)         (769)
----------------------------------------------------------------------------------------------
NET CONSUMER CREDIT LOSSES                                   5,380         4,423         4,093
----------------------------------------------------------------------------------------------
  Commercial credit losses                                   2,055           906           746
  Commercial credit recoveries(1)                             (407)         (135)         (156)
----------------------------------------------------------------------------------------------
NET COMMERCIAL CREDIT LOSSES                                 1,648           771           590
----------------------------------------------------------------------------------------------
Other net(2)                                                 1,355           (37)          180
----------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR              $   10,088    $    8,961     $   8,853
==============================================================================================

(1) Includes amounts received under credit default swaps purchased from third parties.
(2) Includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB in 2001. Also includes the addition of allowance for credit losses related to other acquisitions and the impact of foreign currency translation effects.

11. SECURITIZATION ACTIVITY
Citigroup and its subsidiaries securitize primarily credit card receivables, mortgages, home equity loans and auto loans.

     After securitizations of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trust. The Company also provides credit enhancement to the trust using cash collateral accounts. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached net revenue is passed directly to the Citigroup subsidiary that sold the receivables.

     The Company provides a wide range of mortgage and home equity products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage or home equity loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property.

     The following table summarizes certain cash flows received from and paid to securitization trusts during the year-ended December 31:

                                                          2001                       2000
-----------------------------------------------------------------------------------------
                                                     MORTGAGES(1)               Mortgages(1)
                                                      AND AUTO                   and auto
IN MILLIONS OF DOLLARS                 CREDIT CARDS      LOANS   Credit cards       loans
-----------------------------------------------------------------------------------------
Proceeds from new securitizations       $      22.7  $    34.8    $      9.1    $    18.3
Proceeds from collections
  reinvested in new receivables               131.4        0.4         127.2          0.2
Servicing fees received                         1.2        0.3           1.0          0.3
Cash flows received on
  retained interests and
  other net cash flows                          3.6        0.4           2.8          0.4
=========================================================================================

(1) Includes mortgages and home equity loans.

     For the years ended December 31, 2001 and 2000, the Company recognized $271 million and $142 million, respectively, of gains on securitizations of mortgages, home equity loans and auto loans.

     Key assumptions used for mortgages during the year-ended December 31, 2001 in measuring the fair value of retained interests at the date of sale or securitization follow:

--------------------------------------------------------------------------------
Discount rate                                                    5.0% to 15.0%
Constant payment rate                                            6.9% to 40.0%
Anticipated net credit losses                                    0.02% to 5.0%
================================================================================

     As required by SFAS 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact the independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

     At December 31, 2001, for mortgages, auto loans and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

IN MILLIONS OF DOLLARS
--------------------------------------------------------------------------------
Carrying value of retained interests                                 $   3,222.1
--------------------------------------------------------------------------------
Discount rate                                         5.0% to 15.0%; 15.0%; 13.0%
  +10%                                                               $    (100.8)
  +20%                                                               $    (195.4)
--------------------------------------------------------------------------------
Constant payment rate                       12.0% to 40.0%; 14.1% to 19.3%; 10.5%
  +10%                                                               $    (116.3)
  +20%                                                               $    (220.7)
--------------------------------------------------------------------------------
Anticipated net credit losses                 0.04% to 5.0%; 6.7% to 14.0%; 13.1%
  +10%                                                               $     (60.6)
  +20%                                                               $    (122.0)
================================================================================

12. DEBT

INVESTMENT BANKING AND BROKERAGE BORROWINGS
Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

                                                 2001                       2000
                            -------------------------   ------------------------
                                             WEIGHTED                  Weighted
                                              AVERAGE                   average
                                             INTEREST                  interest
IN MILLIONS OF DOLLARS           BALANCE         RATE       Balance        rate
-------------------------------------------------------------------------------
Commercial paper            $     13,858         1.9%   $    16,705         6.6%
Bank borrowings                      565         2.5%           429         5.7%
Other                                381         6.2%         1,093         6.0%
-------------------------------------------------------------------------------
                            $     14,804                $    18,227
-------------------------------------------------------------------------------

     Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance Salomon Smith Barney Holdings Inc.'s (Salomon Smith Barney's) operations, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including the Japanese yen, German mark, and U.K. sterling. All commercial paper outstanding at December 31, 2001 and 2000 was U.S. dollar denominated. Also included in other are deposit liabilities and other short-term obligations.

     At December 31, 2001, Salomon Smith Barney had a $5.0 billion, 364-day committed uncollateralized revolving line of credit with unaffiliated banks that extends through May 21, 2002, with repayment on any borrowings due by May 21, 2004. Salomon Smith Barney may borrow under its revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through facility fees. Under this facility, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2001, this requirement was exceeded by approximately $4.3 billion. At December 31, 2001, there were no borrowings outstanding under this facility.

     Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists.

SHORT-TERM BORROWINGS
At December 31, short-term borrowings consisted of commercial paper and other borrowings with weighted average interest rates as follows:

                                                   2001                        2000
                                -----------------------      ----------------------
                                               WEIGHTED                    Weighted
IN MILLIONS OF DOLLARS             BALANCE      AVERAGE      Balance        average
-----------------------------------------------------------------------------------
COMMERCIAL PAPER
Citigroup                       $      481        1.84%  $       496           6.61%
Citicorp and Subsidiaries           12,215        1.99%       37,656           5.34%
-----------------------------------------------------------------------------------
                                    12,696                    38,152
OTHER BORROWINGS                    11,765        3.44%       13,523           8.76%
-----------------------------------------------------------------------------------
                                $   24,461               $    51,675
===================================================================================

     Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit to support their combined outstanding commercial paper.

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate or bids submitted by the banks. Each company pays its banks commitment fees for its lines of credit.

     Citicorp, Salomon Smith Barney and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

     Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $950 million that expire in 2002. Under these facilities the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). The Company exceeded this requirement by approximately $56 billion at December 31, 2001.

     Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities of $6.8 billion as of December 31, 2001. These facilities, which have maturities ranging from 2002 to 2005, are all guaranteed by Citicorp. In connection with the facilities for Associates, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2001, this requirement was exceeded by approximately $49 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

LONG-TERM DEBT

                                            WEIGHTED
                                             AVERAGE
IN MILLIONS OF DOLLARS                        COUPON   MATURITIES          2001        2000
-------------------------------------------------------------------------------------------
CITIGROUP INC.
Senior Notes(1)                                 4.81%   2002-2030   $    30,544   $  13,947
Subordinated Notes                              7.25%        2010         4,250       4,250
CITICORP AND SUBSIDIARIES
Senior Notes                                    6.28%   2002-2037        52,965      65,313
Subordinated Notes                              6.97%   2002-2035         6,663       7,747
SALOMON SMITH BARNEY HOLDINGS INC.
Senior Notes(2)(3)                              4.28%   2002-2029        26,813      19,652
TRAVELERS INSURANCE GROUP HOLDINGS INC.
Senior Notes                                    7.36%   2006-2026           380         850
TRAVELERS PROPERTY CASUALTY CORP.(4)                                         16          19
-------------------------------------------------------------------------------------------
Senior Notes                                                            110,702      99,762
Subordinated Notes                                                       10,913      11,997
Other                                                                        16          19
-------------------------------------------------------------------------------------------
TOTAL                                                               $   121,631   $ 111,778
===========================================================================================

(1) Also includes $250 million of notes maturing in 2098.
(2) Also includes $1.45 billion of notes maturing between 2025 through 2097.
(3) Also includes subordinated debt of $124 million and $145 million at December 31, 2001 and December 2000 respectively.
(4) Principally 12% GNMA/FNMA collateralized obligations.

     The Company issues both U.S. dollar and non-U.S. dollar denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At December 31, 2001, the Company has outstanding interest rate swaps which convert $51.5 billion of its $101.6 billion of fixed rate debt to variable rate obligations. At December 31, 2001, the Company's overall weighted average interest rate for long-term debt was 5.23% on a contractual basis and 4.99% including the effects of derivative contracts. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

IN MILLIONS OF DOLLARS                        2002       2003       2004        2005       2006   Thereafter
------------------------------------------------------------------------------------------------------------
Citigroup Inc.                           $   5,722  $   4,500  $   5,050  $    4,874  $   4,000   $   10,648
Salomon Smith Barney Holdings Inc.           5,030      8,163      4,982       2,193      2,143        4,302
Citicorp and Subsidiaries                   20,450     11,973      6,273       6,108      3,752       11,072
Travelers Insurance Group Holdings Inc.         --         --         --          --        150          230
Travelers Property Casualty Corp.               --         --         --          --         --           16
------------------------------------------------------------------------------------------------------------
                                         $  31,202  $  24,636  $  16,305  $   13,175  $  10,045   $   26,268
============================================================================================================

13. INSURANCE POLICY AND CLAIMS RESERVES
At December 31, insurance policy and claims reserves consisted of the following:

IN MILLIONS OF DOLLARS                                                    2001              2000
------------------------------------------------------------------------------------------------
Benefits and loss reserves:
  Property-casualty(1)                                             $    29,792       $    28,327
  Life and annuity                                                      10,987             9,966
  Accident and health                                                    1,271             1,074
Unearned premiums                                                        6,681             4,836
Policy and contract claims                                                 563               463
------------------------------------------------------------------------------------------------
                                                                   $    49,294       $    44,666
================================================================================================

(1) Included at December 31, 2001 and 2000 are $1.4 billion of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

     The following table is a reconciliation of beginning and ending property-casualty reserve balances for claims and claim adjustment expenses for the years ended December 31:

IN MILLIONS OF DOLLARS                                          2001           2000           1999
--------------------------------------------------------------------------------------------------
CLAIMS AND CLAIM ADJUSTMENT EXPENSE
  RESERVES AT BEGINNING OF YEAR                          $    28,327    $    28,776     $   29,139
Less reinsurance recoverables on unpaid losses                 8,405          8,409          7,987
--------------------------------------------------------------------------------------------------
Net balance at beginning of year                              19,922         20,367         21,152
--------------------------------------------------------------------------------------------------
Provision for claims and claim adjustment
  expenses for claims arising in current year                  8,075          7,015          6,564
Estimated claims and claim adjustment expenses
  for claims arising in prior years                                2           (204)          (281)
--------------------------------------------------------------------------------------------------
TOTAL INCREASES                                                8,077          6,811          6,283
--------------------------------------------------------------------------------------------------
Claims and claim adjustment expense
  payments for claims arising in:
    Current year                                               3,202          2,975          2,757
    Prior years                                                4,606          4,281          4,311
--------------------------------------------------------------------------------------------------
TOTAL PAYMENTS                                                 7,808          7,256          7,068
--------------------------------------------------------------------------------------------------
Net balance at end of year                                    20,191         19,922         20,367
Plus reinsurance recoverables on unpaid losses                 9,601          8,405          8,409
--------------------------------------------------------------------------------------------------
CLAIMS AND CLAIM ADJUSTMENT EXPENSE
  RESERVES AT END OF YEAR                                $    29,792    $    28,327     $   28,776
==================================================================================================

     The increase in the claims and claim adjustment expense reserve in 2001 from 2000 was primarily due to the impact of the terrorist attack on September 11th, 2001. Partially offsetting the above were net payments of $427 million in 2001 for environmental and cumulative injury claims. The decrease in the claims and claim adjustment expense reserves in 2000 from 1999 was primarily attributable to net payments of $341 million, for environmental and cumulative injury claims.

     In 2001, estimated claims and claim adjustment expenses for claims arising in prior years included net favorable loss development on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations. In addition, estimated claims and claim adjustment expenses for claims arising in prior years also included approximately $109 million of net unfavorable development, primarily related to certain Commercial Lines coverages, predominately in general liability, commercial auto liability, assumed reinsurance and specialty businesses, partially offset by favorable development in commercial multi-peril and other claim adjustment expenses.

     In 2000, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $76 million primarily relating to net favorable development in certain Commercial Lines coverages, predominantly in the commercial multi-peril line of business, and in certain Personal Lines coverages, predominately personal umbrella coverages. In addition, in 2000 Commercial Lines experienced favorable loss development on loss sensitive policies in various lines, however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

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

     The property-casualty claims and claims adjustment expense reserves include $1.216 billion and $1.364 billion for asbestos and environmental-related claims net of reinsurance at December 31, 2001 and 2000, respectively.

     It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

     In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.

     In establishing the Company's asbestos reserves, the Company evaluates the exposure presented by each insured. In the course of this evaluation, the Company considers available insurance coverage including the role of any umbrella or excess insurance issued by the Company to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

     Historically, the Company's experience has indicated that insureds with potentially significant environmental and/or asbestos exposures often have other cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

     The Company also compares its historical direct and net loss and expense paid experience year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

     The reserves carried for environmental and asbestos claims at December 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, including more aggressive asbestos litigation against insurers, including the Company, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies issued by the Company for such claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the number and outcome of direct actions against the Company and unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends described above have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, and developments in existing and pending bankruptcy proceedings.

     Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that could be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     The Company has a geographic exposure to catastrophe losses in certain areas of the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas, however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

     Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

                                          GROSS                              NET
IN MILLIONS OF DOLLARS                   AMOUNT           CEDED           AMOUNT
--------------------------------------------------------------------------------
2001
PREMIUMS
  Property-casually insurance         $  12,373      $   (1,920)      $   10,453
  Life insurance                          3,124            (343)           2,781
  Accident and health insurance             505            (279)             226
--------------------------------------------------------------------------------
                                      $  16,002      $   (2,542)      $   13,460
================================================================================
CLAIMS INCURRED                       $  14,269      $   (3,623)      $   10,646
================================================================================
2000
PREMIUMS
  Property-casuality insurance        $  11,691      $   (1,795)      $    9,896
  Life Insurance                          2,550            (332)           2,218
  Accident and health insurance             530            (215)             315
--------------------------------------------------------------------------------
                                      $  14,771      $   (2,342)      $   12,429
================================================================================
CLAIMS INCURRED                       $  10,779      $   (1,895)      $    8,884
================================================================================
1999
PREMIUMS
  Property-casualty insurance         $  10,960      $   (1,722)      $    9,238
  Life insurance                          2,190            (314)           1,876
  Accident and health insurance             444             (54)             390
--------------------------------------------------------------------------------
                                      $  13,594      $   (2,090)      $   11,504
================================================================================
CLAIMS INCURRED                       $   9,939      $   (1,913)      $    8,026
================================================================================

     Reinsurance recoverables, net of valuation allowance, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

IN MILLION OF DOLLARS                                      2001             2000
--------------------------------------------------------------------------------
Life business                                        $    2,283       $    2,028
Property-casuality business:
  Pools and associations                                  2,082            2,592
  Other reinsurance                                       8,008            6,096
--------------------------------------------------------------------------------
TOTAL                                                $   12,373       $   10,716
================================================================================

15. RESTRUCTURING AND MERGER-RELATED ITEMS

IN MILLIONS OF DOLLARS                     2001            2000             1999
--------------------------------------------------------------------------------
Restructuring charges                 $     448      $      579       $      166
Changes in estimates                        (53)            (65)            (401)
Accelerated depreciation                     63              68              182
--------------------------------------------------------------------------------
Total restructuring-related Items           458             582              (53)
Merger-related items                         --             177               --
--------------------------------------------------------------------------------
TOTAL RESTRUCTURING AND
  MERGER-RELATED ITEMS                $     458      $      759       $      (53)
================================================================================

     During 2001, Citigroup recorded restructuring charges of $448 million. Of the $448 million, $319 million related to the downsizing of certain functions in the Global Corporate and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring-and merger-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented over the next year. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

     The $423 million related to employee severance reflects the cost of eliminating approximately 12,500 positions, including 4,200 in Citigroup's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 3,400 in the Global Corporate business related to other restructuring initiatives. Approximately 3,200 of these positions were in the United States.

     The 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $287 million of severance and other costs (of which $203 million of employee severance and $16 million of leasehold and other exit costs have been paid in cash and $68 is legally obligated), together with translation effects. Through December 31, 2001 approximately 8,600 gross staff positions have been eliminated under these programs.

     During 2000, Citigroup recorded restructuring charges of $579 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

     Of the $579 million charge, $474 million related to the acquisition of Associates included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of corporate, middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $579 million charge related to operations in the United States.

     The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,800 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions related to the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

     As of December 31, 2001, the 2000 restructuring reserve utilization included $184 million of asset impairment charges and $302 million of severance and other exit costs (of which $145 million of employee severance and $107 million of leasehold and other exit costs have been paid in cash and $50 million is legally obligated), together with translation effects. The remaining reserve for 2000 restructuring initiatives of $87 million at December 31, 2001 is expected to be substantially utilized by the end of the first quarter of 2002. Through December 31, 2001, approximately 5,450 staff positions have been eliminated under these programs.

     During 2000, the Company also recorded $177 million of merger-related costs which included legal, advisory, and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates.

     In 1999, Citigroup recorded restructuring charges of $166 million, including additional severance charges of $49 million as a result of the continued implementation of 1998 restructuring initiatives, as well as $82 million of exit costs associated with new initiatives in the Global Consumer business primarily related to the reconfiguartion of certain branch operations outside the U.S., the downsizing of certain marketing operations, and the exit of a non-strategic business. The 1999 restructuring reserve was fully utilized at June 30, 2000.

     The 1999 charge included $35 million of integration charges recorded by Associates (the Avco charge) related to its January 6, 1999 acquisition of Avco Financial Services, Inc. (Avco). In addition to the Avco charge, as part of the purchase price allocation of the Avco acquisition, Associates recorded a $146 million reserve at the time of the acquisition. This reserve was established to reflect the costs of exiting certain activities that would not be continued after the acquisition. The costs primarily consisted of severance costs and related expenses, lease termination costs and other contractual liabilities. The Avco reserve was fully utilized at December 31, 1999.

     The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $63 million, $68 million and $182 million were recognized in 2001, 2000 and 1999, respectively.

    The status of the 2001, 2000, and 1999 restructuring initiatives is summarized in the following table.

RESTRUCTURING RESERVE ACTIVITY

                                               RESTRUCTURING INITIATIVES
                                      ----------------------------------
IN MILLIONS OF DOLLARS                   2001         2000          1999
------------------------------------------------------------------------
Original charges                      $   448       $  579       $   117
------------------------------------------------------------------------
Acquisitions during:(1)
   2001                                   112           --            --
   2000                                    --           23            --
   1999                                    --           --           146
------------------------------------------------------------------------
                                          112           23           146
------------------------------------------------------------------------
Utilization during:(2)
   2001                                  (352)        (231)           --
   2000                                    --         (255)          (51)
   1999                                    --           --          (212)
------------------------------------------------------------------------
                                         (352)        (486)         (263)
------------------------------------------------------------------------
Changes in estimates during:
   2001                                   (18)         (29)           --
   2000                                    --           --            --
   1999                                    --           --            --
------------------------------------------------------------------------
                                          (18)         (29)           --
------------------------------------------------------------------------
RESERVE BALANCE AT
   DECEMBER 31, 2001                  $   190       $   87       $    --
========================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

    Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2001 resulted in the reduction of the reserve for 2001 restructuring initiatives of $ 18 million, a reduction of $29 million for 2000 restructuring initiatives and a reduction of $6 million for 1998 and 1997 restructuring initiatives. During 2000 and 1999, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $65 million and $151 million, respectively. Changes in estimates related to 1997 restructuring initiatives, which were fully utilized as of December 31, 1999, were $250 million in 1999, and were primarily related to the reassessment of space needed due to the Travelers and Citicorp merger, which indicated the need for increased occupancy and the utilization of space previously considered excessive.

16. INCOME TAXES

IN MILLIONS OF DOLLARS                                                                      2001            2000           1999
--------------------------------------------------------------------------------------------------------------------------------
CURRENT
Federal                                                                                    $3,649          $3,295         $3,350
Foreign                                                                                     2,481           2,301          2,198
State                                                                                         382             392            384
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            6,512           5,988          5,932
--------------------------------------------------------------------------------------------------------------------------------
DEFERRED
Federal                                                                                       757           1,231            631
Foreign                                                                                        98             197           (134)
State                                                                                         159             109            101
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            1,014           1,537            598
--------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAX
   BEFORE MINORITY INTEREST(1)                                                              7,526           7,525          6,530
Provision (benefit) for income taxes on cumulative effect of accounting changes               (93)             --            (84)
Income tax expense (benefit) reported in Stockholders' equity related to:
   Foreign currency translation                                                              (252)           (108)           (25)
   Securities available for sale                                                              (71)           (259)           (28)
   Employee stock plans                                                                      (674)         (1,400)        (1,017)
   Cash flow hedges                                                                           105              --             --
   Other                                                                                       --             (24)            (1)
--------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES BEFORE MINORITY INTEREST                                                      $6,541          $5,734         $5,375
================================================================================================================================

(1) Includes the effect of securities transactions resulting in a provision of $202 million in 2001, $282 million in 2000, and $189 million in 1999.

    The reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate applicable to income (before minority interest and cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                                         2001        2000       1999
------------------------------------------------------------------------------------
FEDERAL STATUTORY RATE                                   35.0%       35.0%      35.0%
Limited taxability of investment income                  (1.3)       (1.2)      (1.4)
State income taxes, net of Federal benefit                1.6         1.6        1.7
Other, net                                               (0.9)        0.2        0.7
------------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATE                                34.4%       35.6%      36.0%
====================================================================================

Deferred income taxes at December 31 related to the following:

IN MILLIONS OF DOLLARS                                                     2001         2000
--------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Credit loss deduction                                                   $ 4,197      $ 2,981
Differences in computing policy reserves                                  1,787        1,956
Unremitted foreign earnings                                                  --        2,031
Deferred compensation                                                     1,413        1,234
Employee benefits                                                         1,108          613
Interest related items                                                      379          363
Foreign and state loss carryforwards                                        290          293
Other deferred tax assets                                                 1,427        1,513
--------------------------------------------------------------------------------------------
Gross deferred tax assets                                                10,601       10,984
Valuation allowance                                                         200          220
--------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS AFTER VALUATION ALLOWANCE                            10,401       10,764
--------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Unremitted foreign earnings                                                 (37)          --
Investments                                                                (978)      (1,534)
Deferred policy acquisition costs and value of insurance in force        (1,248)      (1,102)
Leases                                                                   (1,792)      (1,524)
Intangibles                                                                (769)        (354)
Other deferred tax liabilities                                           (1,697)      (1,995)
--------------------------------------------------------------------------------------------
GROSS DEFERRED TAX LIABILITIES                                           (6,521)      (6,509)
--------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                                  $ 3,880      $ 4,255
============================================================================================

    Foreign pretax earnings approximated $8.1 billion in 2001, $6.9 billion in 2000, and $5.4 billion in 1999. As a U.S. corporation, Citigroup is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. In addition, certain of Citigroup's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2001, $2.0 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. Federal income tax rate, additional taxes of $565 million would have to be provided if such earnings were remitted.

    Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by Federal law. Distributions are not contemplated from this account, which aggregated $982 million (subject to a tax of $344 million) at December 31, 2001.

    The 2001 net change in the valuation allowance related to deferred tax assets was a decrease of $20 million primarily relating to state net operating losses. The valuation allowance of $200 million at December 31, 2001 is primarily related to specific state and local, and foreign tax carryforwards, or tax law restrictions on benefit recognition in the U.S. Federal tax return and in the above jurisdictions.

    Management believes that the realization of the recognized net deferred tax asset of $3.880 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pretax financial statement income of approximately $20 billion, on average, over the last three years and has generated Federal taxable income exceeding $13 billion, on average, each year during this same period.

17. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and
(iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities. These subordinated debentures and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

The following tables summarize the financial structure of each of the Company's subsidiary trusts at December 31, 2001:

TRUST                                                                                 JUNIOR SUBORDINATED DEBENTURES OWNED BY TRUST
SECURITIES                                                                   COMMON   ---------------------------------------------
WITH                                                                         SHARES                                   REDEEMABLE BY
DISTRIBUTIONS               ISSUANCE  SECURITIES  LIQUIDATION    COUPON   ISSUED TO                                          ISSUER
GUARANTEED BY                   DATE      ISSUED        VALUE      RATE      PARENT         AMOUNT         MATURITY       BEGINNING
-----------------------------------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
Citigroup:
Citigroup Capital I        Oct. 1996  16,000,000       $  400     8.000%    494,880          $ 412   Sept. 30, 2036    Oct. 7, 2001
Citigroup Capital II       Dec. 1996     400,000          400     7.750%     12,372            412     Dec. 1, 2036    Dec. 1, 2006
Citigroup Capital III      Dec. 1996     200,000          200     7.625%      6,186            206     Dec. 1, 2036   Not redeemable
Citigroup Capital IV       Jan. 1998   8,000,000          200     6.850%    247,440            206    Jan. 22, 2038   Jan. 22, 2003
Citigroup Capital V        Nov. 1998  20,000,000          500     7.000%    618,557            515    Nov. 15, 2028   Nov. 15, 2003
Citigroup Capital VI       Mar. 1999  24,000,000          600     6.875%    742,269            619    Mar. 15, 2029   Mar. 15, 2004
Citigroup Capital VII      July 2001  46,000,000        1,150     7.125%  1,422,681          1,186    July 31, 2031   July 31, 2006
Citigroup Capital VIII    Sept. 2001  56,000,000        1,400     6.950%  1,731,959          1,443   Sept. 15, 2031  Sept. 17, 2006
-----------------------------------------------------------------------------------------------------------------------------------
Total parent obligated                                 $4,850
===================================================================================================================================
Subsidiaries:
Travelers P&C Capital I   April 1996  32,000,000       $  800     8.080%    989,720          $ 825   April 30, 2036  April 30, 2001
Travelers P&C Capital II    May 1996   4,000,000          100     8.000%    123,720            103     May 15, 2036    May 15, 2001
Salomon Smith Barney
  Holdings Inc.
  Capital I                Jan. 1998  16,000,000          400     7.200%    494,880            412    Jan. 28, 2038   Jan. 28, 2003
Citicorp  Capital I        Dec. 1996     300,000          300     7.933%      9,000            309    Feb. 15, 2027   Feb. 15, 2007
Citicorp  Capital II       Jan. 1997     450,000          450     8.015%     13,500            464    Feb. 15, 2027   Feb. 15, 2007
Citicorp  Capital III      June 1998   9,000,000          225     7.100%    270,000            232    Aug. 15, 2028   Aug. 15, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Total subsidiary obligated                             $2,275
===================================================================================================================================

    In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

    On January 7, 2002, Citigroup redeemed, for cash, all of the Trust Preferred Securities of Citigroup Capital I at the redemption price of $25 per Preferred Security plus any accrued and unpaid distributions thereon.

18. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PERPETUAL PREFERRED STOCK

The following table sets forth the Company's perpetual preferred stock outstanding December 31:

                                      REDEEMABLE, IN        REDEMPTION                  CARRYING VALUE (IN MILLIONS OF DOLLARS)
                                      WHOLE OR IN PART           PRICE      NUMBER OF   --------------------------------------
                 RATE                 ON OR AFTER(1)         PER SHARE(2)      SHARES                          2001       2000
------------------------------------------------------------------------------------------------------------------------------
Series F(6)      6.365%               June 16, 2007             $ 250       1,600,000                       $  400      $  397
Series G(6)      6.213%               July 11, 2007             $ 250         800,000                          200         181
Series H(3)      6.231%               September 8, 2007         $ 250         800,000                          200         200
Series K(4)      8.400%               March 31, 2001            $ 500         500,000                           --         250
Series M(3)      5.864%               October 8, 2007           $ 250         800,000                          200         195
Series Q(6)      Adjustable           May 31, 1999              $ 250         700,000                          175         172
Series R(5)      Adjustable           August 31, 1999           $ 250         400,000                          100         100
Series U(5)      7.750%               May 15, 2000              $ 250         500,000                          125         125
Series V(5)      Fixed/Adjustable     February 15, 2006         $ 500         250,000                          125         125
------------------------------------------------------------------------------------------------------------------------------
                                                                                                            $1,525      $1,745
==============================================================================================================================

(1) Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.
(2) Liquidation preference per share equals redemption price per share.
(3) Issued as depositary shares, each representing a one-fifth interest in a share of the corresponding series of preferred stock.
(4) Issued as depositary shares, each representing a one-twentieth interest in a share of the corresponding series of preferred stock.
(5) Issued as depositary shares, each representing a one-tenth interest in a share of the corresponding series of preferred stock.
(6) Shares previously held by affiliates in 2001 have been subsequently traded on the open market to third parties during the third quarter of 2001.

    All dividends on the Company's perpetual preferred stock are payable quarterly and are cumulative. Citigroup redeemed Series K Preferred Stock in October 2001. In January 2002, Citigroup redeemed Series U Preferred Stock.

    Dividends on Series Q and R Preferred Stock are payable at rates determined quarterly by formulas based on interest rates of certain U.S. Treasury obligations, subject to certain minimum and maximum rates as specified in the certificates of designation. The weighted-average dividend rate on the series Q and R Preferred Stock was 4.83% for 2001.

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

REGULATORY CAPITAL

Citigroup and Citicorp are subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB) and their U.S. Insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

    To be "well capitalized" under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2001 and 2000, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized. "At December 31, 2001, regulatory capital as set forth in guidelines issued by the U.S. Federal bank regulators is as follows:

                              MINIMUM                              CITIBANK,
IN MILLIONS OF DOLLARS    REQUIREMENT  CITIGROUP    CITICORP            N.A.
----------------------------------------------------------------------------
Tier 1 Capital                           $58,448     $42,188         $31,763
Total Capital(1)                          75,797      62,871          46,778
Tier 1 capital ratio             4.00%      8.42%       8.33%           9.23%
Total capital ratio(1)           8.00%     10.92%      12.41%          13.60%
Leverage ratio(2)                3.00%      5.64%       6.85%           7.16%
============================================================================

(1) Total capital includes Tier 1 and Tier 2.
(2) Tier 1 capital divided by adjusted average assets.

    There are various legal limitations on the extent to which Citigroup's banking subsidiaries may pay dividends to their parents. Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $9.1 billion adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that its bank subsidiaries can distribute dividends to Citigroup of approximately $8.9 billion of the available $9.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

    The property-casualty insurance subsidiaries' statutory capital and surplus at December 31, 2001 and 2000 was $7.687 billion and $7.634 billion, respectively. The life insurance subsidiaries' statutory capital and surplus at December 31, 2001 and 2000 was $6.188 billion and $6.079 billion, respectively. Statutory capital and surplus are subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The property-casualty insurance subsidiaries' statutory net income for the years ended December 31, 2001, 2000 and 1999 was $1.091 billion, $1.445 billion and $1.500 billion, respectively. The life insurance subsidiaries' statutory net income for the years ended December 31, 2001, 2000 and 1999 was $471 million, $1.090 billion and $988 million, respectively. Statutory capital and surplus and statutory net income are determined in accordance with statutory accounting practices.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $586 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department.

    TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion is available by the end of 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to such approval depending upon the amount and timing of the payments.

    Certain of the Company's U.S. and non-U.S. broker-dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 2001 are as follows:

                                                                                      EXCESS OVER
                                                                     NET CAPITAL          MINIMUM
SUBSIDIARY                      JURISDICTION                       OR EQUIVALENT      REQUIREMENT
-------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
Salomon Smith Barney Inc.       U.S. Securities and
                                   Exchange Commission Uniform
                                   Net Capital rule (Rule 15c3-1)         $3,474           $3,014
Salomon Brothers                United Kingdom's Securities
   International Limited          and Futures Authority                    2,757              768
=================================================================================================

19. CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three year period ended December 31, 2001 are as follows:

                                                                                                                       ACCUMULATED
                                                                 NET UNREALIZED          FOREIGN                     OTHER CHANGES
                                                                       GAINS ON         CURRENCY                    IN EQUITY FROM
                                                                     INVESTMENT      TRANSLATION       CASH FLOW         NONOWNER
IN MILLIONS OF DOLLARS                                               SECURITIES       ADJUSTMENT           HEDGES          SOURCES
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                                                 $1,433          $  (449)          $   --          $   984
Unrealized gains on investment Securities, net of tax of $161               566               --               --              566
Less: Reclassification adjustment for gains included in net
   income, net of tax of ($189)                                            (352)              --               --             (352)
Foreign currency translation adjustment, net of tax of ($25)                 --              (43)              --              (43)
----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                       214              (43)              --              171
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                1,647             (492)              --            1,155
Unrealized gains on investment securities, net of tax of $23               (150)              --               --             (150)
Less: Reclassification adjustment for gains included in net
   income, net of tax of ($282)                                            (524)              --               --             (524)
Foreign currency translation adjustment, net of tax of ($108)                --             (358)              --             (358)
----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                      (674)            (358)              --           (1,032)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                  973             (850)              --              123
Cumulative effect of accounting changes, net of tax of $70(1)               101               20               (3)             118
Unrealized gains on investment securities, net of tax of $71                154               --               --              154
Less: Reclassification adjustment for gains included in net
   income, net of tax of ($202)                                            (376)              --               --             (376)
Foreign currency translation adjustment, net of tax of ($263)                --           (1,034)              --           (1,034)
Cash flow hedges, net of tax of $106                                         --               --              171              171
----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                      (121)          (1,014)             168             (967)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                               $  852          $(1,864)          $  168          $  (844)
==================================================================================================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.

20. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                  2001           2000           1999
----------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                                      $ 14,284       $ 13,519       $ 11,370
Cumulative effect of accounting changes                           (158)            --           (127)
Preferred dividends                                               (110)          (116)          (149)
----------------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON
   STOCKHOLDERS FOR BASIC EPS                                   14,016         13,403         11,094
Effect of dilutive securities                                       --             --             10
----------------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON
   STOCKHOLDERS FOR DILUTED EPS                               $ 14,016       $ 13,403       $ 11,104
====================================================================================================
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING APPLICABLE TO BASIC EPS                         5,031.7        4,977.0        4,979.2
----------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Options                                                        81.6          110.9          103.3
   Restricted stock                                               32.6           33.2           34.8
   Convertible securities                                          1.1            1.1           10.5
----------------------------------------------------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING APPLICABLE TO DILUTED EPS                       5,147.0        5,122.2        5,127.8
====================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect
   of accounting changes                                      $   2.82       $   2.69       $   2.26
Cumulative effect of accounting changes                          (0.03)            --          (0.03)
----------------------------------------------------------------------------------------------------
NET INCOME                                                    $   2.79       $   2.69       $   2.23
====================================================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect
   of accounting changes                                      $   2.75       $   2.62       $   2.19
Cumulative effect of accounting changes                          (0.03)            --          (0.02)
----------------------------------------------------------------------------------------------------
NET INCOME                                                    $   2.72       $   2.62       $   2.17
====================================================================================================

    During 2001, 2000 and 1999, weighted average options of 100.1 million shares, 28.1 million shares and 42.7 million shares with weighted average exercise prices of $52.76 per share, $58.32 per share, and $40.81 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

21. INCENTIVE PLANS

The Company has adopted a number of equity compensation plans under which it administers stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. At December 31, 2001, approximately 450 million shares were authorized for grant under Citigroup's stock incentive plans.

STOCK OPTION PROGRAMS

The company has a number of stock option programs that provide for the granting of stock options to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, Citigroup option vest over a five-year period, including options granted under Travelers predecessor plans and options granted since the date of the merger. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Generally, options granted under Associates predecessor plans vest over a three-year period. Certain options permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

    To further encourage employee stock ownership, the Company's eligible employees participate in WealthBuilder, Citibuilder, or the new Citigroup Ownership stock option programs. Commencing in 2001, new grants are made under the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership programs vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

    During 1998, a group of key Citicorp employees were granted 12,680,000 performance-based stock options at an equivalent Citigroup strike price of $24.13. These performance-based options vested in 1999 when Citigroup's stock price reached $40.00 per share. The cost of performance-based options was measured as the difference between the exercise price and the market price required for vesting. After-tax expense recognized on these performance based options was $68 million in 1999. All of the expense related to these grants has been recognized.

Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                            2001                             2000                             1999
                                    ----------------------------    -----------------------------     ----------------------------
                                                        WEIGHTED                         Weighted                         Weighted
                                                         AVERAGE                          Average                          Average
                                                        EXERCISE                         Exercise                         Exercise
                                        OPTIONS            PRICE         Options            Price         Options            Price
----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING, BEGINNING OF YEAR      372,547,412      $     30.55     377,082,042           $23.69     419,060,809         $  20.37
Granted original                     57,366,507            52.77      86,287,613            43.57      29,869,276            34.46
Granted reload                       13,655,748            49.99      57,637,033            49.50      39,352,789            37.61
Forfeited                           (21,544,911)           34.55     (20,672,028)           27.11     (18,106,937)           20.43
Exercised                           (57,602,949)           23.12    (127,787,248)           26.14     (93,093,895)           18.70
----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING, END OF YEAR            364,421,807      $     36.18     372,547,412           $30.55     377,082,042         $  23.69
==================================================================================================================================
EXERCISABLE AT YEAR-END             164,268,613                      118,330,975                      113,813,418
==================================================================================================================================

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2001:

                                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -----------------------------------------------        -----------------------------
                                                            WEIGHTED
                                                             AVERAGE        WEIGHTED                             WEIGHTED
                                                         CONTRACTUAL         AVERAGE                              AVERAGE
                                          NUMBER                LIFE        EXERCISE             NUMBER          EXERCISE
RANGE OF EXERCISE PRICES             OUTSTANDING           REMAINING           PRICE        EXERCISABLE             PRICE
-------------------------------------------------------------------------------------------------------------------------
$ 0.03--$ 9.99                        16,025,359           2.3 years        $   6.83        15,012,126            $  6.72
$10.00--$19.99                        13,439,499           4.3 years           14.26        11,977,180              14.26
$20.00--$29.99                       123,660,877           6.0 years           23.60        65,974,043              23.42
$30.00--$39.99                        30,524,889           7.1 years           33.77        10,956,980              33.52
$40.00--$49.99                        91,055,480           7.7 years           45.49        27,506,605              46.58
$50.00--$59.99                        89,612,050           7.1 years           53.49        32,772,216              54.09
$60.00--$60.93                           103,653           7.3 years           60.93            69,463              60.93
-------------------------------------------------------------------------------------------------------------------------
                                     364,421,807           6.6 years        $  36.18       164,268,613            $ 31.91
=========================================================================================================================

THE RESTRICTED STOCK PROGRAM

The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year restricted period, during which time the stock cannot be sold or transferred by the participant and is subject to total or partial forfeiture if the participant's employment is terminated. Certain CAP participants may elect to receive part of their awards in CAP stock and part in stock options. The figures in the two previous tables include options granted under CAP. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. Information with respect to restricted stock awards is as follows:

                                                               2001              2000          1999
---------------------------------------------------------------------------------------------------
Shares awarded                                           26,018,414        27,989,280    14,577,765
Weighted average fair market value per share            $     43.60       $     40.66   $     28.52
After-tax compensation cost charged to earnings         $       397       $       417   $       269
  (IN MILLIONS OF DOLLARS)
===================================================================================================

CITIGROUP 401(k)

Under the Citigroup 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with this plan amounted to $32 million in 2001, $29 million in 2000 and $31 million in 1999.

STOCK PURCHASE PROGRAM

Stock Purchase Program offerings, which are administered under the Citigroup 2000 Stock Purchase Plan and the Citicorp 1997 Stock Incentive Plan allow eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock to be delivered under the Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The original offering under the Citigroup Stock Purchase Program was in August 2000. In 2001, three additional offerings were made to new employees in March, July and November 2001.

    A previous offering under the 1997 Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan were sourced from treasury shares.

    Following is the share activity under the August 2000 and 1997 fixed-price offerings for the purchase of shares at the equivalent Citigroup price of $52.92 and $22.65 per share, respectively. The fixed-price offerings for the purchase of shares for the offerings made in March, July and November 2001 were $44.98, $50.21 and $45.52, respectively. The 1997 offering expired on June 30, 1999. All current offerings will expire in September 2002.

                                                                 2001           2000          1999
--------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT THE BEGINNING OF YEAR     24,081,663             --    15,090,212
Subscriptions entered into                                  2,981,557     24,618,050            --
Shares purchased                                               76,361          1,647    13,765,639
Canceled or terminated                                      5,725,549        534,740     1,324,573
--------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT END OF YEAR               21,261,310     24,081,663            --
==================================================================================================

PRO FORMA IMPACT OF SFAS NO. 123

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance based options) and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

    Alternatively, FASB rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Earnings per share dilution would be recognized as well.

    Under both methods, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged.

    Had the Company applied SFAS No. 123 in accounting for the Company's stock option plans, net income and net income per share would have been the pro forma amounts indicated below:

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                              2001          2000          1999
--------------------------------------------------------------------------------------------------------------
Compensation expense
   related to stock
   option plans                                       As reported      $        --   $        --    $      108
                                                      Pro forma                862           919           818
--------------------------------------------------------------------------------------------------------------
Net income                                            As reported      $    14,126   $    13,519    $   11,243
                                                      Pro forma             13,566        12,931        10,782
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                              As reported      $      2.79   $      2.69    $     2.23
                                                      Pro forma               2.68          2.57          2.11
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                            As reported      $      2.72   $      2.62    $     2.17
                                                      Pro forma               2.61          2.50          2.05
==============================================================================================================

    The pro forma adjustments relate to stock options granted from 1995 through 2001, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

    SFAS No. 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees tender previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

    Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

    Additional valuation and related assumption information for Citigroup option plans is presented below:

FOR OPTIONS GRANTED DURING                      2001          2000         1999
-------------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR VALUE
  Option                                    $  11.69      $   9.94     $  10.65
-------------------------------------------------------------------------------
WEIGHTED AVERAGE EXPECTED LIFE
  Original grants                            3 years       3 years      3 years
  Reload grants                               1 year        1 year       1 year
-------------------------------------------------------------------------------
VALUATION ASSUMPTIONS
  Expected volatility                          38.76%        41.35%        46.1%
  Risk-free interest rate                       4.63%         6.17%        5.17%
  Expected annual dividends per share       $   0.92      $   0.76     $   0.47
  Expected annual forfeitures                      5%            5%           5%
===============================================================================

22. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the consolidated balance sheet for the Company's U.S. plans and significant plans outside the United States.

NET BENEFIT EXPENSE

                                                                                 PENSION PLANS     POST RETIREMENT BENEFIT PLANS(1)
                               ---------------------------------------------------------------     -----------------------------
                                                  U.S. PLANS                PLANS OUTSIDE U.S.                        U.S. PLANS
                               -----------------------------   -------------------------------   -------------------------------
IN MILLIONS OF DOLLARS            2001       2000       1999       2001        2000       1999       2001       2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Benefits earned during the
   year                        $   232   $    238   $    264   $    116   $      95   $     89   $      6   $     12     $    16
Interest cost on benefit
   obligation                      544        527        494        190         102         98         73         73          68
Expected return on plan
   assets                         (795)      (757)      (688)      (185)       (106)       (90)       (20)       (18)        (10)
Amortization of unrecognized:
   Net transition (asset)
     obligation                     --          1        (17)         9           5          4         --         --          --
   Prior service cost              (18)        (9)        (6)        --          --         --         (2)        (5)         (5)
   Net actuarial loss (gain)         3        (29)        14          5          (1)         6         (3)        (9)          2
   Curtallment (gain) loss          (5)        --         --          6          --         --        (39)       (29)        (29)
--------------------------------------------------------------------------------------------------------------------------------
NET (BENEFIT) EXPENSE          $   (39)  $    (29)  $     61   $    141   $      95   $    107   $     15   $     24     $    36
================================================================================================================================

(1) For plans outside the U.S., net postretirement benefit expense totaled $42 million in 2001, $13 million in 2000, and $13 million in 1999.

PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                                         POSTRETIREMENT
                                                                     PENSION PLANS        BENEFIT PLANS(3)
                                            --------------------------------------    -----------------
                                                                     PLANS OUTSIDE
                                                   U.S. PLANS(1)              U.S.(2)        U.S. PLANS
                                            -----------------      ---------------    -----------------
IN MILLIONS OF DOLLARS AT YEAR END             2001      2000       2001      2000       2001      2000
-------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year     $ 7,382  $  6,630    $ 1,794   $ 1,632    $ 1,015   $   946
Benefits earned during the year                 232       238        116        95          6        12
Interest cost on benefit obligation             544       527        188       102         73        73
Plan amendments                                (166)        1         --        (5)        --        (3)
Actuarial (gain) loss                           221       327        104       109         28        95
Benefits paid                                  (389)     (351)      (128)      (68)       (82)      (77)
Acquisitions                                     10        24        559        59         --        --
Expenses                                        (16)      (14)        --        --         --        --
Curtailment                                       5        --          1        (8)       (22)      (31)
Settlements                                      --        --          1        (8)        --        --
Foreign exchange impact                          --        --        (70)     (114)        --        --
-------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR           $ 7,823  $  7,382    $ 2,565   $ 1,794    $ 1,018   $ 1,015
=======================================================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning
  of year                                   $ 8,478  $  8,630    $ 1,421   $ 1,421    $   218   $   217
Actual return on plan assets                   (238)      102        333        17         (6)        1
Company contributions                           379        71        139       104         82        77
Employee contributions                           --        --          8         4         --        --
Acquisitions                                     10        32        388        47         --        --
Settlements                                      --        --         (5)       (5)        --        --
Benefits paid                                  (389)     (351)      (128)      (68)       (82)      (77)
Expenses                                        (16)      (14)        --        --         --        --
Foreign exchange impact                          --        --        (57)      (99)        --        --
-------------------------------------------------------------------------------------------------------
PLAN ASSETS AT FAIR VALUE AT END OF YEAR    $ 8,224  $  8,478    $ 2,099   $ 1,421    $   212   $   218
=======================================================================================================
RECONCILLATION OF PREPAID (ACCRUED)
  BENEFIT COST AND TOTAL AMOUNT
  RECOGNIZED
Funded status of the plan                   $   401  $  1,096    $   446   $  (373)   $  (806)  $  (797)
Unrecognized:
  Net transition obligation (asset)              --        --         24        26         --        --
  Prior service cost                           (245)     (114)        10         8         (8)      (26)
  Net actuarial (gain) loss                     655      (589)       289       148        (30)      (88)
-------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                       $   811  $    393    $  (143)  $  (191)   $  (844)  $  (911)
=======================================================================================================
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF
Prepaid benefit cost                        $ 1,300  $    848    $   174   $   131         --   $    --
Accrued benefit liability                      (554)     (513)      (401)     (365)      (844)     (911)
Intangible asset                                 65        58         84        43         --        --
-------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                       $   811  $    393    $  (143)  $  (191)   $  (844)  $  (911)
=======================================================================================================

(1) For unfunded U.S. plans, the aggregate benefit obligation was $547 million, and $537 million, and the aggregate accumulated benefit obligation was $512 million and $475 million at December 31, 2001 and 2000, respectively.
(2) For plans outside the U.S., the aggregate benefit obligation was $2.378 billion and $1.175 billion, and the fair value of plan assets was $1,877 billion and $700 million at December 31, 2001 and 2000, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $670 million and $440 million, and the fair value of plan assets was $324 million and $167 million at December
     31, 2001 and 2000, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(3) For plans outside the U.S., the accumulated postretirement benefit obligation was $524 million and $88 million and the postretirement benefit liability was $519 million and $44 million at December 31, 2001 and 2000, respectively.

     The expected long-term rates of return on assets used in determining the Company's pension and postretirement expense are shown below:

                                       2001             2000             1999
-----------------------------------------------------------------------------
RATE OF RETURN ON ASSETS
U.S. plans                              9.5%     9.0% to 9.5%     9.0% to 9.5%
Plans outside the U.S.(1)      3.0% to 12.0%    2.5% to 12.0%    2.5% to 12.5%
=============================================================================

(1)  Excluding highly inflationary countries.

     The principal assumptions used in determining pension and postretirement benefit obligations for the Company's plans are shown in the following table.

AT YEAR END                                                 2001            2000
--------------------------------------------------------------------------------
DISCOUNT RATE
  U.S. plans                                                7.25%            7.5%
  Plans outside the U.S.(1)                         2.5% to 12.0%   2.5% to 12.0%
FUTURE COMPENSATION INCREASE RATE
  U.S. plans                                         4.0% to 6.0%    4.0% to 6.5%
  Plans outside the U.S.(1)                         2.5% to 12.0%   2.5% to 12.0%
HEALTH CARE COST INCREASE RATE -- U.S.PLANS
  Following year                                     7.0% to 8.0%    7.0% to 8.5%
  Decreasing to the year 2005                        5.0% to 5.5%            5.0%
================================================================================

(1)  Excluding highly inflationary countries.

     As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% each year would have increased the accumulated postretirement benefit obligation as of December 31, 2001 by $38 million and the aggregate of the benefits earned and interest components of 2001 net postretirement benefit expense by $5 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 2001 by $35 million and the aggregate of the benefits earned and interest components of 2001 net postretirement benefit expense by $4 million.

23. DERIVATIVES AND OTHER ACTIVITIES
The following table summarizes certain information related to the Company's hedging activities for the year ended December 31, 2001:

                                                             YEAR ENDED DECEMBER 31,
IN MILLIONS OF DOLLARS                                                          2001
------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
   Hedge ineffectiveness recognized in earnings                                $ 168
   Net gain excluded from assessment of effectiveness                             85
CASH FLOW HEDGES:
   Hedge ineffectiveness recognized in earnings                                   20
   Amount excluded from assessment of effectiveness                               --
NET INVESTMENT HEDGES:
   Net gain included in foreign currency translation
     adjustment within accumulated other changes in
     equity from nonowner sources                                                432
====================================================================================

     Additionally, $313 million of net gains is expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months from December 31, 2001.

     The accumulated other changes in equity from nonowner sources from cash flow hedges for 2001 can be summarized as follows (net of taxes):

                                                            YEAR ENDED DECEMBER 31,
IN MILLIONS OF DOLLARS                                                         2001
-----------------------------------------------------------------------------------
Beginning balance(1)                                                       $     (3)
Net gains from cash flow hedges                                                 315
Net amounts reclassified to earnings                                           (144)
-----------------------------------------------------------------------------------
Ending balance                                                             $    168
===================================================================================

(1) Results from the cumulative effect of accounting change for cash flow hedges.

    Citigroup enters into derivative and foreign exchange futures, forwards, options and swaps, which enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks, and also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

     Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

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

     Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the balance sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

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

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The table presents the carrying value and fair value of Citigroup's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Contractholder funds amounts exclude certain insurance contracts. Also as required, the disclosures exclude the effect of taxes, do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, the excess fair value associated with deposits with no fixed maturity, as well as other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

     The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

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

                                                                      2001                        2000
                                                      --------------------       ---------------------
                                                     CARRYING    ESTIMATED      Carrying     Estimated
IN BILLIONS OF DOLLARS AT YEAR-END                      VALUE   FAIR VALUE         value    fair value
------------------------------------------------------------------------------------------------------
ASSETS AND RELATED INSTRUMENTS
Investments                                           $ 160.8    $   160.8      $  120.1    $    120.1
Federal funds sold and
   securities borrowed or
   purchased under
   agreements to resell                                 134.8        134.8         105.9         105.9
Trading account assets                                  144.9        144.9         132.5         132.5
Loans(1)                                                359.1        374.6         338.1         351.1
Other financial assets(2)                               156.6        156.3         138.2         138.6
======================================================================================================
LIABILITIES AND RELATED INSTRUMENTS
Deposits                                                374.5        374.2         300.6         300.7
Federal funds purchased and securities loaned
   or sold under agreements to repurchase               153.5        153.5         110.6         110.6
Trading account liabilities                              80.5         80.5          85.1          85.1
Contractholder funds
   With defined maturities                                9.5         10.0           6.7           6.7
   Without defined maturities                            10.6         10.3          10.1           9.9
Long-term debt                                          121.6        124.3         111.8         112.3
Other financial liabilities(3)                          132.5        132.5         148.2         147.8
======================================================================================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $22.7 billion and $20.0 billion of lease finance receivables in 2001 and 2000, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Statement of Financial Position.
(3) Includes brokerage payables, separate and variable accounts, investment banking and brokerage borrowings, short-term borrowings, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Statement of Financial Position.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $15.5 billion at year-end 2001 and $13.0 billion in 2000. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $10.9 billion, an increase of $1.5 billion from year-end 2000, and for commercial loans net of the allowance by $4.6 billion, which was an increase of $1.0 billion from year-end 2000. The increase in estimated fair values in excess of carrying values of consumer loans and commercial loans is primarily due to the lower interest rate environment in 2001.

     The estimated fair value of credit card securitizations, which are included with other financial assets in the table above, was $0.3 billion less than their carrying value at December 31, 2001, which is $0.6 billion less than December 31, 2000, when the estimated fair value exceeded the carrying value by $0.3 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

     For 2001, all end-user derivative contracts, which are included in other assets and other liabilities in the previous table, are carried at fair value. At December 31, 2000 the gross difference between the fair value and carrying amount was $0.8 billion for contracts whose fair value exceeds carrying value, and $0.5 billion for contracts whose carrying value exceeds fair value.

26. PLEDGED ASSETS, COLLATERAL AND COMMITMENTS

PLEDGED ASSETS
At December 31, 2001 and 2000 the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41 were as follows:

IN MILLIONS OF DOLLARS                                                2001                  2000
------------------------------------------------------------------------------------------------
For securities sold under agreements to repurchase              $  183,814            $  161,909
As collateral for securities borrowed of
   approximately equivalent value                                   44,340                41,149
As collateral on bank loans                                            154                   225
To clearing organizations or segregated under
   securities laws and regulations                                  12,834                10,427
For securities loaned                                               17,562                21,226
Other                                                               43,054                41,520
------------------------------------------------------------------------------------------------
                                                                $  301,758            $  276,456
================================================================================================

     In addition, included in cash and due from banks at December 31, 2001 and 2000 is $5.3 billion and $2.7 billion, respectively, of cash segregated under Federal and other brokerage regulations or deposited with clearing organizations.

     At December 31, 2001 the Company had $975 million of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

COLLATERAL
At December 31, 2001 and 2000, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $245.0 billion and $236.6, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

     At December 31, 2001 and 2000, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions, and bank loans.

     In addition, at December 31, 2001 and 2000, the Company had pledged $47.5 billion and $47.5 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

LEASE COMMITMENTS
Rental expense (principally for offices and computer equipment) was $1.7 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

IN MILLIONS OF DOLLARS AT YEAR-END
-----------------------------------------------------------
2002                                                $ 1,079
2003                                                    927
2004                                                    761
2005                                                    759
2006                                                    488
Thereafter                                            2,654
-----------------------------------------------------------
                                                    $ 6,668
===========================================================

     The Company and certain of Salomon Smith Barney's subsidiaries together have an option to purchase the buildings presently leased for Salomon Smith Barney's executive offices and New York City operations at the expiration of the lease term.

LOAN COMMITMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                                             2001              2000
-----------------------------------------------------------------------------------------------------
One to four family residential mortgages                                  $   5,470         $   2,456
Revolving open-end loans secured by 1-4 family residential
   properties                                                                 7,107             6,164
Commercial real estate, construction and land development                     1,882             1,130
Credit card lines                                                           387,396           347,383
Commercial and other consumer loan commitments(1)                           210,909           197,415
-----------------------------------------------------------------------------------------------------
Total                                                                     $ 612,764         $ 554,728
=====================================================================================================

(1) Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities.

     The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.7 billion and $6.8 billion at December 31, 2001 and 2000.

LOANS SOLD WITH CREDIT ENHANCEMENTS

                                                           AMOUNTS
                                               --------------------
IN BILLIONS OF DOLLARS AT YEAR-END               2001         2000         FORM OF CREDIT ENHANCEMENT
-----------------------------------------------------------------------------------------------------
Residential mortgages and other
  loans sold with recourse(1)                  $  7.7      $  10.4       2001: Recourse obligation of
                                                                             $3.5, and put options as
                                                                       described below 2000; Recourse
                                                                          obligation of $5.1, and put
                                                                          options as described below.
-----------------------------------------------------------------------------------------------------
GNMA sales/servicing agreements(2)               13.4         16.1      Secondary recourse obligation
-----------------------------------------------------------------------------------------------------
Securitized credit card receivables              66.8         57.0      Includes net revenue over the
                                                                        life of the transaction. Also
                                                                              includes other recourse
                                                                      obligations of $1.0 in 2001 and
                                                                                                2000.
=====================================================================================================

(1)  Residential mortgages represent 57% of amounts in 2001 and 71% in 2000.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

     Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

     Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $139 million at December 31, 2001 and $66 million at December 31, 2000. Net revenue from securitized credit card receivables included in other revenue was $2.1 billion, $2.4 billion, and $2.1 billion for the years ended December 31, 2001, 2000, and 1999, respectively.

     Various put options were written during 2000 and 1999 which require Citigroup to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The put option at year-end 2001 is exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $133 million was exercised in 2000. If exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. Two option contracts from 2000 that were exercised in 2001 were the following: a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion principal amount of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust which is exercisable at any time after March 15, 2000; and a put option, originally exercisable at any time after September 15, 2000, the exercise of which had been extended to April 12, 2001, with respect to an aggregate of up to approximately $1.25 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after June 15, 2000. The aggregate amortized amount of these options was approximately $1.4 billion at December 31, 2001 and $3.4 billion at December 31, 2000. The Company has recorded liabilities totaling approximately $6 million at December 31, 2001 and $17 million at December 31, 2000 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the Consolidated Statement of Income.

FINANCIAL GUARANTEES
Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

     Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $19.9 billion at December 31, 2001 and $15.5 billion at December 31, 2000, and performance standby letters of credit.

                                                                               2001               2000
                                       --------------------------------------------       ------------
IN BILLIONS OF DOLLARS AT YEAR-END     Expire within  Expire after     TOTAL AMOUNT       Total amount
                                              1 year        1 year      OUTSTANDING        outstanding
------------------------------------------------------------------------------------------------------
Insurance, surety                             $  2.8       $   6.7          $   9.5             $  8.0
Options, purchased securities, and
  escrow                                         0.3           0.1              0.4                0.3
Clean letters of credit                          3.3           1.0              4.3                4.5
Backstop state, country, and
   municipal securities                           --            --               --                0.1
Other debt related                               7.4           2.7             10.1               10.2
------------------------------------------------------------------------------------------------------
TOTAL(1)                                      $ 13.8       $  10.5          $  24.3             $ 23.1
======================================================================================================

(1) Total is net of cash collateral of $2.2 billion in 2001 and $2.0 billion in 2000. Collateral other than cash covered 30% of the total in 2001 and 24% in 2000.

OTHER COMMITMENTS
Salomon Smith Barney and a principal broker-dealer subsidiary have each provided a portion of a residual value guarantee in the amount of $77 million in connection with the lease of the buildings occupied by Salomon Smith Barney's executive offices and New York operations.

27. CONTINGENCIES
In the ordinary course of business, Citigroup and/or its subsidiaries are defendants or co-defendants in various litigation matters, other than environmental and asbestos property and casualty insurance claims as discussed in Note 13 to the Consolidated Financial Statements. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition, or liquidity.

28. CITIGROUP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF INCOME

                                                         YEAR ENDED DECEMBER 31,
                                              ---------------------------------
IN MILLIONS OF DOLLARS                          2001          2000         1999
-------------------------------------------------------------------------------
REVENUES                                    $     54     $     133   $       80
-------------------------------------------------------------------------------
Expenses:
   Interest                                      651           346          389
   Other                                         267           255          133
-------------------------------------------------------------------------------
Total                                            918           601          522
-------------------------------------------------------------------------------
PRE-TAX LOSS                                    (864)         (468)        (442)
Income tax benefit                               348           167          156
-------------------------------------------------------------------------------
LOSS BEFORE EQUITY IN NET INCOME OF
  SUBSIDIARIES                                  (516)         (301)        (286)
Equity in net income of subsidiaries          14,642        13,820       11,529
-------------------------------------------------------------------------------
INCOME                                      $ 14,126     $  13,519   $   11,243
===============================================================================

CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                      DECEMBER 31,
                                                 ---------------------------------
IN MILLIONS OF DOLLARS                                           2001         2000
----------------------------------------------------------------------------------
ASSETS
Cash                                                        $      27   $       85
Investments                                                     1,487           --
Investment in and advances to:
   Bank and bank holding company subsidiaries                  87,562       56,973
   Other subsidiaries                                          33,060       30,431
Cost of acquired businesses in excess of net assets               368          381
Other                                                             383          508
----------------------------------------------------------------------------------
TOTAL                                                       $ 122,887   $   88,378
==================================================================================
LIABILITIES
Advances from and payables to subsidiaries                  $     748   $      270
Commercial paper                                                  481          496
Junior subordinated debentures, held by subsidiary trusts       4,850        2,367
Long-term debt                                                 34,794       18,197
Other liabilities                                                 541          616
Redeemable preferred stock, held by subsidiary                    226          226
STOCKHOLDER'S EQUITY
Preferred stock ($1.00 par value; authorized shares: 30
   million), at aggregate liquidation value                     1,525        1,745
Common stock
  ($.01 par value; authorized shares: 15 billion),
  issued shares: 5,477,416,254 at December 31, 2001 and
  5,351,143,583 at December 31, 2001                               55           54
Additional paid in capital                                     23,196       16,504
Retained earnings                                              69,803       58,862
Treasury stock, at cost (2001--328,727,790 shares; and
   2000--328,921,189 shares)                                  (11,099)     (10,213)
Accumulated other changes in equity from nonowner sources        (844)         123
Unearned compensation                                          (1,389)        (869)
----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                           81,247       66,206
----------------------------------------------------------------------------------
TOTAL                                                       $ 122,887   $   88,378
==================================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                 ------------------------------
IN MILLIONS OF DOLLARS                               2001     2000         1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $ 14,126 $ 13,519     $ 11,243
Adjustments to reconcile net income to cash
   provided by operating activities:
     Equity in net income of subsidiaries         (14,642) (13,820)     (11,529)
     Dividends received from:
       Bank and bank holding company
         subsidiaries                               5,784    1,255        4,791
       Other subsidiaries                           2,325    1,535        2,285
     Other, net                                      (109)    (240)       2,046
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           7,484    2,249        8,836
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries              (6,250)  (5,800)        (321)
Change in investments                              (1,487)   1,763         (425)
Advances to subsidiaries, net                     (13,733)  (6,523)      (1,206)
-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (21,470) (10,560)      (1,952)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) advances from
  subsidiaries, net                                 2,961     (617)      (1,197)
Dividends paid                                     (3,185)  (2,654)      (2,139)
Issuance of common stock                              875      958          758
Redemption of preferred stock                        (250)    (150)        (388)
Stock tendered for payment of withholding taxes      (506)    (593)        (496)
Treasury stock acquired                            (3,045)  (4,066)      (3,954)
Issuance of long-term debt                         17,610   14,817        1,859
Issuance of junior subordinated debentures          2,483       --          619
Payments and redemptions of long-term debt         (3,000)    (650)        (100)
Change in short-term borrowings                       (15)     496         (991)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                       13,928    7,541       (6,029)
-------------------------------------------------------------------------------
Change in cash                                        (58)    (770)         855
Cash at beginning of period                            85      855           --
-------------------------------------------------------------------------------
Cash at end of period                            $     27 $     85     $    855
===============================================================================
Supplemental disclosure of cash flow
  information
Cash paid during the period for interest         $  1,739 $    510     $    400
Cash received during the period for taxes             911    1,066        1,251
===============================================================================

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    2001                                      2000
                                                       ---------------------------------  ----------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS       FOURTH    THIRD   SECOND    FIRST    Fourth      Third    Second      First
----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                       $ 26,650 $ 27,714 $ 27,854 $ 29,804  $ 29,328   $ 28,624   $ 27,059  $ 26,815
Total revenues, net of interest expense                21,004   19,387   19,385   20,281    19,003     18,835     18,220    19,130
Total benefits, claims, and credit losses               5,209    4,983    4,166    4,201     4,288      3,760      3,753     3,685
Total operating expenses                                9,985    9,523    9,592   10,501    10,282      9,620      9,290     9,367
INCOME BEFORE INCOME TAXES, MINORITY INTEREST, AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES               5,810    4,881    5,627    5,579     4,433      5,455      5,177     6,078
Provision for income taxes                              1,898    1,678    1,960    1,990     1,582      1,958      1,818     2,167
Minority Interest, net of income taxes                     37       26       15        9        11         13         20        55
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES   3,875    3,177    3,652    3,580     2,840      3,484      3,339     3,856
Cumulative effect of accounting changes(1)                 --       --     (116)     (42)       --         --         --        --
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $  3,875 $  3,177 $  3,536 $  3,538  $  2,840   $  3,484   $  3,339  $  3,856
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                             $   0.75 $   0.62 $   0.70 $   0.70  $   0.57   $   0.69   $   0.67  $   0.77
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                           $   0.74 $   0.61 $   0.69 $   0.69  $   0.55   $   0.67   $   0.65  $   0.75
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK PRICE PER SHARE
High                                                 $ 51.190 $ 53.480 $ 53.550 $ 56.297  $ 57.125   $ 59.125   $ 50.156  $ 46.781
Low                                                    41.750   36.360   42.700   40.600    44.500     45.422     42.000    35.813
Close                                                  50.480   40.500   52.840   44.980    51.063     54.063     45.188    44.906
Dividends per share of common stock                     0.160    0.160    0.140    0.140     0.140      0.140      0.120     0.120
==================================================================================================================================

(1) Accounting changes include the first quarter 2001 adoption of SFAS 133 and the second quarter 2001 adoption of EITF 99-20.

     Due to averaging of shares, quarterly earnings per share may not add to the totals for the full-year totals. The fourth quarter of 2001 includes charges of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio. The 2001 fourth quarter also includes a $228 million (pretax) write down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments.

     The third, second and first quarters of 2001 include $82 million after-tax ($129 million pretax), $129 million after-tax ($209 million pretax) and $66 million after-tax ($110 million pretax), respectively, of restructuring charges. The fourth, third, and second quarters of 2000 include $381 million after-tax ($538 million pretax), $15 million after-tax ($24 million pretax), $11 million after-tax ($17 million pretax), respectively, of restructuring charges, and in the 2000 fourth and third quarters, include $119 million after-tax ($143 million pretax) and $22 million after-tax ($34 million pretax), respectively, of merger related costs. The fourth quarter of 2000 includes a $135 million after-tax ($210 million pretax) transportation loss provision related to the truck loan and leasing portfolio. The first quarter of 2000 includes a $71 million after-tax ($112 million pretax) charge related to discontinuation of Associates Housing Finance loan originations. The fourth and second quarters of 2001 include credits for reductions of prior charges of $22 million after-tax ($35 million pretax) and $10 million after-tax ($18 million pretax), respectively. The fourth and second quarters of 2000 include credits for reductions of prior charges of $13 million after-tax ($22 million pretax) and $28 million after-tax ($43 million pretax), respectively. The 2001 fourth, third, second and first quarters also include $9 million after-tax ($14 million pretax), $3 million after-tax ($5 million pretax), $14 million after-tax ($22 million pretax), and $14 million after-tax ($22 million pretax), respectively, of restructuring-related accelerated depreciation. The 2000 fourth, third, second, and first quarters also include $4 million after-tax ($7 million pretax), $8 million after-tax ($12 million pretax), $19 million after-tax ($29 million pretax), and $12 million after-tax ($20 million pretax), respectively, of restructuring-related accelerated depreciation.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                                       AVERAGE VOLUME               INTEREST REVENUE                 %AVERAGE RATE
                                           ---------------------------   ----------------------------      ------------------------
IN MILLION OF DOLLARS                          2001     2000      1999       2001      2000      1999       2001     2000      1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CASH AND DUE FROM BANKS
In U.S. offices                            $  2,842 $  3,338 $   3,038   $     --  $     --  $     --         --       --        --
In offices outside the U.S.(4)                1,095    1,540       917         17        30        13       1.55     1.95      1.42
-----------------------------------------------------------------------------------------------------
Total                                         3,937    4,878     3,955         17        30        13       0.43     0.62      0.33
-----------------------------------------------------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS(4)           18,395   13,232    12,384      1,265     1,226       992       6.88     9.27      8.01
-----------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES BORROWED
  OR PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                             104,150   96,807    82,778      7,082     8,654     6,120       6.80     8.94      7.39
In offices outside the U.S.(4)               34,087   30,615    32,635      1,798     1,817     1,549       5.27     5.93      4.75
-----------------------------------------------------------------------------------------------------
Total                                       138,237  127,422   115,413      8,880    10,471     7,669       6.42     8.22      6.64
-----------------------------------------------------------------------------------------------------
BROKERAGE RECEIVABLES
In U.S. offices                              25,058   26,029    17,002      1,197     2,135     1,212       4.78     8.20      7.13
In offices outside the U.S.(4)                2,517    3,271     3,416        205       320       188       8.14     9.78      5.50
-----------------------------------------------------------------------------------------------------
Total                                        27,575   29,300    20,418      1,402     2,455     1,400       5.08     8.38      6.86
-----------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS(5)(6)
In U.S. offices                              81,241   63,723    58,052      3,685     3,181     2,245       4.54     4.99      3.87
In offices outside the U.S.(4)               37,304   36,571    30,948      1,787     1,340       989       4.79     3.66      3.20
-----------------------------------------------------------------------------------------------------
Total                                       118,545  100,294    89,000      5,472     4,521     3,234       4.62     4.51      3.63
-----------------------------------------------------------------------------------------------------
INVESTMENTS
  In U.S. offices
     Taxable                                 79,731   74,375    67,924      4,919     4,916     4,327       6.17     6.61      6.37
     Exempt from U.S. income tax             16,050   14,747    14,297      1,213     1,057     1,000       7.56     7.17      6.99
  In offices outside the U.S.(4)             38,822   29,623    28,262      2,557     2,169     2,907       6.59     7.32     10.29
-----------------------------------------------------------------------------------------------------
Total                                       134,603  118,745   110,483      8,689     8,142     8,234       6.46     6.86      7.45
-----------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(7)
Consumer loans
  In U.S. offices                           151,837  134,624   113,773     17,353    15,797    13,321      11.43    11.73     11.71
  In offices outside the U.S.(4)             79,782   75,200    68,984     10,187     9,708     8,984      12.77    12.91     13.02
-----------------------------------------------------------------------------------------------------
Total consumer loans                        231,619  209,824   182,757     27,540    25,505    22,305      11.89    12.16     12.20
-----------------------------------------------------------------------------------------------------
Commercial loans
  In U.S. offices
     Commercial and industrial               36,330   32,472    27,443      2,759     2,649     2,325       7.59     8.16      8.47
     Lease financing                         14,364   11,792     8,758      1,339     1,045       682       9.32     8.86      7.79
     Mortgage and real estate                 3,140    3,598     6,518        278       361       730       8.85    10.03     11.20
  In offices outside the U.S.(4)             91,867   79,812    73,565      7,706     7,821     6,980       8.39     9.80      9.49
-----------------------------------------------------------------------------------------------------
Total commercial loans                      145,701  127,674   116,284     12,082    11,876    10,717       8.29     9.30      9.22
-----------------------------------------------------------------------------------------------------
TOTAL LOANS                                 377,320  337,498   299,041     39,622    37,381    33,022      10.51    11.08     11.04
-----------------------------------------------------------------------------------------------------
OTHER INTEREST-EARNING ASSETS                15,456    9,745     7,740      1,607     1,027       753      10.40    10.54      9.73
-----------------------------------------------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS               834,068  741,114   658,434   $ 66,954  $ 65,253  $ 55,317       8.03     8.80      8.40
                                                                         ==========================================================
Non interest earning assets(5)              149,171  135,538   118,641
----------------------------------------------------------------------
TOTAL ASSETS                               $983,239 $876,652 $ 777,075
===================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(7)  Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                                        AVERAGE VOLUME                INTEREST EXPENSE            % AVERAGE RATE
                                     ----------------------------------  -----------------------------  ------------------------
IN MILLIONS OF DOLLARS                     2001        2000        1999      2001       2000      1999     2001    2000     1999
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
DEPOSITS
In U.S. offices
  Savings deposits(7)                  $ 68,427    $ 36,252    $ 33,422   $ 1,676    $ 1,206   $   928     2.45    3.33     2.78
  Other time deposits                    20,391      16,050      12,105       461        712       301     2.26    4.44     2.49
In offices outside the U.S.(4)          209,542     196,368     169,138     9,099     11,172     9,519     4.34    5.69     5.63
------------------------------------------------------------------------------------------------------
Total                                   298,360     248,670     214,665    11,236     13,090    10,748     3.77    5.26     5.01
------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND
   SECURITIES LOANED OR SOLD UNDER
   AGREEMENTS TO REPURCHASE
In U.S. offices                         118,928     106,655      79,669     7,673      9,515     6,172     6.45    8.92     7.75
In offices outside the U.S.(4)           36,878      27,435      30,326     2,892      2,351     1,778     7.84    8.57     5.86
------------------------------------------------------------------------------------------------------
Total                                   155,806     134,090     109,995    10,565     11,866     7,950     6.78    8.85     7.23
------------------------------------------------------------------------------------------------------
BROKERAGE PAYABLES
In U.S. offices                          22,632      18,275      11,852       236        282       219     1.04    1.54     1.85
In offices outside the U.S.(4)            1,851       1,926       1,675        12         25         3     0.65    1.30     0.18
------------------------------------------------------------------------------------------------------
Total                                    24,483      20,201      13,527       248        307       222     1.01    1.52     1.64
------------------------------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES(5)(6)
In U.S. offices                          23,544      20,711      28,409        37         39        54     0.16    0.19     0.19
In offices outside the U.S.(4)           24,773      22,696      21,150        12         17        31     0.05    0.07     0.15
------------------------------------------------------------------------------------------------------
Total                                    48,317      43,407      49,559        49         56        85     0.10    0.13     0.17
------------------------------------------------------------------------------------------------------
INVESTMENT BANKING AND BROKERAGE
   BORROWINGS
In U.S. offices                          13,651      16,970      11,656       669      1,188       663     4.90    7.00     5.69
In offices outside the U.S.(4)              679         539         593        71         58        86    10.46   10.76    14.50
------------------------------------------------------------------------------------------------------
Total                                    14,330      17,509      12,249       740      1,246       749     5.16    7.12     6.11
------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
In U.S. offices                          33,965      42,482      35,318     1,359      2,131     1,631     4.00    5.02     4.62
In offices outside the U.S.(4)           10,066       8,809       9,539       944      1,223     1,343     9.38   13.88    14.08
------------------------------------------------------------------------------------------------------
Total                                    44,031      51,291      44,857     2,303      3,354     2,974     5.23    6.54     6.63
------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                         114,372      84,658      79,392     5,827      5,679     4,802     5.09    6.71     6.05
In offices outside the U.S.(4)           10,029      10,402       9,548       572        662       776     5.70    6.36     8.13
------------------------------------------------------------------------------------------------------
Total                                   124,401      95,060      88,940     6,399      6,341     5,578     5.14    6.67     6.27
------------------------------------------------------------------------------------------------------
MANDATORILY REDEEMABLE SECURITIES OF
   SUBSIDIARY TRUSTS                      5,563       4,920       4,920       425        378       368     7.64    7.68     7.48
------------------------------------------------------------------------------------------------------==========================
Demand deposits in U.S. offices           8,293       9,998      10,761
Other non-interest bearing
   liabilities(5)                       186,870     189,977     173,852
TOTAL STOCKHOLDERS' EQUITY               72,785      61,529      53,750
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $983,239    $876,652    $777,075   $31,965    $36,638   $28,674
================================================================================================================================
NET INTEREST REVENUE AS A
   PERCENTAGE OF AVERAGE
   INTEREST-EARNING ASSETS
In U.S. offices(8)                     $529,774    $471,277    $407,304   $22,400    $17,578   $16,543     4.23    3.73     4.06
In offices outside the U.S.(8)          304,294     269,837     251,130    12,589     11,037    10,100     4.14    4.09     4.02
------------------------------------------------------------------------------------------------------
TOTAL                                  $834,068    $741,114    $658,434   $34,989    $28,615   $26,643     4.19    3.86     4.05
================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See note 23 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(6) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(7) Savings deposits consist of insured Money Market Rate accounts, NOW accounts, and other savings deposits
(8) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

                                                         2001 vs. 2000                         2000 vs. 1999
                                 -------------------------------------  ------------------------------------
                                      INCREASE (DECREASE)                   Increase (decrease)
                                        DUE TO CHANGE IN:                     due to change in:
                                 ------------------------               -----------------------
IN MILLIONS OF DOLLARS ON A          AVERAGE      AVERAGE          NET      Average      Average         Net
   TAXABLE EQUIVALENT BASIS(1)        VOLUME         RATE       CHANGE(2)    volume         rate      change(2)
------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS               $   (8)      $   (5)      $  (13)      $   11       $    6      $   17
------------------------------------------------------------------------------------------------------------
DEPOSITS AT INTEREST WITH
   BANKS(3)                              404         (365)          39           71          163         234
------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND
   SECURITIES BORROWED OR
   PURCHASED UNDER AGREEMENTS TO
   RESELL
In U.S. offices                          619       (2,191)      (1,572)       1,134        1,400       2,534
In offices outside the U.S.(3)           195         (214)         (19)        (100)         368         268
------------------------------------------------------------------------------------------------------------
Total                                    814       (2,405)      (1,591)       1,034        1,768       2,802
------------------------------------------------------------------------------------------------------------
BROKERAGE RECEIVABLES
In U.S. offices                          (77)        (861)        (938)         719          204         923
In offices outside the U.S.(3)           (67)         (48)        (115)          (8)         140         132
------------------------------------------------------------------------------------------------------------
Total                                   (144)        (909)      (1,053)         711          344       1,055
------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS(4)
In U.S. offices                          815         (311)         504          236          700         936
In offices outside the U.S.(3)            27          420          447          194          157         351
------------------------------------------------------------------------------------------------------------
Total                                    842          109          951          430          857       1,287
------------------------------------------------------------------------------------------------------------
INVESTMENTS
In U.S. offices                          434         (275)         159          458          188         646
In offices outside the U.S.(3)           622         (234)         388          134         (872)       (738)
------------------------------------------------------------------------------------------------------------
Total                                  1,056         (509)         547          592         (684)        (92)
------------------------------------------------------------------------------------------------------------
LOANS--CONSUMER
In U.S. offices                        1,976         (420)       1,556        2,447           29       2,476
In offices outside the U.S.(3)           586         (107)         479          803          (79)        724
------------------------------------------------------------------------------------------------------------
Total                                  2,562         (527)       2,035        3,250          (50)      3,200
------------------------------------------------------------------------------------------------------------
LOANS--COMMERCIAL
In U.S. offices                          490         (169)         321          439         (121)        318
In offices outside the U.S.(3)         1,094       (1,209)        (115)         606          235         841
------------------------------------------------------------------------------------------------------------
Total                                  1,584       (1,378)         206        1,045          114       1,159
------------------------------------------------------------------------------------------------------------
TOTAL LOANS                            4,146       (1,905)       2,241        4,295           64       4,359
------------------------------------------------------------------------------------------------------------
OTHER INTEREST-EARNING ASSETS            594          (14)         580          207           67         274
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST REVENUE                 7,704       (6,003)       1,701        7,351        2,585       9,936
============================================================================================================
DEPOSITS
In U.S. offices                        1,031         (812)         219          202          487         689
In offices outside the U.S.(3)           710       (2,783)      (2,073)       1,548          105       1,653
------------------------------------------------------------------------------------------------------------
Total                                  1,741       (3,595)      (1,854)       1,750          592       2,342
------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND
   SECURITIES LOANED OR SOLD
   UNDER AGREEMENTS TO REPURCHASE
In U.S. offices                        1,006       (2,848)      (1,842)       2,310        1,033       3,343
In offices outside the U.S.(3)           754         (213)         541         (183)         756         573
------------------------------------------------------------------------------------------------------------
Total                                  1,760       (3,061)      (1,301)       2,127        1,789       3,916
------------------------------------------------------------------------------------------------------------
BROKERAGE PAYABLES
In U.S. offices                           58         (104)         (46)         103          (40)         63
In offices outside the U.S.(3)            (1)         (12)         (13)           1           21          22
------------------------------------------------------------------------------------------------------------
Total                                     57         (116)         (59)         104          (19)         85
------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES(4)
In U.S. offices                            5           (7)          (2)         (15)          --         (15)
In offices outside the U.S.(3)             1           (6)          (5)           3          (17)        (14)
------------------------------------------------------------------------------------------------------------
Total                                      6          (13)          (7)         (12)         (17)        (29)
------------------------------------------------------------------------------------------------------------
INVESTMENT BANKING AND
   BROKERAGE BORROWINGS
In U.S. offices                         (205)        (314)        (519)         348          177         525
In offices outside the U.S.(3)            15           (2)          13           (7)         (21)        (28)
------------------------------------------------------------------------------------------------------------
Total                                   (190)        (316)        (506)         341          156         497
------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
In U.S. offices                         (384)        (388)        (772)         351          149         500
In offices outside the U.S.(3)           157         (436)        (279)        (102)         (18)       (120)
------------------------------------------------------------------------------------------------------------
Total                                   (227)        (824)      (1,051)         249          131         380
------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                        1,709       (1,561)         148          332          545         877
In offices outside the U.S.(3)           (23)         (67)         (90)          65         (179)       (114)
------------------------------------------------------------------------------------------------------------
Total                                  1,686       (1,628)          58          397          366         763
------------------------------------------------------------------------------------------------------------
MANDATORILY REDEEMABLE
   SECURITIES OF SUBSIDIARY TRUSTS        49           (2)          47           --           10          10
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                 4,882       (9,555)      (4,673)       4,956        3,008       7,964
------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                  $2,822       $3,552       $6,374       $2,395       $ (423)     $1,972
============================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(4) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction or interest revenue.

RATIOS

                                                              2001      2000       1999
----------------------------------------------------------------------------------------
Net income to average assets                                  1.44%     1.54%      1.45%
Return on common stockholders' equity(1)                     19.72%    22.43%     21.47%
Return on total stockholders' equity(2)                      19.41%    21.97%     20.92%
Total average equity to average assets                        7.40%     7.02%      6.92%
Dividends declared per common share as a percentage of
  income per common share, assuming dilution                  22.1%     19.8%      18.7%
========================================================================================

(1) Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.
(2) Based on income less preferred stock dividends as a percentage of average total stockholders' equity

FOREGONE INTEREST REVENUE ON LOANS(1)

                                              IN U.S.     IN NON-U.S.          2001
IN MILLIONS OF DOLLARS                       OFFICES         OFFICES          TOTAL
-----------------------------------------------------------------------------------
Interest revenue that would have been
  accrued at original contractual rates(2)      $358            $516           $874
Amount recognized as interest revenue(2)         103             164            267
-----------------------------------------------------------------------------------
FOREGONE INTEREST REVENUE                       $255            $352           $607
===================================================================================

(1) Relates to commercial cash basis and loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                     DUE            OVER 1
                                                WITHIN 1        BUT WITHIN             OVER
IN MILLIONS OF DOLLARS AT YEAR-END                  YEAR           5 YEARS          5 YEARS            TOTAL
------------------------------------------------------------------------------------------------------------
MATURITIES OF THE GROSS COMMERCIAL
  LOAN PORTFOLIO
In U.S. offices
   Commercial and industrial loans               $ 7,734           $18,665          $ 6,032         $ 32,431
   Mortgage and real estate                          925             1,353              506            2,784
   Lease financing                                 3,192            12,173            3,153           18,518
In offices outside the U.S.                       60,073            28,517            8,712           97,302
------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL LOAN PORTFOLIO                  $71,924           $60,708          $18,403         $151,035
============================================================================================================
SENSITIVITY OF LOANS DUE AFTER ONE
   YEAR TO CHANGES IN INTEREST RATES(1)
Loans at predetermined interest rates                              $28,602          $ 8,110
Loans at floating or adjustable
   interest rates                                                   32,106           10,293
------------------------------------------------------------------------------------------------------------
TOTAL                                                              $60,708          $18,403
============================================================================================================

(1) Based on contractual terms, Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 23 and 25 to the Consolidated Financial Statements.

LOANS OUTSTANDING

IN MILLIONS OF DOLLARS AT YEAR-END                       2001        2000        1999        1998       1997
------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. offices                                      $ 80,099    $ 73,166    $ 59,376      51,381   $ 46,465
    Mortgage and real estate
    Installment, revolving credit, and other           84,367      78,017      63,374      60,564     57,340
------------------------------------------------------------------------------------------------------------
                                                      164,466     151,183     122,750     111,945    103,805
------------------------------------------------------------------------------------------------------------
In offices outside the U.S.                            27,703      24,988      24,808      21,578     19,140
   Mortgage and real estate
   Installment, revolving credit, and other            54,276      55,515      50,293      42,375     34,989
   Lease financing                                        391         427         475         484        544
------------------------------------------------------------------------------------------------------------
                                                       82,370      80,930      75,576      64,437     54,673
------------------------------------------------------------------------------------------------------------
                                                      246,836     232,113     198,326     176,382    158,478
Unearned income                                        (2,677)     (3,234)     (3,757)     (3,377)    (3,432)
------------------------------------------------------------------------------------------------------------
CONSUMER LOANS--NET                                   244,159     228,879     194,569     173,005    155,046
------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. offices
   Commercial and industrial                           32,431      32,220      30,163      26,182     23,597
   Lease financing                                     18,518      14,864      10,281       9,477      8,690
   Mortgage and real estate                             2,784       3,490       5,439       9,000      7,666
------------------------------------------------------------------------------------------------------------
                                                       53,733      55,574      45,883      44,659     39,953
------------------------------------------------------------------------------------------------------------
In offices outside the U.S.
   Commercial and industrial                           76,459      69,111      61,984      56,761     48,284
   Mortgage and real estate                             2,859       1,720       1,728       1,792      1,651
   Loans to financial institutions                     10,163       9,559       7,692       8,008      6,480
   Lease financing                                      3,788       3,689       2,459       1,760      1,439
   Governments and official institutions                4,033       1,952       3,250       2,132      2,376
------------------------------------------------------------------------------------------------------------
                                                       97,302      86,031      77,113      70,453     60,230
------------------------------------------------------------------------------------------------------------
                                                      151,035     141,605     122,996     115,112    100,183
Unearned income                                        (3,261)     (3,462)     (2,664)     (2,439)    (2,186)
------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS--NET                                 147,774     138,143     120,332     112,673     97,997
------------------------------------------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME                   391,933     367,022     314,901     285,678    253,043
Allowance for credit losses                           (10,088)     (8,961)     (8,853)     (8,596)    (8,087)
------------------------------------------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME AND ALLOWANCE
   FOR CREDIT LOSSES                                 $381,845    $358,061    $306,048    $277,082   $244,956
============================================================================================================

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

IN MILLIONS OF DOLLARS OF YEAR-END                           2001       2000       1999       1998      1997
------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral
     value)(1)                                             $  699     $  390     $  473     $  555    $  398
Other(2)                                                    3,342      1,580      1,162      1,201       806
------------------------------------------------------------------------------------------------------------
TOTAL                                                      $4,041     $1,970     $1,635     $1,756    $1,204
============================================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                            $1,315     $  700     $  476     $  614    $  432
In offices outside the U.S.(2)                              2,726      1,270      1,159      1,142       772
------------------------------------------------------------------------------------------------------------
TOTAL                                                      $4,041     $1,970     $1,635     $1,756    $1,204
============================================================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                            $  551     $  634     $  509     $  532    $  560
In offices outside the U.S.                                   130        151         98         96        77
------------------------------------------------------------------------------------------------------------
TOTAL                                                      $  681     $  785     $  607     $  628    $  637
============================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN
   SUSPENDED
In U.S. offices                                            $2,501     $1,797     $1,696     $1,751    $1,679
In offices outside the U.S.(2)                              1,733      1,607      1,821      1,664     1,063
------------------------------------------------------------------------------------------------------------
TOTAL                                                      $4,234     $3,404     $3,517     $3,415     2,742
============================================================================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(3)
In U.S. offices                                            $1,822     $1,247     $  874     $  833    $  871
In offices outside the U.S.(2)                                776        385        452        532       467
------------------------------------------------------------------------------------------------------------
TOTAL                                                      $2,598     $1,632     $1,326     $1,365    $1,338
============================================================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost of collateral value.
(2) The December 31, 2001 balance includes Banamex loan data.
(3) Substantially all consumer loans of which $920 million,$503 million, $379 million, $267 million, and $240 million are government-guaranteed student loans at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

IN MILLIONS OF DOLLARS OF YEAR-END                    2001         2000        1999         1998        1997
------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                           $393         $366        $332         $358      $  356
Commercial(1)                                          220          291         511          514         716
Corporate/Other                                          8            8          14            8           8
------------------------------------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                         $621         $665        $857         $880      $1,080
============================================================================================================
OTHER REPOSSESSED ASSETS(2)                           $439         $292        $256         $135      $  126
============================================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

IN MILLIONS OF DOLLARS                                2001         2000        1999         1998        1997
------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF        $ 8,961       $8,853      $8,596       $8,087      $7,306
   YEAR
------------------------------------------------------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                             5,316        4,345       4,169        3,753       3,523
Commercial                                           1,484          994         591          508          72
------------------------------------------------------------------------------------------------------------
                                                     6,800        5,339       4,760        4,261       3,595
------------------------------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER(1)
In U.S. offices                                      4,185        3,413       3,063        3,057       3,011
In offices outside the U.S.                          2,048        1,939       1,799        1,235         989
COMMERCIAL
Mortgage and real estate
   In U.S. offices                                      13           10          59           40          33
   In offices outside the U.S.                           3           22          11           58          47
Governments and official
   institutions outside the U.S.                        --           --          --            3          --
Loans to financial institutions
   In U.S. offices                                      10           --          --           --          --
   In offices outside the U.S.                          --           --          11           97           7
Commercial and industrial
   In U.S. offices                                   1,378          563         186          125          70
   In offices outside the U.S.                         651          311         479          348         112
------------------------------------------------------------------------------------------------------------
                                                     8,288        6,258       5,608        4,963       4,269
------------------------------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER(1)
In U.S. offices                                        435          526         413          427         450
In offices outside the U.S.                            418          403         356          287         264
COMMERCIAL(2)
Mortgage and real estate
   In U.S. offices                                       1            9          36           89          50
   In offices outside the U.S.                           1            1           2           10           7
Governments and official institutions outside the
   U.S.                                                 --            1          --           10          36
Loans to financial institutions in offices
   outside the U.S.                                      9            9           5           16          17
Commercial and industrial
   In U.S. offices                                     262           45          19           36          72
   In offices outside the U.S.                         134           70          94           30          55
------------------------------------------------------------------------------------------------------------
                                                     1,260        1,064         925          905         951
------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                      4,888        3,406       2,840        2,670       2,542
In offices outside the U.S.                          2,140        1,788       1,843        1,388         776
------------------------------------------------------------------------------------------------------------
                                                     7,028        5,194       4,683        4,058       3,318
------------------------------------------------------------------------------------------------------------
Other--net(3)                                        1,355          (37)        180          306         504
------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR         $10,088       $8,961      $8,853       $8,596      $8,087
============================================================================================================
Net consumer credit losses                         $ 5,380       $4,423      $4,093       $3,578      $3,286
As a percentage of average consumer loans             2.32%        2.11%       2.24%        2.23%       2.19%
============================================================================================================
Net commercial credit losses                       $ 1,648       $  771      $  590       $  480      $   32
As a percentage of average commercial loans           1.13%        0.60%       0.51%        0.45%       0.04%
============================================================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes amounts received under credit default swaps purchased from third parties.
(3) 2001 primarily includes the addition of allowance for credit losses related to the acquistions of Banamex and EAB. Also includes the addition of allowance for credit losses related to other acquisitions and the impact of foreign currency translation effects. 1998 reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

                                                              2001                      2000                        1999
                                       ---------------------------  ------------------------  ---------------------------
                                            AVERAGE        AVERAGE    Average        Average     Average         Average
IN MILLIONS OF DOLLARS AT YEAR-END          BALANCE  INTEREST RATE    Balance  Interest Rate     Balance   Interest Rate
------------------------------------------------------------------  ------------------------  ---------------------------
Banks(2)                                   $ 24,039           6.39%  $ 32,063           6.78%   $ 21,993            7.10%
Other demand deposits                        58,885           2.74     44,486           3.64      38,798            3.14
Other time and savings deposits(2)          141,392           4.35    132,325           5.57     119,581            5.64
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                      $224,316           4.14   $208,874           5.35    $180,372            5.28
=========================================================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 23 to the Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

IN MILLIONS OF DOLLARS                      UNDER 3          OVER 3 TO 5          OVER 5 TO 12       OVER 12
AT YEAR-END 2001                             MONTHS               MONTHS                MONTHS        MONTHS
-------------------------------------------------------------------------------------------------------------
Certificates of deposit                      $4,480                 $793                  $829        $1,798
Other time deposits                             535                  191                   115         6,748
=============================================================================================================

SHORT-TERM AND OTHER BORROWINGS(1)

                         FEDERAL FUNDS PURCHASED
                       AND SECURITIES SOLD UNDER                                                        INVESTMENT BANKING AND
                        AGREEMENTS TO REPURCHASE          COMMERCIAL PAPER    OTHER FUNDS BORROWED(2)     BROKERAGE BORROWINGS
                  ------------------------------ -------------------------  ------------------------  ------------------------
IN MILLIONS OF
DOLLARS                2001       2000      1999     2001     2000    1999     2001    2000     1999     2001    2000     1999
------------------------------------------------------------------------------------------------------------------------------
Amounts
 outstanding
 at year-end       $153,511   $110,625   $92,591  $12,696  $38,152 $31,018  $11,765 $13,523  $13,321  $14,804 $18,227  $13,719
Average
 outstanding
 during the year    155,806    134,090   109,995   30,524   37,837  32,769   13,507  13,454   12,088   14,330  17,509   12,249
Maximum month end
 outstanding        172,763    154,543   129,112   35,825   43,037  38,018   16,331  15,478   17,666   18,840  21,701   14,048
------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE
   INTEREST RATE
During the year(3)     6.78%      8.85%     7.23%    3.58%    5.02%   4.75%    8.95%  10.82%   11.72%    5.16%   7.12%    6.11%
At year-end(4)         2.49%      5.78%     4.34%    1.98%    5.36%   5.69%    3.44%   8.76%    7.94%    2.03%   6.55%    6.00%
==============================================================================================================================

(1) Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Notes 12 and 23 to the Consolidated Financial Statements.
(4) Based on contractual rates at year-end.

PROPERTY-CASUALTY INSURANCE SERVICES-OTHER INFORMATION

SELECTED PRODUCT INFORMATION
The following table sets forth by product line net written premiums (including Associates) for Commercial Lines and Personal Lines for the year ended 2001. Many National Accounts customers demand services, other than pure risk coverage, primarily for workers' compensation and to a lesser extent general liability and commercial automobile exposures. These types of services include risk management services such as claims management, loss control and risk management information services, and are generally offered in connection with a large deductible or self-insured programs. These services generate fee income rather than net written premiums, and are not reflected in the following table.

2001 NET WRITTEN PREMIUMS

                                                   AMOUNT OF          PERCENTAGE OF
                                                 NET WRITTEN      TOTAL NET WRITTEN
IN MILLIONS OF DOLLARS                              PREMIUMS               PREMIUMS
------------------------------------------------------------------------------------
PRODUCT LINE
Commercial Lines
  Commercial multi-peril                              $1,793                 28.6%
  Workers' compensation                                1,033                 16.5
  Commercial automobile                                1,133                 18.0
  Property                                               905                 14.4
  General liability                                      506                  8.1
  Fidelity and surety                                    907                 14.4
-----------------------------------------------------------------------------------
TOTAL COMMERCIAL LINES                                $6,277                100.0%
-----------------------------------------------------------------------------------
Personal Lines
  Automobile                                          $2,642                 63.4%
  Homeowners and other                                 1,524                 36.6
-----------------------------------------------------------------------------------
TOTAL PERSONAL LINES                                  $4,166                100.0%
===================================================================================

PROPERTY AND CASUALTY RESERVES
Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by major product line, coverage and year.

    The table on page 94 sets forth the year-end reserves for 1991 through 2001, and the subsequent changes in those reserves, presented on a historical basis for the Company. The original estimates, cumulative amounts paid, and reestimated reserves in the table for the years 1991-1995 have not been restated to include the property-casualty insurance businesses acquired by the Company from the Aetna Services, Inc. in 1996, (Aetna P&C). Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1991-2001 year-end reserves and the subsequent changes in those reserves. For instance, the "cumulative deficiency or redundancy" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1991 included $4 million for a loss that is finally paid in 2001 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1991-2000 shown in the table.

    Various factors may distort the reestimated reserves and cumulative deficiency or redundancy shown in the table. For example, a substantial portion of the cumulative deficiencies shown in the table arise from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos, and other cumulative injury claims. In the post-1984 period, the Company developed more stringent underwriting standards and policy exclusions and significantly contracted or terminated the writing of these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Claims, Asbestos Claims and Litigation, Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves and Cumulative Injury Other than Asbestos Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

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

    Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table. The differences between the reserves for claims and claim adjustment expenses shown in the table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company's subsidiaries filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: ($17) million, $9 million and $38 million, for the years 2001, 2000, and 1999, respectively.

The table below reflects Associates for all periods due to the acquisition being accounted for as a pooling of interest:

                                                                                                         YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS         1991(1)  1992(1)  1993(1)  1994(1)  1995(1)  1996(2)  1997(2)  1998(2)  1999(2)  2000(2)  2001(2)
---------------------------------------------------------------------------------------------------------------------------------
RESERVES FOR LOSS AND LOSS
 ADJUSTMENT EXPENSE ORIGINALLY
 ESTIMATED                     $ 9,421  $ 9,884  $10,205  $10,271  $10,124  $21,839  $21,426  $21,152  $20,367  $19,922  $20,191
CUMULATIVE AMOUNTS
 PAID AS OF
One year later                   2,144    2,215    1,907    1,861    1,529    3,714    4,033    4,311    4,281    4,606
Two years later                  3,593    3,563    3,229    2,897    2,817    6,610    6,890    7,137    9,948
Three years later                4,603    4,571    3,996    4,064    3,911    8,851    8,858    9,308
Four years later                 5,384    5,170    4,950    4,942    4,769   10,365   10,488
Five years later                 5,860    5,973    5,662    5,655    5,330   11,659
Six years later                  6,556    6,587    6,270    6,122    5,850
Seven years later                7,099    7,127    6,678    6,591
Eight years later                7,591    7,492    7,107
Nine years later                 7,928    7,892
Ten years later                  8,301
RESERVES REESTIMATED AS OF
One year later                   9,457   10,023   10,162    9,954    9,860   21,359   21,094   20,868   20,163   19,924
Two years later                  9,765   10,125   10,127    9,778    9,797   21,174   20,708   20,557   20,062
Three years later               10,050   10,155   10,002    9,864    9,800   20,829   20,428   20,365
Four years later                10,166   10,161   10,166    9,896    9,746   20,677   20,179
Five years later                10,263   10,378   10,193    9,932    9,722   20,440
Six years later                 10,507   10,413   10,244    9,910    9,672
Seven years later               10,536   10,481   10,266    9,914
Eight years later               10,617   10,528   10,270
Nine years later                10,677   10,542
Ten years later                 10,708
---------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE DEFICIENCY
 (REDUNDANCY)                  $ 1,287  $   658  $    65  $  (357) $  (452) $(1,399) $(1,247) $  (787) $  (305) $     2
=================================================================================================================================
Gross liability -- end of year                   $13,822  $13,894  $14,740  $29,992  $29,367  $29,139  $28,776  $28,327  $29,792
Reinsurance recoverables                           3,617    3,623    4,616    8,153    7,941    7,987    8,409    8,405    9,601
---------------------------------------------------------------------------------------------------------------------------------
Net liability -- end of year                     $10,205  $10,271  $10,124  $21,839  $21,426  $21,152  $20,367  $19,922  $20,191
=================================================================================================================================
GROSS REESTIMATED LIABILITY --                   $13,936  $13,820  $14,136  $28,424  $27,876  $28,354  $28,417  $28,525
 LATEST
Reestimated reinsurance
 recoverables -- latest                            3,666    3,906    4,464    7,984    7,697    7,989    8,355    8,601
---------------------------------------------------------------------------------------------------------------------------------
NET REESTIMATED LIABILITY --                     $10,270  $ 9,914  $ 9,672  $20,440  $20,179  $20,365  $20,062  $19,924
 LATEST
=================================================================================================================================
GROSS CUMULATIVE DEFICIENCY                      $   114  $   (74) $  (604) $(1,568) $(1,491) $  (785) $  (359) $   198
 (REDUNDANCY)
=================================================================================================================================

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

PROPERTY AND CASUALTY REINSURANCE
TPC reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings, and protect capital resources. TPC cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to this reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to TPC to the extent of the reinsurance ceded, TPC remains liable as the direct insurer on all risks reinsured. TPC also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. TPC monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, and the price of their product offerings. For additional information concerning reinsurance, see Note 14 to the Consolidated Financial Statements.

    TPC utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses.

NET RETENTION POLICY. The descriptions below relate to reinsurance arrangements of TPC in effect after January 1, 2002. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts limit the net retention to a maximum of $8.2 million per insured, per occurrence and those used by Select Accounts limits the net retention to a maximum of $6.4 million per insured, per occurrence. National Accounts utilizes reinsurance to limit net retained policy limits on third-party coverages to $6.0 million. Gulf utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $5.5 million per risk for any line of business. For commercial property insurance, there is a $7.5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, National Accounts, Select Accounts, and some segments of the residual market business within National Accounts and Gulf cover 75% of each loss between $10 million and $20 million. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For executive liability products such as errors and omissions liability, directors' and officers' liability, employment practices liability and blended insurance products, Bond generally retains from $2 million up to $5 million per risk. For surety protection Bond generally retains up to $29.7 million per principal which may be increased based on the type of obligation and other credit risk factors. Retention policies are reviewed on an ongoing basis.

CATASTROPHE REINSURANCE. TPC utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 67% of total losses between $450 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $20 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 67% of losses between $450 million and $750 million. Risk and catastrophe coverages are reviewed at least quarterly and changes made when deemed appropriate.

REGULATION AND SUPERVISION

BANK HOLDING COMPANY REGULATION. The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); Federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, New York, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation
(FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

    The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed," as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities. The Company's declaration to become a financial holding company became effective on the first eligible date, and as a result, it is permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act, after two years from the date as of which the Company became a bank holding company, the Company was required to conform any activities that were not considered to be closely related to banking or financial in nature under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest. The Company obtained such an extension with respect to several activities in October 2000 and October 2001.

     Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as along as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

     The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 18 to the Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

     Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

     There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of the bank's capital stock and surplus.

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

     In the liquidation or other resolution of a failed U.S. insured depository institution, deposits in the U.S. offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

     A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if the causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

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

     The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2001, the Company's bank and thrift subsidiaries, including Citibank, were "well-capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements for capital analysis.

     A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

     The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provision, the Federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 33.

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

INSURANCE - STATE REGULATION
The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the lines of insurance in which they may engage, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

     The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. See Note 18 to the Consolidated Financial Statements.

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

     Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. "Control" is generally presumed to exist through the ownership of 10% or more the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. Such requirements may deter, delay or prevent certain transactions affecting the control of or the ownership of the Company's common stock, including transactions that could be advantageous to the stockholders of the Company.

SECURITIES REGULATION
Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

     The Company's registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict Salomon Smith Barney Holdings Inc.'s ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit Salomon Smith Barney Holdings Inc.'s ability to pay dividends and make payments on its debt. See Notes 12 and 18 to the Consolidated Financial Statements. Certain of the Company's broker dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent.

     The Company is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940 who provide investment advice to investment companies subject to regulation under the Investment Company Act of 1940. Under these Acts, advisory contracts between the Company's investment adviser subsidiaries and these investment companies (Affiliated Funds) would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. In that event, consent to the assignment from the stockholders of the Affiliated Funds involved would be needed for the advisory relationship to continue. In addition, subsidiaries of the Company and the Affiliated Funds are subject to certain restrictions in their dealings with each other.

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

PROPERTIES
The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is owned by Citibank and is occupied by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in the Citigroup Center (153 E. 53rd St., New York, NY) under a long term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

     The Company's property-casualty insurance subsidiaries lease 168 field offices throughout the United States. The principal offices of TIC, TLAC, and TPC are located in Hartford, Connecticut. The majority of such occupied space in Hartford is owned by TIC. TPC also rents space from Aetna Services, Inc. at CityPlace, located in Hartford, Connecticut.

     The Company's life insurance subsidiaries lease office space at approximately 15 locations throughout the United States. TIC and/or The Travelers Insurance Group Inc. lease two other buildings in Hartford, Connecticut, most of which is subleased to third parties. TIC also owns a building in Norcross, Georgia that is occupied by its information systems department.

     Salomon Smith Barney leases two building located at 388 and 390 Greenwich Street in New York City. These leases, which expire in 2008, include a purchase option with respect to the related properties. The principal offices of Salomon Smith Barney are located at 388 Greenwich Street, New York, New York.

     Associates maintains its principal offices in Irving, Texas, in facilities which are, in part, owned and, in part, leased by it. Associates has office and branch sites for its business units throughout the United States, Canada, Asia (Japan, Taiwan, Philippines and Hong Kong), Europe and Latin America. The majority of these sites are leased and, although numerous, none is material to Associates' operations.

     Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations.

     The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 26 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS
In the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. These include civil actions, arbitration proceedings and other matters in which the Company's broker dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. These also include numerous matters in which the Company's insurance subsidiaries are named, arising in the normal course of their business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company and its subsidiaries' operations, financial condition, or liquidity.

EXECUTIVE OFFICERS
The following information with respect to each executive officer of Citigroup is set forth below as of March 8, 2002: name, age and the position held with Citigroup.

NAME                              AGE     POSITION AND OFFICE HELD
-------------------------------------------------------------------------------------
Sir Winfried F.W. Bischoff        60      Chairman, Citigroup Europe
Michael A. Carpenter              54      Chairman & CEO, Corporate
                                          and Investment Bank and
                                          Salomon Smith Barney
Thomas W. Jones                   52      Chairman & CEO, Global Investment
                                          Management & Private Banking Group;
                                          Chairman & CEO, Citigroup
                                          Asset Management
Sir Deryck C. Maughan             54      Vice Chairman; Chairman, Internet
                                          Operating Group; Head, Citigroup
                                          Mergers & Acquisitions; Chairman Cross-
                                          Marketing Group; Chairman Citigroup Japan
Victor J. Menezes                 52      Chairman & CEO, Citibank, N.A.
Charles O. Prince                 52      Chief Operating Officer;
                                          Corporate Secretary; Chief Operating
                                          Officer, Emerging Markets
William R. Rhodes                 66      Senior Vice Chairman Citigroup/Citicorp/
                                          Citibank, N.A.
Robert E. Rubin                   63      Director; Member, Office of the Chairman
Todd S. Thomson                   41      Executive Vice President; Chief Financial
                                          Officer; Head of Global Investments
Sanford I. Weill                  68      Chairman & CEO
Robert B. Willumstad              56      President; Chairman & CEO,
                                          Global Consumer
-------------------------------------------------------------------------------------

     Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

     Sir Winfried Bischoff joined Citigroup in April 2000 upon the merger of J. Henry Schroder & Co. Ltd. with Salomon Smith Barney Holdings Inc. and, from 1995 until that time, he was Chairman and Group Chief Executive of J. Henry Schroder & Co. Ltd. Mr. Jones joined Citigroup in August 1997 and, prior to that time, he was Vice Chairman, President, Chief Operating Officer, and a director of the Teachers Insurance and Annuity Association - College Retirement Equities Fund. Mr. Rubin joined Citigroup in October 1999 and, prior to that time, served as Secretary of the Treasury of the United States from 1995 to 1999. Mr. Thomson joined Citigroup in July 1998 and, prior to that time, was Senior Vice President, Strategic Planning and Business Development for GE Capital Services. Previously, Mr. Thomson held management positions at Barents Group LLC and Bain and Company.

10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-k incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2001 results.

FORM 10-K

------------------------------------------------------------------------
ITEM NUMBER                                                        PAGE

PART I

   1. BUSINESS ...............................                1-2, 4-47
                                                                  93-98

   2. PROPERTIES .............................                       98

   3. LEGAL PROCEEDINGS ......................                       99

   4. SUBMISSION OF MATTERS TO A VOTE OF
      SECURITY  HOLDERS ......................           NOT APPLICABLE
------------------------------------------------------------------------

PART II

   5. MARKET FOR REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS.........              86, 101-102

   6. SELECTED FINANCIAL DATA ................                        3

   7. MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS..............................                     4-47

  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
      ABOUT MARKET RISK.......................             34-41, 63-68
                                                                  81-84

   8. FINANCIAL STATEMENTS AND
      SUPPLEMENTARY DATA .....................                    51-94

   9. CHANGES IN AND DISAGREEMENTS WITH
      ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE....................           NOT APPLICABLE
------------------------------------------------------------------------

PART III

  10. DIRECTORS AND EXECUTIVE OFFICERS
      OF THE REGISTRANT ......................                   99, 103*

  11. EXECUTIVE COMPENSATION .................                         **

  12. SECURITY OWNERSHIP OF CERTAIN
      BENEFICIAL OWNERS AND MANAGEMENT........                         ***

  13. CERTAIN RELATIONSHIPS AND
      RELATED TRANSACTIONS ...................                         ****
------------------------------------------------------------------------

PART IV

  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON FORM 8-K ........ .......                      101
------------------------------------------------------------------------

   * For information regarding Citigroup Directors, see the material under the caption "Election of Directors" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 10, 2002, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.
  ** See the material under the captions "Executive Compensation" and "How We
     Have Done" in the Proxy Statement, incorporated herein by reference.
 *** See the material under the captions "About the Annual Meeting" and "Stock
     Ownership" in the Proxy Statement, incorporated herein by reference.
**** See the material under the captions "Election of Directors" and "Executive
     Compensation" in the Proxy Statement, incorporated herein by reference. None of the foregoing incorporation by reference shall include the information referred to in item 402(a)(8) of Regulation S-K.

EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K
The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
- Citigroup's Restated Certificate of Incorporation, as amended,
- Citigroup's By-Laws,
- Instruments Defining the Rights of Security Holders, Including Indentures,
- Material Contracts, including certain compensatory plans available only to officers and/or directors,
- Statements re: Computation of Ratios,
- Subsidiaries of the Registrant,
- Consents of Experts and Counsel,
- Powers of Attorney of Directors Armstrong, Belda, Bialkin, Derr, Deutch, Harp Helu, Hernandez Ramirez, Jordan, Lipp, Mark, Masin, Mecum, Parsons, Pearson, Rubin, Thomas, and Zankel.

     A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index, by writing to Citigroup, Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043, or on the Internet at http://www.sec.gov.

     Financial Statements filed for Citigroup Inc. and Subsidiaries:
     Consolidated Statement of Income
     Consolidated Statement of Financial Position
     Consolidated Statement of Changes in Stockholders' Equity
     Consolidated Statement of Cash Flows

     On December 10, 2001, in connection with the August 2000 acquisition of the outstanding capital stock of AST Stock plan, Inc., the Company issued 88,013 shares of its common stock. No underwriters were used and the recipients of the Company's common stock were former stockholders or option holders of the acquired company. The shares of common stock issued on December 10, 2001 were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D thereof. The former stockholders and option holders of the acquired company made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The shares issued on December 10, 2001 were subject to restrictions on transfer absent registration under the Securities Act of 1933, and no offers to sell the securities were made by any form of general solicitation or general advertisement. Subsequently, the Company registered the 88,013 shares for resale on a registration statement on Form S-3 declared effective by the SEC on January 7, 2002.

     On October 18, 2001, the Company filed a Current Report on Form 8-K, dated October 17, 2001, reporting under item 5 thereof the results of its operations for the quarter ended September 30, 2001, and certain other selected financial data.

     On October 29, 2001, the Company filed a Current Report on Form 8-K, dated October 26, 2001, (a) noting under Item 5 thereof that the Company had previously changed its operating segments presentation to include the various Associates businesses within the other existing operating segments of Citigroup, and (b) filing as an exhibit under Item 7 thereof the restated Historical Annual Supplement of Citigroup.

     On December 19, 2001, the Company filed a Current Report on Form 8-K, dated December 19, 2001, reporting under Item 5 thereof the intention of its wholly-owned subsidiary, Travelers Property Casualty Corp. ("TPC"), to sell a portion of its equity in an initial public offering and the Company's intention to make a tax-free distribution of a portion of its interest in TPC to the Company's stockholders.

     No other reports on Form 8-K were filed during the 2001 fourth quarter, however, on January 18, 2002, the Company filed a Current Report on Form 8-K, dated January 17 2002, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 2001, and certain other selected financial data.

     On February 22, 2002, the Company filed a Current Report on Form 8-K, dated February 13, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 13, 2002, and the Form of Note relating to the offer and sale of the Company's 6.00% Notes due February 21, 2012.

     On March 7, 2002, the Company filed a Current Report on Form 8-K, dated February 27, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 27, 2002, and the Form of Note relating to the offer and sale of the Company's 5.00% Notes due March 6, 2007.

--------------------------------------------------------------------------------
Securities and Exchange Commission
Washington, DC 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001
Commission File Number 1 9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 399 Park Avenue
New York, New York 10043
Telephone: (212) 559-1000
--------------------------------------------------------------------------------

STOCKHOLDER INFORMATION
Citigroup common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "C."
     Citigroup Preferred Stock Series F, G, H, M, Q, and R are also listed on the New York Stock Exchange.

ANNUAL MEETING
The annual meeting will be held at 9:00 a.m. on April 16, 2002, at Carnegie Hall, 154 West 57th Street, New York, NY.

TRANSFER AGENT
Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting, and lost securities for common and preferred stocks should be directed to:

     Citibank Stockholder Services
     P.O. Box 2502
     Jersey City, NJ 07303-2502
     Telephone No. (201) 536-8057
     Toll-free No. (888) 250-3985
     Facsimile No. (201) 324-3284
     E-mail address: Citibank@em.fcnbd.com

EXCHANGE AGENT
Holders of Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series J, K, S, T, or U, Salomon Inc Preferred Stock Series E or D, or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:
     Citibank Stockholder Services
     P.O. Box 2502
     Jersey City, NJ 07303-2502
     Telephone No. (201) 536-8057
     Toll-free No. (888) 250-3985
     Facsimile No. (201) 324-3284
     E-mail address: Citibank@em.fcnbd.com

     The 2001 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as Annual and Quarterly reports, are available from Citigroup Document Services toll free at (877) 936-2737 (outside the United States at (718) 765-6514) or by writing to:
     Citigroup Document Services
     140 58th Street, Suite 5i
     Brooklyn, NY 11220

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

     As of February 4, 2002, Citigroup had 5,127,926,371 shares of common stock outstanding.

     As of February 4, 2002, Citigroup had approximately 221,400 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

     Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2002 Proxy Statement incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 4, 2002, was approximately $227 billion.

     Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2002 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2002.

CITIGROUP INC.
(REGISTRANT)

/s/ Todd S. Thomson
Todd S. Thomson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2002.

Citigroup's Principal Executive Officer:

/s/ Sanford I. Weill
Sanford I. Weill

Citigroup's Principal Financial Officer:

/s/ Todd S. Thomson
Todd S. Thomson

Citigroup's Principal Accounting Officers:

/s/ Irwin R. Ettinger                    /s/ William P. Hannon
Irwin R. Ettinger                        William P. Hannon

The Directors of Citigroup listed below executed a power of attorney appointing Todd S. Thomson their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong                                 Reuben Mark
Alain J. P. Belda                                    Michael T. Masin
Kenneth J. Bialkin                                   Dudley C. Mecum
Kenneth T. Derr                                      Richard D. Parsons
John M. Deutch                                       Andrall E. Pearson
Alfredo Harp Helu                                    Robert E. Rubin
Roberto Hernandez Ramirez                            Franklin A. Thomas
Ann Dibble Jordan                                    Arthur Zankel
Robert I. Lipp


/s/ Todd S. Thomson
Todd S. Thomson, attorney-in-fact

CITIGROUP BOARD OF DIRECTORS

C. MICHAEL ARMSTRONG
Chairman and Chief Executive Officer
AT&T Corp.

ALAIN J.P. BELDA
Chairman of the Board and Chief Executive Officer
Alcoa Inc.

KENNETH J. BIALKIN, ESQ.
Partner
Skadden, Arps, Slate, Meagher & Flom LLP

KENNETH T. DERR
Chairman of the Board, Retired
ChevronTexaco Corporation

JOHN M. DEUTCH
Institute Professor
Massachusetts Institute of Technology

ALFREDO HARP HELU
Chairman of the Board
Grupo Financiero Banamex

ROBERTO HERNANDEZ RAMIREZ
Chairman of the Board
Banco Nacional de Mexico

ANN DIBBLE JORDAN
Consultant

ROBERT I. LIPP
Chairman and Chief Executive Officer
Travelers Property Casualty Corp.

REUBEN MARK
Chairman and Chief Executive Officer
Colgate-Palmolive Company

MICHAEL T. MASIN
Vice Chairman and President
Verizon Communications Inc.

DUDLEY C. MECUM
Managing Director
Capricorn Holdings, LLC

RICHARD D. PARSONS
Co-Chief Operating Officer
AOL Time Warner Inc.

ANDRALL E. PEARSON
Founding Chairman
TRICON Global Restaurants, Inc.

ROBERT E. RUBIN
Member, Office of the Chairman
Citigroup Inc.

FRANKLIN A. THOMAS
Former President
The Ford Foundation

SANFORD I. WEILL
Chairman and Chief Executive Officer
Citigroup Inc.

ARTHUR ZANKEL
Managing Member
High Rise Capital Advisors, LLC

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

3.01.5+ Certificate of Designation of 6.767% Cumulative Preferred Stock, Series YYY, of the Company.

3.02 By-Laws of the Company, as amended, effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

10.01*+ Amended and Restated Employment Agreement, dated as of November 16, 2001, between the Company and Sanford I. Weill.

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

10.05*+ Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of December 31, 2001).

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

10.12* Letter Agreement, dated as of August 14, 1997, between the Company and Thomas W. Jones, incorporated by reference to
                  Exhibit 10.01 to the Company's September 30, 1997 10-Q.

10.13.1* Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 25, 1998), incorporated by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9924).

10.13.2* Amendment to the Salomon Inc Equity Partnership Plan for Key Employees (as amended through March 25, 1998), incorporated by reference to Exhibit 10.14.2 to the Company's 1999 10-K.

10.14.1* Citicorp Executive Incentive Compensation Plan, incorporated by reference to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.14.2* Amendment to the Citicorp Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.15.2 to the Company's 1999 10-K.

10.15.1* Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.15.2* Amendment to the Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 10.16.2 to the Company's 1999 10-K.

10.16* 1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-5378).

10.17.1* Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10 to Citicorp's Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.17.2* Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company's 1999 10-K.

10.17.3*+         Amendment to the Citicorp Deferred Compensation Plan
                  (effective as of September 28, 2001).

10.18.1* Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp's 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.18.2* Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company's 1999 10-K.

10.19.1* Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.1 to the Company's 1999 10-K.

10.19.2* First Amendment to the Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.2 to the Company's 1999 10-K.

10.20.1* Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.20.2* Amendment to the Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.21.2 to the Company's 1999 10-K.

10.21* Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.22.1*          Citicorp Directors' Deferred Compensation Plan, Restated
                  May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company's 1998 10-K.

10.22.2*+         Amendment to the Citicorp Directors' Deferred Compensation
                  Plan (effective as of December 31, 2001).

10.23.1* Letter Agreement, dated as of October 26, 1999 (the "Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company's 1999 10-K.

10.23.2*+         Amendment to the Letter Agreement, dated as of February 6,
                  2002, between the Company and Robert E. Rubin.

10.24*            Citigroup 1999 Stock Incentive Plan (effective April 30,
                  1999), incorporated by reference to Annex A to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.25* Form of Citigroup Directors' Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924) (the "Company's 2000 10-K").

10.26 Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), incorporated by reference to Annex B to the Company's Proxy Statement dated March 17, 2000 (File No. 1-9924).

10.27* Associates First Capital Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.8 to the Associates First Capital Corporation ("Associates") Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-11637) (the "Associates' 1997 10-K").

10.28* Associates First Capital Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 4 to the registration statement on Form S-8 filed by Associates on March 31, 1998 (File No. 333-49049).

10.29* Associates First Capital Corporation Excess Benefit Plan, incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 filed by Associates on February 9, 1996 (File No. 333-00817).

10.30* Associates First Capital Corporation Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 filed by Associates on February 9, 1996 (File No. 333-00817).

10.31* Associates First Capital Corporation Long-Term Performance Plan, incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed by Associates on February 9, 1996 (File No. 333-00817).

10.32* Associates First Capital Corporation Supplemental Executive Welfare Plan, incorporated by reference to Exhibit 10.33 to the Company's 2000 10-K.

10.33* Form of Restricted Stock Award Agreement issued under the Associates Incentive Compensation Plan, incorporated by reference to Exhibit 10.34 to the Company's 2000 10-K.

10.34* Form of Associates Incentive Compensation Plan Stock Option Award Agreement - 2000, incorporated by reference to Exhibit
                  10.35 to the Company's 2000 10-K.

10.35* Letter Agreement, dated as of December 19, 2000, between the Company and Robert I. Lipp, incorporated by reference to
                  Exhibit 10.38 to the Company's 2000 10-K.

12.01+            Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+            Subsidiaries of the Company.

23.01+            Consent of KPMG LLP, Independent Auditors.

24.01+            Powers of Attorney.

99.01+ List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.
-------------

      The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

      The financial statements required by Form 11-K for 2001 for the Company's employee savings plans will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

      Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2001 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Governance, Citigroup Inc., 425 Park Avenue, 2nd Floor, New York, New York 10043.

--------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
+ Filed herewith.