Form 10-Q
period 2002-03-31
CITIGROUP INC
filed 2002-05-14
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

          COMMON STOCK OUTSTANDING AS OF APRIL 30, 2002: 5,147,065,889

                    AVAILABLE ON THE WEB AT WWW.CITIGROUP.COM

                                 CITIGROUP INC.

                                TABLE OF CONTENTS

                         Part I - Financial Information
                                                                                 PAGE NO.
Item 1.  Financial Statements:

           Consolidated Statement of Income (Unaudited) -
             Three Months Ended March 31, 2002 and 2001                               44

           Consolidated Statement of Financial Position -
             March 31, 2002 (Unaudited) and December 31, 2001                         45

           Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Three Months Ended March 31, 2002 and 2001                 46

           Consolidated Statement of Cash Flows (Unaudited) -
             Three Months Ended March 31, 2002 and 2001                               47

           Notes to Consolidated Financial Statements (Unaudited)                     48

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  1 - 43

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            33 - 35
                                                                                      56

                           Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders                        59

Item 6.    Exhibits and Reports on Form 8-K                                           60

Signatures                                                                            61

Exhibit Index                                                                         62

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

During the first quarter of 2002, Argentina continued to experience significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as the redenomination of substantially all remaining loans and deposits and certain other assets and liabilities denominated in U.S. dollars into pesos. As a result of the impact of these government actions on operations, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government announced the terms of certain compensation instruments it has committed to issue to financial institutions, to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180 day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, have adversely impacted Citigroup's consumer and commercial borrowers in Argentina.

To reflect the impact of the economic situation in Argentina, Citigroup recorded a total of $858 million in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from the compensation instruments the Argentine government has committed to issue.

                                                      FIRST QUARTER 2002 PRETAX CHARGES
                                      --------------------------------------------------------------------
                                                          Global            Global         Investment
IN MILLIONS OF DOLLARS                   TOTAL           Corporate         Consumer        Activities
----------------------------------------------------------------------------------------------------------
Provision for credit losses             $ (475)           $ (240)          $ (235)           $    -
Credit and investment write-downs         (269)             (117)             (52)             (100)
Redenomination charge - net                (72)             (101)              29                 -
                                      --------------------------------------------------------------------
Pretax impact - core income               (816)             (458)            (258)             (100)
Restructuring charge                       (42)               (9)             (33)                -
                                      --------------------------------------------------------------------
Total pretax income impact              $ (858)           $ (467)          $ (291)           $ (100)
==========================================================================================================

In addition, the impact of the devaluation of the peso since January 1, 2002 produced foreign currency translation losses that reduced Citigroup's equity by $512 million.

As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and will continue to monitor conditions closely. Additional losses may be incurred. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY CORP.

Travelers Property Casualty Corp. (TPC) (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering. Citigroup plans to make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC by year-end 2002, such that following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's outstanding equity securities. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page
32. Income statement minority interest will be recognized on the initial public offering portion beginning on April 1, 2002.

The distribution is subject to receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC, as well as various other conditions. These other conditions may include receipt of any necessary third-party consents and regulatory approvals, the existence of satisfactory market conditions and the satisfaction of any conditions which may be imposed by the Internal Revenue Service. Citigroup has no obligation to consummate the distribution by the end of 2002 or at all, whether or not these conditions are satisfied.

The distribution of TPC, if it occurs, will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by an amount in excess of $7 billion. Prior to the initial public offering during 2002, TPC paid dividends to Citigroup in the form of notes in the aggregate amount of $5.095 billion.

In connection with the initial public offering, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to

TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. A portion of the gain as a result of the offering was deferred to offset any payments arising in connection with this agreement.

Citigroup and TPC are currently reviewing whether Citigroup business units will continue to offer certain TPC products. The two companies plan to enter into an agreement under which Citigroup businesses will provide investment advisory and certain back office services to TPC during a transition period. Ongoing revenues on our remaining ownership in TPC following the distribution are not expected to be significant.

ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No.
141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, Citigroup adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. During the first quarter of 2001, the after-tax amortization expense related to goodwill and indefinite-lived intangible assets which are no longer amortized was as follows:

                                                                         FIRST QUARTER
IN MILLIONS OF DOLLARS                                                       2001
---------------------------------------------------------------------------------------
GLOBAL CONSUMER
NORTH AMERICA
Citibanking North America                                                   $   4
North America Cards                                                             3
CitiFinancial                                                                  19
Primerica Financial Services                                                    2
                                                                         --------------
   Total North America                                                         28
                                                                         --------------
INTERNATIONAL
   Western Europe                                                               2
   Japan                                                                       14

   Latin America                                                                5
   Mexico                                                                       5
                                                                         --------------
   Total Emerging Markets Consumer Banking                                     10
                                                                         --------------
     Total International                                                       26
Other                                                                           3
                                                                         --------------
   TOTAL GLOBAL CONSUMER                                                       57
                                                                         --------------
GLOBAL CORPORATE
Corporate and Investment Bank                                                  20
Emerging Markets Corporate Banking and Global Transaction Services              8
                                                                         --------------
   TOTAL GLOBAL CORPORATE                                                      28
                                                                         --------------
GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Travelers Life and Annuity                                                     (1)
Citigroup Asset Management                                                     11
                                                                         --------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                      10
                                                                         --------------
PROPERTY AND CASUALTY
Personal Lines                                                                  5
Commercial Lines                                                               15
                                                                         --------------
Total Property and Casualty                                                    20

CORPORATE/OTHER                                                                 5
                                                                         --------------
TOTAL AFTER-TAX AMORTIZATION EXPENSE                                        $ 120
=======================================================================================

The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS No. 142. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets related to the Property and Casualty and Global Investment Management and Private Banking businesses. See Note 2 to the Consolidated Financial Statements for additional information about this accounting change.

DERIVATIVES AND HEDGE ACCOUNTING
On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citigroup's businesses:

                                                                                 FIRST QUARTER
                                                                         ---------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                             2002            2001(1)
----------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER

NORTH AMERICA
Citibanking North America                                                  $   183           $   149
Mortgage Banking                                                                93                75
North America Cards                                                            520               472
CitiFinancial                                                                  320               220
Primerica Financial Services                                                   128               125
                                                                         ---------------------------------
   Total North America                                                       1,244             1,041
                                                                         ---------------------------------
INTERNATIONAL
   Western Europe                                                              155               112
   Japan                                                                       238               205

   Asia                                                                        149               147
   Latin America                                                               (89)               68
   Mexico                                                                      280                 4
   Central & Eastern Europe, Middle East and Africa                             24                18
                                                                         ---------------------------------
   Total Emerging Markets Consumer Banking                                     364               237
                                                                         ---------------------------------
     Total International                                                       757               554
                                                                         ---------------------------------
e-Consumer                                                                     (20)              (24)
Other                                                                          (29)              (17)
                                                                         ---------------------------------
   TOTAL GLOBAL CONSUMER                                                     1,952             1,554
                                                                         ---------------------------------
GLOBAL CORPORATE
Corporate and Investment Bank                                                  987             1,023
Emerging Markets Corporate Banking and Global Transaction Services             195               421
                                                                         ---------------------------------
   TOTAL GLOBAL CORPORATE                                                    1,182             1,444
                                                                         ---------------------------------
GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
Travelers Life and Annuity                                                     200               210
The Citigroup Private Bank                                                     112                95
Citigroup Asset Management                                                      94                79
                                                                         ---------------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                  $   406           $   384
                                                                         ---------------------------------

             (Business Focus table continues on the following page)

(BUSINESS FOCUS TABLE CONTINUED)

                                                                                    FIRST QUARTER
                                                                          -----------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                                2002            2001(1)
-------------------------------------------------------------------------------------------------------------
PROPERTY AND CASUALTY (EXCLUDING REALIZED PORTFOLIO GAINS AND LOSSES)
Personal Lines                                                               $     65           $    87
Commercial Lines                                                                  261               278
Interest and Other                                                                  1               (23)
                                                                          -----------------------------------

   TOTAL PROPERTY AND CASUALTY                                                    327               342
                                                                          -----------------------------------

INVESTMENT ACTIVITIES                                                              70               132

CORPORATE/OTHER                                                                   (78)             (196)
                                                                          -----------------------------------

TOTAL CORE INCOME                                                               3,859             3,660

Restructuring-Related Items, After-Tax(2)                                         (30)              (80)
Gain on Sale of Stock by Subsidiary, After-Tax(3)                               1,061                 -
Cumulative Effect of Accounting Changes(4)                                        (47)              (42)

                                                                          -----------------------------------
NET INCOME                                                                   $  4,843           $ 3,538
=============================================================================================================

DILUTED EARNINGS PER SHARE:

CORE INCOME                                                                  $   0.74           $  0.71
NET INCOME                                                                   $   0.93           $  0.69
=============================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2002 first quarter related principally to severance and costs associated with the reduction of staff in Argentina within the Latin America consumer and corporate businesses, and in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses. See Note 8 to the Consolidated Financial Statements.
(3) TPC sold 231 million shares of its class A common stock at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering. See Note 3 to the Consolidated Financial Statements.
(4) Accounting Changes refer to the first quarter 2002 adoption of the remaining provisions of SFAS No. 142, and the first quarter 2001 adoption of SFAS No. 133. See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activity and receivables held for securitization (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

INCOME ANALYSIS

The income analysis below reconciles amounts shown in the Consolidated Statement of Income on page 44 to the basis presented in the business segment discussions.

                                                                            FIRST QUARTER
                                                                  --------------------------------
IN MILLIONS OF DOLLARS                                                  2002              2001
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                             $ 20,995          $ 20,281
Effect of securitization activities                                    1,021               766
                                                                  --------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                            22,016            21,047
                                                                  --------------------------------
Total operating expenses                                               9,812            10,501
Restructuring-related items                                              (47)             (132)
                                                                  --------------------------------
ADJUSTED OPERATING EXPENSES                                            9,765            10,369
                                                                  --------------------------------
Benefits, claims, and credit losses                                    5,348             4,201
Effect of securitization activities                                    1,021               766
                                                                  --------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                           6,369             4,967
                                                                  --------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                  5,882             5,711
Taxes on core income                                                   2,006             2,042
Minority interest, net of tax                                             17                 9
                                                                  --------------------------------
CORE INCOME                                                            3,859             3,660
Restructuring-related items, after-tax                                   (30)              (80)
Gain on sale of stock by subsidiary, after-tax                         1,061                 -
Cumulative effect of accounting changes                                  (47)              (42)
                                                                  --------------------------------
NET INCOME                                                          $  4,843          $  3,538
==================================================================================================

INCOME AND EARNINGS PER SHARE

Citigroup reported core income of $3.859 billion or $0.74 per diluted common share in the 2002 first quarter, up 5% and 4% from $3.660 billion or $0.71 in the 2001 first quarter. Core income in the 2002 first quarter excluded the after-tax gain on sale of TPC's stock, an after-tax charge of $30 million for restructuring-related items and an after-tax charge of $47 million reflecting the cumulative effect of adopting SFAS No. 142 (as described in Notes 2, 3 and 8 of Notes to Consolidated Financial Statements). Net income for the quarter was $4.843 billion or $0.93 per diluted share, up 37% and 35% from $3.538 billion or $0.69 in the year-ago quarter. Core income return on common equity was 19.1% compared to 22.5% a year ago.

Global Consumer core income increased $398 million or 26% while Global Corporate declined $262 million or 18%. Global Investment Management and Private Banking grew $22 million or 6%, while Property and Casualty decreased $15 million or 4% and Investment Activities decreased $62 million or 47% from the 2001 first quarter.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $22.0 billion in the 2002 first quarter were up $1.0 billion or 5% from the 2001 first quarter. Global Consumer revenues were up $1.7 billion or 20% in the 2002 first quarter to $10.2 billion, led by a $932 million increase in Mexico, reflecting the Banamex acquisition. North America (excluding Mexico) was up $810 million or 14%, including increases of $426 million or 14% in North America Cards, $153 million or 25% in Citibanking North America, and $149 million or 11% in CitiFinancial. Property and Casualty revenues increased $150 million or 5% from the year-ago quarter.

Global Corporate revenues of $6.7 billion decreased $830 million or 11% from the 2001 first quarter, including a $637 million or 11% decrease in the Corporate and Investment Bank, reflecting decreases in global equities. Additionally, Emerging Markets Corporate Banking and Global Transaction Services revenues were down $193 million or 11%, reflecting declines in all regions.

Global Investment Management and Private Banking revenues of $1.7 billion in the 2002 first quarter were down $230 million or 12% from the 2001 first quarter, reflecting declines in Travelers Life and Annuity (TLA). Revenues from Investment Activities in the 2002 first quarter declined $87 million or 37% from year-ago levels, primarily reflecting higher impairment write-downs in insurance-related and other proprietary investments, and write-downs on certain investments in Argentina, partially offset by higher venture capital results.

SELECTED REVENUE ITEMS

Net interest revenue was $9.7 billion in the 2002 first quarter, up $2.1 billion or 27% from the comparable 2001 period, reflecting acquisitions and business volume growth. Total commissions, asset management and administration fees, and other fee revenues of $5.4 billion were down $169 million or 3%, primarily as a result of lower Private Client transactional activity, partially offset by volume-related growth in other customer activities and assets under fee-based management. Insurance premiums of $3.4 billion were flat to year-ago levels.

Principal transactions revenues of $1.7 billion were down $659 million or 28% from a year ago, primarily reflecting declines in global equities. Realized gains from sales of investments were down $397 million to $54 million in the 2002 quarter, primarily in the Company's insurance portfolio. Other income as shown in the Consolidated Statement of Income of $856 million decreased $177 million from 2001, primarily reflecting an increase in securitized card losses, partially offset by higher venture capital results.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $9.8 billion for the 2002 first quarter, down $604 million or 6% from the comparable 2001 period. The decrease reflects expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 first quarter due to the adoption of SFAS No. 141 and SFAS No. 142, partially offset by the impact of acquisitions.

Global Consumer expenses were up 6% from the 2001 first quarter, while Global Corporate expenses were down 17% and Global Investment Management and Private Banking expenses decreased 8% from the year-ago quarter.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $47 million ($30 million after-tax) in the 2002 first quarter primarily related to severance and costs associated with the reduction of staff in Argentina within the Latin America consumer and corporate businesses. Restructuring-related items of $132 million ($80 million after-tax) in the 2001 first quarter primarily represented severance charges related to downsizing certain front and back office functions in the Corporate and Investment Bank in order to align its cost structure with market conditions.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $6.4 billion in the 2002 first quarter, up $1.4 billion or 28% from the 2001 first quarter. Policyholder benefits and claims increased 2% from the 2001 first quarter to $2.8 billion, primarily as a result of increased volume in Property and Casualty, partially offset by declines in TLA. The adjusted provision for credit losses increased 23% from a year ago.

Global Consumer adjusted provisions for benefits, claims, and credit losses of $3.2 billion were up 45% from the 2001 first quarter, reflecting increases in North America Cards, Latin America, Mexico and CitiFinancial. Managed net credit losses were $2.654 billion and the related loss ratio was 3.36% in the 2002 first quarter, as compared to $2.580 billion and 3.20% in the preceding quarter and $1.931 billion and 2.61% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.44% from 2.37% at December 31, 2001 and 2.04% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $680 million in the 2002 first quarter increased $411 million from year-ago levels, primarily due to an addition to the loan loss reserve and write-offs in Emerging Markets Corporate Banking and Global Transaction Services reflecting the economic deterioration in Argentina and higher loss rates in the transportation leasing portfolio in the Corporate and Investment Bank.

Commercial cash-basis loans at March 31, 2002 and 2001 were $4.5 billion and $2.4 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $270 million and $301 million, respectively. The increase in cash-basis loans from March 31, 2001 was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the telecommunication and energy industries. Commercial cash-basis loans at March 31, 2002 increased $458 million from December 31, 2001. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $78.9 billion or 11.59% of net risk-adjusted assets, and Tier 1 capital was $62.2 billion or 9.13% at March 31, 2002, compared to $75.8 billion or 10.92% and $58.4 billion or 8.42%, respectively, at December 31, 2001.

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting SFAS No. 133. See Note 2 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                                                            FIRST QUARTER
                                                                  -----------------------------------       %
IN MILLIONS OF DOLLARS                                                  2002           2001(1)            Change
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $  9,199          $ 7,718              19
Effect of securitization activities                                     1,021              766              33
                                                                  -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                             10,220            8,484              20
                                                                  -----------------------------------
Adjusted operating expenses(2)                                          4,071            3,829               6
                                                                  -----------------------------------
Provisions for benefits, claims, and credit losses                      2,152            1,417              52
Effect of securitization activities                                     1,021              766              33
                                                                  -----------------------------------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES             3,173            2,183              45
                                                                  -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                          2,976            2,472              20
Income taxes                                                            1,014              913              11
Minority interest, after-tax                                               10                5             100
                                                                  -----------------------------------
CORE INCOME                                                             1,952            1,554              26
Restructuring-related items, after-tax                                    (18)             (12)            (50)
                                                                  -----------------------------------
INCOME                                                               $  1,934          $ 1,542              25
====================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported core income of $1.952 billion in the 2002 first quarter, up $398 million or 26% from 2001. North America core income increased $203 million or 20%, marked by double-digit growth in CitiFinancial, Mortgage Banking, Citibanking North America and North America Cards. The developed markets businesses of Western Europe and Japan reported core income of $393 million, up $76 million or 24%, primarily reflecting the impact of higher business volumes, partially offset by increased credit losses. Core income in Emerging Markets Consumer increased $127 million or 54% to $364 million in the first quarter of 2002, as the impact of the Banamex acquisition was partially offset by losses in Argentina. Income of $1.934 billion in the 2002 first quarter and $1.542 billion in the 2001 first quarter included restructuring-related charges of $18 million ($29 million pretax) and $12 million ($19 million pretax), respectively. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

NORTH AMERICA

CITIBANKING NORTH AMERICA

                                                           FIRST QUARTER
                                                  ----------------------------------       %
IN MILLIONS OF DOLLARS                                 2002           2001(1)            Change
---------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $  768           $  615              25
Total operating expenses                                 453              368              23
Provision for credit losses                               24                7              NM
                                                  ----------------------------------
INCOME BEFORE TAXES                                      291              240              21
Income taxes                                             108               91              19
                                                  ----------------------------------
INCOME                                                $  183           $  149              23
------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)               $   16           $    9              78
Return on assets                                        4.64%            6.71%
===================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

CITIBANKING NORTH AMERICA -- which delivers banking, lending, and investment and insurance services to customers through Citibank's branches and electronic delivery systems -- reported income of $183 million in the 2002 first quarter, up $34 million or 23% from 2001, primarily reflecting the July 2001 acquisition of European American Bank (EAB) along with growth in revenues.

As shown in the following table, Citibanking grew loans, customer deposits, and accounts compared to the first quarter of 2001, reflecting, in part, the acquisition of EAB which added $8.1 billion to average customer deposits, $4.2 billion to average loans and 0.7 million to accounts.

                                      FIRST QUARTER
                            ----------------------------------       %
IN BILLIONS OF DOLLARS           2002             2001             Change
-----------------------------------------------------------------------------
Accounts (IN MILLIONS)              7.7              6.7              15
Average customer deposits        $ 59.0          $  47.9              23
Average loans                    $ 12.0          $   7.4              62
=============================================================================

Revenues, net of interest expense, of $768 million in the 2002 first quarter increased $153 million or 25% from the 2001 period. Revenue growth in 2002 reflected the acquisition of EAB, the benefit of customer deposit growth and improved net funding spreads. Total operating expenses of $453 million in the first quarter of 2002 increased $85 million or 23% from the prior year, primarily due to the acquisition of EAB and higher advertising and marketing costs.

The provision for credit losses was $24 million in the 2002 first quarter, up from $7 million in the 2001 first quarter. The net credit loss ratio was 0.90% in the 2002 first quarter, compared to 0.97% in the 2001 fourth quarter and 0.80% in the prior-year first quarter. Loans delinquent 90 days or more were $85 million or 0.71% of loans at March 31, 2002, compared to $96 million or 0.78% at December 31, 2001 and $41 million or 0.56% a year ago. Increases from the prior-year first quarter are mainly due to the acquisition of EAB.

Average assets of $16 billion in the 2002 first quarter increased $7 billion from the 2001 first quarter, primarily reflecting the acquisition of EAB. Return on assets was 4.64% in the 2002 first quarter, down from 6.71% in the prior-year quarter. The decline in return on assets was due to the addition of EAB.

MORTGAGE BANKING

                                                          FIRST QUARTER
                                                 ----------------------------------       %
IN MILLIONS OF DOLLARS                                2002           2001(1)            Change
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $  299           $  239              25
Total operating expenses                                115              109               6
Provision for credit losses                              16                -              NM
                                                 ----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST               168              130              29
Income taxes                                             65               50              30
Minority interest, after-tax                             10                5             100
                                                 ----------------------------------
INCOME                                               $   93           $   75              24
==================================================================================================
Average assets (IN BILLIONS OF DOLLARS)              $   49           $   47               4
Return on assets                                       0.77%            0.65%
==================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

MORTGAGE BANKING -- which originates and services mortgages and student loans for customers across the United States -- reported income of $93 million in the 2002 first quarter, up $18 million or 24% from the first quarter of 2001, primarily reflecting revenue growth in the student loan business, partially offset by an increased provision for credit losses.

As shown in the following table, accounts grew 9% from 2001, primarily reflecting growth in student loans. Average on balance sheet loans grew 6%, driven by increases in mortgage loans held for sale and student loans, partially offset by higher prepayments in adjustable rate mortgages which are typically held in the portfolio rather than securitized. Other serviced loans and total originations increased 7% and 65%, respectively, from 2001, reflecting continued increases in mortgage refinancing activity due to lower interest rates.

                                                      FIRST QUARTER
                                              ---------------------------------       %
IN BILLIONS OF DOLLARS                            2002             2001             Change
----------------------------------------------------------------------------------------------
Average loans-on balance sheet(1)              $  47.2          $  44.6                6
Other serviced loans                              68.7             64.2                7
                                              ------------------------------------------------
Total owned and serviced loans                 $ 115.9          $ 108.8                7

Total originations                             $  12.7          $   7.7               65
Accounts (IN MILLIONS)                             4.9              4.5                9
==============================================================================================

(1)  Includes loans held for sale.

Revenues, net of interest expense, of $299 million in the 2002 first quarter grew $60 million or 25% from the 2001 first quarter. The increase in revenue was primarily due to spread improvements in student loans and higher mortgage securitization-related activity, including increased net interest revenue on mortgage loans held for sale. Revenue growth in 2002 was partially offset by spread compression in the mortgage portfolio. Total operating expenses increased $6 million or 6% from the 2001 first quarter, mainly reflecting additional business volumes.

The provision for credit losses increased $16 million from the first quarter of 2001. Net credit losses in the 2002 first quarter were $16 million and the related loss ratio was 0.14%, compared to $13 million and 0.12% in the 2001 fourth quarter and $7 million or 0.06% in the 2001 first quarter. Loans delinquent 90 days or more were $1.344 billion or 2.87% of loans at March 31, 2002, compared to $1.157 billion or 2.53% at December 31, 2001 and $957 million or 2.12% a year ago. The increase in delinquencies from both the 2001 fourth quarter and 2001 first quarter mainly reflects a higher level of buy backs from GNMA pools where the credit risk is maintained by government agencies. The increase in delinquencies from the prior quarter also reflects a seasonal increase in government-guaranteed student loans.

NORTH AMERICA CARDS

                                                             FIRST QUARTER
                                                  -----------------------------------       %
IN MILLIONS OF DOLLARS                                  2002           2001(1)            Change
----------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                $2,425           $2,281               6
Effect of securitization activities                     1,013              731              39
                                                  -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE              3,438            3,012              14
                                                  -----------------------------------
Total operating expenses                                  953            1,040              (8)
                                                  -----------------------------------
Provision for credit losses                               646              490              32
Effect of securitization activities                     1,013              731              39
                                                  -----------------------------------
Adjusted provision for credit losses                    1,659            1,221              36
                                                  -----------------------------------
INCOME BEFORE TAXES                                       826              751              10
Income taxes                                              306              279              10
                                                  -----------------------------------
INCOME                                                 $  520           $  472              10
====================================================================================================
Average assets (IN BILLIONS OF DOLLARS)(2)             $   44           $   49             (10)
Return on assets(2)                                      4.79%            3.91%
====================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities, managed average assets and the related return on assets for North America Cards were $110 billion and 1.92% in the first quarter of 2002, compared to $106 billion and 1.81% in the first quarter of 2001.

NORTH AMERICA CARDS -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported income of $520 million in the 2002 first quarter, up $48 million or 10% from the 2001 period, as revenue growth and expense management were partially offset by higher credit costs.

Adjusted revenues, net of interest expense, of $3.438 billion in the 2002 first quarter were up $426 million or 14% from the 2001 first quarter, reflecting spread improvements due to lower cost of funds and repricing actions, combined with the benefit of receivable growth. In addition, revenues benefited during the 2002 first quarter as a result of an increase in the amortization period for certain direct loan origination costs, which had a minor impact in the 2002 first quarter and which is also expected to benefit the 2002 second quarter. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32. Total operating expenses of $953 million in the 2002 first quarter decreased $87 million or 8% from the 2001 first quarter, primarily reflecting disciplined expense management including a decline in advertising and marketing costs.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced growth in the 2002 first quarter of 5% in end-of-period receivables and slight declines in accounts and total sales.

                                                FIRST QUARTER
                                      -----------------------------------       %
IN BILLIONS OF DOLLARS                      2002             2001             Change
----------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                      91.6             93.2               (2)
Total sales                              $  50.8          $  51.2               (1)
End-of-period managed receivables        $ 105.4          $ 100.5                5
========================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses divided by average managed loans. This measure is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.64% in the 2002 first quarter decreased 31 basis points from the 2001 period as higher net interest revenue was more than offset by higher net credit losses.

                                                    FIRST QUARTER
                                          -----------------------------------
IN BILLIONS OF DOLLARS                          2002              2001
-----------------------------------------------------------------------------
Risk adjusted revenues(1)                      $ 1.705           $ 1.716
Risk adjusted margin %(2)                         6.64%             6.95%
=============================================================================

(1)  Citi Cards adjusted revenues less managed net credit losses.
(2)  Risk adjusted revenues as a percentage of average managed loans.

The adjusted provision for credit losses in the 2002 first quarter was $1.659 billion, compared to $1.221 billion in the 2001 first quarter. Citi Cards managed net credit losses rose in the 2002 first quarter to $1.646 billion with the related loss ratio increasing to 6.41%, compared to $1.554 billion and 5.91% in the 2001 fourth quarter and $1.196 billion and 4.84% in the 2001 first quarter. Citi Cards managed loans delinquent 90 days or more were $2.219 billion or 2.13% of loans at March 31, 2002, compared to $2.135 billion or 1.98% at December 31, 2001 and $1.836 billion or 1.84% at March 31, 2001. Net credit losses and the related ratio are expected to increase from the 2002 first quarter as a result of continued economic weakness. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CITIFINANCIAL

                                                                          FIRST QUARTER
                                                                -----------------------------------       %
IN MILLIONS OF DOLLARS                                                2002           2001(1)            Change
------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE(2)                       $ 1,479          $ 1,330              11
Adjusted operating expenses(3)                                          475              569             (17)
Adjusted provisions for benefits, claims, and credit losses(2)          500              408              23
                                                                -----------------------------------
CORE INCOME BEFORE TAXES                                                504              353              43
Income taxes                                                            184              133              38
                                                                -----------------------------------
CORE INCOME                                                             320              220              45
Restructuring-related items, after-tax                                    -               (8)           (100)
                                                                -----------------------------------
INCOME                                                              $   320          $   212              51
==================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                             $    68          $    64               6
Return on assets                                                       1.91%            1.34%
==================================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                       1.91%            1.39%
==================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $15 million in the 2001 first quarter.
(3)  Excludes restructuring-related items.

CITIFINANCIAL -- which provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with other Citigroup businesses -- reported core income of $320 million in the 2002 first quarter, up $100 million or 45% from the 2001 first quarter, principally reflecting growth in net interest revenue and efficiencies resulting from the integration of Associates First Capital Corporation (Associates), partially offset by higher credit costs. Core income growth in the first quarter of 2002 also included a $19 million after-tax benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

As shown in the following table, average loans grew 6% compared to the 2001 first quarter resulting from the cross selling of products through other Citigroup distribution channels and an increase in auto loans. Average auto loans increased $1.9 billion or 54% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. The average net interest margin of 8.41% in the 2002 first quarter increased 65 basis points from the 2001 first quarter, mainly due to lower cost of funds.

                                                        FIRST QUARTER
                                              -----------------------------------       %
IN BILLIONS OF DOLLARS                             2002              2001             Change
--------------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans - other                  $ 33.3           $ 34.5              (3)
Real estate-secured loans - PFS sourced               8.2              5.4              52
Personal loans                                        9.6              9.7              (1)
Auto                                                  5.4              3.5              54
Sales finance and other                               2.7              2.6               4
                                              -----------------------------------
TOTAL AVERAGE LOANS                                $ 59.2           $ 55.7               6

Average net interest margin %                        8.41%            7.76%             65 bps
==================================================================================================

Adjusted revenues, net of interest expense, of $1.479 billion in the 2002 first quarter increased $149 million or 11% from the 2001 first quarter, reflecting lower cost of funds which was mainly due to a lower interest rate environment and growth in receivables, partially offset by lower yields. Adjusted operating expenses of $475 million in the 2002 first quarter decreased $94 million or 17% from the prior-year quarter, primarily reflecting efficiencies resulting from the integration of Associates and a $23 million benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

Adjusted provisions for benefits, claims, and credit losses were $500 million in the 2002 first quarter, up from $408 million in the prior-year quarter. The net credit loss ratio of 2.97% in the 2002 first quarter was down from 3.06% in the 2001 fourth quarter and up from 2.50% in the 2001 first quarter. Net credit losses in the 2001 fourth quarter included losses of $42 million from the sales of certain underperforming loans, which were charged against the allowance for credit losses and resulted in a 28 basis point increase in the net credit loss ratio. Excluding the sales, the 2002 first quarter net credit loss ratio increased 19 basis points from the 2001 fourth quarter. Loans delinquent 90 days or more were $1.969 billion or 3.30% of loans at March 31, 2002, compared to $1.991 billion or 3.38% at December 31, 2001 and $1.580 billion or 2.82% a year ago. The increase in delinquencies versus the prior year was partly due to the impact of the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio may increase from the 2002 first quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

PRIMERICA FINANCIAL SERVICES

                                                      FIRST QUARTER
                                              -------------------------------         %
IN MILLIONS OF DOLLARS                            2002             2001             Change
----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $ 512            $ 490               4
Provision for benefits and claims                   134              128               5
Total operating expenses                            181              169               7
                                              -------------------------------
INCOME BEFORE TAXES                                 197              193               2
Income taxes                                         69               68               1
                                              -------------------------------
INCOME(1)                                         $ 128            $ 125               2
==============================================================================================

(1)  Excludes investment gains/losses included in Investment Activities segment.

PRIMERICA FINANCIAL SERVICES -- which sells life insurance as well as other products manufactured by the Company, including Salomon Smith Barney mutual funds, CitiFinancial mortgages and personal loans, and Travelers Insurance Company (TIC) annuity products -- reported income of $128 million in the 2002 first quarter, up from $125 million in the comparable period of 2001. The improvement in 2002 reflects strong $.M.A.R.T. loan(R) sales, partially offset by lower net investment income. Earned premiums, net of reinsurance, were $294 million in the 2002 first quarter, up from $284 million in the comparable period of 2001.

Total face amount of issued term life insurance was $18.3 billion in the 2002 first quarter, compared to $16.3 billion in the prior-year period. Life insurance in force reached $441.3 billion at March 31, 2002, up from $434.8 billion at year-end 2001 and $415.4 billion at March 31, 2001, and continued to reflect good policy persistency.

Primerica leverages its cross selling efforts through the Financial Needs Analysis (FNA) -- the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs -- to expand its business beyond life insurance by offering its clients a greater array of financial products and services, delivered personally through its sales force. During the 2002 first quarter, 109,000

FNAs were submitted. Primerica sales of variable annuities predominately underwritten by TLA generated net written premiums and deposits of $225 million in the 2002 first quarter, compared to $248 million in the prior-year period. Cash advanced on loan products primarily underwritten by CitiFinancial was $1.254 billion in the 2002 first quarter, up 81% from the comparable period last year. The increase in cash advanced reflects rate reductions implemented during 2001 and increased sales efforts through higher levels of agents licensed for $.M.A.R.T. loan(R) and $.A.F.E. loan(R) products. Sales of mutual funds were $937 million for the 2002 first quarter, 6% below last year's first quarter, reflecting a difficult market environment. During the 2002 first quarter, proprietary mutual funds accounted for 70% of Primerica's U.S. sales and 57% of total sales, compared to 59% and 48%, respectively, in the 2001 first quarter.

INTERNATIONAL CONSUMER

WESTERN EUROPE

                                                                  FIRST QUARTER
                                                        -----------------------------------       %
IN MILLIONS OF DOLLARS                                        2002           2001(1)            Change
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                      $  682           $  626               9
Total operating expenses                                        352              350               1
Provisions for benefits, claims, and credit losses               99               99               -
                                                        -----------------------------------
INCOME BEFORE TAXES                                             231              177              31
Income taxes                                                     76               65              17
                                                        -----------------------------------
INCOME                                                       $  155           $  112              38
==========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                      $   24           $   23               4
Return on assets                                               2.62%            1.97%
==========================================================================================================

(1)  Reclassified to conform to the current period's presentation.

WESTERN EUROPE -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported income of $155 million in the 2002 first quarter, up $43 million or 38% from the 2001 first quarter, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in the U.K. and Germany.

The net effect of foreign currency translation reduced income growth by approximately $5 million in the 2002 first quarter. Revenues, expenses and the provisions for benefits, claims, and credit losses growth rates were also reduced by approximately 4, 3, and 4 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, Western Europe accounts increased 4% and deposit volumes increased 1% from a year ago. Growth in loan volumes in the 2002 first quarter was driven by increases in Germany, Italy, Spain and in the U.K., which also benefited from the impact of acquisitions.

                                            FIRST QUARTER
                                   ----------------------------------       %
IN BILLIONS OF DOLLARS                  2002             2001             Change
------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                   10.8             10.4               4
Average customer deposits              $ 13.0           $ 12.9               1
Average loans                          $ 19.7           $ 18.3               8
====================================================================================

Revenues, net of interest expense, of $682 million in the 2002 first quarter increased $56 million or 9% from the 2001 first quarter, principally due to growth in branch lending, bankcard and consumer finance revenues, reflecting increased volumes and spreads. Revenue growth in 2002 was partially offset by the first quarter 2001 sale of Diners Club franchises in the region and foreign currency translation. Total operating expenses of $352 million in the 2002 first quarter increased $2 million or 1% from the 2001 first quarter as volume-related increases were essentially offset by foreign currency translation and expense-reduction initiatives.

The provisions for benefits, claims, and credit losses were $99 million in the 2002 first quarter, unchanged from the 2001 first quarter. The net credit loss ratio was 1.99% in the 2002 first quarter, compared to 2.00% in the 2001 fourth quarter and 2.01% in the 2001 first quarter. Loans delinquent 90 days or more were $817 million or 4.10% of loans at March 31, 2002, compared to $824 million or 4.07% at December 31, 2001 and $811 million or 4.52% at March 31, 2001. Net credit losses and the related loss ratio may increase in the future as a result of economic conditions, statutory changes in the region and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

JAPAN

                                                     FIRST QUARTER
                                            ----------------------------------     %
IN MILLIONS OF DOLLARS                             2002       2001(1)           Change
-----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $  826        $  835              (1)
Total operating expenses                             259           353             (27)
Provision for credit losses                          195           162              20
                                            -------------------------------
INCOME BEFORE TAXES                                  372           320              16
Income taxes                                         134           115              17
                                            -------------------------------
INCOME                                            $  238        $  205              16
============================================================================================
Average assets (IN BILLIONS OF DOLLARS)           $   20        $   19               5
Return on assets                                    4.83%         4.38%
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.

JAPAN -- which provides banking, community-based lending, including credit cards, and investment products and services -- reported income of $238 million in the 2002 first quarter, up $33 million or 16% from 2001, reflecting a $15 million after-tax benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization and growth in business volumes, including the impact of the acquisition of Taihei Co., Ltd. (Taihei), partially offset by higher credit losses and the net effect of foreign currency translation. On February 28, 2002, CitiFinancial Japan acquired the consumer finance business of Taihei, which added approximately $650 million in end-of-period receivables.

The net effect of foreign currency translation reduced income growth by approximately $27 million in the 2002 first quarter. Revenues, expenses, and provision for credit losses growth rates were also reduced by 17, 15, and 29 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, the Japan business experienced growth in accounts, customer deposits, and loans from 2001. Growth in 2002 benefited from the acquisition of Taihei, which added approximately $0.2 billion to average loans and 0.2 million to accounts. Excluding the impact of foreign currency translation, average customer deposits and average loans increased 23 and 16 percentage points, respectively from the prior year.

                                          FIRST QUARTER
                                -----------------------------------       %
IN BILLIONS OF DOLLARS                2002             2001             Change
----------------------------------------------------------------------------------
Accounts (IN MILLIONS)                  5.4              4.9               10
Average customer deposits            $ 15.8           $ 14.3               10
Average loans                        $ 14.2           $ 13.5                5
==================================================================================

Total revenues, net of interest expense, of $826 million in the 2002 first quarter decreased $9 million or 1% from 2001, reflecting the adverse impact of foreign currency translation and lower spreads, partially offset by growth in business volumes, including the acquisition of Taihei, and increased foreign exchange fees. Total operating expenses of $259 million were down $94 million or 27% from the 2001 first quarter, reflecting the impact of foreign currency translation and a $19 million benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

The provision for credit losses in the 2002 first quarter was $195 million, up $33 million or 20% from the 2001 first quarter. The net credit loss ratio of 5.57% in the 2002 first quarter increased from 4.53% in the 2001 fourth quarter and 4.06% in the prior-year quarter. The increase in net credit losses was primarily due to increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $187 million or 1.26% of loans at March 31, 2002, compared to $178 million or 1.24% at December 31, 2001 and $107 million or 0.81% a year ago. Net credit losses and the related ratio are expected to increase from the 2002 first quarter as a result of continued increases in bankruptcy filings and higher unemployment rates in Japan. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

ASIA

                                                               FIRST QUARTER
                                                       -------------------------------         %
IN MILLIONS OF DOLLARS                                     2002           2001(1)            Change
-----------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $  562           $  540               4
Total operating expenses                                     248              245               1
Provisions for benefits, claims, and credit losses            82               62              32
                                                       -------------------------------
INCOME BEFORE TAXES                                          232              233               -
Income taxes                                                  83               86              (3)
                                                       -------------------------------
INCOME                                                    $  149           $  147               1
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $   26           $   25               4
Return on assets                                            2.32%            2.38%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.

ASIA (EXCLUDING JAPAN) -- which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region -- reported income of $149 million in the 2002 first quarter, up $2 million or 1% from 2001, reflecting volume growth across the region especially in investment product fees, cards, treasury results and branch lending, partially offset by higher credit losses and the effects of foreign currency translation. Income of $147 million in the 2001 first quarter included a gain related to the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon.

The net effect of foreign currency translation reduced income growth by approximately $7 million in the 2002 first quarter and reduced revenues, expenses, and the provisions for benefits, claims, and credit losses growth by 4, 2, and 5 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, Asia experienced strong growth in accounts from the 2001 first quarter, reflecting growth in the cards business across the region. Foreign currency translation effects reduced growth in loan and deposit volumes.

                                        FIRST QUARTER
                              -----------------------------------       %
IN BILLIONS OF DOLLARS              2002             2001             Change
--------------------------------------------------------------------------------
Accounts (IN MILLIONS)               10.0              8.6               16
Average customer deposits          $ 35.0           $ 36.1               (3)
Average loans                      $ 21.2           $ 21.6               (2)
================================================================================

Revenues, net of interest expense, of $562 million in the 2002 first quarter increased $22 million or 4% from 2001, reflecting growth in investment product fees, cards, treasury revenue and branch lending, partially offset by the January 2001 gain related to Fubon and foreign currency translation effects. Total operating expenses increased $3 million or 1% from the 2001 first quarter reflecting expansion initiatives across the region, partially offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $82 million in the 2002 first quarter, up $20 million from the 2001 first quarter. Net credit losses in the 2002 first quarter were $79 million and the related loss ratio was 1.51%, up from $68 million and 1.28% in the 2001 fourth quarter and $61 million and 1.14% a year ago. Loans delinquent 90 days or more were $374 million or 1.79% of loans at March 31, 2002, compared with $367 million or 1.73% at December 31, 2001 and $334 million or 1.58% a year ago. The increases in the net credit loss ratio and loans delinquent 90 days or more are primarily in Taiwan, Hong Kong and South Korea. Net credit losses and loans delinquent 90 days or more may increase from 2002 first quarter levels due to economic weakness in Asia, whose exporting economies have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward Looking Statements" on page 32.

LATIN AMERICA

                                                               FIRST QUARTER
                                                       -------------------------------         %
IN MILLIONS OF DOLLARS                                     2002           2001(1)            Change
-------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $  383           $  472             (19)
Adjusted operating expenses(2)                               218              287             (24)
Provisions for benefits, claims, and credit losses           324               84              NM
                                                       -------------------------------
CORE INCOME (LOSS) BEFORE TAXES                             (159)             101              NM
Income taxes                                                 (70)              33              NM
                                                       -------------------------------
CORE INCOME (LOSS)                                           (89)              68              NM
Restructuring-related items, after-tax                       (15)               -              NM
                                                       -------------------------------
INCOME (LOSS)                                             $ (104)          $   68              NM
=======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $    7           $    9             (22)
Return on assets                                              NM             3.06%
=======================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                              NM             3.06%
=======================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) Excludes restructuring-related items.
NM  Not meaningful

LATIN AMERICA (EXCLUDING MEXICO) -- which provides banking, lending, including credit and charge cards, insurance and pension fund administration and investment services to customers throughout the region -- reported losses before restructuring-related items, of $89 million in the 2002 first quarter, compared to core income of $68 million a year ago, primarily reflecting charges taken in Argentina and the net effects of foreign currency translation due to the devaluation of the Argentine Peso. Losses of $104 million in the 2002 first quarter included restructuring-related charges of $15 million ($25 million pretax), which reflects initiatives to downsize headcount and branches in Argentina.

As shown in the following table, average customer deposits and average loans decreased primarily reflecting foreign currency translation effects due to the devaluation of the Argentine Peso.

                                           FIRST QUARTER
                                  -------------------------------          %
IN BILLIONS OF DOLLARS                 2002             2001             Change
-----------------------------------------------------------------------------------
Accounts (IN MILLIONS)                   8.4               8.2               2
Average customer deposits             $  9.1            $ 11.0             (17)
Average loans                            4.8               6.5             (26)
===================================================================================

Revenues, net of interest expense, of $383 million in the 2002 first quarter were down $89 million or 19% from 2001, primarily reflecting weakness in Argentina, due to reduced business activity as well as the unfavorable foreign currency translation effects from the devaluation of the Argentine Peso, partially offset by higher regional treasury results. Adjusted operating expenses of $218 million decreased $69 million or 24% from the 2001 first quarter, primarily reflecting the benefit of foreign currency translation and expense reduction initiatives across the region.

The provisions for benefits, claims, and credit losses were $324 million in the 2002 first quarter, compared with $84 million in the prior year. The increase in the provisions for benefits, claims, and credit losses was mainly due to an addition of $235 million to the loan loss reserve, due to deteriorating credit in Argentina. The increase in the loan loss reserve for Argentina reflects management's estimate of the impact on the consumer portfolio of the economic and political events which occurred in the first quarter, including the limitations imposed on withdrawals of funds, the bankruptcy moratorium, and the rising unemployment rate. The net credit loss ratio in the 2002 first quarter was 6.50%, compared with 4.93% in the 2001 fourth quarter and 4.24% a year ago, primarily reflecting write-downs in Argentina. Loans delinquent 90 days or more were $171 million or 4.03% of loans at March 31, 2002, compared with $248 million or 4.71% at December 31, 2001 and $302 million or 4.74% a year ago. Loans delinquent 90 days or more declined, primarily reflecting foreign currency translation effects due to the devaluation of the Argentine Peso. The ratio of loans delinquent 90 days or more declined from the 2001 fourth quarter as Argentina now reflects a smaller proportion of the Latin American loan portfolio, primarily reflecting the devaluation of the Argentine Peso. Net credit losses and loans delinquent 90 days or more may increase from 2002 first quarter levels due to the continuing economic crisis in Argentina and may be impacted by further unemployment and instability of prices. Income may also be impacted by government decrees and judicial orders in Argentina. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

MEXICO

                                                                FIRST QUARTER
                                                       ----------------------------------
IN MILLIONS OF DOLLARS                                      2002            2001(1)
-----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                   $ 1,085            $  153
Adjusted operating expenses(2)                                614               129
Provisions for benefits, claims, and credit losses            121                11
                                                       ----------------------------------
CORE INCOME BEFORE TAXES                                      350                13
Income taxes                                                   70                 9
                                                       ----------------------------------
CORE INCOME                                                   280                 4
Restructuring-related items, after-tax                         (3)                -
                                                       ----------------------------------
INCOME                                                    $   277            $    4
=========================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $    69            $   11
Return on assets                                             1.63%             0.15%
=========================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                             1.65%             0.15%
=========================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

MEXICO -- which includes the results of Grupo Financiero Banamex (Banamex) from August 2001, as well as Citigroup's legacy consumer banking, corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products -- reported core income of $280 million in the 2002 first quarter, up $276 million compared to 2001, primarily reflecting the acquisition of Banamex. Income of $277 million in the 2002 first quarter includes a restructuring-related charge of $3 million ($4 million pretax).

On August 6, 2001, Citicorp completed its acquisition of Banamex with the transaction being accounted for as a purchase. In the 2001 fourth quarter, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity. In February 2002, Banamex completed the purchase of AEGON's 48% interest in Seguros Banamex (Life Insurance) and AFORE Banamex (Pension Fund Manager) for $1.24 billion. The business also finalized the sale of Bansud (a subsidiary of Banamex) in Argentina in January 2002.

                                            FIRST QUARTER
                                    -------------------------------
IN BILLIONS OF DOLLARS                  2002              2001
-------------------------------------------------------------------
Accounts (IN MILLIONS)                   17.5                1.7
Average customer deposits              $ 30.2              $ 3.0
Average loans                            19.5                3.7
===================================================================

Revenues, net of interest expense, of $1.085 billion in the 2002 first quarter increased $932 million from 2001, primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth from the underlying customer deposit business and cards, combined with improvements in trading revenue primarily due to interest rate positioning, partially offset by declining spreads. The customer deposit business was impacted by lower interest rates that reduced spreads on deposits. Adjusted operating expenses of $614 million in the 2002 first quarter increased $485 million from 2001, primarily reflecting the acquisition of Banamex. The business continues to take actions to rationalize headcount, branches and systems.

The provisions for benefits, claims, and credit losses in the 2002 first quarter were $121 million compared with $11 million in 2001. The consumer net credit loss ratio was 3.89% in the 2002 first quarter, compared with 3.88% in the 2001 fourth quarter and 4.13% a year ago. Consumer loans delinquent 90 days or more were $470 million or 7.89% of loans at March 31, 2002, compared with $523 million or 8.75% at December 31, 2001 and $16 million or 5.19% a year ago. The improvement in consumer loans delinquent 90 days or more from the 2001 fourth quarter primarily reflects improved collections. The increase from March 31, 2001 primarily results from the acquisition of Banamex.

Commercial cash-basis loans were $1.095 billion at March 31, 2002, compared with $1.030 billion at December 31, 2001 and $68 million a year ago. The increase in the 2002 first quarter versus March 31, 2001 reflects the acquisition of Banamex whose commercial cash-basis loans include exposures in steel, textile, food products and other industries.

Net credit losses, cash-basis loans, and loans delinquent 90 days or more may increase from first quarter 2002 levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                                            FIRST QUARTER
                                                  -----------------------------------       %
IN MILLIONS OF DOLLARS                                  2002            2001(1)           Change
----------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                $  149           $  130              15
Total operating expenses                                  100               93               8
Provision for credit losses                                11                9              22
                                                  -----------------------------------
INCOME BEFORE TAXES                                        38               28              36
Income taxes                                               14               10              40
                                                  -----------------------------------
INCOME                                                 $   24           $   18              33
====================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                $    4           $    4               -
Return on assets                                         2.43%            1.83%
====================================================================================================

(1)  Reclassified to conform to the current period's presentation.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA (CEEMEA--INCLUDING INDIA AND PAKISTAN) -- which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region -- reported income of $24 million in the 2002 first quarter, up $6 million or 33% from 2001, reflecting continued growth in cards, investment product fees and branch lending across the region, particularly in India and Poland, partially offset by lower results in Turkey and Pakistan and due to increased spending on branch expansion and marketing initiatives.

As shown in the following table, CEEMEA reported 21% account growth from the 2001 first quarter, primarily reflecting growth in cards, customer deposits, and other lending, as franchise growth efforts continued across the region.

                                          FIRST QUARTER
                                -----------------------------------        %
IN BILLIONS OF DOLLARS                2002             2001              Change
----------------------------------------------------------------------------------
Accounts (IN MILLIONS)                  4.0             3.3               21
Average customer deposits            $  6.1           $ 5.6                9
Average loans                           2.5             2.2               14
==================================================================================

Revenues, net of interest expense, of $149 million in the 2002 first quarter increased $19 million or 15% from 2001, primarily reflecting volume growth in cards, investment product fees and branch lending across the region, particularly in India and Poland, partially offset by lower results in Turkey and Pakistan. Total operating expenses of $100 million increased $7 million or 8% from the 2001 first quarter, reflecting higher business volumes and franchise expansion initiatives in the region.

The provision for credit losses was $11 million in the 2002 first quarter, compared with $9 million in 2001. The net credit loss ratio was 1.75% in the 2002 first quarter, compared with 1.60% in the 2001 fourth quarter and 1.66% a year ago. The increase in the net credit loss ratio primarily reflects higher losses in certain segments in the Middle East and economic slowdown in Eastern Europe. Loans delinquent 90 days or more of $36 million or 1.42% of loans at March 31, 2002 were essentially unchanged from $36 million or 1.41% at December 31, 2001 and increased from $33 million or 1.40% at March 31, 2001.

e-CONSUMER

                                                      FIRST QUARTER
                                             ----------------------------------       %
IN MILLIONS OF DOLLARS                            2002           2001(1)            Change
----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $  40            $  47             (15)
Total operating expenses                             73               86             (15)
                                             ----------------------------------
LOSS BEFORE TAX BENEFITS                            (33)             (39)             15
Income tax benefits                                 (13)             (15)             13
                                             ----------------------------------
LOSS                                              $ (20)           $ (24)             17
==============================================================================================

(1)  Reclassified to conform to the current period's presentation.

e-CONSUMER -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported a loss of $20 million in the 2002 first quarter, compared to a loss of $24 million in the 2001 first quarter.

Revenues, net of interest expense, in the 2002 first quarter decreased $7 million or 15% from 2001 as a prior year realized investment gain was partially offset by growth in Citicorp Electronic Financial Services, which provides electronic benefit transfer services to states throughout the country. Total operating expenses declined $13 million or 15% from the 2001 first quarter, mainly reflecting lower depreciation, amortization and compensation costs.

OTHER CONSUMER

                                                                          FIRST QUARTER
                                                                 ----------------------------------       %
IN MILLIONS OF DOLLARS                                                2002           2001(1)            Change
------------------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           $  (3)           $  (5)               40
Adjusted operating expenses(2)                                          30               31                (3)
Adjusted provisions for benefits, claims, and credit losses              8               (8)               NM
                                                                 ----------------------------------
CORE LOSS BEFORE TAX BENEFITS                                          (41)             (28)              (46)
Income tax benefits                                                    (12)             (11)                9
                                                                 ----------------------------------
CORE INCOME (LOSS)                                                     (29)             (17)              (71)
Restructuring-related items, after-tax                                   -               (4)              100
                                                                 ----------------------------------
LOSS                                                                 $ (29)           $ (21)              (38)
==================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM  Not meaningful

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions and global marketing and other programs --reported losses before restructuring-related items of $29 million in the 2002 first quarter and $17 million in the 2001 first quarter. The increase in losses from 2001 was primarily due to lower foreign currency hedge gains and treasury results. The loss of $21 million in the 2001 first quarter included restructuring-related items of $4 million ($6 million pretax). Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                      TOTAL                                           AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)         LOANS           NET CREDIT LOSSES(1)
                                   -------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             MAR. 31,    MAR. 31,     Dec. 31,    Mar. 31,    1ST QTR.     1ST QTR.    4th Qtr.    1st Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002        2002       2001(2)     2001(2)       2002         2002      2001(2)     2001(2)
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America            $ 12.0      $   85     $    96       $   41      $ 12.0      $   27       $   30     $    15
  RATIO                                            0.71%       0.78%        0.56%                   0.90%        0.97%       0.80%
Mortgage Banking                       46.9       1,344       1,157          957        47.2          16           13           7
  RATIO                                            2.87%       2.53%        2.12%                   0.14%        0.12%       0.06%
Citi Cards                            104.2       2,219       2,135        1,836       104.2       1,646        1,554       1,196
  RATIO                                            2.13%       1.98%        1.84%                   6.41%        5.91%       4.84%
Other North America Cards               1.4           5           6            6         1.2          12           13          12
  RATIO                                            0.40%       0.61%        0.32%                   4.08%        4.39%       2.90%
CitiFinancial                          59.7       1,969       1,991        1,580        59.2         434          452         344
  RATIO                                            3.30%       3.38%        2.82%                   2.97%        3.06%       2.50%
Western Europe                         19.9         817         824          811        19.7          97          101          91
  RATIO                                            4.10%       4.07%        4.52%                   1.99%        2.00%       2.01%
Japan                                  14.9         187         178          107        14.2         195          174         135
  RATIO                                            1.26%       1.24%        0.81%                   5.57%        4.53%       4.06%
Asia (excluding Japan)                 20.9         374         367          334        21.2          79           68          61
  RATIO                                            1.79%       1.73%        1.58%                   1.51%        1.28%       1.14%
Mexico                                  6.0         470         523           16         6.0          57           57           3
  RATIO                                            7.89%       8.75%        5.19%                   3.89%        3.88%       4.13%
Latin America                           4.3         171         248          302         4.8          77           69          68
  RATIO                                            4.03%       4.71%        4.74%                   6.50%        4.93%       4.24%
CEEMEA                                  2.6          36          36           33         2.5          11           10           9
  RATIO                                            1.42%       1.41%        1.40%                   1.75%        1.60%       1.66%
The Citigroup Private Bank(3)          27.5         143         135           65        27.0           2           10          (1)
  RATIO                                            0.52%       0.53%        0.27%                   0.04%        0.15%      (0.01)%
Other                                   0.6           -           5           17         1.2           1           29          (9)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                        $320.9      $7,820      $7,701       $6,105      $320.4      $2,654       $2,580     $ 1,931
  RATIO                                            2.44%       2.37%        2.04%                   3.36%        3.20%       2.61%
====================================================================================================================================
Securitized receivables               (65.9)     (1,351)     (1,282)      (1,243)      (66.9)       (935)        (897)       (691)
Loans held for sale                   (12.5)       (122)       (110)        (148)      (12.5)        (78)         (69)        (75)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                       $242.5      $6,347      $6,309       $4,714      $241.0      $1,641       $1,614     $ 1,165
  RATIO                                            2.62%       2.58%        2.14%                   2.76%        2.66%       2.10%
====================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to the current period's presentation.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                    END OF PERIOD                                AVERAGE
                           --------------------------------           -------------------------------
                           MAR. 31,   Dec. 31,   Mar. 31,             1ST QTR.   4th Qtr.  1st Qtr.
IN BILLIONS OF DOLLARS        2002       2001      2001                 2002       2001      2001
-----------------------------------------------------------------------------------------------------
TOTAL MANAGED               $ 320.9    $ 324.4    $ 299.6              $ 320.4   $ 320.2    $ 300.0
Securitized receivables       (65.9)     (68.4)     (63.7)               (66.9)    (67.6)     (62.2)
Loans held for sale           (12.5)     (11.9)     (15.3)               (12.5)    (11.6)     (13.4)
                           --------------------------------           -------------------------------
ON-BALANCE SHEET            $ 242.5    $ 244.1    $ 220.6              $ 241.0   $ 241.0    $ 224.4
=====================================================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $7.820 billion or 2.44% of loans at March 31, 2002, compared to $7.701 billion or 2.37% at December 31, 2001 and $6.105 billion or 2.04% at March 31, 2001. Total managed net credit losses in the 2002 first quarter were $2.654 billion and the related loss ratio was 3.36%, compared to $2.580 billion and 3.20% in the 2001 fourth quarter and $1.931 billion and 2.61% in the 2001 first quarter. For a discussion of trends by business, see business discussions on pages 7 - 18.

Citigroup's allowance for credit losses of $10.520 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $5.401 billion at March 31, 2002, $5.169 billion at December 31, 2001, and $4.956 billion at March 31, 2001. The increase in the allowance for credit losses from December 31, 2001 was due to increases related to Argentina. The increase in the allowance for credit losses from a year ago also includes the impact of the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.23% at March 31, 2002, up from 2.13% at December 31, 2001 and down from 2.24% at March 31, 2001. The increase in the allowance as a percentage of loans from December 31, 2001 was primarily due to the increase in the allowance related to Argentina combined with declines in loans in Citi Cards, mainly due to increased securitizations, and Latin America, primarily reflecting the devaluation of the Argentine Peso. The decline in the allowance as a percentage of loans from a year ago primarily reflects the growth in consumer loans as well as stricter lending standards in individual businesses. On-balance sheet consumer loans of $242.5 billion grew $22 billion or 10% from March 31, 2001, primarily driven by the impact of the acquisitions of Banamex and EAB and increases in CitiFinancial's real estate and auto loans. On-balance sheet loans in Citi Cards declined in 2002 as growth in managed receivables was more than offset by increased securitization activity. In addition, loans in 2002 increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies, and the related ratios may increase from the 2002 first quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

GLOBAL CORPORATE

                                                                 FIRST QUARTER
                                                       -----------------------------------       %
IN MILLIONS OF DOLLARS                                       2002           2001(1)            Change
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                    $ 6,650          $ 7,480             (11)
Adjusted operating expenses(2)                               4,131            4,959             (17)
Provisions for benefits, claims, and credit losses             680              269              NM
                                                       -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST               1,839            2,252             (18)
Income taxes                                                   654              804             (19)
Minority interest, after-tax                                     3                4             (25)
                                                       -----------------------------------
CORE INCOME                                                  1,182            1,444             (18)
Restructuring-related items, after-tax                          (8)             (68)             88
                                                       -----------------------------------
INCOME                                                     $ 1,174          $ 1,376             (15)
===========================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM  Not meaningful

GLOBAL CORPORATE serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world. It consists of the Corporate and Investment Bank (CIB) and Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS).

Global Corporate reported core income of $1.182 billion in the 2002 first quarter, down $262 million or 18% from the 2001 first quarter. The decline in core income resulted from a decrease in EM Corporate & GTS, down $226 million or 54% to $195 million and a decrease in the CIB, down $36 million or 4% to $987 million. EM Corporate & GTS core income decreased primarily due to charges reflecting the impact of economic conditions in Argentina, partially offset by growth in trading-related revenue in all regions and expense control initiatives. The CIB decline reflects decreases in equities trading-related revenues and higher net credit losses, partially offset by expense control initiatives.

Income of $1.174 billion in the 2002 first quarter included a restructuring-related charge of $8 million ($13 million pretax). See Note 8 to the Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CORPORATE AND INVESTMENT BANK

                                                     FIRST QUARTER
                                           -----------------------------------       %
IN MILLIONS OF DOLLARS                           2002           2001(1)            Change
-----------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE        $ 5,045          $ 5,682             (11)
Adjusted operating expenses(2)                   3,185            3,868             (18)
Provision for credit losses                        312              230              36
                                           -----------------------------------
CORE INCOME BEFORE TAXES                         1,548            1,584              (2)
Income taxes                                       561              561               -
                                           -----------------------------------
CORE INCOME                                        987            1,023              (4)
Restructuring-related items, after-tax               -              (66)            100
                                           -----------------------------------
INCOME                                         $   987          $   957               3
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

THE CORPORATE AND INVESTMENT BANK delivers a full range of financial services and products including investment banking, brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

The CIB reported core income of $987 million in the 2002 first quarter, down $36 million or 4% from $1.023 billion in the 2001 first quarter. The decline primarily reflects decreases in equities trading-related revenues and higher net credit losses, partially offset by expense control initiatives.

Revenues by category were as follows:

                                                          FIRST QUARTER
                                                 ----------------------------------       %
IN MILLIONS OF DOLLARS                                2002           2001(1)            Change
----------------------------------------------------------------------------------------------------
Commissions and fees                                $   992          $ 1,072              (7)
Investment banking                                    1,043            1,239             (16)
Principal transactions                                  928            1,561             (41)
Asset management and administration fees                513              536              (4)
Interest and dividend income, net                     1,509            1,003              50
Other income                                             60              271             (78)
                                                 ----------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE             $ 5,045          $ 5,682             (11)
====================================================================================================

(1)  Reclassified to conform to the current period's presentation.

Revenues, net of interest expense, decreased $637 million or 11% to $5.045 billion in the 2002 first quarter from $5.682 billion in the 2001 first quarter.

Commissions and fees of $992 million decreased $80 million or 7% from the 2001 first quarter, primarily reflecting lower customer transaction activity. Declines in listed securities and options commissions were partially offset by increases in commissions from over-the-counter securities.

Investment banking revenues were $1.043 billion in the 2002 first quarter, down $196 million or 16% from the 2001 first quarter, primarily due to declines in merger and acquisition fees and high-grade debt underwriting, partially offset by increases in equity underwriting which included fees on the TPC initial public offering.

Principal transactions revenues were $928 million in the 2002 first quarter, down $633 million or 41% from the 2001 first quarter, primarily reflecting decreases in fixed income and equities. Fixed income principal transactions decreases were more than offset by an associated increase in net interest revenue.

Asset management and administration fees of $513 million decreased $23 million or 4% from the 2001 first quarter. The decrease primarily reflects a shift in the mix of asset levels whose billings are calculated on a one quarter lag. These fees include results from assets managed by the Financial Consultants and other internally managed assets as well as those that are managed through the Consulting Group.

Net interest and dividend income of $1.509 billion increased $506 million or 50% compared to the 2001 first quarter, primarily due to wider spreads in fixed income products, particularly mortgage-backed securities, as well as in loans.

Other income of $60 million decreased $211 million or 78% compared to the 2001 first quarter, primarily due to lower earnings from the Nikko Salomon Smith Barney joint-venture and the effect of a change in the second quarter of 2001 in the presentation of intercompany balances that had the effect of reducing other income and other expense.

Total assets under fee-based management at March 31, were as follows:

                                                          MARCH 31,
                                              -----------------------------------       %
IN BILLIONS OF DOLLARS                              2002             2001             Change
--------------------------------------------------------------------------------------------------
Financial Consultant managed accounts              $  55.2          $  51.9               6
Consulting Group internally managed assets           154.3            134.4              15
                                              -----------------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT(1)         $ 209.5          $ 186.3              12
==================================================================================================

(1)  Includes assets  managed jointly with Citigroup Asset Management.

Adjusted operating expenses were $3.185 billion in the 2002 first quarter, down $683 million or 18% compared to the prior-year quarter. The decrease primarily reflects lower compensation and benefits and other operating and administrative expenses. Compensation and benefits decreased primarily as a result of declines in production-related compensation and savings from restructuring actions initiated in 2001. Other operating and administrative expenses declined primarily due to tight expense controls, a change in the presentation of intercompany balances that had the effect of reducing other income and other expense, and the absence of goodwill and other indefinite-lived intangible asset amortization.

The provision for credit losses was $312 million in the 2002 first quarter, up $82 million from $230 million in the 2001 first quarter, primarily due to higher net credit losses in the telecommunications and energy industries.

Cash-basis loans were $1.598 billion at March 31, 2002, $1.525 billion at December 31, 2001, and $1.149 billion at March 31, 2001, primarily reflecting increases in the transportation leasing portfolio and borrowers in the telecommunication and energy industries. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak economic conditions in the U.S., Japan and Europe as well as stress in the telecommunications industry. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                                            FIRST QUARTER
                                                   ----------------------------------       %
IN MILLIONS OF DOLLARS                                  2002           2001(1)            Change
----------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE               $ 1,605          $ 1,798             (11)
Adjusted operating expenses(2)                            946            1,091             (13)
Provision for credit losses                               368               39              NM
                                                   ----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST            291              668             (56)
Income taxes                                               93              243             (62)
Minority interest, after-tax                                3                4             (25)
                                                   ----------------------------------
CORE INCOME                                               195              421             (54)
Restructuring-related items, after-tax                     (8)              (2)             NM
                                                   ----------------------------------
INCOME                                                $   187          $   419             (55)
====================================================================================================
Average assets (IN BILLIONS OF DOLLARS)               $   112          $   109               3
Return on assets                                         0.68%            1.56%
====================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                         0.71%            1.57%
====================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

EM CORPORATE BANKING & GTS -- which offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services -- reported core income of $195 million in the 2002 first quarter, down $226 million or 54% from the 2001 first quarter due to charges reflecting the impact of economic conditions in Argentina, partially offset by growth in trading-related revenue in all regions and expense control initiatives. The decline in core income was driven by Latin America, which was down $244 million, and CEEMEA, which was down $22 million, partially offset by expense improvements in Transaction Services operations in North America and Europe. Income of $187 million in the 2002 first quarter included a restructuring-related charge of $8 million ($13 million pretax), primarily related to the downsizing of operations in Argentina.

Total revenues, net of interest expense, of $1.605 billion in the 2002 first quarter declined $193 million or 11% compared to the 2001 first quarter. The decline in revenue was primarily due to Latin America, which was down 15% mainly due to the redenomination losses and the adverse impact of currency translation in Argentina, partially offset by the benefit recorded for the compensation instruments. CEEMEA revenues were down 11% from the 2001 first quarter primarily reflecting a Bank Handlowy merger-related gain in the 2001 first quarter. Asia revenues were down 4% primarily due to weakness in Transaction Services, partially offset by strong growth in trading-related revenue.

Adjusted operating expenses of $946 million in the 2002 first quarter decreased $145 million or 13% primarily due to expense reduction initiatives in Transaction Services operations in North America and Europe, the benefit of restructuring actions initiated in the 2001 second quarter across all regions and foreign currency translation benefits in Argentina.

The provision for credit losses of $368 million in the 2002 first quarter increased $329 million compared to the 2001 first quarter, primarily due to an addition to the loan loss reserve of $240 million and write-offs of $100 million in Argentina. The reserve additions and write-offs in Argentina reflect the impairment of loans in the first quarter due to the impact of the devaluation, redenomination, economic conditions and other factors. Cash-basis loans (excluding Mexico) were $1.767 billion at March 31, 2002, up $630 million from March 31, 2001 principally due to the increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. Cash-basis loans were up $302 million from December 31, 2001 principally due to the increases in Latin America, mainly Argentina. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. Income may also be impacted by government decrees and judicial orders in Argentina. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period-end and net credit losses for the corresponding three-month period.

                                              MAR. 31,         Dec. 31,          Mar. 31,
IN MILLIONS OF DOLLARS                          2002             2001            2001(1)
--------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank              $ 1,598          $ 1,525           $ 1,149
   EM Corporate & GTS                           1,767            1,465             1,137
   Mexico(2)                                    1,095            1,030                68
   Insurance and Investment Activities             39               21                63
                                            ------------------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS             $ 4,499          $ 4,041           $ 2,417
============================================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank              $   357          $   560           $   229
   EM Corporate & GTS                             128              195                40
   Mexico(2)                                        2               46                 8
                                            ------------------------------------------------
TOTAL COMMERCIAL NET CREDIT LOSSES            $   487          $   801           $   277
============================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Includes Banamex cash-basis loans and net credit losses in the 2002 first quarter and 2001 fourth quarter.

Total commercial cash-basis loans were $4.499 billion at March 31, 2002, $4.041 billion at December 31, 2001, and $2.417 billion at March 31, 2001. Cash-basis loans in the CIB of $1.598 billion at March 31, 2002, $1.525 billion at December 31, 2001, and $1.149 billion at March 31, 2001 primarily reflect increases in the transportation leasing portfolio and borrowers in the telecommunications and energy industries. EM Corporate & GTS cash-basis loans (excluding Mexico) were $1.767 billion at March 31, 2002, up $630 million from March 31, 2001 principally due to the increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. EM Corporate & GTS cash-basis loans were up $302 million from December 31, 2001 principally due to the increases in Latin America, mainly Argentina. Mexico cash-basis loans were $1.095 billion at March 31, 2002, compared with $1.030 billion at December 31, 2001 and $68 million at March 31, 2001. The increases primarily reflect the acquisition of Banamex whose commercial cash-basis loans include exposures in steel, textile, food products and other industries.

Total commercial net credit losses of $487 million in the first quarter of 2002 increased $210 million compared to the first quarter of 2001, primarily reflecting increases in the CIB and in EM Corporate & GTS. CIB net credit losses of $357 million increased $128 million compared to the first quarter of 2001, primarily due to higher net credit losses in the telecommunications and energy industries and the transportation leasing portfolio. EM Corporate & GTS net credit losses of $128 million increased $88 million compared to the first quarter of 2001 primarily due to write-offs in Argentina. For a further discussion of trends by business, see the business discussions on pages 20--23.

Citigroup's allowance for credit losses of $10.520 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the commercial portfolio was $5.119 billion at March 31, 2002 compared to $4.919 billion and $4.001 billion at December 31, 2001 and March 31, 2001, respectively. The increase in the allowance in the first quarter of 2002 primarily reflects an addition to the allowance of $240 million for Argentina. The reserve addition for Argentina reflects the impairment caused in the first quarter due to the impact on borrowers in the commercial portfolio from the devaluation, redenomination, economic conditions and other factors. The increase in the allowance from the 2001 first quarter also reflects the acquisition of Banamex. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

                                               MAR. 31,         Dec. 31,          Mar. 31,
IN BILLIONS OF DOLLARS                           2002             2001              2001
-----------------------------------------------------------------------------------------------
Commercial allowance for credit losses          $ 5.119          $ 4.919           $ 4.001
As a percentage of total commercial loans          3.49%            3.31%             2.75%
===============================================================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                               FIRST QUARTER
                                                     -----------------------------------      %
IN MILLIONS OF DOLLARS                                     2002           2001(1)            Change
-------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                  $ 1,736          $ 1,966             (12)
Adjusted operating expenses(2)                               589              639              (8)
Provision for benefits, claims, and credit losses            540              731             (26)
                                                     -----------------------------------
CORE INCOME BEFORE TAXES                                     607              596               2
Income taxes                                                 201              212              (5)
                                                     -----------------------------------
CORE INCOME                                                  406              384               6
Restructuring-related items, after-tax                        (3)               -               -
                                                     -----------------------------------
INCOME                                                   $   403          $   384               5
=======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING comprises Travelers Life and Annuity (TLA), The Citigroup Private Bank and Citigroup Asset Management. These businesses offer a broad range of life insurance, annuity and asset management products and services including individual annuity, group annuity, individual life insurance products, Corporate Owned Life Insurance (COLI) products, mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking reported core income of $406 million in the 2002 first quarter, up $22 million or 6% from the 2001 first quarter. The increase reflects higher core income from The Citigroup Private Bank of $17 million or 18%, and Citigroup Asset Management, up $15 million or 19%, partially offset by lower income from TLA of $10 million, a decrease of 5% from the 2001 first quarter. The increase at The Citigroup Private Bank primarily reflects continued customer revenue momentum across a range of products including client trading activity, investments and lending, and the impact of lower interest rates, partially offset by increased expenses due to higher variable, employee-related and technology costs and an increase in the provision for credit losses. The increase at Citigroup Asset Management primarily reflects decreased expenses and strong net flows, partially offset by the impact of prior year one-time fees and weak global equity markets. The decrease at TLA primarily reflects lower net investment income and was partially offset by the impact of expense management and business volumes.

TRAVELERS LIFE AND ANNUITY

                                                      FIRST QUARTER
                                            -----------------------------------       %
IN MILLIONS OF DOLLARS                            2002             2001             Change
------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $ 888          $ 1,130             (21)
Provision for benefits and claims                   534              729             (27)
Total operating expenses                             65               88             (26)
                                            -----------------------------------
INCOME BEFORE TAXES                                 289              313              (8)
Income taxes                                         89              103             (14)
                                            -----------------------------------
INCOME(1)                                         $ 200          $   210              (5)
================================================================================================

(1)  Excludes investment gains/losses included in Investment Activities segment.

TLA -- whose core offerings include individual annuity, group annuity, and individual life insurance and corporate-owned life insurance (COLI) products -- reported income of $200 million in the 2002 first quarter compared to $210 million in the comparable period of 2001. The 5% decline reflects lower net investment income which was partially offset by continued expense management. Business volumes were strong with double-digit growth in individual annuity and group annuity account balances and individual life net written premiums versus the prior-year first quarter. These increases reflected growth in retirement savings and estate planning products and continued sales from cross-selling initiatives. Total operating expenses decreased 26% in the 2002 first quarter compared to the prior-year first quarter due to continued expense management and a change in deferred policy acquisition costs.

The cross-selling initiative of TLA products through Primerica Financial Services (Primerica), Citibank, Salomon Smith Barney Financial Consultants, and CitiStreet, as well as strong sales through various intermediaries, a nationwide network of independent agents and outside broker dealers, reflect the ongoing effort to build market share by strengthening relationships in key distribution channels.

The following table shows net written premiums and deposits by product line:

                                                       FIRST QUARTER
                                             -----------------------------------       %
IN MILLIONS OF DOLLARS                             2002             2001             Change
-------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
   Fixed                                         $   614          $   427              44
   Variable                                          898            1,099             (18)
   Individual payout                                  14               19             (26)
GICS AND OTHER GROUP ANNUITIES                     1,525            2,502             (39)
INDIVIDUAL LIFE INSURANCE
   Direct periodic premiums and deposits             233              187              25
   Single premium deposits                            76               47              62
   Reinsurance                                       (26)             (22)            (18)
                                             -----------------------------------
TOTAL                                            $ 3,334          $ 4,259             (22)
=================================================================================================

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the premiums are considered deposits and are not included in revenues.

Individual annuities account balances reached $30.7 billion at March 31, 2002, up from $27.9 billion at March 31, 2001, reflecting good in force policy retention. Net written premiums and deposits for individual annuities in the 2002 first quarter were $1.526 billion, slightly below the $1.545 billion in the comparable period of 2001, primarily driven by a decline in variable annuity sales due to current market conditions, partially offset by significant fixed annuity sales increases over the prior-year period. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and reflect continued penetration of outside broker-dealer channels.

Group annuity account balances and benefit reserves reached $21.3 billion at March 31, 2002, up 13% from $18.9 billion at the end of the 2001 first quarter. This volume growth reflects 2001 strong sales momentum in all products. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.525 billion in the 2002 first quarter, compared to $2.502 billion in the comparable period of 2001, which included higher levels of structured finance transactions.

Direct periodic premiums and deposits for individual life insurance of $233 million in the 2002 first quarter were 25% ahead of the $187 million for the comparable period of 2001, driven by independent agent, high end, and retirement and estate planning. Life insurance in force was $77.8 billion at March 31, 2002, up from $75.0 billion at year-end 2001 and $69.4 billion at March 31, 2001.

THE CITIGROUP PRIVATE BANK

                                                                                 FIRST QUARTER
                                                                       -----------------------------------       %
IN MILLIONS OF DOLLARS                                                       2002           2001(1)            Change
-------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                     $  423           $  392               8
Adjusted operating expenses(2)                                                 254              239               6
Provision for credit losses                                                      6                2              NM
                                                                       -----------------------------------
CORE INCOME BEFORE TAXES                                                       163              151               8
Income taxes                                                                    51               56              (9)
                                                                       -----------------------------------
CORE INCOME                                                                    112               95              18
Restructuring-related items, after-tax                                          (2)               -               -
                                                                       -----------------------------------
INCOME                                                                      $  110           $   95              16
=========================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                     $   28           $   25              12
Return on assets                                                              1.62%            1.54%
=========================================================================================================================
 Client business volumes under management (IN BILLIONS OF DOLLARS)          $  166           $  146              14
=========================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

THE CITIGROUP PRIVATE BANK provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $112 million in the 2002 first quarter, up $17 million or 18% from the 2001 first quarter, primarily reflecting continued customer revenue momentum and the impact of lower rates, partially offset by increased expenses and an increase in the provision for credit losses.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $166 billion at the end of the 2002 first quarter, up 14% from $146 billion at the end of the prior year quarter and reflects increases in each major product line. Regionally, the increase primarily reflects continued growth in Asia and the U.S.

Revenues, net of interest expense, were $423 million in the 2002 first quarter, up $31 million or 8% from the 2001 first quarter, primarily reflecting continued customer revenue momentum across a range of products including client trading activity, investments and lending, and the impact of lower interest rates. The increase in revenues reflected strong growth in Japan and North America, up 35% and 30%, respectively, from the prior year quarter, partially offset by a 28% decline in Europe primarily due to lower performance fees and client trading activity.

Adjusted operating expenses of $254 million in the 2002 first quarter were up $15 million or 6% from the prior-year quarter, primarily reflecting higher levels of revenues and employee-related expenses, partially due to investment spending in technology and front-end sales and servicing capabilities.

The provision for credit losses was $6 million in the 2002 first quarter, compared with $2 million in the 2001 first quarter. The increase primarily reflects higher write-offs and lower recoveries in the 2002 first quarter. Loans 90 days or more past due at the 2002 quarter-end were $143 million or 0.52% of total loans outstanding, compared with $65 million or 0.27% at the end of the 2001 first quarter.

Average assets of $28 billion in the 2002 first quarter increased $3 billion or 12% from $25 billion in the 2001 first quarter, primarily due to higher mortgage financing, margin and tailored lending.

CITIGROUP ASSET MANAGEMENT

                                                                     FIRST QUARTER
                                                           -----------------------------------       %
IN MILLIONS OF DOLLARS                                           2002           2001(1)            Change
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                          $ 425            $ 444              (4)
Adjusted operating expenses(2)                                     270              312             (13)
                                                           -----------------------------------
CORE INCOME BEFORE TAXES                                           155              132              17
Income taxes                                                        61               53              15
                                                           -----------------------------------
CORE INCOME                                                         94               79              19
Restructuring-related items, after-tax                              (1)               -               -
                                                           -----------------------------------
INCOME                                                           $  93            $  79              18
=============================================================================================================
Assets under management (IN BILLIONS OF DOLLARS)(3)(4)           $ 455            $ 403              13
=============================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
(3) Includes $31 billion and $29 billion in 2002 and 2001, respectively, for The Citigroup Private Bank clients.
(4) Includes Unit Investment Trusts held in client accounts of $7 billion and $8 billion and Latin America Affiliates assets under management of $21 billion and $7 billion in 2002 and 2001, respectively.

CITIGROUP ASSET MANAGEMENT comprises the substantial resources that are available through its three primary asset management business platforms -- Smith Barney Asset Management, Salomon Brothers Asset Management and Citibank Asset Management. These businesses offer institutional, high net worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts and alternative investments.

Core income of $94 million in the 2002 first quarter was up $15 million or 19% compared to the 2001 first quarter, primarily due to decreased expenses and strong net flows, partially offset by the impact of negative market action, prior year one-time fees and the cumulative impact of outflows of retail Money Market funds to the SSB Bank Deposit Program.

Assets under management rose 13% from the year-ago quarter to $455 billion, reflecting strong net flows and an increase in Latin America Affiliates assets, partially offset by negative market action and the transfer of retail Money Market assets to the SSB Bank Deposit Program. Institutional client assets of $155 billion at March 31, 2002, were up 33% compared to a year ago, reflecting an increase in institutional money market funds and long-term product flows, partially offset by negative market action. Retail client assets were $231 billion, down 1% compared to a year ago, primarily due to the SSB Bank Deposit Program and negative market action, partially offset by strong net flows. Citigroup Alternative Investments and Latin America Affiliates assets were $49 billion and $21 billion, respectively, at March 31, 2002, up 6% and 212%, respectively, from the year-ago quarter. The increase in Latin America Affiliates assets primarily relates to the Banamex acquisition.

Sales of proprietary mutual funds and managed account products at SSB declined 6% to $7.2 billion in the first quarter of 2002, compared to the prior-year quarter, and represented 56% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network decreased 23% to $2.2 billion in the 2002 first quarter compared to the prior-year quarter, representing 45% of total sales, including $1.4 billion in International and $0.8 billion in the U.S., of which Primerica sold $0.5 billion of proprietary U.S. mutual and money funds, representing 70% of Primerica's total U.S. mutual and money fund sales in the 2002 first quarter compared to 59% in the year-ago quarter.

Revenues, net of interest expense, decreased $19 million or 4% from the year-ago quarter to $425 million in the 2002 first quarter. The decrease was primarily due to the cumulative impact of the outflows of retail Money Market funds to the SSB Bank Deposit Program and the impacts of negative market action and prior year one-time fees, partially offset by strong net flows.

Adjusted operating expenses of $270 million in the 2002 first quarter were down $42 million or 13% from the 2001 first quarter, primarily reflecting continued expense management, the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 first quarter, and reduced advertising and marketing costs.

PROPERTY AND CASUALTY

                                                           FIRST QUARTER
                                                 -----------------------------------        %
IN MILLIONS OF DOLLARS                                 2002             2001             Change
---------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $ 3,168          $ 3,018               5
Claims and claim adjustment expenses                   1,976            1,783              11
Adjusted operating expenses(1)                           756              769              (2)
                                                 -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                436              466              (6)
Income taxes                                             109              124             (12)
Minority interest, after-tax                               -                -               -
                                                 -----------------------------------
CORE INCOME(2)                                           327              342              (4)
Restructuring-related items, after-tax                    (1)               -               -
                                                 -----------------------------------
INCOME                                               $   326          $   342              (5)
===================================================================================================

(1)  Excludes restructuring-related items.
(2)  Excludes investment gains/losses included in Investment Activities segment.

PROPERTY AND CASUALTY -- which reflects the Property and Casualty operations of Travelers Property Casualty Corp. including the results of its Personal lines business, Commercial lines business and Interest and Other which includes interest expense and certain corporate income and expenses which have not been allocated to the business lines -- reported core income of $327 million in the 2002 first quarter compared to $342 million in the prior-year period. The decrease in core income in 2002 was primarily due to increased loss cost trends, primarily due to inflationary pressures, favorable prior-year reserve development in the 2001 first quarter and lower net investment income, partially offset by the benefit of rate increases and lower interest expense. Core income in the 2002 first quarter has benefited from rate increases in excess of loss cost trends in both Commercial Lines and Personal Lines. Personal lines core income declined 25% in the 2002 first quarter compared to the 2001 first quarter, reflecting increased weather-related losses, continued higher loss cost trends and a decline in net investment income which were offset in part by an 8% increase in earned premiums. Commercial lines income declined 6% in the 2002 first quarter compared to the 2001 first quarter, largely resulting from a decrease in net investment income and favorable prior year reserve development in the 2001 first quarter. Interest and Other income in the 2002 first quarter was $1 million compared to a loss of $23 million in the 2001 first quarter. The primary component of Interest and Other is interest expense. The increase in income in the 2002 first quarter compared to the 2001 first quarter is due to lower average interest bearing debt levels and lower interest rates. The decrease in interest bearing debt levels was primarily due to repayments of debt obligations to Citigroup.

In late March 2002, TPC completed its initial public offering of 231 million shares of its class A common stock, representing approximately 23.1% of its outstanding equity securities, for net proceeds after underwriting discount of $4.1 billion. Citigroup recognized an after-tax gain of $1.061 billion ($1.270 billion pretax) as a result of the TPC offering. Citigroup plans to make a tax-free distribution to its stockholders of a portion of its remaining interest in TPC by year-end 2002, such that following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's outstanding equity securities. Citigroup has no obligation to consummate the distribution by the end of 2002 or at all. Income statement minority interest will be recognized on the initial public offering portion beginning on April 1, 2002.

PERSONAL LINES

                                                          FIRST QUARTER
                                                -----------------------------------       %
IN MILLIONS OF DOLLARS                                2002             2001             Change
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $1,146           $1,080               6
Claims and claim adjustment expenses                    786              688              14
Adjusted operating expenses(1)                          271              267               1
                                                -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                89              125             (29)
Income taxes                                             24               38             (37)
Minority interest, after-tax                              -                -               -
                                                -----------------------------------
CORE INCOME(2)                                           65               87             (25)
Restructuring-related items, after-tax                   (1)               -               -
                                                -----------------------------------
INCOME                                               $   64           $   87             (26)
==================================================================================================

(1)  Excludes restructuring-related items.
(2)  Excludes investment gains/losses included in Investment Activities segment.

PERSONAL LINES -- which writes all types of property and casualty insurance covering personal risks -- reported core income of $65 million in the 2002 first quarter compared to $87 million in the prior-year period. The decline in the 2002 first quarter compared to the 2001 first quarter reflects the effects of increased loss cost trends, favorable prior-year reserve development in the 2001 first quarter, higher catastrophe losses and lower net investment income, partially offset by the benefit of rate increases. Rate increases and the benefits of underwriting actions initiated in 2001 exceeded the rise in loss cost trends in the 2002 first quarter.

The following table shows net written premiums by product line:

                                              FIRST QUARTER
                                    -----------------------------------       %
IN MILLIONS OF DOLLARS                    2002             2001             Change
----------------------------------------------------------------------------------------
Personal automobile                     $   687            $ 639               8
Homeowners and other                        350              323               8
                                    -----------------------------------
Total net written premiums              $ 1,037            $ 962               8
========================================================================================

Personal Lines net written premiums for the 2002 first quarter were $1.037 billion compared to $962 million in the comparable period of 2001. The increase in net written premiums in the 2002 first quarter compared to the 2001 first quarter primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management.

Catastrophe losses, net of taxes and reinsurance, were $10 million in the 2002 first quarter and were primarily due to ice storms in the Midwest and New York. There were no catastrophe losses in the 2001 first quarter.

The statutory combined ratio for Personal Lines in the 2002 first quarter was 101.5% compared to 98.4% in the comparable period of 2001. The GAAP combined ratio for Personal Lines in the 2002 first quarter was 102.5% compared to 99.4% in the comparable period of 2001. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the statutory and GAAP combined ratios for the 2002 first quarter compared to the statutory and GAAP combined ratios for the 2001 first quarter was primarily due to increased loss cost trends, favorable prior-year reserve development in the 2001 first quarter and higher catastrophe losses, partially offset by rate increases.

COMMERCIAL LINES

                                                        FIRST QUARTER
                                              -----------------------------------       %
IN MILLIONS OF DOLLARS                              2002             2001             Change
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $ 2,011          $ 1,970               2
Claims and claim adjustment expenses                1,190            1,095               9
Total operating expenses                              485              499              (3)
                                              -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST             336              376             (11)
Income taxes                                           75               98             (23)
Minority interest, after-tax                            -                -               -
                                              -----------------------------------
INCOME(1)                                         $   261          $   278              (6)
==================================================================================================

(1)  Excludes investment gains/losses included in Investment Activities segment.

COMMERCIAL LINES -- which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies -- reported income of $261 million in the 2002 first quarter compared to $278 million in the comparable period of 2001. The decline in the 2002 first quarter compared to the 2001 first quarter reflects favorable prior-year reserve development in the 2001 first quarter and lower net investment income, largely offset by the benefit of rate increases in excess of loss cost trends, the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 first quarter, and no catastrophe losses in the 2002 first quarter (compared to $8 million in the 2001 first quarter).

Net written premiums by market were as follows:

                                           FIRST QUARTER
                                 -----------------------------------       %
IN MILLIONS OF DOLLARS                 2002           2001(1)            Change
-----------------------------------------------------------------------------------
National Accounts                   $     97         $    126             (23)
Commercial Accounts                      849              761              12
Select Accounts                          455              429               6
Bond                                     131              168             (22)
Gulf                                     145              175             (17)
                                 -----------------------------------
TOTAL NET WRITTEN PREMIUMS          $  1,677         $  1,659               1
===================================================================================

(1)  Reclassified to conform to the current period's presentation.

Commercial Lines net written premiums in the 2002 first quarter totaled $1.677 billion, slightly ahead of the $1.659 billion in the comparable period of 2001. The trend in written premiums for Commercial Accounts and Select Accounts reflects the impact of an improving rate environment as evidenced by the favorable pricing on new and renewal business. The increase in Commercial Accounts net written premiums also reflects favorable new business in national property. The decrease in National Accounts net written premiums was primarily due to a shift in current year business from retrospective to deductible and prior year retrospective premium true-up adjustments, partially offset by the repopulation of the involuntary pools.

National Accounts new business was significantly higher in the 2002 first quarter than in the comparable period of 2001, reflecting National Accounts being favorably impacted in its target loss-sensitive market by businesses seeking quality insurers while still maintaining a strict underwriting discipline. National Accounts business retention ratio in the 2002 first quarter was moderately lower than in the 2001 first quarter, reflecting a focus on account profitability and an increase in lost business due to renewal price increases in 2002.

Commercial Accounts new business in the 2002 first quarter was significantly higher than in the 2001 first quarter, reflecting the favorable impact of businesses seeking quality insurers. Commercial Accounts business retention ratio in the 2002 first quarter was moderately higher than in the 2001 first quarter, reflecting the aggressive pricing strategy which has become more prevalent in the overall marketplace.

New premium business in Select Accounts was moderately lower in the 2002 first quarter than in the comparable period of 2001, reflecting the continued disciplined approach to underwriting and risk management. Select Accounts business retention ratio in the 2002 first quarter was marginally lower than in the comparable period of 2001, reflecting an increase in lost business due to renewal price increases in 2002.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. The 2002 net written premium amount is lower by $18 million due to a reinsurance change in Bond Executive Liability Excess of Loss Reinsurance Treaty that was effective January 1, 2002. In addition, the 2001 amount is higher by $34 million due to the termination of the Master Bond Liability Treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $15 million during the first quarter of 2002 compared to 2001 reflecting growth across all markets, partially offset by higher reinsurance costs.

Gulf markets products to national, mid-size and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The decrease in Gulf net written premiums primarily reflects a scale-back of assumed reinsurance business and the restructuring of its transportation and property business.

There were no catastrophe losses in the 2002 first quarter. Catastrophe losses, net of taxes and reinsurance, were $8 million in the 2001 first quarter due to the Seattle earthquake.

The statutory combined ratio before policyholder dividends for Commercial Lines in the 2002 first quarter was 101.6% compared to 100.5% in the comparable period of 2001. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2002 first quarter was 99.3% compared to 98.4% in the comparable period of 2001. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the 2002 first quarter statutory and GAAP combined ratios before policyholder dividends compared to the 2001 first quarter statutory and GAAP combined ratios before policyholder dividends was primarily due to increased loss cost trends and favorable prior-year reserve development in the 2001 first quarter, partially offset by the benefit of rate increases, underwriting discipline and expense management.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the experience in resolving such claims. At March 31, 2002, approximately 78% of the net environmental reserve (approximately $284 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 22% of the net environmental loss reserve (approximately $80 million), consists of case reserves for resolved claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. At March 31, 2002, approximately 79% (approximately $629 million) of the net asbestos reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 21% of the net asbestos reserve (approximately $165 million), is for pending asbestos claims.

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued for these claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in a liability exceeding those reserves by an amount that could be material to the Company's operating results in future periods. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

INVESTMENT ACTIVITIES

                                                         FIRST QUARTER
                                               -----------------------------------       %
IN MILLIONS OF DOLLARS                               2002           2001(1)            Change
-------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE              $ 146            $ 233             (37)
Total operating expenses                                33               32               3
                                               -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST              113              201             (44)
Income taxes                                            44               70             (37)
Minority interest, after-tax                            (1)              (1)              -
                                               -----------------------------------
INCOME                                               $  70            $ 132             (47)
=================================================================================================

(1)     Reclassified to conform to the current period's presentation.

INVESTMENT ACTIVITIES comprises Citigroup's venture capital activities, realized investment gains (losses) from certain insurance-related investments, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and since August 2001, the investment portfolio related to Banamex.

Revenues, net of interest expense, are comprised of $88 million and ($94) million from proprietary investments, $4 million and $20 million from LDC Debt Sales/Refinancing portfolios and $54 million and $307 million from net realized gains from insurance-related investments for the 2002 first quarter and 2001 first quarter, respectively.

Revenues, net of interest expense, of $146 million for the 2002 first quarter decreased $87 million or 37% from the 2001 first quarter, primarily reflecting higher impairment write-downs in insurance-related and other proprietary investments, including $100 million in pretax write-downs on certain investments in Argentina, and lower realized gains in insurance-related investments, partially offset by higher venture capital results and a mark to market gain on an investment in India.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 32.

CORPORATE/OTHER

                                                               FIRST QUARTER
                                                     -----------------------------------       %
IN MILLIONS OF DOLLARS                                     2002           2001(1)            Change
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                    $  96           $ (134)             NM
Total operating expenses                                     185              141              31
Provision for benefits, claims, and credit losses              -                1              NM
                                                     -----------------------------------
LOSS BEFORE TAX BENEFITS AND MINORITY INTEREST               (89)            (276)             68
Income tax benefits                                          (16)             (81)             80
Minority interest, after-tax                                   5                1              NM
                                                     -----------------------------------
LOSS                                                       $ (78)          $ (196)             60
=========================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

CORPORATE/OTHER includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses.

Revenues, net of interest expense, were $96 million in the 2002 first quarter, up $230 million from the 2001 first quarter, primarily due to lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury results are primarily related to reduced rates and the recognized benefits from interest rate hedging activities, partially offset by increased funding costs related to the Banamex acquisition.

Operating expenses were $185 million in the 2002 first quarter, up $44 million from the 2001 first quarter, primarily due to the impact of higher intersegment eliminations, partially offset by a decrease in certain net unallocated corporate costs.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weakening global economic conditions; the economic crisis in Argentina; government decrees and judicial orders in Argentina; higher unemployment rates and the continued increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications industry; subsidiaries' dividending capability; an increase in the amortization period for certain direct loan origination costs; asbestos-related and environmental-related developments including any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, the role of any umbrella or excess policies the Company has issued, unanticipated developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims, changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims, more intensive advertising by lawyers seeking asbestos claimants and the increasing focus by plaintiffs on new and previously peripheral defendants, including insurers; the effect of banking and financial services reforms, of rules governing the regulatory treatment of merchant banking investments, and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citigroup Risk Management Framework is described in detail in Citigroup's 2001 Annual Report and Form 10-K.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Citigroup's credit risk management process is described in detail in Citigroup's 2001 Annual Report and Form 10-K.

THE MARKET RISK MANAGEMENT PROCESS

Market risk at Citigroup - like credit risk - is managed through corporate-wide standards and business policies and procedures.

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

Citigroup's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citigroup also has Earnings-at-Risk in various other currencies, however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

The following table illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of March 31, 2002, the potential impact on pretax earnings over the next 12 months is a decrease of $611 million from an interest rate increase and an increase of $499 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $154 million from an increase in interest rates and a decrease of $771 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior-year end primarily reflects an increase in the proportion of floating rate funding.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $348 million over the next 12 months and a potential positive impact of $34 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $348 million for the next 12 months and potential negative impact of $34 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the inclusion of Banamex's Mexican peso exposure while the change in Earnings-at-Risk from the prior year-end reflects the repricing characteristics of the portfolio.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of $176 million over the next twelve months and potential negative impact of $26 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings of $178 million over the next twelve months and a potential positive impact of $39 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citigroup's current view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)(2)

                                        MARCH 31, 2002                                          DECEMBER 31, 2001
IN MILLIONS OF                                              OTHER NON-U.S.                                         OTHER NON-U.S.
DOLLARS                U.S. DOLLAR        MEXICAN PESO         DOLLAR         U.S. DOLLAR        MEXICAN PESO          DOLLAR
-----------------------------------------------------------------------------------------------------------------------------------
                    INCREASE  DECREASE INCREASE  DECREASE INCREASE DECREASE Increase Decrease  Increase Decrease Increase  Decrease
                   ----------------------------------------------------------------------------------------------------------------
Twelve months and
less                 $ (611)   $ 499     $ 348   $ (348)  $ (176)   $ 178    $(241)   $   244    $ 208   $ (208)  $ (275)   $  278
Thereafter              154     (771)       34      (34)     (26)      39      898     (1,082)     207     (207)    (236)      250
-----------------------------------------------------------------------------------------------------------------------------------
Total                $ (457)   $(272)    $ 382   $ (382)  $ (202)   $ 217    $ 657    $  (838)   $ 415   $ (415)  $ (511)   $  528
===================================================================================================================================

                                                             MARCH 31, 2001
                                                                                    OTHER NON-U.S.
IN MILLIONS OF DOLLARS                  U.S. DOLLAR           MEXICAN PESO              DOLLAR
-------------------------------------------------------------------------------------------------------
                                   Increase   Decrease      Increase   Decrease    Increase    Decrease
                                   --------------------------------------------------------------------
Twelve months and
less                                $  (171)  $    186       $  (20)    $  20      $  (214)    $  216
Thereafter                            1,042     (1,229)         (26)       26         (192)       206
-------------------------------------------------------------------------------------------------------
Total                               $   871   $ (1,043)      $  (46)    $  46      $  (406)    $  422
=======================================================================================================

(1)  Excludes the insurance companies (see below).
(2) Prior year amounts have been restated to conform with the current period's presentation.

INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

                                                 MARCH 31,       December 31,       March 31,
IN MILLIONS OF DOLLARS                              2002             2001              2001
--------------------------------------------------------------------------------------------------
ASSETS
Investments                                       $ 3,659          $ 3,404           $ 2,980
--------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt                                    $    47          $    18           $    26
Contractholder funds                                  774              775               557
Redeemable securities of subsidiary trusts             48                1                86
==================================================================================================

A significant portion of insurance companies' liabilities (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citigroup non-trading portfolios described above or the Value-at-Risk used for the trading portfolios described below.

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

New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed, and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $71 million at March 31, 2002. Daily exposures averaged $69 million during the first quarter and ranged from $57 million to $97 million.

The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2002 and December 31, 2001, along with the averages.

                                                            2002                               Full
                                                           FIRST                               Year
                                        MARCH 31,         QUARTER         December 31          2001
IN MILLIONS OF DOLLARS                    2002            AVERAGE            2001            Average
----------------------------------------------------------------------------------------------------------
Interest rate                            $  50             $  50            $  44             $  55
Foreign exchange                            11                10                9                12
Equity                                      27                22               10                15
All other (primarily commodity)             26                20               21                18
Covariance adjustment                      (43)              (33)             (30)              (37)
                                     ---------------------------------------------------------------------
Total                                    $  71             $  69            $  54             $  63
==========================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2002 and all of 2001.

                                              FIRST QUARTER                        Full-Year
                                                   2002                               2001
                                      --------------------------------------------------------------------
IN MILLIONS OF DOLLARS                    LOW              HIGH              Low               High
----------------------------------------------------------------------------------------------------------
Interest rate                            $  42             $  67            $  33             $  90
Foreign exchange                             5                16                6                22
Equity                                      13                51                9                53
All other (primarily commodity)             17                26                8                52
==========================================================================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citigroup will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citigroup manages cross-border risk as part of the risk management framework described in the 2001 Annual Report and Form 10-K.

Except as described below for cross-border resale agreements and the netting of certain long and short securities positions, the following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council's (FFIEC) guidelines. In regulatory reports under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral. However, for purposes of the following table, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. Similarly, under FFIEC guidelines, long securities positions are required to be reported on a gross basis. However, for purposes of the following table, certain long and short securities positions are presented on a net basis consistent with internal cross-border risk management policies, reflecting a reduction of risk from offsetting positions.

CROSS-BORDER OUTSTANDINGS AND COMMITMENTS

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at March 31, 2002 and December 31, 2001 include:

                                                                                         MARCH 31, 2002            December 31, 2001
-----------------------------------------------------------------------------------------------------------   ----------------------

                               CROSS-BORDER CLAIMS ON THIRD PARTIES
                ---------------------------------------------------- INVESTMENTS
                                                                       IN AND
                   TRADING AND    CROSS-                             FUNDING OF      TOTAL                        Total
IN BILLIONS OF     SHORT-TERM  BORDER RESALE                             LOCAL    CROSS-BORDER  COMMITMENTS    Cross-Border Commit-
 DOLLARS            CLAIMS(1)    AGREEMENTS    ALL OTHER     TOTAL    FRANCHISES  OUTSTANDINGS      (2)        Outstandings ments(2)
-----------------------------------------------------------------------------------------------------------   ---------------------
Germany              $ 7.3        $ 6.2          $ 1.5       $ 15.0     $ 1.7       $ 16.7        $  6.1         $ 13.5     $  7.3
Mexico                 4.2            -            5.5          9.7       2.3         12.0           0.8           12.3        0.6
Brazil                 2.9            -            3.3          6.2       5.2         11.4           0.2           10.7        0.3
France                 5.0          3.2            1.3          9.5       0.1          9.6           7.6           10.9        8.7
Italy                  4.9          1.2            1.3          7.4       1.3          8.7           2.5            9.7        2.4
Japan                  2.4          4.8            1.4          8.6         -          8.6           1.6            7.9        3.3
United Kingdom         3.4          1.6            3.5          8.5         -          8.5          17.2           11.2       16.8
Canada                 2.4          0.6            2.3          5.3       2.2          7.5           3.4            7.9        3.4
====================================================================================================================================

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

Total cross-border outstandings for March 31, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $27.4 billion for Germany, $13.3 billion for Mexico, $12.8 billion for Brazil, $10.2 billion for France, $12.6 billion for Italy, $8.0 billion for Japan, $8.8 billion for the United Kingdom, and $8.4 billion for Canada.

Total cross-border outstandings for December 31, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $19.5 billion for Germany, $13.2 billion for Mexico, $11.9 billion for Brazil, $13.5 billion for France, $12.8 billion for Italy, $6.5 billion for Japan, $9.3 billion for the United Kingdom, and $8.9 billion for Canada.

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

Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations. As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, Salomon Smith Barney Inc., TIC and TPC. Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency considerations that also impact their capitalization levels.

During 2002, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. It is also anticipated that Citigroup will maintain its share repurchase program during 2002.

In late March 2002, TPC completed its initial public offering of 231 million shares of its class A common stock, representing approximately 23.1% of its outstanding equity securities, for net proceeds after underwriting discount of $4.1 billion. Citigroup recognized an after-tax gain of $1.061 billion ($1.270 billion pretax) as a result of the TPC offering. Citigroup plans to make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC by year-end 2002, such that following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's outstanding equity securities. Citigroup has no obligation to consummate the distribution by the end of 2002 or at all. The distribution of TPC, if it occurs, will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by an amount in excess of $7 billion. This paragraph and the preceding paragraph contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $950 million that expire in 2002. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $58.6 billion at March 31, 2002.

Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities of $6.8 billion as of March 31, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2002, this requirement was exceeded by approximately $51.3 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

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

Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citigroup's strong capital position. Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

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

SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account, overcollateralization in the form of excess assets in the SPE, or a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

SECURITIZATION OF CITIGROUP'S ASSETS

Citigroup securitizes credit card receivables, mortgage, home equity and auto loans, and certain other financial assets that it originates or purchases.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citigroup sells receivables into the trust on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Card business.

At March 31, 2002, total assets in the credit card trusts were $81 billion. Of that amount, $66 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $15 billion is recorded in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests. Amounts receivable from the trusts were $996 million and amounts due to the trusts were $813 million at March 31, 2002. During the quarter ended March 31, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended March 31, 2002, the trusts recorded $1.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended March 31, 2002:

IN BILLIONS OF DOLLARS                                                CREDIT CARDS
----------------------------------------------------------------------------------------
Proceeds from new securitizations                                        $  3.5
Proceeds from collections reinvested in new receivables                    33.9
Servicing fees received                                                     0.3
Cash flows received on retained interest and other net cash flows           0.9
========================================================================================

MORTGAGES, HOME EQUITY AND AUTO LOANS

The Company provides a wide range of mortgage, home equity and auto loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At March 31, 2002, total loans securitized and outstanding were $78 billion.

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At March 31, 2002, total assets in the conduits were $53 billion.

The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. The Company receives fees for structuring and distributing the CDO securities to investors.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citigroup's credit commitments as of March 31, 2002 and December 31, 2001.

IN MILLIONS OF DOLLARS                                                       MARCH 31, 2002           December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees               $  31,799                 $  29,541
Performance standby letters of credit and foreign office guarantees                 7,376                     7,749
Commercial and similar letters of credit                                            4,730                     5,681
One-to-four family residential mortgages                                            4,438                     5,470
Revolving open-end loans secured by 1-4 family residential properties               7,996                     7,107
Commercial real estate, construction and land development                           1,912                     1,882
Credit card lines(1)                                                              401,891                   387,396
Commercial and other consumer loan commitments(2)                                 199,509                   210,909
                                                                         ---------------------------------------------------
TOTAL                                                                           $ 659,651                 $ 655,735
============================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $127 billion and $138 billion with original maturity less than one year at March 31, 2002 and December 31, 2001, respectively.

CAPITAL

CITIGROUP INC.

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

CITIGROUP RATIOS

                                            MARCH 31, 2002           December 31, 2001
-------------------------------------------------------------------------------------------
Tier 1 capital                                    9.13%                     8.42%
Total capital (Tier 1 and Tier 2)                11.59                     10.92
Leverage(1)                                       5.89                      5.64
Common stockholders' equity                       7.78                      7.58
===========================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citigroup maintained a strong capital position during the first quarter of 2002. Total capital (Tier 1 and Tier 2) amounted to $78.9 billion at March 31, 2002, representing 11.59% of risk-adjusted assets. This compares to $75.8 billion and 10.92% at December 31, 2001. Tier 1 capital of $62.2 billion at March 31, 2002 represented 9.13% of risk-adjusted assets, compared to $58.4 billion and 8.42% at December 31, 2001. Citigroup's leverage ratio was 5.89% at March 31, 2002 compared to 5.64% at December 31, 2001.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS                                                  MARCH 31, 2002           December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity                                                $ 82,238                  $ 79,722
Qualifying perpetual preferred stock                                          1,400                     1,400
Qualifying mandatorily redeemable securities of subsidiary trusts             6,725                     6,725
Minority interest(1)                                                          2,971                       803
Less: Net unrealized gains on securities available-for-sale(2)                 (264)                     (852)
Accumulated net gains on cash flow hedges, net of tax                          (233)                     (168)
Intangible assets:
Goodwill                                                                    (25,506)                  (23,861)
Other intangible assets                                                      (4,798)                   (4,944)
50% investment in certain subsidiaries(3)                                       (67)                      (72)
Other                                                                          (306)                     (305)
                                                                    ---------------------------------------------------
Total Tier 1 capital                                                       $ 62,160                  $ 58,448
-----------------------------------------------------------------------------------------------------------------------
Tier 2 capital
Allowance for credit losses(4)                                                8,538                     8,694
Qualifying debt(5)                                                            8,207                     8,648
Unrealized marketable equity securities gains(2)                                 79                        79
Less: 50% investment in certain subsidiaries(3)                                 (67)                      (72)
                                                                    ---------------------------------------------------
Total Tier 2 capital                                                         16,757                    17,349
                                                                    ---------------------------------------------------
Total capital (Tier 1 and Tier 2)                                          $ 78,917                  $ 75,797
=======================================================================================================================
RISK-ADJUSTED ASSETS(6)                                                    $680,984                  $694,035
=======================================================================================================================

(1) The increase from December 31, 2001 primarily reflects the minority interest related to the TPC Initial Public Offering.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The Federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $25.0 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 2002, compared to $26.2 billion as of December 31, 2001. Market risk-equivalent assets included in risk-adjusted assets amounted to $34.4 billion at March 31, 2002 and $31.4 billion at December 31, 2001. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholders' equity increased a net $2.5 billion during the first quarter of 2002 to $82.2 billion at March 31, 2002, representing 7.78% of assets, compared to $79.7 billion and 7.58% at year-end 2001. The net increase in common stockholders' equity during the first quarter of 2002 principally reflected net income of $4.8 billion and issuance of shares pursuant to employee benefit plans and other activity of $1.3 billion which was offset by the net issuance of restricted stock of $1.1 billion, $0.9 billion related to foreign currency translation adjustment, change in hedging activities and unrealized gains and losses on investment securities, common and preferred stock dividends of $0.8 billion, and treasury stock acquired of $0.8 billion. The increase in the common stockholders' equity ratio during the first quarter of 2002 also reflected the above items, partially offset by the increase in total assets.

During the 2001 fourth quarter, the Board of Directors of Citigroup granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's program of buying back its shares. Under its long-standing repurchase program, the Company buys back shares in the market from time to time.

On January 7, 2002, Citigroup redeemed for cash all outstanding shares of its Series U cumulative preferred stock.

The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at both March 31, 2002 and December 31, 2001 were $6.725 billion. The amount outstanding at March 31, 2002 includes $4.450 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities, and at December 31, 2001 includes $4.85 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities. On January 7, 2002, Citigroup redeemed for cash the $400 million Citigroup Capital I Trust Preferred Securities (16 million 8% Trust Preferred Securities at the redemption price of $25 per Preferred Security plus any accrued and unpaid distribution thereon).

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2002, all of Citigroup's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15% of an organization's Tier 1 capital. For covered investments that aggregate more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% applies. The rules are not expected to have a significant impact on Citigroup.

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

On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted for Tier 1 capital. These rules, which require adoption in the fourth quarter of 2002, are not expected to have a significant impact on Citigroup.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at March 31, 2002 and 59% of funding at December 31, 2001, are broadly diversified by both geography and customer segments.

Stockholders' equity, which grew $1.6 billion during the first three months of 2002 to $65.0 billion at March 31, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 first quarter was $74.6 billion, compared with $81.1 billion at year-end 2001.

Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months of 2002 included $3.5 billion of U.S. credit cards and $6.4 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2002, the scheduled amortization of certain credit card securitization transactions made available $3.5 billion of new receivables. In addition, at least $5.9 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $5.7 billion, adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.4 billion of the available $5.7 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

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

CITICORP RATIOS

                                           MARCH 31, 2002           December 31, 2001
------------------------------------------------------------------------------------------
Tier 1 capital                                   8.55%                     8.33%
Total capital (Tier 1 and Tier 2)               12.82                     12.41
Leverage(1)                                      6.83                      6.85
Common stockholders' equity                     10.17                      9.81
==========================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the 2002 first quarter. Total capital (Tier 1 and Tier 2) amounted to $63.2 billion at March 31, 2002, representing 12.82% of net risk-adjusted assets. This compares with $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.2 billion at March 31, 2002 represented 8.55% of net risk-adjusted assets, compared with $42.2 billion and 8.33% at December 31, 2001. Citicorp's Tier 1 capital ratio at March 31, 2002 was above Citicorp's target range of 8.00% to 8.30%.

SALOMON SMITH BARNEY HOLDINGS INC. (SALOMON SMITH BARNEY)

Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in Citigroup's 2001 Annual Report and Form 10-K. Total assets were $308 billion at March 31, 2002, compared to $301 billion at year-end 2001. Due to the nature of Salomon Smith Barney's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that extends through May 21, 2002, with repayment on any borrowings due by May 21, 2004. Salomon Smith Barney may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for this facility through facility fees. At March 31, 2002, there were no borrowings outstanding under this facility. Salomon Smith Barney also has committed long-term financing facilities with unaffiliated banks. At March 31, 2002, Salomon Smith Barney had drawn down the full $950 million then available under these facilities. A bank can terminate its facility by giving Salomon Smith Barney one year's notice. Salomon Smith Barney compensates the banks for the facilities through facility fees. Under all of these facilities, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At March 31, 2002, these requirements were exceeded by approximately $4.7 billion. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $26.2 billion at March 31, 2002 and $26.8 billion at December 31, 2001. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

TRAVELERS PROPERTY CASUALTY CORP. (TPC)

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion is available by the end of 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to such approval depending upon the amount and timing of the payments. TPC received $275 million of dividends from its insurance subsidiaries during the first three months of 2002.

THE TRAVELERS INSURANCE COMPANY (TIC)

At March 31, 2002, TIC had $34.8 billion of life and annuity product deposit funds and reserves. Of that total, $19.3 billion is not subject to discretionary withdrawal based on contract terms. The remaining $15.5 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $4.6 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.63%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.9 billion of liabilities is surrenderable without charge. More than 9.58% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $586 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department, of which $271 million was paid during the first three months of 2002.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                               2002              2001
-------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                                    $  9,166         $  10,004
Other interest and dividends                                        5,436             7,169
Insurance premiums                                                  3,364             3,361
Commissions and fees                                                4,032             4,132
Principal transactions                                              1,666             2,325
Asset management and administration fees                            1,320             1,389
Realized gains from sales of investments                               54               451
Other income                                                          856               973
                                                              -----------------------------------
TOTAL REVENUES                                                     25,894            29,804
Interest expense                                                    4,899             9,523
                                                              -----------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                            20,995            20,281
                                                              -----------------------------------

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims expense                            2,789             2,727
Provision for credit losses                                         2,559             1,474
                                                              -----------------------------------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                           5,348             4,201
                                                              -----------------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                             5,090             5,329
Insurance underwriting, acquisition, and operating                    992               999
Restructuring-related items                                            47               132
Other operating                                                     3,683             4,041
                                                              -----------------------------------
TOTAL OPERATING EXPENSES                                            9,812            10,501
                                                              -----------------------------------

GAIN ON SALE OF STOCK BY SUBSIDIARY                                 1,270                 -
                                                              -----------------------------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       7,105             5,579
Provision for income taxes                                          2,198             1,990
Minority interest, net of income taxes                                 17                 9
                                                              -----------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES               4,890             3,580
Cumulative effect of accounting changes                               (47)              (42)
                                                              -----------------------------------
NET INCOME                                                       $  4,843         $   3,538
=================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes            $   0.95         $    0.71
Cumulative effect of accounting changes                             (0.01)            (0.01)
                                                              -----------------------------------
NET INCOME                                                       $   0.94         $    0.70
                                                              ===================================
Weighted average common shares outstanding                        5,110.5           4,984.7
=================================================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes            $   0.94         $    0.70
Cumulative effect of accounting changes                             (0.01)            (0.01)
                                                              -----------------------------------
NET INCOME                                                       $   0.93         $    0.69
                                                              ===================================
Adjusted weighted average common shares outstanding               5,209.8           5,110.0
=================================================================================================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                      MARCH 31,
                                                                                                        2002          December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)          2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                            $    15,984       $    18,515
Deposits at interest with banks                                                                        17,189            19,216
Federal funds sold and securities borrowed or purchased under agreements to resell                    150,605           134,809
Brokerage receivables                                                                                  26,848            35,155
Trading account assets (including $22,977 and $36,351 pledged to creditors at March 31, 2002
  and December 31, 2001, respectively)                                                                145,059           144,904
Investments (including $13,821 and $15,475 pledged to creditors at March 31, 2002
  and December 31, 2001, respectively)                                                                172,085           160,837
Loans, net of unearned income
     Consumer                                                                                         242,463           244,159
     Commercial                                                                                       146,498           147,774
                                                                                                  ----------------------------------
Loans, net of unearned income                                                                         388,961           391,933
     Allowance for credit losses                                                                      (10,520)          (10,088)
                                                                                                  ----------------------------------
Total loans, net                                                                                      378,441           381,845
Goodwill                                                                                               25,506            23,861
Intangible assets                                                                                       8,885             9,003
Reinsurance recoverables                                                                               12,531            12,373
Separate and variable accounts                                                                         25,981            25,569
Other assets                                                                                           78,543            85,363
                                                                                                  ----------------------------------
TOTAL ASSETS                                                                                      $ 1,057,657       $ 1,051,450
====================================================================================================================================

LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                $    21,652       $    23,054
     Interest-bearing deposits in U.S. offices                                                        119,083           110,388
     Non-interest-bearing deposits in offices outside the U.S.                                         18,488            18,779
     Interest-bearing deposits in offices outside the U.S.                                            223,166           222,304
                                                                                                  ----------------------------------
Total deposits                                                                                        382,389           374,525
Federal funds purchased and securities loaned or sold under agreements to repurchase                  165,120           153,511
Brokerage payables                                                                                     25,790            32,891
Trading account liabilities                                                                            81,537            80,543
Contractholder funds and separate and variable accounts                                                49,992            48,932
Insurance policy and claims reserves                                                                   49,840            49,294
Investment banking and brokerage borrowings                                                            17,091            14,804
Short-term borrowings                                                                                  24,805            24,461
Long-term debt                                                                                        117,757           121,631
Other liabilities                                                                                      52,992            62,486
                                                                                                  ----------------------------------
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  --  Parent                              4,326             4,850
                                                                --  Subsidiary                          2,380             2,275
                                                                                                  ----------------------------------
TOTAL LIABILITIES                                                                                     974,019           970,203
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value        1,400             1,525
Common stock ($.01 par value; authorized shares: 15 billion), issued shares  --
  5,477,416,254 AT MARCH 31, 2002 and at December 31, 2001                                                 55                55
Additional paid-in capital                                                                             23,860            23,196
Retained earnings                                                                                      73,798            69,803
Treasury stock, at cost: MARCH 31, 2002  --  312,056,455 shares
  and December 31, 2001  --  328,727,790 shares                                                       (11,194)          (11,099)
Accumulated other changes in equity from nonowner sources                                              (1,770)             (844)
Unearned compensation                                                                                  (2,511)           (1,389)
                                                                                                  ----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             83,638            81,247
                                                                                                  ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 1,057,657       $ 1,051,450
====================================================================================================================================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------
IN MILLIONS OF DOLLARS EXCEPT SHARES IN THOUSANDS                                        2002              2001
----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                          $   1,525         $   1,745
Redemption of preferred stock                                                              (125)                -
Other                                                                                         -                 2
                                                                                    -----------------------------------
Balance, end of period                                                                    1,400             1,747
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                             23,251            16,558
Employee benefit plans                                                                      658               471
Other                                                                                         6                75
                                                                                    ----------------------------------
Balance, end of period                                                                   23,915            17,104
----------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                             69,803            58,862
Net income                                                                                4,843             3,538
Common dividends(1)                                                                        (827)             (711)
Preferred dividends                                                                         (21)              (29)
                                                                                    ----------------------------------
Balance, end of period                                                                   73,798            61,660
----------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                            (11,099)          (10,213)
Issuance of shares pursuant to employee benefit plans                                       733               992
Treasury stock acquired                                                                    (828)           (1,239)
Other                                                                                         -               161
                                                                                    ----------------------------------
Balance, end of period                                                                  (11,194)          (10,299)
----------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                               (844)              123
Cumulative effect of accounting change, net of tax(2)                                         -                25
Net change in unrealized gains and losses on investment securities, net of tax             (588)              147
Net change for cash flow hedges, net of tax                                                  65               (49)
Net change in foreign currency translation adjustment, net of tax                          (403)              (11)
                                                                                    ----------------------------------
Balance, end of period                                                                   (1,770)              235
----------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                             (1,389)             (869)
Net issuance of restricted stock                                                         (1,122)             (919)
                                                                                    ----------------------------------
Balance, end of period                                                                   (2,511)           (1,788)
----------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,165,360 IN 2002
  and 5,033,745 in 2001)                                                                 82,238            66,912
----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            $  83,638         $  68,659
======================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                            $   4,843         $   3,538
Other changes in equity from nonowner sources, net of tax                                  (926)              112
                                                                                    ----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                         $   3,917         $   3,650
======================================================================================================================

(1) Common dividends declared were 16 cents per share in the first quarter of 2002 and 14 cents per share in the first quarter of 2001.
(2)  Refers to the first quarter 2001 adoption of SFAS No. 133.

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                                 2002              2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $   4,843          $  3,538
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of deferred policy acquisition costs and value of insurance in force                    462               445
     Additions to deferred policy acquisition costs                                                      (619)             (605)
     Depreciation and amortization                                                                        376               673
     Provision for credit losses                                                                        2,559             1,474
     Change in trading account assets                                                                    (155)           (4,624)
     Change in trading account liabilities                                                                994              (324)
     Change in federal funds sold and securities borrowed or purchased under agreements to resell     (15,796)          (28,311)
     Change in federal funds purchased and securities loaned or sold under agreements to               11,609            25,614
     repurchase
     Change in brokerage receivables net of brokerage payables                                          1,206            (1,363)
     Change in insurance policy and claims reserves                                                       546               491
     Net gains from sales of investments                                                                  (54)             (451)
     Gain on sale of stock by subsidiary                                                               (1,270)                -
     Venture capital activity                                                                             (44)              339
     Restructuring-related items                                                                           47               132
     Cumulative effect of accounting changes, net of tax                                                   47                42
     Other, net                                                                                        (8,340)           (2,067)
                                                                                                  ----------------------------------
TOTAL ADJUSTMENTS                                                                                      (8,432)           (8,535)
                                                                                                  ----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                  (3,589)           (4,997)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks                                                               2,027            (3,120)
Change in loans                                                                                        (9,218)           (8,135)
Proceeds from sales of loans                                                                           11,548             6,831
Purchases of investments                                                                             (186,257)          (40,769)
Proceeds from sales of investments                                                                    162,924            26,617
Proceeds from maturities of investments                                                                10,776             7,001
Other investments, primarily short-term, net                                                              124               490
Capital expenditures on premises and equipment                                                           (342)             (461)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed               157               483
assets
Business acquisitions                                                                                  (2,071)             (198)
                                                                                                  ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (10,332)          (11,261)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                           (848)             (740)
Issuance of common stock                                                                                  205               428
Redemption of preferred stock                                                                            (125)                -
Issuance of mandatorily redeemable securities of subsidiary trust                                         105                 -
Redemption of mandatorily redeemable securities of parent trust                                          (524)                -
Treasury stock acquired                                                                                  (828)           (1,239)
Stock tendered for payment of withholding taxes                                                          (330)             (272)
Proceeds from sale of stock by subsidiary                                                               4,093                 -
Issuance of long-term debt                                                                              8,842            13,956
Payments and redemptions of long-term debt                                                            (10,726)           (6,728)
Change in deposits                                                                                      7,864            12,699
Change in short-term borrowings and investment banking and brokerage borrowings                         3,078            (3,018)
Contractholder fund deposits                                                                            2,088             2,598
Contractholder fund withdrawals                                                                        (1,503)           (1,485)
                                                                                                  ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              11,391            16,199
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                               (1)             (189)
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                                      (2,531)             (248)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                         18,515            14,621
                                                                                                  ----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                            $  15,984          $ 14,373
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                                                        $   3,312          $    209
Cash paid during the period for interest                                                                5,201             9,117
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                                           263               173
====================================================================================================================================

See Notes to Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2001 Annual Report and Form 10-K.

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

2.   ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, Citigroup adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS No. 142. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets in the Property and Casualty and Global Investment Management and Private Banking businesses.

Net income and earnings per share for the first quarter of 2002 and 2001 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets which are no longer amortized are as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
  IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           2002              2001
-----------------------------------------------------------------------------------------------
  NET INCOME:
    Reported net income                                         $ 4,843           $  3,538
    Goodwill amortization                                             -                109
    Indefinite-lived intangible assets amortization                   -                 11
-----------------------------------------------------------------------------------------------
       Adjusted net income                                      $ 4,843           $  3,658
-----------------------------------------------------------------------------------------------

  BASIC EARNINGS PER SHARE:
    Reported basic earnings per share                           $  0.94           $   0.70
    Goodwill amortization                                             -               0.03
    Indefinite-lived intangible assets amortization                   -                  -
-----------------------------------------------------------------------------------------------
       Adjusted basic earnings per share                        $  0.94           $   0.73
-----------------------------------------------------------------------------------------------

  DILUTED EARNINGS PER SHARE:
    Reported diluted earnings per share                         $  0.93           $   0.69
    Goodwill amortization                                             -               0.02
    Indefinite-lived intangible assets amortization                   -                  -
-----------------------------------------------------------------------------------------------
       Adjusted diluted earnings per share                      $  0.93           $   0.71
===============================================================================================

During the first quarter of 2002, no goodwill was impaired or written off. In February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Consumer segment. In addition, $74 million of goodwill was recorded in the Consumer segment in connection with CitiFinancial Japan's acquisition of the consumer finance business of Taihei Co., Ltd.

The changes in goodwill during the first quarter of 2002 were as follows:

                                                         GLOBAL
                                                       INVESTMENT
                                                     MANAGEMENT AND
                          GLOBAL         GLOBAL          PRIVATE      PROPERTY AND     INVESTMENT       CORPORATE/
IN MILLIONS OF DOLLARS   CONSUMER       CORPORATE        BANKING        CASUALTY       ACTIVITIES         OTHER           TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2002        $ 17,738        $ 3,315          $  234        $  2,574         $   -           $   -          $ 23,861
Goodwill acquired
  during the period         1,144              -               -               -             -               -             1,144
Other(1)                      256            171               -              74             -               -               501
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  MARCH 31, 2002         $ 19,138        $ 3,486          $  234        $  2,648         $   -           $   -          $ 25,506
====================================================================================================================================

(1) Other changes in goodwill includes foreign exchange effects on non-dollar denominated goodwill and certain other reclassifications.

At March 31, 2002, $1,265 million of the Company's acquired intangible assets, including $760 million of asset management and administration contracts, $460 million of trade names and $45 million of other intangible assets, were considered to be indefinite- lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                      MARCH 31, 2002                                December 31, 2001
                                      ----------------------------------------------------------------------------------------------
                                      GROSS CARRYING    ACCUMULATED    NET CARRYING   Gross Carrying   Accumulated    Net Carrying
(IN MILLIONS)                             AMOUNT       AMORTIZATION       AMOUNT          Amount       Amortization      Amount
------------------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships       $  4,084         $ 1,233         $ 2,851        $  4,084         $ 1,136        $ 2,948
Mortgage servicing rights                    2,440           1,126           1,314           2,248           1,075          1,173
Core deposit intangibles                     1,032              74             958             975              38            937
Other customer relationships                 1,310             275           1,035           1,176             249            927
Present value of future profits                622             416             206             587             410            177
Other(1)                                     1,644             388           1,256           3,782             941          2,841
                                      ----------------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS        $ 11,132         $ 3,512         $ 7,620        $ 12,852         $ 3,849        $ 9,003

Indefinite-lived intangible assets                                           1,265                                              -
                                      ----------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                                    $ 8,885                                        $ 9,003
====================================================================================================================================

(1)  Primarily contract-related intangible assets.

The intangible assets recorded during the first quarter of 2002 and their respective amortization periods were as follows:

(IN MILLIONS)                                                FIRST QUARTER                 WEIGHTED-AVERAGE
                                                                 2002                AMORTIZATION PERIOD IN YEARS
------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING RIGHTS                                      $ 141                             15
PRESENT VALUE OF FUTURE PROFITS(1)                                35                             22
OTHER CUSTOMER RELATIONSHIPS                                     137                              6
                                                         ---------------------------------------------------------
Total intangible assets recorded during the period(2)          $ 313
==================================================================================================================

(1) Present value of future profits acquired during the first quarter of 2002 will be amortized on an accelerated basis over 22 years.

(2) There was no significant residual value estimated for the intangible assets recorded during the first quarter of 2002.

Intangible assets amortization expense was $204 million and $202 million for the first three months of 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $690 million for the remainder of 2002, $840 million in 2003, $800 million in 2004, $760 million in 2005, $720 million in 2006, and $660 million in 2007.

DERIVATIVES AND HEDGE ACCOUNTING
On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS No. 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS No. 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions were effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SFAS No. 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, Citigroup adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria as compared to previous generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

The provisions of the new standard are generally to be applied prospectively. The provisions of SFAS No. 144 will affect the timing of discontinued operations treatment for the planned tax-free distribution of Travelers Property Casualty Corp.

3.   BUSINESS DEVELOPMENTS

INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY CORP.

Travelers Property Casualty Corp. (TPC) (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering. Citigroup plans to make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC by year-end 2002, such that following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's outstanding equity securities. Income statement minority interest will be recognized on the initial public offering portion beginning on April 1, 2002.

The distribution is subject to receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC, as well as various other conditions. These other conditions may include receipt of any necessary third-party consents and regulatory approvals, the existence of satisfactory market conditions and the satisfaction of any conditions which may be imposed by the Internal Revenue Service. Citigroup has no obligation to consummate the distribution by the end of 2002 or at all, whether or not these conditions are satisfied.

The distribution of TPC, if it occurs, will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by an amount in excess of $7 billion. Prior to the initial public offering during 2002, TPC paid dividends to Citigroup in the form of notes in the aggregate amount of $5.095 billion.

In connection with the initial public offering, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. A portion of the gain as a result of the offering was deferred to offset any payments arising in connection with this agreement.

Citigroup and TPC are currently reviewing whether Citigroup business units will continue to offer certain TPC products. The two companies plan to enter into an agreement under which Citigroup businesses will provide investment advisory and certain back office services to TPC during a transition period. Ongoing revenues on our remaining ownership in TPC following the distribution are not expected to be significant.

4.   BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments. The Property and Casualty segment was created during the first quarter of 2002 encompassing the property and casualty operations of Travelers Property and Casualty Corp. Prior periods have been reclassified to conform to the current period's presentation.


                                                                                              INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                                                                                EFFECT OF
                                                 TOTAL REVENUES, NET     PROVISION FOR      ACCOUNTING CHANGE
                                                 OF INTEREST EXPENSE      INCOME TAXES           (1)(2)         IDENTIFIABLE ASSETS
                                                 -----------------------------------------------------------------------------------
                                                                         FIRST QUARTER
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE      --------------------------------------------------------------- MAR. 31,   Dec. 31,
ASSETS IN BILLIONS                                  2002      2001       2002       2001      2002       2001      2002       2001
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                   $ 9,199   $ 7,718     $1,003     $  906    $1,934     $1,542    $  344     $  351
Global Corporate                                    6,650     7,480        649        759     1,174      1,376       532        524
Global Investment Management
  and Private Banking                               1,736     1,966        200        212       403        384       102         98
Property and Casualty                               3,168     3,018        109        124       326        342        56         56
Investment Activities                                 146       233         44         70        70        132         9          9
Corporate/Other(3)                                     96      (134)       193        (81)      983       (196)       15         13
                                                 -----------------------------------------------------------------------------------
TOTAL                                             $20,995   $20,281     $2,198     $1,990    $4,890     $3,580    $1,058     $1,051
====================================================================================================================================

(1) The 2002 first quarter results reflect after-tax restructuring-related items of $18 million in Global Consumer, $8 million in Global Corporate, $3 million in Global Investment Management and Private Banking, and $1 million in Property and Casualty. The 2001 first quarter results reflect after-tax restructuring-related items of $12 million in Global Consumer and $68 million in Global Corporate.
(2) Includes pretax provisions for benefits, claims, and credit losses in the Global Consumer results of $2.2 billion and $1.4 billion, in the Global Corporate results of $0.7 billion and $0.3 billion, in the Global Investment Management and Private Banking results of $0.5 billion and $0.7 billion, and in the Property and Casualty results of $2.0 billion and $1.8 billion for the first quarters of 2002 and 2001, respectively. The 2001 first quarter also includes pretax provisions for benefits, claims, and credit losses in the Corporate/Other results of $1 million.
(3) Includes the gain on sale of stock by TPC of $1.270 billion ($1.061 billion after-tax).

5.   INVESTMENTS

                                                                    MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                2002              2001
---------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale, at fair value     $ 150,940         $ 139,344
Equity securities, primarily at fair value                            7,606             7,577
Venture capital, at fair value                                        4,360             4,316
Short-term and other                                                  9,179             9,600
                                                                -----------------------------------
                                                                  $ 172,085         $ 160,837
===================================================================================================

The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2002 and December 31, 2001 were as follows:

                                                                     MARCH 31, 2002                           December 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                                   GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED       FAIR        Amortized       Fair
IN MILLIONS OF DOLLARS                               COST          GAINS        LOSSES         VALUE         Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(1)      $     184        $    -        $    -      $    184      $     26      $     26
                                                 ===================================================================================

FIXED MATURITY SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies             $  34,006        $  272        $  267      $ 34,011      $ 28,614      $ 28,802
U.S. Treasury and Federal agencies                    13,358           181           221        13,318         6,136         6,113
State and municipal                                   17,042           399           156        17,285        16,712        17,001
Foreign government                                    42,886           301           129        43,058        44,942        45,129
U.S. corporate                                        31,527           636           747        31,416        30,097        30,349
Other debt securities                                 11,361           426           119        11,668        11,516        11,924
                                                 -----------------------------------------------------------------------------------
                                                     150,180         2,215         1,639       150,756       138,017       139,318
                                                 -----------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                             $ 150,364        $2,215        $1,639      $150,940      $138,043      $139,344
====================================================================================================================================
EQUITY SECURITIES(2)                               $   7,430        $  399        $  223      $  7,606      $  7,401      $  7,577
====================================================================================================================================

(1)  Recorded at amortized cost.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                                     MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                 2002              2001
----------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                        $  40,641          $ 46,218
State and municipal securities                                         3,527             4,517
Foreign government securities                                         16,251            12,450
Corporate and other debt securities                                   28,055            21,318
Derivative and other contractual commitments(1)                       25,836            29,762
Equity securities                                                     16,407            15,619
Mortgage loans and collateralized mortgage securities                  6,214             6,869
Other                                                                  8,128             8,151
                                                                 -----------------------------------
                                                                   $ 145,059          $144,904
====================================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                 $  56,827          $ 51,815
Derivative and other contractual commitments(1)                       24,710            28,728
                                                                 -----------------------------------
                                                                   $  81,537          $ 80,543
====================================================================================================

(1)  Net of master netting agreements and securitization.

7.   DEBT

Investment banking and brokerage borrowings consisted of the following:

                                         MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                     2002              2001
------------------------------------------------------------------------
Commercial paper                         $ 15,965           $ 13,858
Bank borrowings                               450                565
Other                                         676                381
                                     -----------------------------------
                                         $ 17,091           $ 14,804
========================================================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                 MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                             2002              2001
--------------------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                                $   511           $   481
   Citicorp and Subsidiaries                      12,808            12,215
                                             -----------------------------------
                                                  13,319            12,696
OTHER SHORT-TERM BORROWINGS                       11,486            11,765
                                             -----------------------------------
                                                 $24,805           $24,461
================================================================================

Long-term debt, including its current portion, consisted of the following:

                                                    MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                2002              2001
-----------------------------------------------------------------------------------
Citigroup Inc.                                    $  37,191          $ 34,794
Citicorp and Subsidiaries                            53,151            59,628
Salomon Smith Barney Holdings Inc.                   26,152            26,813
Travelers Insurance Group Holdings Inc.                 380               380
Travelers Property Casualty Corp.                       867                16
Travelers Insurance Company                              16                 -
                                                -----------------------------------
                                                  $ 117,757          $121,631
===================================================================================

8.   RESTRUCTURING-RELATED ITEMS

                                                       RESTRUCTURING INITIATIVES
                                  --------------------------------------------------------------------
IN MILLIONS OF DOLLARS                 2002              2001              2000             Total
------------------------------------------------------------------------------------------------------
Restructuring Charges                   $ 42             $ 448            $ 579            $ 1,069
Acquisitions(1)                            -               112               23                135
Utilization(2)                             -              (367)            (516)              (883)
Changes in estimates                       -               (18)             (29)               (47)
------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002               $ 42             $ 175            $  57            $   274
======================================================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

During the first quarter of 2002, Citigroup recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate operations in Argentina.

During 2001, Citigroup recorded restructuring charges of $448 million. Of the $448 million, $319 million related to the downsizing of certain functions in the Global Corporate and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

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

Through March 31, 2002, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $302 million of severance and other costs (of which $243 million of employee severance and $18 million of leasehold and other exit costs have been paid in cash and $41 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 first quarter was $15 million. Through March 31, 2002, approximately 9,500 gross staff positions have been eliminated under these programs, including approximately 900 in the 2002 first quarter.

During 2000, Citigroup recorded restructuring charges of $579 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $579 million charge, $474 million related to the acquisition of Associates and included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of corporate, middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $579 million charge related to operations in the United States.

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

Through March 31, 2002, the 2000 restructuring reserve utilization included $184 million of asset impairment charges and $332 million of severance and other exit costs (of which $167 million of employee severance and $114 million of leasehold and other exit costs have been paid in cash and $51 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 first quarter was $30 million. Through March 31, 2002, approximately 5,850 staff positions have been eliminated under these programs including approximately 400 in the 2002 first quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $5 million and $22 million were recognized in the first three months of 2002 and 2001, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2001 resulted in the reduction of the reserve for 2001 restructuring initiatives of $18 million during the second quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

Additional information about restructuring-related items, including the business segments affected, may be found in Citigroup's 2001 Annual Report and Form 10-K.

9.   CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2002 are as follows:

                                                                NET UNREALIZED       FOREIGN                          ACCUMULATED
                                                                   GAINS ON          CURRENCY                      OTHER CHANGES IN
                                                                  INVESTMENT       TRANSLATION                        EQUITY FROM
IN MILLIONS OF DOLLARS                                            SECURITIES        ADJUSTMENT    CASH FLOW HEDGES  NONOWNER SOURCES
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                          $  852          $ (1,864)          $  168         $   (844)
Unrealized gains on investment securities, net of tax (1)             (588)                -                -             (588)
Foreign currency translation adjustment, net of tax (2)                  -              (403)               -             (403)
Cash flow hedges, net of tax                                             -                 -               65               65
------------------------------------------------------------------------------------------------------------------------------------
Current period change                                                 (588)             (403)              65             (926)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                             $  264          $ (2,267)          $  233         $ (1,770)
====================================================================================================================================

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.
(2) Includes the $512 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continue, the functional currency of the Argentine branch and subsidiaries has been changed from the U.S. dollar to the Argentine peso.

10.  EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001.

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                                     2002              2001
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 $   4,890         $   3,580
Cumulative effect of accounting changes                                                     (47)              (42)
Preferred dividends                                                                         (21)              (28)
                                                                                    -----------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                                     4,822             3,510
Effect of dilutive securities                                                                 -                 -
                                                                                    -----------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS                               $   4,822         $   3,510
=======================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC EPS                      5,110.5           4,984.7
Effect of dilutive securities:
   Options                                                                                 65.2              95.9
   Restricted stock                                                                        33.0              28.3
   Convertible securities                                                                   1.1               1.1
                                                                                    -----------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO DILUTED EPS           5,209.8           5,110.0
=======================================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes                                 $    0.95         $    0.71
Cumulative effect of accounting changes                                                   (0.01)            (0.01)
                                                                                    -----------------------------------
NET INCOME                                                                            $    0.94         $    0.70
=======================================================================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes                                 $    0.94         $    0.70
Cumulative effect of accounting changes                                                   (0.01)            (0.01)
                                                                                    -----------------------------------
NET INCOME                                                                            $    0.93         $    0.69
=======================================================================================================================

11.  DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2002 and 2001:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------------
IN MILLIONS OF DOLLARS                                                           2002             2001
-------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                                     $ (28)            $  72
Net gain (loss) excluded from assessment of effectiveness                           (5)               47
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                                         5                (3)
Amount excluded from assessment of effectiveness                                     -                 -
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency translation adjustment
  within accumulated other changes in equity from nonowner sources                 (60)              248
-------------------------------------------------------------------------------------------------------------

The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2002 and 2001 can be summarized as follows (net of taxes):

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------
IN MILLIONS OF DOLLARS                                      2002              2001
---------------------------------------------------------------------------------------
BEGINNING BALANCE(1)                                       $ 168             $  (3)
Net gain (loss) from cash flow hedges                        164               (22)
Net amounts reclassified to earnings                         (99)              (27)
                                                     ----------------------------------
ENDING BALANCE                                             $ 233             $ (52)
=======================================================================================

(1) Beginning balance of 2001 results from the cumulative effect of the accounting change for cash-flow hedges.

12.  CONTINGENCIES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued for these claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

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

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                 MAR. 31,          Dec. 31,         Sept. 30,         June 30,          Mar. 31,
IN MILLIONS OF DOLLARS                             2002              2001            2001(1)            2001            2001(1)
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost
  or collateral value)(2)                        $   493           $   699           $   699          $   527           $   528
Other                                              4,006             3,342             2,721            2,102             1,889
                                             ---------------------------------------------------------------------------------------
TOTAL                                            $ 4,499           $ 4,041           $ 3,420          $ 2,629           $ 2,417
====================================================================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                  $ 1,468           $ 1,315           $ 1,089          $ 1,108           $ 1,052
In offices outside the U.S.                        3,031             2,726             2,331            1,521             1,365
                                             ---------------------------------------------------------------------------------------
TOTAL                                            $ 4,499           $ 4,041           $ 3,420          $ 2,629           $ 2,417
====================================================================================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                  $   514           $   551           $   605          $   700           $   740
In offices outside the U.S.                          116               130               143              164               169
                                             ---------------------------------------------------------------------------------------
TOTAL                                            $   630           $   681           $   748          $   864           $   909
====================================================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                  $ 2,428           $ 2,501           $ 2,630          $ 2,480           $ 2,146
In offices outside the U.S.                        2,114             1,733             1,801            1,631             1,658
                                             ---------------------------------------------------------------------------------------
TOTAL                                            $ 4,542           $ 4,234           $ 4,431          $ 4,111           $ 3,804
====================================================================================================================================
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT(3)
In U.S. offices                                  $ 2,101           $ 1,822           $ 1,761          $ 1,694           $ 1,475
In offices outside the U.S.                          716               776               832              433               393
                                             ---------------------------------------------------------------------------------------
TOTAL                                            $ 2,817           $ 2,598           $ 2,593          $ 2,127           $ 1,868
====================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,106 million, $920 million, and $755 million are government-guaranteed student loans and mortgages at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                     MAR. 31,          Dec. 31,         Sept. 30,         June 30,          Mar. 31,
IN MILLIONS OF DOLLARS                 2002            2001(1)           2001(1)          2001(1)           2001(1)
-------------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(2)                            $ 384             $ 393             $ 407            $ 289             $ 268
Commercial(2)                            270               265               301              310               301
Other                                      -                 8                 9                8                 8
                                  ---------------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED          $ 654             $ 666             $ 717            $ 607             $ 577
-------------------------------------------------------------------------------------------------------------------------
OTHER REPOSSESSED ASSETS(3)            $ 381             $ 439             $ 479            $ 409             $ 419
-------------------------------------------------------------------------------------------------------------------------

(1) Reclassified to conform to the current period's presentation.
(2) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(3) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                 1ST QTR.          4th Qtr.          3rd Qtr.         2nd Qtr.          1st Qtr.
IN MILLIONS OF DOLLARS                             2002              2001              2001             2001              2001
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF  PERIOD                        $10,088           $ 9,918            $8,917           $8,957            $8,961
                                             ---------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,876             1,563             1,360            1,196             1,197
Commercial                                           683               698               220              289               277
                                             ---------------------------------------------------------------------------------------
                                                   2,559             2,261             1,580            1,485             1,474
                                             ---------------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                    1,281             1,284             1,041              945               915
In offices outside the U.S.                          615               590               547              462               449
COMMERCIAL
In U.S. offices                                      316               572               303              285               241
In offices outside the U.S.                          243               381                99               84                90
                                             ---------------------------------------------------------------------------------------
                                                   2,455             2,827             1,990            1,776             1,695
                                             ---------------------------------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                      148               144               109               81               101
In offices outside the U.S.                          107               116               102              102                98
COMMERCIAL(1)
In U.S. offices                                       30                94                78               56                35
In offices outside the U.S.                           42                58                41               26                19
                                             ---------------------------------------------------------------------------------------
                                                     327               412               330              265               253
                                             ---------------------------------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                    1,419             1,618             1,157            1,093             1,020
In offices outside the U.S.                          709               797               503              418               422
                                             ---------------------------------------------------------------------------------------
                                                   2,128             2,415             1,660            1,511             1,442
                                             ---------------------------------------------------------------------------------------
Other -- net(2)                                        1               324             1,081              (14)              (36)
                                             ---------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD     $10,520           $10,088            $9,918           $8,917            $8,957
====================================================================================================================================
Net consumer credit losses                       $ 1,641           $ 1,614            $1,377           $1,224            $1,165
As a percentage of average consumer loans           2.76%             2.66%             2.31%            2.19%             2.10%
------------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                     $   487           $   801            $  283           $  287            $  277
As a percentage of average commercial loans         1.38%             2.14%             0.73%            0.82%             0.81%
====================================================================================================================================

(1) Includes amounts received under credit default swaps purchased from third parties.
(2) Includes foreign currency translation effects and the addition of reserves for credit losses related to acquisitions.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Citigroup's Annual Meeting of Stockholders was held on April 16, 2002. At the meeting:

    (1)   17 persons were elected to serve as directors of Citigroup;

    (2) the selection of KPMG LLP to serve as the independent auditors of Citigroup for 2002 was ratified;

    (3)   a stockholder proposal regarding political neutrality was defeated;

    (4) a stockholder proposal regarding an employee and retiree matching gift program was defeated;

    (5) a stockholder proposal regarding the number of candidates for each board position was defeated;

    (6) a stockholder proposal regarding executive pay and predatory lending performance was defeated;

    (7)   a stockholder proposal regarding severance agreements was defeated;
          and

    (8)   a stockholder proposal regarding climate change was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                      FOR              AGAINST/WITHHELD            ABSTAINED           BROKER NON-VOTES
(1) Election of Directors:

NOMINEE
C. Michael Armstrong              4,321,975,511              82,410,050
Alain J.P. Belda                  4,332,599,775              71,785,786
George David                      4,357,747,178              46,638,383
Kenneth T. Derr                   4,331,672,374              72,713,187
John M. Deutch                    4,316,351,715              88,033,846
Alfredo Harp Helu                 4,358,514,951              45,870,610
Roberto Hernandez Ramirez         4,358,379,274              46,006,287
Ann Dibble Jordan                 4,356,172,941              48,212,620
Reuben Mark                       4,332,355,120              72,030,441
Michael T. Masin                  4,359,419,117              44,966,444
Dudley C. Mecum                   4,318,473,762              85,911,799
Richard D. Parsons                4,358,903,248              45,482,313
Andrall E. Pearson                4,357,022,208              47,363,353
Robert E. Rubin                   4,355,005,323              49,380,238
Franklin A. Thomas                4,356,543,961              47,841,600
Sanford I. Weill                  4,357,516,914              46,868,647
Arthur Zankel                     4,356,448,106              47,937,455

(2)  Ratification of Auditors     4,238,397,032             144,216,912           25,022,066

(3)  Approval of Stockholder
     Proposal Regarding             245,218,415           3,018,587,880          300,224,227                840,355,039
     Political Neutrality

(4)  Approval of Stockholder
     Proposal Regarding
     Employee and Retiree
     Matching Gift Program          128,848,835           3,272,927,484          181,446,976                821,162,266

                                         FOR                 AGAINST/WITHHELD             ABSTAINED              BROKER NON-VOTES
(5)  Approval of Stockholder
     Proposal Regarding the
     Number of Candidates for
     each Board Position                146,004,719             3,301,499,107             95,335,130                861,546,605

(6)  Approval of Stockholder
     Proposal Regarding
     Executive Pay and Predatory
     Lending Performance                252,110,742             3,203,939,624            108,103,398                840,231,797

(7)  Approval of Stockholder
     Proposal Regarding
     Severance Agreements             1,646,806,428             1,805,942,544             88,087,540                863,549,049

(8)  Approval of Stockholder
     Proposal Regarding
     Climate Change                     194,341,322             3,055,241,163            314,466,335                840,336,741

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

See Exhibit Index.

(b)      Reports on Form 8-K

On January 18, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 2001, and certain other selected financial data.

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

On March 22, 2002, the Company filed a Current Report on Form 8-K, dated March 21, 2002, filing as an exhibit under Item 7 thereof the Historical Annual Supplement of Citigroup Inc. and subsidiaries.

No other reports on Form 8-K were filed during the first quarter of 2002;
however,

On April 16, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 2002, and certain other selected financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 2002.

                                 CITIGROUP INC.
                                  (Registrant)


                             By   /s/Todd S. Thomson
                                  ------------------
                                     Todd S. Thomson
                                     Chief Financial Officer
                                     Principal Financial Officer

         By   /s/Irwin R. Ettinger              By   /s/William P. Hannon
              --------------------                   --------------------
                 Irwin R. Ettinger                      William P. Hannon
                 Principal Accounting Officer           Controller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
3.01.1            Restated Certificate of Incorporation of Citigroup Inc. (the
                  Company), incorporated by reference to Exhibit 4.01 to the
                  Company's Registration Statement on Form S-3 filed December
                  15, 1998 (No. 333-68949).

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

3.01.5            Certificate of Designation of 6.767% Cumulative Preferred
                  Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File 1-9924).

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