Form 10-K/A
period 2001-12-31
CITIGROUP INC
filed 2002-06-28
CIK 831001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 4, 2002 was approximately $227 billion.

Certain information has been incorporated by reference as described herein into
Part III of this annual report from Citigroup's 2002 Proxy Statement.

                                EXPLANATORY NOTE

This Form 10-K/A-1 is being filed to include as exhibits to the Form 10-K financial statements for the Citigroup 401(k) Plan (formerly the Travelers Group 401(k) Savings Plan) and the Citibuilder 401(k) Plan for Puerto Rico pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

No other reports on Form 8-K were filed during the 2001 fourth quarter; however, on January 18, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 2001, and certain other selected financial data. On February 22, 2002, the Company filed a Current Report on Form 8-K, dated February 13, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 13, 2002, and the Form of Note relating to the offer and sale of the Company's 6.00% Notes due February 21, 2012. On March 7, 2002, the Company filed a Current Report on Form 8-K, dated February 27, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 27, 2002, and the Form of Note relating to the offer and sale of the Company's 5.00% Notes due March 6, 2007.

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

10.01*   Amended and Restated Employment Agreement, dated as of November 16,
         2001, between the Company and Sanford I. Weill.

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

10.17.2* Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company's 1999 10-K.

10.17.3* Amendment to the Citicorp Deferred Compensation Plan (effective as of
         September 28, 2001).

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

10.22.2* Amendment to the Citicorp Directors' Deferred Compensation Plan
         (effective as of December 31, 2001).

10.23.1* Letter Agreement, dated as of October 26, 1999 (the "Letter
         Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company's 1999 10-K.

10.23.2* Amendment to the Letter Agreement, dated as of February 6, 2002, between the Company and Robert E. Rubin.

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

24.01    Powers of Attorney.

99.01    List of Securities Registered Pursuant to Section 12(b) of the
         Securities Exchange Act of 1934.

99.02+   2001 Financial Statements of the Citigroup 401(k) Plan (formerly the
         Travelers Group 401(k) Savings Plan).

99.03+   2001 Financial Statements of the Citibuilder 401(k) Plan for Puerto
         Rico.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2002.

                                           CITIGROUP INC.
                                           (Registrant)


                                           By:  /s/ Michael E. Schlein
                                                --------------------------------
                                                Michael E. Schlein
                                                Head of Global Corporate Affairs
                                                and Human Resources