Form 10-Q
period 2002-06-30
CITIGROUP INC
filed 2002-08-07
CIK 831001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

          Common stock outstanding as of July 31, 2002: 5,060,938,138

                   AVAILABLE ON THE WEB AT WWW.CITIGROUP.COM

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CITIGROUP INC.
                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                        Part I - Financial Information

Item 1.  Financial Statements:

         Consolidated Statement of Income (Unaudited)--Three and Six
           Months Ended June 30, 2002 and 2001.......................       50

         Consolidated Statement of Financial Position--June 30, 2002
           (Unaudited) and December 31, 2001.........................       51

         Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited)--Six Months Ended June 30, 2002 and 2001......       52

         Consolidated Statement of Cash Flows (Unaudited)--Six Months
           Ended June 30, 2002 and 2001..............................       53

         Notes to Consolidated Financial Statements (Unaudited)......       54

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   5 - 49

Item 3.  Quantitative and Qualitative Disclosures About Market         38 - 40
           Risk......................................................       63

                          Part II--Other Information

Item 1.  Legal Proceedings...........................................       69

Item 2.  Changes in Securities and Use of Proceeds...................       70

Item 4.  Submission of Matters to a Vote of Security Holders.........       70

Item 6.  Exhibits and Reports on Form 8-K............................       70

Signatures...........................................................       72

Exhibit Index........................................................       73

CITIGROUP INC. AND SUBSIDIARIES

THE COMPANY

    Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers with some 200 million customer accounts in over 100 countries and territories.

    The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management, Proprietary Investment Activities, Corporate/Other, and Property and Casualty segments.

    The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within Citigroup's 2001 Annual Report and Form 10-K. Additional information is available on the Company's web site at (http://www.citigroup.com).

BUSINESS SEGMENT PRESENTATION AND OPERATING UNIT FORMAT

    Citigroup's internal management reporting was realigned to follow its recently-announced organizational changes; Citigroup has modified the Company's financial reporting format to be consistent with this internal reporting. These modifications are intended to simplify disclosure by emphasizing global products, while providing a regional breakdown of the businesses. All prior periods have been reclassified to conform to the current period's presentation.

PRODUCT DISCLOSURE

    Financial disclosure is organized by segments along product lines:

       GLOBAL CONSUMER--CARDS, CONSUMER FINANCE, and RETAIL BANKING. GLOBAL CORPORATE AND INVESTMENT BANK--CAPITAL MARKETS AND BANKING, PRIVATE CLIENT, and TRANSACTION SERVICES.
       GLOBAL INVESTMENT MANAGEMENT--LIFE INSURANCE AND ANNUITIES, PRIVATE BANKING, and ASSET MANAGEMENT.
       PROPERTY AND CASUALTY
       PROPRIETARY INVESTMENT ACTIVITIES
       CORPORATE/OTHER

REGIONAL DISCLOSURE

    Supporting this product structure is disclosure of Citigroup's net income by region, including:

       NORTH AMERICA (EXCLUDING MEXICO)
       MEXICO
       WESTERN EUROPE
       JAPAN
       LATIN AMERICA
       ASIA (EXCLUDING JAPAN)
       CENTRAL AND EASTERN EUROPE, MIDDLE EAST AND AFRICA (CEEMEA)

    Net income for each region is disclosed by Global Consumer, Global Corporate and Investment Bank, and Global Investment Management. Net income for Property and Casualty and Corporate/ Other is primarily derived from North America (excluding Mexico). Proprietary Investment Activities is centrally managed and not allocated to any region. Net income by region is fully reflected in the product disclosures described above.

    The following changes to the format have impacted individual lines of business as follows:

    - Mexico, formerly reported in its entirety within the Global Consumer segment, has been apportioned to each of Citigroup's product groups.

    - Emerging Markets Retirement Services, previously included in Emerging Markets Consumer Banking, is now reported as part of ASSET MANAGEMENT within Global Investment Management.

    - Emerging Markets Corporate Banking is now reported as part of CAPITAL MARKETS AND BANKING product group within the Global Corporate and Investment Bank.

    - International Insurance Manufacturing, previously reported in Global Consumer, is now reported as part of LIFE INSURANCE AND ANNUITIES within Global Investment Management.

    The following provides details on the lines of business included within each global segment.

GLOBAL CONSUMER

    Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, ALMs (Automated Lending Machines) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small proprietorships.

    CARDS provides MasterCard, VISA and private label credit and charge cards issued to customers in 47 countries around the world. North America Cards includes the operations of CitiCards, the company's primary brand in North America, as well as Diners Club N.A. and Mexico Cards. International Cards provides credit and charge cards to customers in Western Europe, Japan, Asia, CEEMEA, and Latin America.

    CONSUMER FINANCE provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of June 30, 2002, North America Consumer Finance maintained 2,410 offices, including 2,199 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,198 offices, including 940 in Japan. Japan also maintained 587 ALMs at June 30, 2002. CONSUMER FINANCE offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. CONSUMER FINANCE customers.

    RETAIL BANKING provides banking, lending, and investment and insurance services to customers through retail branches and electronic delivery systems. In North America, RETAIL BANKING includes the operations of Citibanking North America, Consumer Assets, Primerica Financial Services (Primerica) and Mexico Retail Banking. Citibanking North America delivers banking, lending, and investment and insurance services through 459 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of LIFE INSURANCE AND ANNUITIES. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in Western Europe, Japan, Asia, CEEMEA and Latin America.

GLOBAL CORPORATE AND INVESTMENT BANK

    The Global Corporate and Investment Bank provides corporations, governments, institutions and investors in over 100 countries and territories with a broad range of financial products and services, including investment advice, financial planning and retail brokerage services, as well as banking and financial services. The Global Corporate and Investment Bank includes CAPITAL MARKETS AND BANKING, PRIVATE CLIENT and TRANSACTION SERVICES.

    CAPITAL MARKETS AND BANKING offers a wide array of investment banking and commercial banking services and products in over 100 countries, including the underwriting and distribution of fixed income and equity securities for U.S. and multinational corporations and for state, local and other governmental and government-sponsored authorities. In addition, CAPITAL MARKETS AND BANKING also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major U.S. and international exchanges on behalf of customers and for its own account. CAPITAL MARKETS AND BANKING is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities. CAPITAL MARKETS AND BANKING also provides loans, leasing and equipment finance. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, CitiCapital and Lending.

    PRIVATE CLIENT provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations by leveraging a network of 12,808 Smith Barney Financial Consultants in more than 500 offices worldwide. A significant portion of PRIVATE CLIENT'S revenues is generated from the commissions earned as a broker for its clients in the purchase and sale of securities. PRIVATE CLIENT generates additional revenue by financing customers' securities transactions through secured margin lending. PRIVATE CLIENT also receives commissions and other sales and service revenues through the sale of proprietary mutual funds and third-party mutual funds.

    TRANSACTION SERVICES is composed of e-Business and Global Securities Services (GSS). e-Business provides comprehensive cash management, trade finance and e-commerce services for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers and depository and agency and trust services to multinational corporations and governments globally.

GLOBAL INVESTMENT MANAGEMENT

    GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANKING and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth and retail clients.

    LIFE INSURANCE AND ANNUITIES includes Travelers Life and Annuity and International Insurance Manufacturing. These businesses offer individual annuity, group annuity, individual life insurance and corporate owned life insurance (COLI) products. The individual products include fixed and variable deferred annuities, payout annuities, and term and universal life insurance. These products are primarily distributed through Citigroup businesses, a nationwide network of independent agents and unaffiliated broker dealers. The COLI product is a variable universal life product distributed through independent specialty brokers. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries. The International Insurance Manufacturing business primarily has operations in Latin America, Mexico, Western Europe and Asia.

    PRIVATE BANKING provides personalized wealth management services for high net worth clients through 90 offices in 29 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, PRIVATE BANKING leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services tailored to the way they create and manage their wealth and lifestyles in today's economy.

    ASSET MANAGEMENT includes Smith Barney Asset Management, Salomon Brothers Asset Management, and Citibank Asset Management along with the pension administration businesses of Global Retirement Services. Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup, through ASSET MANAGEMENT'S own sales force or through independent sources.

PROPRIETARY INVESTMENT ACTIVITIES

    PROPRIETARY INVESTMENT ACTIVITIES comprises Citigroup's venture capital activities, realized investment gains (losses) from sales or write-downs of certain insurance-related investments (excludes gains/losses relating to the Property and Casualty segment), results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and, since August 2001, the Banamex investment portfolio.

CORPORATE/OTHER

    CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses, and the gain on the sale of stock by a subsidiary relating to the Travelers Property Casualty Corp. (TPC) initial public offering
(IPO) in the 2002 first quarter.

PROPERTY AND CASUALTY

    PROPERTY AND CASUALTY primarily reflects the operations of TPC including the results of its Personal Lines business, Commercial Lines business, Realized Investment Portfolio Gains (Losses), and Interest and Other.

    PERSONAL LINES had approximately 5.5 million policies in force at June 30, 2002. The primary coverages are personal automobile and homeowners insurance sold to individuals, which are distributed through approximately 7,600 independent agencies located throughout the United States. Personal Lines also uses additional distribution channels, including sponsoring organizations such as employers' and consumer associations, and joint marketing arrangements with other insurers.

    COMMERCIAL LINES offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 6,300 brokers and independent agencies located throughout the United States. TPC is the third largest writer of commercial lines insurance in the U.S. based on 2001 direct written premiums published by A.M. Best Company. Commercial Lines is organized into five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address clients' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; Bond, providing specialty products which include surety bonds and executive liability; and Gulf, providing a variety of specialty coverages. Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by TPC's Special Liability Group, a separate unit staffed by dedicated legal, claim, finance, and engineering professionals.

    REALIZED INVESTMENT PORTFOLIO GAINS (LOSSES) comprises Property and Casualty's realized investment gains (losses) on sales and write-downs of investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

ACQUISITION OF GOLDEN STATE BANCORP

    On May 21, 2002, Citigroup announced that it will acquire Golden State Bancorp (Golden State) in a transaction in which Citigroup will pay approximately $16.40 in cash and .5234 Citigroup shares for each share of Golden State delivered at closing, subject to certain adjustments. Golden State stockholders will be entitled to elect to receive the merger consideration in shares of Citigroup common stock or cash, subject to certain limitations. Based on the average prices for the four trading days ended May 23, 2002, the total transaction value is approximately $5.8 billion.

    Golden State is the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of June 30, 2002, it had $24 billion in deposits, $52 billion in assets and 355 branches in California and Nevada.

    The transaction is expected to close in the third quarter of 2002. It is subject to a number of regulatory approvals and the approval of Golden State stockholders.

IMPACT FROM WORLDCOM

    As a result of WorldCom's announced financial problems, Citigroup's results were reduced by $275 million after-tax. These charges consisted of writedowns of WorldCom bonds held in Citigroup's insurance investment portfolio, and losses in credit and trading-related losses primarily in the Global Corporate and Investment Bank.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

FIRST QUARTER 2002

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

    To reflect the impact of economic events in Argentina, Citigroup recorded a total of $858 million net in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from the compensation instruments the Argentine government has committed to issue. In addition, the impact of the devaluation of the peso during the first quarter produced foreign currency translation losses that reduced Citigroup's equity by $512 million, net of tax.

SECOND QUARTER 2002

    During the second quarter of 2002, Argentina continued to experience severe recessionary conditions, high inflation and political uncertainty. As a result of these conditions, Citigroup recorded a total of $84 million net in pretax charges in the 2002 second quarter, as follows: a $76 million loss relating to Amparos (representing judicial orders requiring previously dollar denominated deposits to be repaid at market exchange rates); a net loss of $5 million relating to CER adjustments (representing inflation-indexed interest accruals to be paid to depositors and received on certain loans); Proprietary Investment Activities' impairment charges of $53 million; and reductions in the Company's consumer loan loss reserve of $50 million resulting from the declining size of the consumer loan portfolio due to the devaluation of the Argentine peso. In addition, the impact of the devaluation of the peso since April 1, 2002 resulted in foreign currency translation losses that reduced Citigroup's equity by $77 million, net of tax.

    As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our commercial borrowers, and we will continue to assess government announcements and actions with respect to the compensation instruments the government has committed to issue to the banks. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY
  CORP.

    TPC (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering.

    On August 1, 2002, Citigroup announced that it will make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC on or about August 20, 2002. Following the distribution, Citigroup will remain a holder of approximately 9.9% of TPC's outstanding equity securities. Income statement minority interest was recognized on the initial public offering portion beginning on April 1, 2002. The distribution will be tax-free to Citigroup, its stockholders and TPC.

    The distribution of TPC will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by approximately
$7 billion. Prior to the initial public offering during 2002, TPC paid dividends to Citigroup in the form of notes in the aggregate amount of $5.095 billion.

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

    On January 1, 2002, when the rules became effective for calendar year companies, Citigroup adopted the remaining provisions of SFAS No. 142. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. During the three and six months ended June 30, 2001, the after-tax amortization expense related to goodwill and indefinite-lived intangible assets which are no longer amortized was as follows:

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001       JUNE 30, 2001
                                                             ------------------   ----------------
IN MILLIONS OF DOLLARS
GLOBAL CONSUMER
CARDS......................................................         $  6                $ 12
CONSUMER FINANCE...........................................           32                  64
RETAIL BANKING.............................................           11                  22
Other......................................................            4                   7
                                                                    ----                ----
  TOTAL GLOBAL CONSUMER....................................           53                 105
                                                                    ----                ----
GLOBAL CORPORATE AND INVESTMENT BANK
CAPITAL MARKETS AND BANKING................................           26                  51
PRIVATE CLIENT.............................................           --                  --
TRANSACTION SERVICES.......................................            3                   6
Other......................................................           --                  --
                                                                    ----                ----
  TOTAL GLOBAL CORPORATE AND INVESTMENT BANK...............           29                  57
                                                                    ----                ----
GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES...............................           --                  --
PRIVATE BANKING............................................           --                  --
ASSET MANAGEMENT...........................................           15                  30
                                                                    ----                ----
  TOTAL GLOBAL INVESTMENT MANAGEMENT.......................           15                  30
                                                                    ----                ----
PROPRIETARY INVESTMENT ACTIVITIES..........................           --                  --
                                                                    ----                ----
CORPORATE/OTHER............................................            5                  10
                                                                    ----                ----
PROPERTY AND CASUALTY
Personal Lines.............................................            5                  10
Commercial Lines...........................................           15                  30
Realized Insurance Investment Portfolio Gains (Losses).....           --                  --
Interest and Other.........................................           --                  --
                                                                    ----                ----
  TOTAL PROPERTY AND CASUALTY..............................           20                  40
                                                                    ----                ----
TOTAL AFTER-TAX AMORTIZATION EXPENSE.......................         $122                $242
                                                                    ====                ====

    The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets. There was no impairment of goodwill upon adoption of SFAS No. 142. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets. See Note 2 to Unaudited Consolidated Financial Statements for additional information about this accounting change.

ADOPTION OF EITF 99-20

    During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $116 million after-tax, recorded as a charge to earnings, and an increase of $93 million included in stockholders' equity from non-owner sources.

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

BUSINESS FOCUS

    The following tables show the net income (loss) for Citigroup's businesses both on a Product View and on a Regional View:

                                                                 THREE MONTHS        SIX MONTHS ENDED
                                                                ENDED JUNE 30,           JUNE 30,
CITIGROUP NET INCOME -- PRODUCT VIEW                          -------------------   -------------------
IN MILLIONS OF DOLLARS                                          2002     2001(1)      2002     2001(1)
------------------------------------------------------------  --------   --------   --------   --------
GLOBAL CONSUMER
  CARDS.....................................................   $  756     $  552     $1,352     $1,138
  CONSUMER FINANCE..........................................      565        476      1,098        865
  RETAIL BANKING............................................      754        562      1,473      1,125
  Other.....................................................      (45)       (37)       (92)       (82)
                                                               ------     ------     ------     ------
  TOTAL GLOBAL CONSUMER.....................................    2,030      1,553      3,831      3,046
                                                               ------     ------     ------     ------
GLOBAL CORPORATE AND INVESTMENT BANK
  CAPITAL MARKETS AND BANKING...............................    1,074        985      2,096      2,119
  PRIVATE CLIENT............................................      204        201        401        396
  TRANSACTION SERVICES......................................      204        103        285        194
  Other.....................................................      (33)        35        (55)        23
                                                               ------     ------     ------     ------
  TOTAL GLOBAL CORPORATE AND INVESTMENT BANK................    1,449      1,324      2,727      2,732
                                                               ------     ------     ------     ------
GLOBAL INVESTMENT MANAGEMENT
  LIFE INSURANCE AND ANNUITIES..............................      255        236        459        451
  PRIVATE BANKING...........................................      113         88        223        183
  ASSET MANAGEMENT..........................................      137         81        255        172
                                                               ------     ------     ------     ------
  TOTAL GLOBAL INVESTMENT MANAGEMENT........................      505        405        937        806
                                                               ------     ------     ------     ------
PROPRIETARY INVESTMENT ACTIVITIES(2)........................     (190)       208       (139)       214
CORPORATE/OTHER(3) (4)......................................       35       (295)       971       (533)
PROPERTY AND CASUALTY
Personal Lines..............................................       53         45        123        140
Commercial Lines............................................      239        302        517        598
Realized Insurance Investment Portfolio Gains (Losses)......      (18)        32          1        157
Interest and Other..........................................      (19)       (38)       (41)       (86)
                                                               ------     ------     ------     ------
  TOTAL PROPERTY AND CASUALTY...............................      255        341        600        809
                                                               ------     ------     ------     ------
TOTAL NET INCOME............................................   $4,084     $3,536     $8,927     $7,074
                                                               ======     ======     ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Includes Realized Insurance Investment Portfolio Gains (Losses) primarily from the LIFE INSURANCE AND ANNUITIES, and Primerica businesses.

(3) Includes the following cumulative effect of accounting changes: 2002 first quarter adoption of the remaining provisions of SFAS No. 142, 2001 first quarter adoption of SFAS No. 133 and the 2001 second quarter adoption of EITF 99-20. See Note 2 to Unaudited Consolidated Financial Statements.

(4) TPC sold 231 million shares of its class A common stock at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering. See
    Note 3 to Unaudited Consolidated Financial Statements.

BUSINESS FOCUS

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
CITIGROUP NET INCOME -- REGIONAL VIEW(1)                      -------------------   -------------------
IN MILLIONS OF DOLLARS                                          2002     2001(2)      2002     2001(2)
------------------------------------------------------------  --------   --------   --------   --------
NORTH AMERICA (EXCLUDING MEXICO)
  Consumer..................................................   $1,308     $1,038     $2,523     $2,031
  Corporate.................................................      779        734      1,686      1,410
  Investment Management.....................................      352        352        709        679
                                                               ------     ------     ------     ------
    TOTAL NORTH AMERICA (EXCLUDING MEXICO)..................    2,439      2,124      4,918      4,120
                                                               ------     ------     ------     ------
MEXICO(3)
  Consumer..................................................      179        (13)       321        (27)
  Corporate.................................................       45         22        143         41
  Investment Management.....................................       70         10        118         17
                                                               ------     ------     ------     ------
    TOTAL MEXICO............................................      294         19        582         31
                                                               ------     ------     ------     ------
WESTERN EUROPE
  Consumer..................................................      141         96        275        200
  Corporate.................................................      115        102        159        279
  Investment Management.....................................        3         (1)        (4)        --
                                                               ------     ------     ------     ------
    TOTAL WESTERN EUROPE....................................      259        197        430        479
                                                               ------     ------     ------     ------
JAPAN
  Consumer..................................................      258        236        498        441
  Corporate.................................................       (3)         3         20         99
  Investment Management.....................................       16          6         32         14
                                                               ------     ------     ------     ------
    TOTAL JAPAN.............................................      271        245        550        554
                                                               ------     ------     ------     ------
ASIA (EXCLUDING JAPAN)
  Consumer..................................................      146        141        291        283
  Corporate.................................................      185        213        360        341
  Investment Management.....................................       28         14         55         41
                                                               ------     ------     ------     ------
    TOTAL ASIA..............................................      359        368        706        665
                                                               ------     ------     ------     ------
LATIN AMERICA
  Consumer..................................................      (28)        36       (128)        85
  Corporate.................................................      187        150         87        311
  Investment Management.....................................       31         16         18         39
                                                               ------     ------     ------     ------
    TOTAL LATIN AMERICA.....................................      190        202        (23)       435
                                                               ------     ------     ------     ------
CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA
  Consumer..................................................       26         19         51         33
  Corporate.................................................      141        100        272        251
  Investment Management.....................................        5          8          9         16
                                                               ------     ------     ------     ------
    TOTAL CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA....      172        127        332        300
                                                               ------     ------     ------     ------
PROPRIETARY INVESTMENT ACTIVITIES...........................     (190)       208       (139)       214
CORPORATE/OTHER(4) (5) (6)..................................       35       (295)       971       (533)
PROPERTY AND CASUALTY(6)
  Personal Lines............................................       53         45        123        140
  Commercial Lines..........................................      239        302        517        598
  Realized Insurance Investment Portfolio Gains (Losses)....      (18)        32          1        157
  Interest and Other........................................      (19)       (38)       (41)       (86)
                                                               ------     ------     ------     ------
    TOTAL PROPERTY AND CASUALTY.............................      255        341        600        809
                                                               ------     ------     ------     ------
TOTAL NET INCOME............................................   $4,084     $3,536     $8,927     $7,074
                                                               ======     ======     ======     ======

--------------------------
(1) Proprietary Investment Activities is centrally managed and not allocated to any region.

(2) Reclassified to conform to the current period's presentation.

(3) Mexico's results include the operations of Banamex from August 2001 forward.

(4) Includes cumulative effect of accounting changes. See Note 2 to Unaudited Consolidated Financial Statements.

(5) TPC sold 231 million shares of its class A common stock at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering. See
    Note 3 to Unaudited Consolidated Financial Statements.

(6) Operations of Property and Casualty, and Corporate/Other are not allocated to any region; however, they are primarily concentrated within North America (excluding Mexico).

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA               2002       2001       2002       2001
---------------------------------------------             --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE(1)....................  $21,273    $19,385    $ 42,268   $39,666
Operating expenses......................................    9,897      9,592      19,709    20,093
Benefits, claims, and credit losses(1)..................    5,076      4,166      10,424     8,367
Gain on sale of stock by subsidiary.....................       --         --       1,270        --
                                                          -------    -------    --------   -------
INCOME BEFORE TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES..........................    6,300      5,627      13,405    11,206
Income taxes............................................    2,121      1,960       4,319     3,950
Minority interest, net of income taxes..................       95         15         112        24
                                                          -------    -------    --------   -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES...    4,084      3,652       8,974     7,232
Cumulative effect of accounting changes.................       --       (116)        (47)     (158)
                                                          -------    -------    --------   -------
NET INCOME..............................................  $ 4,084    $ 3,536    $  8,927   $ 7,074
                                                          =======    =======    ========   =======
EARNINGS PER SHARE:
  BASIC.................................................  $  0.80    $  0.70    $   1.74   $  1.41
  DILUTED...............................................  $  0.78    $  0.69    $   1.71   $  1.37
Return on Common Equity.................................     19.5%      20.9%       21.7%     21.3%
Total Assets (in billions)..............................                        $1,082.6   $ 953.4
Total Equity (in billions)..............................                        $   85.7   $  70.5
Tier 1 Capital..........................................                            9.20%     8.82%
Total Capital Ratio.....................................                           11.75%    11.49%
                                                          =======    =======    ========   =======

------------------------

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, revenues and benefits, claims, and credit losses would have been increased by $1.081 billion and $2.102 billion in the 2002 second quarter and six months and increased $930 million and $1.696 billion in the comparable 2001 periods. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of the volumes in the credit card business. Net Income on a managed basis is equal to GAAP Net Income.

INCOME AND EARNINGS PER SHARE

    Citigroup reported net income of $4.084 billion or $0.78 per diluted share in the 2002 second quarter, up 15% and 13% from $3.536 billion or $0.69 per diluted share in the 2001 second quarter. Net income in the 2002 second quarter included an after-tax benefit of $25 million for restructuring-related items. Net income in the 2001 second quarter included an after-tax charge of $133 million (or $0.03 per diluted share) for restructuring-related items and an after-tax charge of $116 million (or $0.02 per diluted share), reflecting the cumulative effect of adopting EITF 99-20 (as described in Notes 2 and 8 of Notes to Unaudited Consolidated Financial Statements). Return on common equity was 19.5% compared to 20.9% a year ago.

    Net income for the 2002 six months of $8.927 billion or $1.71 per diluted share was up 26% and 25% from $7.074 billion or $1.37 per diluted share in the 2001 six months. Net income in the 2002 six months included an after-tax gain of $1.061 billion (or $0.20 per diluted share) on the sale of TPC's stock offering and an after-tax charge of $47 million (or $0.01 per diluted share), reflecting the cumulative effect of adopting the remaining provisions of SFAS No. 142 (as described in Notes 2, 3 and 8 of Notes to Unaudited Consolidated Financial Statements).

    Net income in the 2001 six months included an after-tax charge of $213 million (or $0.04 per diluted share) for restructuring-related items and an after-tax charge of $158 million (or $0.03 per diluted share), reflecting the cumulative effect of adopting SFAS No. 133 and EITF 99-20 (as described in Notes 2 and 8 of Notes to Unaudited Consolidated Financial Statements). Return on common equity was 21.7% and 21.3% in the six months of 2002 and 2001, respectively.

    Global Consumer net income increased $477 million or 31% and $785 million or 26% in the 2002 second quarter and six months compared to the 2001 periods. Global Corporate and Investment Bank (GCIB) increased $125 million or 9% from the 2001 second quarter and was essentially flat in the six-month comparison. Global Investment Management grew $100 million or 25% and $131 million or 16% from the respective 2001 periods, while Proprietary Investment Activities decreased $398 million and $353 million from the 2001 second quarter and six-month periods. See individual segment and product discussions on pages
13 - 37 for additional discussion and analysis of the Company's results and operations.

REVENUES, NET OF INTEREST EXPENSE

    Total revenues, net of interest expense, of $21.3 billion and $42.3 billion in the 2002 second quarter and six months were up $1.9 billion or 10% and $2.6 billion or 7%, respectively, from the 2001 periods. Global Consumer revenues were up $1.3 billion or 17% in the 2002 second quarter to $8.9 billion, and were up $2.6 billion or 17% in the 2002 six months to $17.7 billion. Increases in RETAIL BANKING revenues of $639 million or 25% and $1.5 billion or 29% from the 2001 second quarter and six months, respectively, were due to the impact of acquisitions, combined with growth primarily in Citibanking North America and Consumer Assets. Compared to the 2001 periods, CARDS was up $486 million or 18% in the 2002 second quarter and $748 million or 13% in the 2002 six months, while CONSUMER FINANCE experienced growth of $234 million or 11% in the 2002 second quarter and $394 million or 9% in the 2002 six months. Both businesses experienced improved spreads and strong growth in receivables.

    Compared to the 2001 periods, GCIB revenues were up $333 million or 5% in the 2002 second quarter and were down $381 million or 3% in the 2002 six months, driven by CAPITAL MARKETS AND BANKING, up $356 million or 9% in the 2002 second quarter but down $185 million or 2% in the 2002 six-month period. CAPITAL MARKETS AND BANKING growth in the 2002 second quarter reflected increases in Fixed Income and Sales & Trading while the declines in the six months were due to strong results in the 2001 first quarter and Argentina redenomination losses in the 2002 first quarter.

    Global Investment Management revenues of $2.2 billion in the 2002 second quarter and $4.1 billion in the 2002 six months were up $284 million or 15% and $150 million or 4% from the comparable 2001 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the six-month comparison. Revenues in Proprietary Investment Activities decreased
$565 million and $489 million from the 2001 second quarter and six months, respectively, primarily reflecting lower venture capital results and higher impairment write-downs.

    Citigroup securitizes credit card receivables as part of the management of its funding and liquidity needs. After securitization of the receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the special purpose entity trusts set up to facilitate securitization activities. See Note 12 of Notes to Unaudited Consolidated Financial Statements. The Company manages the receivables securitized as if the receivables had neither been held for securitization nor sold (managed basis). On a managed basis, including securitized receivables, both revenues and provisions for benefits, claims, and credit losses would have increased by $1.081 billion and $2.102 billion in the 2002 second quarter and six months and increased by $930 million and $1.696 billion in the comparable 2001 periods. Total managed revenues were $22.4 billion in the 2002 second quarter and $44.4 billion in the 2002 six months, up $2.0 billion or 10% and $3.0 billion or 7% from the comparable 2001 periods. Net income on a managed basis is equal to GAAP net income.

SELECTED REVENUE ITEMS

    Net interest revenue rose $1.5 billion or 18% from the 2001 second quarter to $9.8 billion and increased $3.6 billion or 22% from the 2001 six months to $19.5 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total commissions, asset management and administration fees of $5.6 billion were up $507 million or 10% from the 2001 second quarter, primarily as a result of volume-related growth in customer activities. Insurance premiums of $3.7 billion and $7.1 billion in the 2002 second quarter and six months were up $471 million or 15%, and $474 million or 7%, respectively, from the 2001 periods, reflecting strong growth in Personal Lines and Commercial Lines.

    Principal transactions revenues of $1.1 billion and $2.8 billion for the 2002 second quarter and six months were down $318 million or 22% from the 2001 second quarter and $977 million or 26% from the 2001 six-month period, reflecting declines in Global Equities, and Fixed Income, whose declines were offset by growth in net interest revenue. Realized gains (losses) from sales of investments were down $272 million from the 2001 second quarter and $669 million from the 2001 six-months, resulting primarily from the Company's insurance investment portfolio. Other income as shown in the Consolidated Statements of Income of $1.3 billion in the 2002 second quarter decreased
$25 million from the year-ago quarter, and was down $142 million from the 2001 six months, primarily reflecting venture capital activity and increased credit losses on securitized credit card receivables.

OPERATING EXPENSES

    Operating expenses of $9.9 billion and $19.7 billion in the 2002 second quarter and six months, respectively, were up $305 million or 3% in the 2002 second quarter and down $384 million or 2% in the 2002 six months, compared to year-ago levels. The change in expenses reflects the impact of acquisitions which was offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 second quarter due to the adoption of SFAS No. 141 and SFAS
No. 142, which reduced operating expenses by $155 million in the 2002 second quarter and $307 million in the six-month period. The absence of this goodwill amortization increased the Company's net income by $122 million in the 2002 second quarter and $242 million in the six month period.

    Global Consumer expenses increased 7% in the 2002 second quarter and 6% in the 2002 six months. GCIB expenses were flat in the quarter and down 9% in the six months while Property and Casualty expenses decreased 3% in the quarter and 2% in the six-month comparison. Global Investment Management expenses were essentially unchanged from year-ago levels.

    Operating expenses included restructuring-related releases of $39 million ($25 million after-tax) in the 2002 second quarter and restructuring-related charges of $8 million ($5 million after-tax) in the 2002 six months related principally to a reduction in the reserve due to changes in estimates in the 2002 second quarter and to severance and other costs associated with the reduction of staff within the Latin American consumer and corporate businesses in the six-month period. Restructuring-related items of $213 million ($133 million after-tax) in the 2001 second quarter and $345 million ($213 million after-tax) in the 2001 six months related principally to severance and reduction of staff primarily in the Global Consumer and GCIB businesses.

BENEFITS, CLAIMS, AND CREDIT LOSSES

    Benefits, claims, and credit losses were $5.1 billion and $10.4 billion in the 2002 second quarter and six months, up $910 million and $2.1 billion from the 2001 second quarter and six months, respectively. Policyholder benefits and claims in the 2002 second quarter increased 13% from the 2001 second quarter to $3.0 billion, and were up 7% to $5.8 billion in the 2002 six months, primarily as a result of increases in Personal Lines and Commercial Lines. The provision for credit losses increased 39% from the 2001 second quarter to $2.1 billion in the 2002 second quarter and increased 56% from the 2001 six months to $4.6 billion in the 2002 six months.

    Global Consumer provisions for benefits, claims and credit losses of $1.8 billion in the 2002 second quarter were up 29% from the 2001 second quarter, primarily reflecting increases in CARDS and CONSUMER FINANCE. Total net credit losses were $1.682 billion and the related loss ratio was 2.65% in the 2002 second quarter, as compared to $1.643 billion and 2.71% in the preceding quarter and $1.224 billion and 2.19% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.62% at June 30, 2002 from 2.78% at March 31, 2002 and increased from 2.30% a year ago.

    The Global Corporate and Investment Bank provision for credit losses of $460 million and $1.1 billion in the 2002 second quarter and six months increased $172 million and $575 million from year-ago levels, primarily due to an addition to the loan loss reserve for Argentina in the 2002 first quarter and higher than expected write-offs in CAPITAL MARKETS AND BANKING related to the telecommunications industry.

    Commercial cash-basis loans at June 30, 2002 and 2001 were $4.573 billion and $2.606 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $259 million and $310 million, respectively. The increase in cash-basis loans from the 2001 second quarter was primarily related to the Banamex acquisition and increases attributable to borrowers in the telecommunications industry and in Argentina. Commercial cash-basis loans at June 30, 2002 increased $578 million from March 31, 2002 primarily due to exposures in the telecommunications industry and Argentina. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

    Total capital (Tier 1 and Tier 2) was $80.8 billion or 11.75% of net risk-adjusted assets, and Tier 1 capital was $63.3 billion or 9.20% at June 30, 2002, compared to $78.9 billion or 11.59% and $62.2 billion or 9.13% of risk-adjusted assets at March 31, 2002.

    The Net Income line in the following business segments and operating unit discussions excludes the cumulative effect of adopting SFAS No. 142, EITF 99-20 and SFAS No. 133. The cumulative effect of accounting changes is included within the Corporate/Other business segment. See Note 2 to Unaudited Consolidated Financial Statements.

GLOBAL CONSUMER

                                                       THREE MONTHS                   SIX MONTHS ENDED
                                                      ENDED JUNE 30,                      JUNE 30,
                                                    -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                              --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE.................   $8,942     $7,611       17      $17,739    $15,136       17
Operating expenses................................    4,029      3,767        7        7,973      7,552        6
Provisions for benefits, claims, and credit
  losses..........................................    1,795      1,390       29        3,865      2,776       39
                                                     ------     ------               -------    -------
INCOME BEFORE TAXES AND MINORITY INTEREST.........    3,118      2,454       27        5,901      4,808       23
Income taxes......................................    1,079        894       21        2,051      1,750       17
Minority interest, after-tax......................        9          7       29           19         12       58
                                                     ------     ------               -------    -------
NET INCOME........................................   $2,030     $1,553       31      $ 3,831    $ 3,046       26
                                                     ======     ======               =======    =======

------------------------

(1) Reclassified to conform to the current period's presentation.

    GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world--reported net income of $2.030 billion and $3.831 billion in the 2002 second quarter and six months, up $477 million or 31% and $785 million or 26% from the comparable 2001 periods, reflecting double digit growth in CARDS, RETAIL BANKING AND CONSUMER FINANCE. CARDS net income increased $204 million or 37% in the 2002 second quarter and $214 million or 19% in the 2002 six months from the prior-year periods, reflecting strong growth in CitiCards and the acquisition of Banamex. RETAIL BANKING net income increased $192 million or 34% in the 2002 second quarter and $348 million or 31% in the 2002 six months from the prior-year periods, as the impact of the Banamex and European American Bank (EAB) acquisitions, prior-year restructuring charges and growth in North America and Western Europe were partially offset by losses in Argentina. CONSUMER FINANCE net income increased $89 million or 19% in the 2002 second quarter and $233 million or 27% in the 2002 six months from the prior-year periods, mainly driven by revenue growth and continued expense savings in North America.

    Global Consumer net income in the 2002 second quarter included a net restructuring reserve release of $21 million ($32 million pretax), resulting from changes in estimates in CitiCards and Citibanking North America. Net income in the 2002 six months also included $11 million ($18 million pretax) of restructuring-related charges in the first quarter of 2002, including $8 million related to severance and other costs associated with the reduction of staff in Argentina. Net income in the 2001 second quarter included restructuring-related charges of $58 million ($92 million pretax), mainly related to the downsizing of various functions across all products and geographies. Net income in the 2001 six months also included restructuring-related charges of $12 million ($19 million pretax), consisting of accelerated depreciation in North America.

                                                         THREE MONTHS                      SIX MONTHS
GLOBAL CONSUMER NET INCOME --                           ENDED JUNE 30,                   ENDED JUNE 30,
REGIONAL VIEW                                         -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------------------------------------  --------   --------   --------   --------   --------   --------
North America (excluding Mexico)....................   $1,308     $1,038       26       $2,523     $2,031       24
Mexico..............................................      179        (13)      NM          321        (27)      NM
Western Europe......................................      141         96       47          275        200       38
Japan...............................................      258        236        9          498        441       13
Asia (excluding Japan)..............................      146        141        4          291        283        3
Latin America.......................................      (28)        36       NM         (128)        85       NM
Central & Eastern Europe, Middle East & Africa......       26         19       37           51         33       55
                                                       ------     ------                ------     ------
Total Net Income....................................   $2,030     $1,553       31       $3,831     $3,046       26
                                                       ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

NM Not meaningful

    Growth in Global Consumer in the 2002 second quarter and six months was led by North America (excluding Mexico), Mexico, and Western Europe, partially offset by a decline in Latin America. North America (excluding Mexico) grew 26% and 24% in the 2002 second quarter and six months, respectively, with increases in all product segments. Mexico contributed growth of $192 million in the 2002 second quarter and $348 million in the six months, primarily reflecting the acquisition of Banamex. Western Europe experienced growth of 47% and 38% in the 2002 periods, mainly reflecting the strengthening of the Euro combined with higher loan volumes in RETAIL BANKING and CONSUMER
FINANCE. Growth in Japan of 9% in the 2002 second quarter and 13% in the six months principally reflected the acquisitions of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), partially offset by the impact of foreign currency translation and increased credit losses. The decline in Latin
America of $64 million in the 2002 second quarter and $213 million in the six months was primarily due to economic conditions in Argentina including charges taken in the first quarter of 2002, the impact of government decrees and judicial orders and continued devaluation of the Argentine peso.

CARDS

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...................   $3,259     $2,773        18      $6,396     $5,648       13
Operating expenses..................................    1,372      1,318         4       2,694      2,673        1
Provision for credit losses.........................      737        580        27       1,635      1,171       40
                                                       ------     ------                ------     ------
INCOME BEFORE TAXES.................................    1,150        875        31       2,067      1,804       15
Income taxes........................................      394        323        22         715        666        7
                                                       ------     ------                ------     ------
NET INCOME..........................................      756        552        37       1,352      1,138       19
                                                       ------     ------                ------     ------
Average assets (in billions of dollars).............       60         60        --          59         60       (2)
Return on assets....................................     5.05%      3.69%                 4.62%      3.82%
                                                       ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

    CARDS--which includes bankcards, private-label cards and charge cards in 47 countries around the world--reported net income of $756 million and $1.352 billion in the 2002 second quarter and six months, respectively, up
$204 million or 37% and $214 million or 19% from the 2001 periods, led by North America, which benefited from the August 2001 acquisition of Banamex, as well as revenue growth, expense management and a 2002 second quarter restructuring reserve release of $12 million (after-tax) in CitiCards.

    As shown in the following table, average managed loans grew 6% in the 2002 second quarter and six months, reflecting growth in North America of 5% in both periods and growth in International Cards of 8% and 7%, respectively. CitiCards, reflecting base business momentum, and Mexico, which included the impact of the acquisition of Banamex, drove growth in North America. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the UK, Greece and Spain, all of which benefited from strengthening currencies in the 2002 second quarter. Growth in International Cards was partially offset by a decline in Latin America, which reflected the negative impact of foreign currency translation and lower volumes in Argentina. Sales grew 8% in the 2002 second quarter, reflecting growth in CitiCards, which benefited from higher balance consolidation activity, and Mexico, which included the impact of the Banamex acquisition, and Western Europe and Asia, which benefited from increased marketing efforts.

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN BILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
SALES
  North America.....................................   $ 62.0     $ 59.0        5       $116.9     $113.8        3
  International.....................................     10.4        8.2       27         18.1       15.9       14
                                                       ------     ------                ------     ------
TOTAL SALES.........................................   $ 72.4     $ 67.2        8       $135.0     $129.7        4
AVERAGE MANAGED LOANS
  North America.....................................   $108.0     $102.4        5       $107.8     $102.3        5
  International.....................................     10.6        9.8        8         10.4        9.7        7
                                                       ------     ------                ------     ------
TOTAL AVERAGE MANAGED LOANS.........................   $118.6     $112.2        6       $118.2     $112.0        6
                                                       ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

    Revenues, net of interest expense, of $3.259 billion and $6.396 billion in the 2002 second quarter and six months, were up $486 million or 18% and $748 million or 13% from the 2001 periods. Revenue on securitized loans is recorded monthly as realized over the term of each securitization transaction. Credit losses on securitized loans are deducted in determining the net revenue from credit card securitizations, which is included in Other Income. These losses were $989 million and $1.924 billion in the 2002 second quarter and six months, respectively, up $177 million or 22% and $444 million or 30% from the 2001 periods, reflecting increased securitization levels and higher loss ratios. Excluding securitization-related credit losses, revenues in the 2002 second quarter and six months grew $665 million or 18% and $1.209 billion or 17% from the comparable prior-year periods, reflecting growth in North America, Asia and Western Europe, partially offset by a decline in Latin America. Revenue growth in North America was primarily due to spread improvements resulting from lower cost of funds and repricing actions in CitiCards, combined with the benefit of receivable growth, which included the acquisition of Banamex. In addition, CitiCards revenues included $94 million in the 2002 second quarter and $115 million in the 2002 six months from an increase in the amortization period for certain direct loan origination costs while Diners Club N.A. revenues benefited from a $40 million release of a reserve related to unused travelers checks. Led by Korea, the Philippines and Malaysia, growth in Asia reflected increased volumes across the region and the positive impact of foreign currency translation. The increase in Western Europe was primarily due to growth in the U.K., Greece, and Spain, along with the impact of foreign currency translation. The decline in Latin America reflected continued weakness in Argentina due to reduced business activity as well as the negative impact of foreign currency translation.

    Operating expenses of $1.372 billion in the 2002 second quarter increased $54 million or 4% from the 2001 second quarter, reflecting growth of 5% in North America and 2% in International Cards. Operating expenses in the 2002 second quarter included a net restructuring reserve release of $19 million, mainly in CitiCards. Excluding restructuring-related items, growth in North America was driven by Mexico, which included the effect of the Banamex acquisition, and CitiCards, with increased advertising and marketing costs partially offset by disciplined expense management. Operating expenses of $2.694 billion in the 2002 six months increased $21 million or 1% from the 2001 period, as increases in Mexico, Western Europe and Asia were partially offset by lower advertising and marketing costs in CitiCards and Diners Club N.A., the impact of foreign currency translation in Latin America and Japan and the 2002 second quarter restructuring reserve release.

    The provision for credit losses in the 2002 second quarter and six months was $737 million and $1.635 billion, respectively, compared to $580 million and $1.171 billion in the 2001 periods, primarily reflecting increased credit losses in CitiCards and Asia, primarily Hong Kong, and, in the six-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses in the 2002 second quarter were $761 million and the related loss ratio was 6.51%, compared to $780 million and 7.11% in the 2002 first quarter and $601 million and 5.34% in the prior-year quarter. The decline in the net credit loss ratio from the 2002 first quarter reflected improvements in CitiCards, mainly due to a change in the mix of loans on the balance sheet, and in Mexico which benefited from higher recoveries. CitiCards net credit losses in the prior-year quarter included a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 48 basis point reduction of the net credit loss ratio. Loans delinquent 90 days or more were $944 million or 1.91% of loans at June 30, 2002, compared to $1.018 billion or 2.25% at March 31, 2002 and $933 million or 2.09% at June 30, 2001. The decline compared to the prior quarter was primarily due to improvement in CitiCards and Mexico. Net credit losses and the related loss ratio may increase from the 2002 second quarter as bankruptcy losses in the U.S. could be accelerated if proposed U.S. bankruptcy legislation is approved. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

    The securitization of credit card receivables is limited to the CitiCards business within North America. At June 30, 2002, securitized credit card receivables were $65.8 billion, compared with $61.4 billion as of June 30, 2001. Credit card receivables held-for-sale were $6.5 billion compared to $9.0 billion a year ago. Revenue on securitized receivables is recorded monthly as realized over the term of each securitization transaction. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows, net of credit losses). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. Including securitized receivables and receivables held-for-sale, net credit losses would have been $1.842 billion for the 2002 second quarter with a related loss ratio of 6.23% compared to $1.793 billion and 6.17% for the 2002 first quarter and $1.503 billion and 5.37% for the 2001 second quarter. Adjusting for securitization activity, loans delinquent 90 days or more would have been $2.248 billion or 1.85% at June 30, 2002, compared to $2.488 billion or 2.11% at March 31, 2002 and $1.938 billion or 1.68% at June 30, 2001.

CONSUMER FINANCE

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................   $2,406     $2,172        11      $4,704     $4,310        9
Operating expenses..........................................      764        838        (9)      1,496      1,773      (16)
Provisions for benefits, claims, and credit losses..........      763        588        30       1,500      1,176       28
                                                               ------     ------                ------     ------
INCOME BEFORE TAXES.........................................      879        746        18       1,708      1,361       25
Income taxes................................................      314        270        16         610        496       23
                                                               ------     ------                ------     ------
NET INCOME..................................................   $  565     $  476        19      $1,098     $  865       27
                                                               ======     ======                ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $   90     $   83         8      $   89     $   83        7
Return on assets............................................     2.52%      2.30%                 2.49%      2.10%
                                                               ======     ======                ======     ======

------------------------------

(1) Reclassified to conform to the current period's presentation.

    CONSUMER FINANCE--which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses--reported net income of $565 million and $1.098 billion in the 2002 second quarter and six months, respectively, up $89 million or 19% and $233 million or 27% from the 2001 periods, principally reflecting revenue growth in North America and efficiencies resulting from the integration of Associates First Capital Corporation (Associates) into CitiFinancial. Net income growth in the 2002 second quarter and six months also included after-tax benefits of $32 million and $64 million, respectively, due to the absence of goodwill and other indefinite-lived intangible asset amortization.

    As shown in the following table, average loans grew 9% compared to the 2001 second quarter resulting from the cross-selling of products through Primerica, an increase in auto loans in the U.S. and the acquisitions of Taihei and Marufuku in Japan. Average auto loans for the 2002 second quarter increased $1.7 billion or 39% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. In Japan, average loans of $12 billion in the 2002 second quarter grew $1.9 billion or 19% from the prior-year quarter, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.0 billion to average loans, primarily personal loans, in the 2002 second quarter.

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN BILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
AVERAGE LOANS
Real estate-secured loans...................................   $46.3      $43.4         7       $45.9      $43.3         6
Personal....................................................    20.6       18.9         9        19.9       18.8         6
Auto........................................................     6.1        4.4        39         5.9        4.1        44
Sales finance and other.....................................     3.6        3.5         3         3.3        3.5        (6)
                                                               -----      -----                 =====      =====
TOTAL AVERAGE LOANS.........................................   $76.6      $70.2         9       $75.0      $69.7         8
                                                               =====      =====                 =====      =====

------------------------------

(1) Reclassified to conform to the current period's presentation.

    As shown in the following table, the average net interest margin of 11.22% in the 2002 second quarter increased 43 basis points from the 2001 second quarter, mainly due to lower cost of funds. In North America, the average net interest margin was 8.50% in the 2002 second quarter, increasing 32 basis points from the prior-year quarter as the benefit of lower cost of funds was partially offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.92% in the 2002 second quarter, down 18 basis points from the prior year reflecting lower yields, including the impact of growth in lower-yielding real estate-secured loans, partially offset by a decline in cost of funds.

                                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------   ------------------
IN MILLIONS OF DOLLARS                                   2002                 2001           CHANGE
----------------------                            ------------------   ------------------   --------
AVERAGE NET INTEREST MARGIN
North America...................................         8.50%                8.18%         32 bps
International...................................        21.92%               22.10%         (18 bps)
Total...........................................        11.22%               10.79%         43 bps
                                                        =====                =====

    Revenues, net of interest expense, of $2.406 billion and $4.704 billion in the 2002 second quarter and six months, respectively, increased $234 million or 11% and $394 million or 9% from the 2001 periods, mainly reflecting growth in the U.S. and Japan, partially offset by a decline in Latin America. Revenue growth in the U.S. was primarily driven by growth in receivables and improved net interest margins. Increases in Japan included the impact of acquisitions, partially offset by the impact of foreign currency translation. The decline in Latin America was due to continued weakness in Argentina.

    Operating expenses of $764 million and $1.496 billion in the 2002 second quarter and six months, respectively, decreased $74 million or 9% and $277 million or 16% from the prior-year periods, primarily reflecting efficiencies resulting from the integration of Associates in the U.S., the absence of goodwill and other indefinite-lived intangible asset amortization, the impact of foreign currency translation and prior-year restructuring-related charges of $25 million ($15 million after-tax) and $38 million ($23 million after-tax) in the 2001 second quarter and six months, respectively. Restructuring charges in 2001 mainly reflected actions in CitiFinancial.

    The provisions for benefits, claims, and credit losses were $763 million in the 2002 second quarter, up from $737 million in the 2002 first quarter and $588 million in the prior-year quarter. The net credit loss ratio of 3.71% in the 2002 second quarter was up from 3.63% in the 2002 first quarter and 2.91% in the 2001 second quarter. In North America, the net credit loss ratio of 3.10% in the 2002 second quarter was up from 3.00% in the 2002 first quarter and 2.49% in the 2001 second quarter. The net credit loss ratio for International Consumer Finance was 6.12% in the 2002 second quarter, down from 6.41% in the 2002 first quarter and up from 4.72% in the 2001 second quarter. The decline from the prior quarter was mainly due to the acquisitions in Japan which did not include any loans that were 90 days or more past due at the time of acquisition. The increase compared to the prior year was due to increased bankruptcy filings and deteriorating credit quality in Japan.

    Loans delinquent 90 days or more were $2.131 billion or 2.72% of loans at June 30, 2002, compared to $2.213 billion or 2.97% at March 31, 2002 and $1.943 billion or 2.74% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to the impact of acquisitions in Japan and improvements in the U.S. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 second quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

RETAIL BANKING

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................   $3,207     $2,568        25      $6,542     $5,058       29
Operating expenses..........................................    1,752      1,447        21       3,538      2,820       25
Provisions for benefits, claims, and credit losses..........      295        230        28         730        467       56
                                                               ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...................    1,160        891        30       2,274      1,771       28
Income taxes................................................      397        322        23         782        634       23
Minority interest, net of tax...............................        9          7        29          19         12       58
                                                               ------     ------                ------     ------
NET INCOME..................................................   $  754     $  562        34      $1,473     $1,125       31
                                                               ======     ======                ======     ======
Average assets (IN BILLIONS OF DOLLARS).....................   $  171     $  119        44      $  172     $  119       45
Return on assets............................................     1.77%      1.89%                 1.73%      1.91%
                                                               ======     ======                ======     ======

------------------------------

(1) Reclassified to conform to the current period's presentation.

    RETAIL BANKING--which delivers banking, lending, and investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents--reported net income of $754 million and $1.473 billion in the 2002 second quarter and six months, respectively, up $192 million or 34% and $348 million or 31% from the 2001 periods. The increases in RETAIL BANKING primarily reflect growth in North America Retail Banking of $210 million or 62% and $378 million or 56% in the 2002 second quarter and six months, partially offset by decreases in International Retail Banking of $18 million or 8% and $30 million or 7%, respectively. The growth in North America Retail Banking was primarily due to the acquisitions of Banamex and EAB in the 2001 third quarter along with revenue growth in Citibanking North America and Consumer Assets. The decline in International Retail Banking primarily reflects losses in Argentina, partially offset by growth in Western Europe and prior-year restructuring-related charges.

    As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2001. The growth in North America primarily reflects the acquisitions of Banamex and EAB, which added $24.7 billion and $7.9 billion, respectively, to average customer deposits and $7.7 billion and $3.8 billion, respectively, to average loans. In addition, North America Retail Banking experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased student loans. The growth in International Retail Banking customer deposits reflects growth in Japan and CEEMEA, partially offset by a decline in Argentina. The increase in International Retail Banking average loans reflects growth in Western Europe, primarily in Germany, partially offset by a decline in Argentina.

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN BILLIONS OF DOLLARS                                          2002       2001      CHANGE      2002       2001      CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
CUSTOMER DEPOSITS
  North America.............................................   $ 87.4     $ 53.8       62       $ 88.4     $ 53.4       66
  International.............................................     79.8       78.4        2         78.7       78.5       --
                                                               ------     ------                ------     ------
TOTAL CUSTOMER DEPOSITS.....................................   $167.2     $132.2       26       $167.1     $131.9       27

AVERAGE LOANS
  North America(1)..........................................   $ 68.8     $ 54.7       26       $ 68.9     $ 54.3       27
  International.............................................     38.1       37.1        3         37.4       37.5       --
                                                               ------     ------                ------     ------
TOTAL AVERAGE LOANS.........................................   $106.9     $ 91.8       16       $106.3     $ 91.8       16
                                                               ======     ======                ======     ======

------------------------------

(1) Includes loans held-for-sale.

    Revenues, net of interest expense, of $3.207 billion and $6.542 billion in the 2002 second quarter and six months, respectively, increased $639 million or 25% and $1.484 billion or 29% from the 2001 periods. The increase in revenues reflected growth in North America, partially offset by a decline in International. Revenue growth in North America was driven by the acquisitions of Banamex and EAB, the benefit of customer deposit growth in Citibanking North America and increased net servicing revenue in Consumer Assets, where mortgage originations in the 2002 six months increased 48% from 2001 to $21.1 billion. North America Retail Banking also benefited from revenue growth in Primerica which was driven by insurance premiums, and increased commissions.
International Retail Banking revenues declined 9% and 1% in the 2002 second quarter and six months, respectively, as a decline in Latin America was partially offset by growth in Western Europe and CEEMEA. The decline in Latin America was due to events in Argentina which included losses and reserves on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation indexed interest accruals. Increased loan volumes and improved spreads, mainly in Germany, combined with the impact of foreign currency translation across the region, primarily drove revenue growth in Western Europe. Revenue growth in CEEMEA was primarily due to growth in investment product fees and increased business volumes.

    Operating expenses for the 2002 second quarter and six months increased $305 million or 21% and $718 million or 25% from the comparable 2001 periods. Operating expenses in 2002 included a second quarter net restructuring reserve release of $9 million ($6 million after-tax), mainly in Citibanking North America and Japan, and first quarter 2002 restructuring-related charges of $13 million ($7 million after-tax), primarily resulting from actions in Argentina. Operating expenses in 2001 included second quarter restructuring-related charges of $50 million ($32 million after-tax) with $42 million in International Retail Banking and $8 million in North America. Excluding restructuring-related items, the growth in expenses was primarily due to the acquisitions of Banamex and EAB and increases in Western Europe and CEEMEA, and was partially offset by a decline in Latin America. The growth in Western Europe and CEEMEA was mainly due to volume-related increases, higher advertising and marketing costs in Western Europe and the impact of foreign currency translation. The decline in Latin America was primarily due to the impact of foreign currency translation and expense reduction initiatives across the region.

    The provisions for benefits, claims and credit losses were $295 million and $730 million in the 2002 second quarter and six months, up from $230 million and $467 million in the 2001 periods. The increase in the provisions for benefits, claims and credit losses was mainly due to the impact of acquisitions and, in the six-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses were $212 million and the related loss ratio was 0.80% in the 2002 second quarter, compared to $203 million and 0.78% in the 2002 first quarter and $120 million and 0.53% in the prior-year quarter. The increase in net credit losses from the prior year was mainly due to the acquisition of Banamex.

    Loans delinquent 90 days or more were $3.561 billion or 3.31% of loans at June 30, 2002, compared to $3.481 billion or 3.34% at March 31, 2002, and $2.475 billion or 2.71% a year ago. The increase in delinquent loans from the prior year mainly reflects the acquisitions of EAB and Banamex, as well as increases in Western Europe and Consumer Assets. The increase in delinquent loans from the prior quarter mainly reflects increases in Consumer Assets and Western Europe, partially offset by improvements in Mexico. The increase in Western Europe compared to the prior year and prior quarter occurred mainly in Germany and reflected the impact of statutory changes and foreign currency translation. The increase in Consumer Assets compared to the prior year and prior quarter mainly reflected increases in government guaranteed student loans and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

    Average assets of $171 billion and $172 billion in the 2002 second quarter and six months increased $52 billion and $53 billion from the comparable 2001 periods, primarily reflecting the acquisitions of Banamex and EAB.

OTHER CONSUMER

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................    $ 70       $ 98       (29)       $ 97       $120       (19)
Operating expenses..........................................     141        164       (14)        245        286       (14)
Provisions for benefits, claims, and credit losses..........      --         (8)      100          --        (38)      100
                                                                ----       ----                  ----       ----
INCOME BEFORE TAX BENEFITS..................................     (71)       (58)      (22)       (148)      (128)      (16)
Income tax benefits.........................................     (26)       (21)      (24)        (56)       (46)      (22)
                                                                ----       ----                  ----       ----
NET LOSS....................................................    ($45)      ($37)      (22)       ($92)      ($82)      (12)
                                                                ====       ====                  ====       ====

------------------------------

(1) Reclassified to conform to the current period's presentation.

    OTHER CONSUMER--which includes e-Consumer, the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions, and also includes certain treasury and other unallocated staff functions, global marketing and other programs--reported losses of $45 million and $92 million for the 2002 second quarter and six months compared to losses of $37 million and $82 million in the 2001 second quarter and six months. The increase in losses from 2001 was primarily due to a pension curtailment gain in the prior-year period related to the acquisition of Associates combined with an increase in legal reserves in 2002. Revenues, expenses and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

CONSUMER PORTFOLIO REVIEW

    In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set according to loan product and country.

    The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The managed loan portfolio includes loans held-for-sale and certain securitized loans. See Note 12 to Unaudited Consolidated Financial Statements.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                            TOTAL            90 DAYS OR MORE           AVERAGE
                                            LOANS              PAST DUE(1)              LOANS          NET CREDIT LOSSES(1)
PRODUCT VIEW                               --------   ------------------------------   --------   ------------------------------
IN MILLIONS OF DOLLARS,                    JUNE 30,   JUNE 30,   MAR. 31,   JUNE 30,   2ND QTR.   2ND QTR.   1ST QTR.   2ND QTR.
EXCEPT LOAN AMOUNTS IN BILLIONS              2002       2002     2002(2)    2001(2)      2002       2002     2002(2)    2001(2)
-------------------------------            --------   --------   --------   --------   --------   --------   --------   --------
  North America Cards....................   $110.8     $2,025     $2,294     $1,791     $108.0     $1,719     $1,681     $1,401
    RATIO................................                1.83%      2.13%      1.71%                 6.38%      6.33%      5.49%
  International Cards....................     10.9        223        194        147       10.6        123        112        102
    RATIO................................                2.04%      1.95%      1.46%                 4.67%      4.47%      4.19%
CARDS....................................    121.7      2,248      2,488      1,938      118.6      1,842      1,793      1,503
    RATIO................................                1.85%      2.11%      1.68%                 6.23%      6.17%      5.37%
  N. America Consumer Finance............     61.6      1,828      1,979      1,759       60.9        470        442        353
    RATIO................................                2.97%      3.28%      3.06%                 3.10%      3.00%      2.49%
  International Consumer Finance.........     16.7        303        234        184       15.7        239        215        156
    RATIO................................                1.82%      1.64%      1.39%                 6.12%      6.41%      4.72%
Consumer Finance.........................     78.3      2,131      2,213      1,943       76.6        709        657        509
    RATIO................................                2.72%      2.97%      2.74%                 3.71%      3.63%      2.91%
  North America Retail Banking...........     68.8      2,333      2,405      1,379       68.8        120         87         30
    RATIO................................                3.39%      3.53%      2.54%                 0.70%      0.51%      0.22%
  International Retail Banking...........     38.9      1,228      1,076      1,096       38.1         92        116         90
    RATIO................................                3.16%      2.99%      2.97%                 0.97%      1.28%      0.97%
Retail Banking...........................    107.7      3,561      3,481      2,475      106.9        212        203        120
    RATIO................................                3.31%      3.34%      2.71%                 0.80%      0.78%      0.53%
Private Banking..........................     28.8        193        143         64       28.3         --          2          3
    RATIO................................                0.67%      0.52%      0.26%                 0.00%      0.04%      0.04%
Other Consumer...........................      1.2         --          1          6        1.1         --          9         20
                                            ------     ------     ------     ------     ------     ------     ------     ------
TOTAL MANAGED............................   $337.7     $8,133     $8,326     $6,426     $331.5     $2,763     $2,664     $2,155
    RATIO................................                2.41%      2.56%      2.11%                 3.34%      3.32%      2.86%
                                            ======     ======     ======     ======     ======     ======     ======     ======
Securitized receivables..................    (65.8)    (1,203)    (1,349)    (1,113)     (65.3)      (989)      (935)      (839)
Loans held-for-sale......................    (11.4)      (102)      (122)      (144)     (11.6)       (92)       (86)       (92)
                                            ------     ------     ------     ------     ------     ------     ------     ------
CONSUMER LOANS...........................   $260.5     $6,828     $6,855     $5,169     $254.6     $1,682     $1,643     $1,224
    RATIO................................                2.62%      2.78%      2.30%                 2.65%      2.71%      2.19%
                                            ======     ======     ======     ======     ======     ======     ======     ======


                                            TOTAL            90 DAYS OR MORE           AVERAGE
                                            LOANS              PAST DUE(1)              LOANS          NET CREDIT LOSSES(1)
REGIONAL VIEW                              --------   ------------------------------   --------   ------------------------------
IN MILLIONS OF DOLLARS,                    JUNE 30,   JUNE 30,   MAR. 31,   JUNE 30,   2ND QTR.   2ND QTR.   1ST QTR.   2ND QTR.
EXCEPT LOAN AMOUNTS IN BILLIONS              2002       2002     2002(2)    2001(2)      2002       2002     2002(2)    2001(2)
-------------------------------            --------   --------   --------   --------   --------   --------   --------   --------
  North America
    (excluding Mexico)...................   $248.6     $5,511     $5,765     $4,916     $244.2     $2,220     $2,159     $1,801
    RATIO................................                2.22%      2.39%      2.12%                 3.65%      3.63%      3.15%
  Mexico.................................      9.9        762        979         49       10.5         90         61          4
    RATIO................................                7.69%      8.71%      4.10%                 3.43%      2.14%      1.12%
  Western Europe.........................     23.0      1,015        818        752       21.9         94         88         86
    RATIO................................                4.41%      4.08%      4.10%                 1.72%      1.80%      1.86%
  Japan..................................     20.0        264        203        130       18.9        226        194        130
    RATIO................................                1.32%      1.19%      0.80%                 4.79%      4.81%      3.19%
  Asia
    (excluding Japan)....................     27.3        387        387        350       27.1         91         79         66
    RATIO................................                1.42%      1.46%      1.32%                 1.34%      1.20%      1.01%
  Latin America..........................      3.9        115        102        176        4.0         30         70         57
    RATIO................................                2.99%      2.46%      3.00%                 3.03%      5.78%      3.88%
  CEEMEA.................................      5.0         79         72         53        4.9         12         13         11
    RATIO................................                1.59%      1.51%      1.16%                 1.03%      1.18%      0.97%
                                            ------     ------     ------     ------     ------     ------     ------     ------
TOTAL MANAGED............................   $337.7     $8,133     $8,326     $6,426     $331.5     $2,763     $2,664     $2,155
RATIO....................................                2.41%      2.56%      2.11%                 3.34%      3.32%      2.86%
                                            ======     ======     ======     ======     ======     ======     ======     ======
Securitized receivables..................    (65.8)    (1,203)    (1,349)    (1,113)     (65.3)      (989)      (935)      (839)
Loans held-for-sale......................    (11.4)      (102)      (122)      (144)     (11.6)       (92)       (86)       (92)
                                            ------     ------     ------     ------     ------     ------     ------     ------
CONSUMER LOANS...........................   $260.5     $6,828     $6,855     $5,169     $254.6     $1,682     $1,643     $1,224
    RATIO................................                2.62%      2.78%      2.30%                 2.65%      2.71%      2.19%
                                            ======     ======     ======     ======     ======     ======     ======     ======

------------------------------

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2) Reclassified to conform to current period's presentation.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                                    END OF PERIOD                       AVERAGE
                                                            ------------------------------   ------------------------------
                                                            JUNE 30,   MAR. 31,   JUNE 30,   2ND QTR.   1ST QTR.   2ND QTR.
IN BILLIONS OF DOLLARS                                        2002       2002       2001       2002       2002       2001
----------------------                                      --------   --------   --------   --------   --------   --------
TOTAL MANAGED.............................................   $337.7     $325.2     $304.9     $331.5     $325.1     $302.2
Securitized receivables...................................    (65.8)     (65.9)     (63.6)     (65.3)     (66.9)     (62.3)
Loans held-for-sale.......................................    (11.4)     (12.6)     (16.3)     (11.6)     (12.4)     (16.0)
                                                             ------     ------     ------     ------     ------     ------
CONSUMER LOANS............................................   $260.5     $246.7     $225.0     $254.6     $245.8     $223.9
                                                             ======     ======     ======     ======     ======     ======

    Total delinquencies 90 days or more past due in the managed portfolio were $8.133 billion or 2.41% of loans at June 30, 2002, compared to $8.326 billion or 2.56% at March 31, 2002 and $6.426 billion or 2.11% at June 30, 2001. Total managed net credit losses in the 2002 second quarter were $2.763 billion and the related loss ratio was 3.34%, compared to $2.664 billion and 3.32% in the 2002 first quarter and $2.155 billion and 2.86% in the 2001 second quarter. For a discussion of trends by business, see business discussions on pages 14 - 19.

    Citigroup's allowance for credit losses of $10.437 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $5.756 billion at June 30, 2002, $5.732 billion at March 31, 2002, and $4.914 billion at June 30, 2001.
The increase in the allowance for credit losses attributed to the consumer portfolio from a year ago includes the impact of the acquisitions of Banamex and EAB along with increases in the first quarter of 2002 related to Argentina. The allowance as a percentage of loans on the balance sheet was 2.21% at June 30, 2002, up from 2.18% at June 30, 2001 and down from 2.32% at March 31, 2002. The increase in the allowance as a percentage of loans from a year ago was primarily due to the increase in the allowance related to Argentina. The decline in the allowance as a percentage of loans from March 31, 2002 primarily reflects the growth in consumer loans as well as stricter lending standards in individual businesses. On balance sheet consumer loans of $261 billion grew $14 billion or 6% from March 31, 2002 and $36 billion or 16% from a year ago. The increase from March 31, 2002 was primarily driven by growth in CitiCards, Western Europe Retail Banking, Consumer Assets, Japan Consumer Finance and North America Consumer Finance. The increase in Western Europe Retail Banking reflected growth in Germany and the impact of foreign currency translation. Growth in Consumer Assets was primarily due to increases in CitiMortgage. The increase in Japan Consumer Finance included approximately $500 million from the acquisition of Marufuku combined with the impact of foreign currency translation. Growth in North America Consumer Finance was mainly due to an increase in real estate secured loans in the U.S. The increase in loans from a year ago also includes the impact of the Banamex and EAB acquisitions.

    Net credit losses, delinquencies, and the related ratios may increase from the 2002 second quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 second quarter reflecting current economic conditions in Japan, including rising unemployment rates and bankruptcy filings. Net credit losses and the related loss ratio in the U.S., particularly in CitiCards, may increase from the 2002 second quarter as bankruptcy losses in the U.S. could be accelerated if proposed U.S. bankruptcy legislation is enacted. Net credit losses and delinquencies relating to Argentina may be impacted by the local economic situation, including such factors as unemployment levels, inflation and foreign exchange rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.












GLOBAL CORPORATE AND INVESTMENT BANK

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................   $6,867     $6,534        5      $13,711    $14,092       (3)
Operating expenses..........................................    4,182      4,192       --        8,389      9,268       (9)
Provision for credit losses.................................      460        288       60        1,140        565       NM
                                                               ------     ------               -------    -------
INCOME BEFORE TAXES AND MINORITY INTEREST...................    2,225      2,054        8        4,182      4,259       (2)
Income taxes................................................      771        722        7        1,447      1,515       (4)
Minority interest, after-tax................................        5          8      (38)           8         12      (33)
                                                               ------     ------               -------    -------
NET INCOME..................................................   $1,449     $1,324        9      $ 2,727    $ 2,732       --
                                                               ======     ======               =======    =======

------------------------------

(1) Reclassified to conform to the current period's presentation.

NM Not meaningful

    THE GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING, PRIVATE CLIENT, and TRANSACTION SERVICES.

    GCIB net income of $1.449 billion and $2.727 billion in the 2002 second quarter and six months was up $125 million or 9% from the 2001 second quarter, but down $5 million from the 2001 six months, respectively. The 2002 second quarter primarily reflects net income growth from the comparable 2001 quarter of $101 million or 98% in TRANSACTION SERVICES, $89 million or 9% in CAPITAL MARKETS AND BANKING and $3 million or 1% in PRIVATE CLIENT. The 2002 six months primarily reflects net income growth of $91 million or 47% in TRANSACTION SERVICES and $5 million or 1% in PRIVATE CLIENT, partially offset by a decrease of $23 million or 1% in CAPITAL MARKETS AND BANKING. GCIB Other reported net losses of $33 million and $55 million in the 2002 second quarter and six months, respectively, compared with net income of $35 million and $23 million in the comparable prior-year periods.

    TRANSACTION SERVICES net income growth in the 2002 second quarter and six months primarily reflects an investment gain, higher business volumes, higher spreads in Latin America, the benefit of the Banamex acquisition, continued rationalization of expenses in North America and Europe, and 2001 restructuring charges. The first quarter of 2002 included write-offs on trade finance exposures in Argentina. The CAPITAL MARKETS AND BANKING increase in the 2002 second quarter primarily reflects growth in Fixed Income, Sales & Trading and Equities and 2001 restructuring charges, partially offset by a higher provision for credit losses. The decrease in the 2002 six months primarily reflects declines in Equities, and Investment Banking and a higher provision for credit losses partially offset by 2001 restructuring charges. PRIVATE CLIENT increases in the 2002 second quarter and six months primarily reflect higher earnings on the bank deposit program, higher managed account revenue and 2001 restructuring charges, partially offset by reduced revenue from margin lending and a decline in client transactional volumes. GCIB Other income declined in the 2002 second quarter and six months, compared to the prior-year periods, mainly due to 2001 tax benefits and a second quarter 2001 gain on the sale of a building in Asia.

    The businesses of the GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. The businesses of the GCIB may be impacted by weak global economic conditions, stress in the telecommunications industry, market turmoil in Brazil, sovereign or regulatory actions, litigation expenses, settlements, continued crisis in Argentina, and other related factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

                                                                       THREE MONTHS                SIX MONTHS
                                                                          ENDED                       ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                              ------------------------------   -------------------
GCIB NET INCOME--REGIONAL VIEW                                                         %                                %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
------------------------------                                --------   --------   --------   --------   --------   --------
North America (excluding Mexico)............................   $  779     $  734        6       $1,686     $1,410       20
Mexico......................................................       45         22       NM          143         41       NM
Western Europe..............................................      115        102       13          159        279      (43)
Japan.......................................................       (3)         3       NM           20         99      (80)
Asia (excluding Japan)......................................      185        213      (13)         360        341        6
Latin America...............................................      187        150       25           87        311      (72)
Central & Eastern Europe, Middle East & Africa..............      141        100       41          272        251        8
                                                               ------     ------                ------     ------
TOTAL NET INCOME............................................   $1,449     $1,324        9       $2,727     $2,732       --
                                                               ======     ======                ======     ======

------------------------------

(1) Reclassified to conform to the current period's presentation.

NM Not meaningful




    Growth in GCIB in the 2002 second quarter and six months was led by North America (excluding Mexico), Mexico and CEEMEA, partially offset by a decline in Western Europe (in the six months) and Japan. North America (excluding Mexico) grew $45 million in the 2002 second quarter and $276 million in the 2002 six months, primarily reflecting increases in Fixed Income and 2001 restructuring charges, partially offset by a higher provision for credit losses. Mexico growth of $23 million in the 2002 second quarter and $102 million in the 2002 six months primarily reflects the acquisition of Banamex. Western Europe net income increased $13 million in the 2002 second quarter primarily due to 2001 restructuring charges, but decreased $120 million in the 2002 six months primarily due to lower revenue from derivatives and a higher provision for credit losses in the telecommunications industry. Japan net income declined $6 million in the 2002 second quarter and $79 million in the 2002 six months reflecting lower earnings from the investment in Nikko Cordial and strong trading results in the first quarter of 2001. Asia net income declined $28 million in the 2002 second quarter but increased $19 million in the 2002 six months due to a building sale in the 2001 second quarter, partially offset by growth in Sales & Trading. Latin America net income increased $37 million in the 2002 second quarter but declined $224 million in the 2002 six months primarily reflecting credit actions and redenomination losses in Argentina in the 2002 first quarter.

CEEMEA net income increased $41 million in the 2002 second quarter and $21 million in the 2002 six months primarily due to strong Sales & Trading results in the 2002 second quarter.

CAPITAL MARKETS AND BANKING

                                                                 THREE MONTHS                      SIX MONTHS
                                                                     ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                          2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                        --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................   $4,509     $4,153        9       $9,140     $9,325       (2)
Operating expenses..........................................    2,394      2,307        4        4,840      5,403      (10)
Provision for credit losses.................................      455        286       59        1,066        556       92
                                                               ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...................    1,660      1,560        6        3,234      3,366       (4)
Income taxes................................................      583        570        2        1,133      1,238       (8)
Minority interest, after-tax................................        3          5      (40)           5          9      (44)
                                                               ------     ------                ------     ------
NET INCOME..................................................   $1,074     $  985        9       $2,096     $2,119       (1)
                                                               ======     ======                ======     ======

------------------------------

(1) Reclassified to conform to the current period's presentation.

    CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including investment banking, institutional brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, Mexico and CEEMEA), CitiCapital and Lending.

    CAPITAL MARKETS AND BANKING net income of $1.074 billion and $2.096 billion in the 2002 second quarter and six months was up $89 million or 9% from the 2001 second quarter, but down $23 million or 1% from the 2001 six months. The increase in the 2002 second quarter primarily reflects increases in Fixed Income, Sales & Trading and Equities and 2001 restructuring charges of
$48 million (after-tax), partially offset by a higher provision for credit losses. The decrease in the 2002 six months primarily reflects decreases in Equities and Investment Banking as well as a higher provision for credit losses, partially offset by 2001 restructuring charges of $115 million (after-tax). WorldCom-related charges in CAPITAL MARKETS AND BANKING in the second quarter of 2002 included write-downs of bonds in Fixed Income and an increase in the loan loss reserve, partially offset by gains recognized under credit default swaps.

    Revenues, net of interest expense, of $4.509 billion and $9.140 billion in the 2002 second quarter and six months increased $356 million or 9% from the 2001 second quarter, but decreased $185 million or 2% from the 2001 six months, respectively. The increase in the 2002 second quarter was primarily due to increases in Fixed Income, Equities, Sales & Trading and the acquisition of Banamex. Fixed Income and Sales & Trading benefited from low interest rates and also included strong foreign exchange trading results. Growth in Equities primarily reflects market share gains in underwriting. The decrease in the 2002 six months primarily reflects declines in Equities and Investment Banking relative to strong levels in the first quarter of 2001 and decreases in Latin America mainly due to the 2002 first quarter redenomination losses in Argentina, partially offset by growth in Sales & Trading and Fixed Income combined with the acquisition of Banamex.

    Operating expenses were $2.394 billion in the 2002 second quarter, up $87 million or 4% primarily due to increases in compensation and benefits as a result of increases in production-related compensation and the acquisition of Banamex, partially offset by expense controls, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $42 million (pretax) and 2001 restructuring charges of $80 million (pretax). Operating expenses were down $563 million or 10% to $4.840 billion for the 2002 six months primarily due to lower compensation and benefits, declines in other operating and administrative expenses and 2001 restructuring charges of $192 million (pretax), partially offset by the acquisition of Banamex. Compensation and benefits decreased primarily due to declines in production-related compensation, savings from restructuring actions initiated in 2001 as well as prior-year restructuring charges. Other operating and administrative expenses declined primarily due to expense controls and a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $82 million (pretax).

    The provision for credit losses was $455 million in the 2002 second quarter, up $169 million from 2001 primarily due to exposures in the telecommunications industry. The provision for credit losses increased $510 million to $1.066 billion for the 2002 six months primarily due to exposures in the telecommunications industry and provisions for Argentina in the first quarter of 2002.

    Cash basis loans were $4.104 billion at June 30, 2002, $3.621 billion at March 31, 2002, $3.068 billion at December 31, 2001, and $2.469 billion at
June 30, 2001. Cash basis loans were up $1.635 billion from June 30, 2001 primarily due to borrowers in the telecommunications industry combined with increases in Mexico and Argentina. The increase in Mexico primarily reflects the acquisition of Banamex and includes exposures in steel, textile, food products and other industries. Cash basis loans increased $483 million from March 31, 2002 primarily due to borrowers in the telecommunications industry and Argentina.

PRIVATE CLIENT

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...................   $1,523     $1,508     1          $3,000     $3,057       (2)
Operating expenses..................................    1,198      1,187     1           2,363      2,423       (2)
Provision for credit losses.........................        2         (1)   NM               2         (1)      NM
                                                       ------     ------                ------     ------
INCOME BEFORE TAXES.................................      323        322    --             635        635       --
Income taxes........................................      119        121    (2)            234        239       (2)
                                                       ------     ------                ------     ------
NET INCOME..........................................   $  204     $  201     1          $  401     $  396        1
                                                       ======     ======                ======     ======

------------------------
(1) Reclassified to conform to the current period's presentation.

NM Not meaningful.

    PRIVATE CLIENT provides investment advice and financial planning and brokerage services, primarily through the network of Smith Barney Financial Consultants.

    PRIVATE CLIENT net income was $204 million in the 2002 second quarter, up
$3 million from the prior year, primarily reflecting higher earnings on the bank deposit program, higher managed account revenue and a prior-year restructuring charge of $5 million (after-tax), partially offset by reduced revenue from margin lending. Net income was $401 million in the 2002 six months, up
$5 million from the prior year, mainly due to higher managed account revenue, higher revenue from the bank deposit program and a prior-year restructuring charge of $6 million (after-tax), partially offset by lower revenue from margin lending and a decline in client transactional volumes.

    Revenues, net of interest expense, of $1.523 billion in the 2002 second quarter increased $15 million or 1% from the comparable prior-year period, primarily reflecting higher revenue from managed accounts and the bank deposit program, partially offset by a decline in revenue from margin lending. Revenues of $3.000 billion in the 2002 six months declined $57 million or 2%, mainly due to lower customer transactional activity and lower revenue from margin lending, partially offset by higher revenue from the bank deposit program and managed accounts.

    Total assets under fee based management were $186.9 billion as of June 30, 2002, down $19 billion or 9% from the prior-year period, primarily reflecting declining market values. Total client assets of $939 billion in the 2002 second quarter decreased $42 billion or 4% compared to the prior year primarily reflecting declining market values, partially offset by positive net flows. Net inflows were $9.4 billion in the 2002 second quarter and $25 billion in the 2002 six months compared to $3.7 billion and $21 billion in the comparable prior-year periods, respectively. PRIVATE CLIENT had 12,808 financial consultants as of June 30, 2002, compared with 12,802 as of June 30, 2001, and annualized revenue per financial consultant was $473,000 as of June 30, 2002, unchanged from the prior year.

                                                                                    %
IN BILLIONS OF DOLLARS                      JUNE 30, 2002    JUNE 30, 2001(1)     CHANGE
----------------------                      --------------   -----------------   --------
Consulting Group and Internally Managed
  Accounts................................      $137.4            $149.3            (8)
Financial Consultant Managed Accounts.....        49.5              57.0           (13)
                                                ------            ------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT...      $186.9            $206.3            (9)

Total Client Assets.......................      $  939            $  981            (4)

Annualized Revenue per FC (in thousands of
  dollars)................................      $  473            $  473            --
                                                ======            ======

------------------------

(1) Reclassified to conform to the current period's presentation.

    Operating expenses increased $11 million or 1% to $1.198 billion in the 2002 second quarter and decreased $60 million or 2% to $2.363 billion in the 2002 six months compared to the respective 2001 periods. The increase in the 2002 second quarter primarily reflects higher variable compensation, partially offset by a prior-year restructuring charge of $8 million (pretax). Operating expenses declined in the 2002 six months mainly due to lower variable compensation resulting from a decline in revenue combined with the impact of expense control initiatives and a prior-year restructuring charge of $9 million (pretax). The provision for credit losses totaled $2 million in both the 2002 second quarter and six months, up $3 million from the respective 2001 periods.

TRANSACTION SERVICES

                                                           THREE MONTHS
                                                               ENDED                         SIX MONTHS
                                                             JUNE 30,                      ENDED JUNE 30,
                                                        -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                    2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                  --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE.....................    $939       $891       5         $1,774     $1,793       (1)
Operating expenses....................................     626        715     (12)         1,270      1,464      (13)
Provision for credit losses...........................       3          3      --             72         10       NM
                                                          ----       ----                 ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST.............     310        173      79            432        319       35
Income taxes..........................................     104         67      55            144        122       18
Minority interest, after-tax..........................       2          3     (33)             3          3       --
                                                          ----       ----                 ------     ------
NET INCOME............................................    $204       $103      98         $  285     $  194       47
                                                          ====       ====                 ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

NM Not meaningful.

    TRANSACTION SERVICES--which provides cash management, trade finance, custody, clearing and depository services globally--reported net income of $204 million in the 2002 second quarter, up $101 million or 98% from 2001, and net income of $285 million for the 2002 six months, up $91 million or 47% from 2001, in each case reflecting the impact of an investment gain, higher volumes including the benefit of the Banamex acquisition, higher spreads in Latin America, continued rationalization of expenses in North America and Europe and prior-year restructuring-related charges of $13 million (after-tax). Net income in the 2002 six months included $44 million (after-tax) in trade finance write-offs in Argentina.

    As shown in the following table, average liability balances and assets under custody experienced strong growth versus the prior year. Average liability balances grew 12% led by Asia, Japan and Mexico. Assets under custody grew 20% with the improvement primarily in North America and Europe.

                       THREE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,       %
                                   2002                           2001                CHANGE
                       ----------------------------   ----------------------------   --------
Liability balances
  (AVERAGE IN
  BILLIONS)..........               $84                            $75                  12
Assets under custody
  (EOP IN
  TRILLIONS).........               5.4                            4.5                  20
                                    ===                            ===                 ===

    Revenues, net of interest expense, of $939 million in the 2002 second quarter increased $48 million or 5% from the comparable 2001 period, reflecting an investment gain, higher volumes including the benefit of the Banamex acquisition and higher spreads in Latin America, partially offset by lower spreads in all other regions. Total revenues, net of interest expense, of $1.774 billion in the six months ending June 30, 2002 decreased $19 million or 1% from the comparable 2001 period, primarily reflecting lower spreads in all regions except Latin America, partially offset by an investment gain, higher volumes including the benefit of the Banamex acquisition and higher spreads in Latin America.

    Operating expenses of $626 million and $1.270 billion in the 2002 second quarter and six months decreased $89 million or 12% and $194 million or 13% from the comparable 2001 periods, reflecting continued expense reductions in operations and technology as well as in the front office in North America and Europe, foreign currency translation benefits in Latin America and 2001 restructuring-related charges of $17 million (pretax) in both the 2001 second quarter and six months.

    The provision for credit losses of $3 million in the 2002 second quarter was unchanged from the comparable 2001 period. Provision for credit losses of $72 million for the six months ending June 30, 2002 was up $62 million from the comparable 2001 period, reflecting first quarter 2002 trade finance write-offs in Argentina.

    Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $380 million at June 30, 2002, $335 million at March 31, 2002, $444 million at December 31, 2001 and $100 million at June 30, 2001. Cash-basis loans at June 30, 2002 were up $280 million from June 30, 2001 principally due to the Banamex acquisition.

OTHER CORPORATE

                                                   THREE MONTHS           SIX MONTHS
                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                -------------------   -------------------
IN MILLIONS OF DOLLARS                            2002     2001(1)      2002     2001(1)
----------------------                          --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE.............   ($104)      ($18)     ($203)      ($83)
Operating expenses............................     (36)       (17)       (84)       (22)
                                                 -----       ----      -----       ----
INCOME BEFORE TAXES...........................     (68)        (1)      (119)       (61)
Income taxes..................................     (35)       (36)       (64)       (84)
                                                 -----       ----      -----       ----
NET LOSS......................................   ($ 33)      $ 35      ($ 55)      $ 23
                                                 =====       ====      =====       ====

------------------------

(1) Reclassified to conform to the current period's presentation.

    OTHER CORPORATE--which includes intra-GCIB segment eliminations, certain one time non-recurring items and tax amounts not allocated to GCIB products--reported a net loss of $33 million and $55 million for the 2002 second quarter and six months, respectively, compared to net income of $35 million and $23 million in the 2001 second quarter and six months. The net income in the prior-year periods was primarily due to a 2001 second quarter building sale in Asia and tax benefits in the first and second quarters of 2001.

CORPORATE PORTFOLIO REVIEW

    Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are carried at the lower of cost or collateral value. The following table summarizes corporate cash-basis loans at period-end and net credit losses for the corresponding three-month period.

                                                             JUNE 30,    MAR. 31,    DEC. 31,    JUNE 30,
IN MILLIONS OF DOLLARS                                         2002       2002(1)     2001(1)     2001(1)
----------------------                                       ---------   ---------   ---------   ---------
CORPORATE CASH-BASIS LOANS
  CitiCapital..............................................   $  644      $  674      $  625      $  495
  JENA(2)..................................................    1,074         924         900         654
  Other International(3)(4)................................    2,766       2,358       1,987       1,420
  Insurance Subsidiaries...................................       38          38          19          24
  Investment Activities....................................       51           1           2          13
                                                              ------      ------      ------      ------
TOTAL CORPORATE CASH-BASIS LOANS...........................   $4,573      $3,995      $3,533      $2,606
                                                              ======      ======      ======      ======
NET CREDIT LOSSES
  Capital Markets and Banking(4)...........................   $  481      $  414      $  781      $  285
  Transaction Services(4)..................................        3          69          10           2
  Private Client...........................................        1           2          --          --
                                                              ------      ------      ------      ------
TOTAL NET CREDIT LOSSES....................................   $  485      $  485      $  791      $  287
                                                              ======      ======      ======      ======
CORPORATE ALLOWANCE FOR CREDIT LOSSES......................   $4,681      $4,788      $4,581      $4,003
As a percentage of total corporate loans...................     3.28%       3.37%       3.19%       2.79%
                                                              ======      ======      ======      ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) JENA includes Japan, Western Europe, and North America.

(3) Other International includes Asia (excluding Japan), Mexico, Latin America, and CEEMEA.

(4) Includes Banamex cash-basis loans and net credit losses in the 2002 first and second quarters and the 2001 fourth quarter.

    Corporate cash-basis loans were $4.573 billion, $3.995 billion, $3.533 billion, and $2.606 billion at June 30, 2002, March 31, 2002,
December 31, 2001 and June 30, 2001, respectively. Cash-basis loans increased $1.967 billion from June 30, 2001 primarily due to increases in JENA, Other International, and CitiCapital. JENA increased primarily due to exposures in the telecommunications industry. Other International increased primarily due to increases in Mexico and Argentina. The increase in Mexico primarily reflects the acquisition of Banamex and includes exposures in steel, textile, food products and other industries. CitiCapital increased primarily due to equipment finance loans. Cash basis loans increased $578 million from March 31, 2002 primarily due to increases in JENA and Other International. JENA increased primarily due to borrowers in the telecommunications industry, and Other International increased primarily due to Argentina.

    Total corporate net credit losses of $485 million in the 2002 second quarter increased $198 million from the 2001 second quarter primarily due to an increase of $196 million in CAPITAL MARKETS AND BANKING primarily reflecting higher net credit losses in the telecommunications industry, in equipment finance and in Argentina.

    Brazil is experiencing market turmoil as a result of uncertainty about the upcoming presidential elections and its ability to service its government and external debt. Citigroup continues to monitor the situation closely. For further details on Citigroup's cross-border exposure to Brazil, please see Management of Cross-Border Risk on page 41.

    Citigroup's allowance for credit losses of $10.437 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $4.681 billion at June 30, 2002 compared to $4.788 billion at March 31, 2002, and $4.003 billion at June 30, 2001. The allowance attributed to the corporate portfolio as a percentage of loans was 3.28% at June 30, 2002, as compared to 3.37% at March 31, 2002 and 2.79% at
June 30, 2001. The $107 million or 9 basis point decrease in the allowance from the 2002 first quarter primarily reflects Argentina write-offs, the reclassification of $60 million to "Other Liabilities" for reserves related to letters of credit, the impact of declining foreign exchange rates in Mexico, and a decrease in reserves in CitiCapital due to improvements in credit quality in the transportation leasing portfolio, partially offset by additional reserves for the telecommunications industry. The $678 million or 49 basis point increase from the 2001 second quarter primarily reflects the acquisition of Banamex and additional reserves for Argentina. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans may increase from the 2002 second quarter levels due to weak global economic conditions, stress in the telecommunications industry, market turmoil in Brazil, sovereign or regulatory actions, the continued economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements "on page 38.

GLOBAL INVESTMENT MANAGEMENT

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...................   $2,165     $1,881    15          $4,109     $3,959        4
Operating expenses..................................      690        684     1           1,376      1,381       --
Provision for benefits, claims and credit losses....      735        572    28           1,357      1,326        2
                                                       ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST...........      740        625    18           1,376      1,252       10
Income taxes........................................      234        220     6             438        445       (2)
Minority interest, after-tax........................        1         --    --               1          1       --
                                                       ------     ------                ------     ------
NET INCOME..........................................   $  505     $  405    25          $  937     $  806       16
                                                       ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

    GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANKING and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth and retail clients.

    Global Investment Management net income of $505 million in the 2002 second quarter and $937 million in the 2002 six months was up $100 million or 25% and $131 million or 16% from the comparable 2001 periods. LIFE INSURANCE AND ANNUITIES net income was $255 million in the 2002 second quarter and $459 million in the 2002 six months, up $19 million or 8% and $8 million or 2% from the comparable 2001 periods. The $19 million increase in net income at LIFE INSURANCE AND ANNUITIES from the 2001 second quarter primarily reflects the Banamex acquisition, the benefit from the release of an Amparos reserve and higher insurance premium revenues due to increased business volumes, partially offset by lower net investment income including the absence of prior-year real estate transactions. The $8 million increase in net income at LIFE INSURANCE AND ANNUITIES from the 2001 six months primarily reflects the Banamex acquisition and higher earnings in Latin America, partially offset by lower net investment income. PRIVATE BANKING net income was $113 million in the 2002 second quarter and $223 million in the 2002 six months, up $25 million or 28% and $40 million or 22% from the comparable 2001 periods. The increase in net income at PRIVATE BANKING from the 2001 periods primarily reflects continued customer revenue momentum across a range of products, including client trading activity and lending, and the impact of lower interest rates, partially offset by increased expenses due to higher employee-related and technology costs. ASSET MANAGEMENT net income was $137 million in the 2002 second quarter and $255 million in the 2002 six months, up $56 million or 69% and $83 million or 48% from the comparable 2001 periods. The increase in net income at ASSET MANAGEMENT from the 2001 periods primarily reflects the Banamex acquisition, increased asset-based fees and lower expenses, partially offset by the impact of weak global equity markets and a decline in the Latin America region, primarily due to the continuing economic crisis in Argentina.

GLOBAL INVESTMENT MANAGEMENT
NET INCOME - REGIONAL VIEW

                                                             THREE MONTHS                      SIX MONTHS
                                                                 ENDED                            ENDED
                                                               JUNE 30,                         JUNE 30,
                                                          -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                      2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                    --------   --------   --------   --------   --------   --------
North America (excluding Mexico)........................    $352       $352      --          $709       $679         4
Mexico..................................................      70         10      NM           118         17        NM
Western Europe..........................................       3         (1)     NM            (4)        --        --
Japan...................................................      16          6      NM            32         14        NM
Asia (excluding Japan)..................................      28         14     100            55         41        34
Latin America...........................................      31         16      94            18         39       (54)
Central & Eastern Europe, Middle East & Africa..........       5          8     (38)            9         16       (44)
                                                            ----       ----                  ----       ----
TOTAL NET INCOME........................................    $505       $405      25          $937       $806        16
                                                            ====       ====                  ====       ====

------------------------

(1) Reclassified to conform to the current period's presentation.

NM Not meaningful

    GLOBAL INVESTMENT MANAGEMENT net income increased $100 million in the 2002 second quarter and $131 million in the 2002 six months from the comparable 2001 periods primarily driven by Mexico, Latin America, Asia and Japan in the quarter over quarter comparison and by Mexico, North America, Japan and Asia, partially offset by a decline in Latin America, in the six-month comparison.

    Mexico net income increased $60 million and $101 million in the 2002 second quarter and six months from the comparable 2001 periods, primarily reflecting the Banamex acquisition, which impacted the LIFE INSURANCE AND ANNUITIES and the ASSET MANAGEMENT businesses. Latin America net income increased $15 million and decreased $21 million in the 2002 second quarter and six-month periods, respectively, over the comparable 2001 periods. The quarter over quarter comparison increase includes the release of an Amparos reserve (which was offset by a change in Retail Banking) and the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the peso devaluation, partially offset by a decline in Asset Management relating to the economic crisis in Argentina. The six-month period decline primarily relates to an overall decrease in Argentina business levels and includes the impact of the peso devaluation. Asia net income increased $14 million in both the 2002 second quarter and six months over the comparable 2001 periods, primarily relating to investment income in LIFE INSURANCE AND ANNUITIES and increased client trading activity and lending in PRIVATE BANKING. Japan net income increased $10 million and $18 million in the 2002 second quarter and six months, respectively, over the comparable 2001 periods primarily reflecting increased client trading activity and placement fees in PRIVATE BANKING. North America net income was flat in the 2002 second quarter and increased $30 million in the 2002 six-month period over the comparable 2001 periods. The $30 million increase reflects continued customer revenue momentum in PRIVATE BANKING and increased asset-based fees and lower expenses in ASSET MANAGEMENT, partially offset by lower net investment income in LIFE INSURANCE AND ANNUITIES.

LIFE INSURANCE AND ANNUITIES

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...................   $1,216     $1,014    20          $2,218     $2,184        2
Provision for benefits and claims...................      735        571    29           1,351      1,323        2
Operating expenses..................................      112         94    19             204        191        7
                                                       ------     ------                ------     ------
INCOME BEFORE TAXES.................................      369        349     6             663        670       (1)
Income taxes........................................      114        113     1             204        219       (7)
                                                       ------     ------                ------     ------
NET INCOME(2).......................................   $  255     $  236     8          $  459     $  451        2
                                                       ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Excludes investment gains/losses included in Proprietary Investment Activities segment.

    LIFE INSURANCE AND ANNUITIES comprises Travelers Life and Annuity and International Insurance Manufacturing. These businesses offer a broad range of life insurance and annuity products and services including individual life insurance and COLI products, and individual annuity and group annuity products, including fixed and variable annuities. The International Insurance Manufacturing business primarily has operations in Latin America, Mexico, Western Europe, and Asia.

    LIFE INSURANCE AND ANNUITIES net income was $255 million and $459 million in the 2002 second quarter and six months, respectively, up $19 million or 8% and $8 million or 2% from the comparable periods of 2001. The $19 million increase in net income from the 2001 second quarter reflects an increase of $43 million for International Insurance Manufacturing, partially offset by a decrease of $24 million in Travelers Life and Annuity. The $8 million increase in net income from the 2001 six months reflects an increase of $41 million at International Insurance Manufacturing, partially offset by a decrease in net income of $33 million in Travelers Life and Annuity.

    Net income for Travelers Life and Annuity of $206 million and $406 million in the 2002 second quarter and six months declined $24 million or 10% and $33 million or 8% from the comparable periods of 2001, as lower net investment income, which included the absence of prior-year real estate transactions, were partially offset by business volume growth and continued expense management, including a change in deferred policy acquisition costs. Business volumes were strong during the 2002 second quarter with double-digit growth in group annuity account balances and net written premiums, and in individual life net written premiums versus the prior-year second quarter. These increases reflected growth in retirement savings and estate planning products, primarily in Guaranteed Investment Contracts (GICs), and were partially offset by a decline in individual annuity net written premiums due to negative market action.

    Net income for International Insurance Manufacturing of $49 million and $53 million in the 2002 second quarter and six months increased $43 million and $41 million, respectively, from the comparable periods in 2001. The $43 million increase in net income from the 2001 second quarter primarily reflects a $23 million increase in Latin America, a $13 million increase in Mexico due to the Banamex acquisition and a $6 million increase in Asia. The $23 million increase in Latin America is due to a release of an Amparos reserve and the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the peso devaluation. The $41 million increase from the 2001 six months primarily reflects an $18 million increase in Mexico due to the Banamex acquisition, a $16 million increase in Latin America and a $7 million increase in Asia. The increase in Latin America primarily resulted from lower benefits and claims expense, and a benefit in the 2002 six months from a redenomination gain.

TRAVELERS LIFE AND ANNUITY

    The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues.

    The following table shows net written premiums and deposits by product line:

                                                         THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                      -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                  2002       2001      CHANGE      2002       2001      CHANGE
----------------------                                --------   --------   --------   --------   --------   --------
INDIVIDUAL ANNUITIES
  Fixed.............................................   $  603     $  572      5         $1,217     $  999       22
  Variable..........................................      916      1,068    (14)         1,814      2,167      (16)
  Individual payout.................................       12         15    (20)            26         34      (24)
GICS AND OTHER GROUP ANNUITIES......................    2,350      1,397     68          3,875      3,899       (1)

INDIVIDUAL LIFE INSURANCE
  Direct periodic premiums and deposits.............      177        142     25            410        329       25
  Single premium deposits...........................       72         48     50            148         95       56
  Reinsurance.......................................      (28)       (24)   (17)           (54)       (46)     (17)
                                                       ------     ------                ------     ------
                                                       $4,102     $3,218     27         $7,436     $7,477       (1)
                                                       ======     ======                ======     ======

    Individual annuities account balances were $29.2 billion at June 30, 2002, slightly down from $30.0 billion at December 31, 2001 and $29.7 at June 30, 2001, primarily reflecting declines in market values of variable annuity investments, partially offset by good in force retention. Net written premiums and deposits for individual annuities in the 2002 second quarter and six months were $1.531 billion and $3.057 billion, respectively, down from $1.655 billion and $3.200 billion in the comparable periods of 2001. The decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to current market conditions, but was partially offset by fixed annuity sales increases over the prior-year periods. Continued penetration into outside broker-dealer channels reflect the ongoing effort to build market share during declining market conditions.

    Group annuity account balances and benefit reserves reached $22.5 billion at June 30, 2002, up from $21.0 billion at December 31, 2001 and $19.4 billion at June 30, 2001. The group annuity business experienced continued strong sales momentum in structured settlement products and both variable and fixed rate GICs. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $2.350 billion and $3.875 billion in the 2002 second quarter and six months, respectively, compared to $1.397 billion and $3.899 billion in the comparable periods of 2001.

    Total premiums and deposits for individual life insurance of $221 million and $504 million in the 2002 second quarter and six months, respectively, were 33% ahead of the $166 million and $378 million for the comparable periods of 2001, driven by independent agent, high end, and retirement and estate planning. Life insurance in force was $79.6 billion at June 30, 2002, up from $75.0 billion at year-end 2001 and $71.0 billion at June 30, 2001.

PRIVATE BANKING

                                                             THREE MONTHS                      SIX MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                          -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                      2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                    --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE.......................    $427       $376       14         $850       $768        11
Operating expenses......................................     261        237       10          518        476         9
Provision for credit losses.............................      --          1     (100)           6          3       100
                                                            ----       ----                  ----       ----
INCOME BEFORE TAXES.....................................     166        138       20          326        289        13
Income taxes............................................      53         50        6          103        106        (3)
                                                            ----       ----                  ----       ----
NET INCOME..............................................    $113       $ 88       28         $223       $183        22
                                                            ====       ====                  ====       ====
Average assets (IN BILLIONS OF DOLLARS).................    $ 29       $ 26       12         $ 29       $ 26        12
Return on assets........................................    1.56%      1.36%                 1.55%      1.42%
                                                            ----       ----                  ----       ----
Client business volumes under management (IN BILLIONS OF
  DOLLARS)..............................................    $163       $151        8         $163       $151         8
                                                            ====       ====                  ====       ====

------------------------

(1) Reclassified to conform to the current period's presentation.

    PRIVATE BANKING provides personalized wealth management services for high net worth clients around the world. PRIVATE BANKING net income was $113 million in the 2002 second quarter and $223 million in the 2002 six months, up
$25 million or 28% and $40 million or 22% from the 2001 periods, primarily reflecting continued customer revenue momentum across most products and the impact of lower interest rates, partially offset by increased expenses.

    Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $163 billion at the end of the 2002 second quarter, up $12 billion or 8% from $151 billion at the end of the 2001 second quarter and reflects increases in most major product lines, including an increase of $5 billion in banking and fiduciary deposits and $4 billion in loans. Regionally, the increase primarily reflects continued growth in North America, Asia and Japan.

    Revenues, net of interest expense, were $427 million in the 2002 second quarter and $850 million in the six months, up $51 million or 14% and $82 million or 11% from the respective 2001 periods. Revenue growth was primarily driven by continued customer revenue momentum across a range of products including client trading activity, lending, and the benefit of lower interest rates. In the 2002 second quarter and six months, the increase in revenues reflects continued favorable trends in North America (including Mexico), up $30 million or 19% and $64 million and 21%, respectively, from the comparable 2001 periods. International revenues increased $21 million or 9% from the 2001 second quarter and $18 million or 4% from the 2001 six months, primarily due to growth in Japan and Asia.

    Operating expenses of $261 million and $518 million in the 2002 second quarter and six months were up $24 million or 10% and $42 million or 9% from the respective 2001 periods, primarily reflecting higher levels of employee-related expenses (including European severance costs) partially due to increased front-end sales and servicing capabilities and investment spending in technology. Operating expenses include restructuring charges of $3 million pretax ($2 million after-tax) in the 2002 first quarter and $7 million pretax ($4 million after-tax) in the 2001 second quarter, primarily relating to North America and Latin America.

    The provision for credit losses was $6 million in the 2002 six months, up $3 million from the year-ago period, primarily reflecting higher write-offs. Loans 90 days or more past due at the 2002 quarter-end were $193 million or 0.67% of total loans outstanding, compared with $64 million or 0.26% at the end of the 2001 second quarter, and reflects increases in North America, Western Europe, Japan and CEEMEA.

    Average assets of $29 billion in the 2002 second quarter increased
$3 billion or 12% from $26 billion in the 2001 second quarter, primarily due to higher mortgage financing, and margin and tailored lending.

ASSET MANAGEMENT

                                                           THREE MONTHS                      SIX MONTHS
                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                        -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                                    2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                                  --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE.....................    $522       $491       6         $1,041     $1,007        3
Operating expenses....................................     317        353     (10)           654        714       (8)
                                                          ----       ----                 ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST.............     205        138      49            387        293       32
Income taxes..........................................      67         57      18            131        120        9
Minority interest, after-tax..........................       1         --      --              1          1       --
                                                          ----       ----                 ------     ------
NET INCOME............................................    $137       $ 81      69         $  255     $  172       48
                                                          ====       ====                 ======     ======
Assets under management (IN BILLIONS OF DOLLARS)(2)...    $442       $418       6         $  442     $  418        6
                                                          ====       ====                 ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Includes $29 billion and $28 billion in 2002 and 2001, respectively, for PRIVATE BANKING clients.

    ASSET MANAGEMENT comprises the substantial resources that are available through its three primary asset management business platforms--Smith Barney Asset Management, Salomon Brothers Asset Management, and Citibank Asset Management--along with the pension administration businesses of Global Retirement Services. These businesses offer institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments, variable annuities (through affiliated and third-party insurance companies), and pension administration.

    Net income of $137 million and $255 million in the 2002 second quarter and six months was up $56 million or 69% and $83 million or 48% from the comparable 2001 periods, primarily due to the Banamex acquisition, which impacted both ASSET MANAGEMENT and Global Retirement Services, decreased expenses and increased asset-based fees, partially offset by the impact of negative market action, the cumulative impact of outflows of U.S. retail Money Market funds to the Bank Deposit Program and a decline in Latin America Retirement Services due to the continuing economic crisis in the region. The six-month period was additionally impacted by the absence of prior-year one-time fees.

    Assets under management for the 2002 second quarter rose 6% from the 2001 second quarter to $442 billion, primarily reflecting strong net flows of $54 billion and the impact of the Banamex acquisition, partially offset by negative market action of $33 billion and the cumulative impact of the transfers of U.S. retail Money Market assets to the Bank Deposit Program. Institutional client assets were $162 billion at June 30, 2002, up $31 billion or 24% compared to the 2001 second quarter reflecting the cumulative impact of institutional money market funds and long-term product flows, partially offset by negative market action. Retail and Private Bank client assets were $220 billion, down $12 billion or 5% compared to a year ago, primarily reflecting the impact of negative market action and the cumulative impact of the Bank Deposit Program, partially offset by the Banamex acquisition. Citigroup Alternative Investments assets were $50 billion at June 30, 2002, up $2 billion or 4% from the prior-year period. Retirement Services assets were $10 billion at June 30, 2002, up $3 billion or 38% from the prior-year period, primarily due to the Banamex acquisition, partially offset by a decline in Latin America Retirement Services due to the continuing economic crisis in the region.

    Sales of proprietary mutual funds and managed account products at SSB were $6.4 billion in the 2002 second quarter, down 13% from the 2001 second quarter and represented 51% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network decreased 23% to $2.3 billion in the 2002 second quarter compared to the prior-year quarter, representing 45% of total sales, including $1.3 billion in International and $1.0 billion in the U.S., of which Primerica sold $0.6 billion of proprietary U.S. mutual and money funds, representing 74% of Primerica's total U.S. mutual and money funds sales in the 2002 second quarter compared to 66% in the 2001 second quarter.

    Revenues, net of interest expense, of $522 million and $1.041 billion in the 2002 second quarter and six months increased $31 million or 6% and $34 million or 3% from the 2001 second quarter and six months, respectively, primarily due to the Banamex acquisition and increased asset-based fees, partially offset by a decline in Latin America Retirement Services due to the continuing economic crisis in the region, the impact of negative market action and the cumulative impact of outflows of U.S. retail Money Market funds to the Bank Deposit Program. The six-month period was additionally impacted by the absence of prior-year one-time fees.

    Operating expenses of $317 million and $654 million in the 2002 second quarter and six months declined $36 million or 10% and $60 million or 8% from the comparable 2001 periods, primarily reflecting a decline in Latin America Retirement Services due to the continuing economic crisis in the region, the absence of goodwill and indefinite-lived intangible asset amortization in 2002 and reduced advertising and marketing expenses, partially offset by the impact of the Banamex acquisition. Operating expenses include restructuring charges of $12 million pretax ($8 million after-tax) in the 2002 first quarter, relating to Latin America, and $6 million pretax ($3 million after-tax) in the 2001 second quarter, primarily relating to Western Europe.

PROPRIETARY INVESTMENT ACTIVITIES

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
IN MILLIONS OF DOLLARS                                          2002     2001(1)      2002     2001(1)
----------------------                                        --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................   ($254)      $311      ($137)      $352
Operating expenses..........................................      29         18         62         50
                                                               -----       ----      -----       ----
INCOME BEFORE TAXES AND MINORITY INTEREST...................    (283)       293       (199)       302
Income taxes (benefits).....................................    (102)        86        (68)        90
Minority interest, after-tax................................       9         (1)         8         (2)
                                                               -----       ----      -----       ----
NET INCOME..................................................   ($190)      $208      ($139)      $214
                                                               =====       ====      =====       ====

------------------------

(1) Reclassified to conform to the current period's presentation.

    PROPRIETARY INVESTMENT ACTIVITIES comprises Citigroup's venture capital activities, realized investment gains (losses) from sales or write-downs of certain insurance-related investments (excludes gains/losses relating to the Property and Casualty segment), results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and, since August 2001, the Banamex investment portfolio.

    Revenues, net of interest expense, are comprised of ($69) million and $310 million from proprietary investments and ($185) million and $1 million from net realized gains (losses) from insurance-related investments for the 2002 second quarter and 2001 second quarter, respectively. In the six-month periods, revenues, net of interest expense, are comprised of $23 million and $236 million from proprietary investments and ($160) million and $116 million from net realized gains (losses) from insurance-related investments for 2002 and 2001, respectively.

    Revenues, net of interest expense, of ($254) million for the 2002 second quarter decreased $565 million from the 2001 second quarter, primarily reflecting higher impairment write-downs in insurance-related and other proprietary investments, including $203 million in pretax write-downs on WorldCom-related investments and lower venture capital results, partially offset by higher realized gains in the insurance-related investments.

    For the 2002 six months, revenues, net of interest expense, of ($137) million decreased $489 million from the 2001 six-month period, primarily reflecting higher impairment write-downs in insurance-related and other proprietary investments, including $203 million on WorldCom and $153 million on certain investments in Argentina, and lower venture capital results, partially offset by realized gains from sales in the venture capital portfolio.

    Operating expenses of $29 million and $62 million in the 2002 second quarter and six months increased $11 million and $12 million, respectively, from the comparable 2001 periods, primarily due to increased venture capital costs, partially related to a majority-owned venture capital fund which was established in late 2001.

    Minority interest, net of tax, increased in both the 2002 second quarter and six-month periods from the comparable 2001 periods, primarily due to the net impact of majority-owned investment funds established in late 2001.

    Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

CORPORATE/OTHER

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
IN MILLIONS OF DOLLARS                                          2002     2001(1)      2002     2001(1)
----------------------                                        --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE...........................    $273      ($105)     $ 369      ($237)
Operating expenses..........................................     217        160        403        304
Provisions for benefits, claims, and credit losses..........      (8)        (2)       (18)        (2)
Gain on sale of stock by subsidiary.........................      --         --      1,270         --
                                                                ----      -----      -----      -----
INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES..............................      64       (263)     1,254       (539)
Income taxes (benefits).....................................      35        (85)       237       (165)
Minority interest, net of taxes.............................      (6)         1         (1)         1
                                                                ----      -----      -----      -----
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES...................................................      35       (179)     1,018       (375)
Cumulative effect of accounting changes, net of taxes.......      --       (116)       (47)      (158)
                                                                ----      -----      -----      -----
NET INCOME (LOSS)...........................................    $ 35      ($295)     $ 971      ($533)
                                                                ====      =====      =====      =====

------------------------

(1) Reclassified to conform to the current period's presentation.

    CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses, and the gain on the sale of stock by a subsidiary relating to the TPC IPO in the 2002 first quarter.

    Revenues, net of interest expense, of $273 million and $369 million in the 2002 second quarter and six months increased $378 million and $606 million, respectively, from the 2001 periods, primarily reflecting lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily relate to favorable interest rate positioning and lower funding costs, including the impacts of lower interest rates and earnings on the cash received from the TPC initial public offering, partially offset by the impact of increased borrowing levels. Operating expenses of $217 million and $403 million in the 2002 second quarter and six months increased $57 million and $99 million from the respective prior-year periods primarily due to higher intersegment eliminations, partially offset by lower employee related costs and a decrease in certain net unallocated corporate costs. The decreases in the provisions for benefits, claims, and credit losses in both the 2002 second quarter and six months from the comparable 2001 periods are the result of higher intersegment eliminations.

    The gain on sale of stock by a subsidiary of $1.270 billion ($1.061 billion after-tax) is the result of TPC's IPO of 231 million shares of its class A common stock in the 2002 first quarter (see Note 3 to Unaudited Consolidated Financial Statements). The cumulative effect of accounting changes of $47 million in the 2002 six-month period reflects the 2002 first quarter impact of adopting SFAS No. 142 relating to goodwill and indefinite-lived intangible assets. The cumulative effect of accounting changes of $116 million in the 2001 second quarter reflects the impact of adopting EITF 99-20. The 2001 six-month period also reflects a $42 million charge related to the 2001 first quarter adoption of SFAS No. 133. See Note 2 of Notes to Unaudited Consolidated Financial Statements for further details of the cumulative effect of accounting changes.

PROPERTY AND CASUALTY

                                                  THREE MONTHS                      SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                               -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                           2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                         --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE............   $3,280     $3,153        4       $6,477     $6,364        2
Claims and claim adjustment expenses.........    2,094      1,918        9        4,080      3,702       10
Operating expenses...........................      750        771       (3)       1,506      1,538       (2)
                                                ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST....      436        464       (6)         891      1,124      (21)
Income taxes.................................      104        123      (15)         214        315      (32)
Minority interest, after-tax.................       77         --       --           77         --       --
                                                ------     ------                ------     ------
NET INCOME...................................   $  255     $  341      (25)      $  600     $  809      (26)
                                                ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

    PROPERTY AND CASUALTY--which primarily reflects the operations of TPC including the results of its Personal Lines business, Commercial Lines business, Interest and Other, which includes interest expense, certain corporate income and expenses which have not been allocated to the business lines and Realized Investment Portfolio Gains (Losses)--reported net income of $255 million and $600 million in the 2002 second quarter and six months, respectively, compared to $341 million and $809 million in the comparable periods of 2001. Net income for the 2002 second quarter and six months reflects the recognition of minority interest resulting from the sale of 23.1% of TPC to the public in the 2002 first quarter. Also contributing to the decrease in net income in the 2002 second quarter and six months compared to the 2001 periods were increased loss cost trends, unfavorable prior-year reserve development in the current periods versus favorable prior-year reserve development in the prior-year periods, lower net investment income and lower realized investment portfolio gains, partially offset by the benefit of rate increases, lower catastrophe losses and lower interest expense.

    In late March 2002, TPC completed its initial public offering of 231 million shares of its class A common stock, representing approximately 23.1% of its outstanding equity securities, for net proceeds after underwriting discount of $4.1 billion. Citigroup recognized an after-tax gain of $1.061 billion ($1.270 billion pretax) as a result of the TPC offering. Citigroup will make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC in August 2002, such that following the distribution, Citigroup will remain a holder of approximately 9.9% of TPC's outstanding equity securities. Income statement minority interest was recognized on the initial public offering portion beginning on April 1, 2002.

PERSONAL LINES

                                                  THREE MONTHS                      SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                               -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                           2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                         --------   --------   --------   --------   --------   --------
REVENUES.....................................   $1,183     $1,117        6       $2,338     $2,209        6
Claims and claim adjustment expenses.........      818        793        3        1,604      1,481        8
Operating expenses...........................      269        263        2          541        528        2
                                                ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST....       96         61       57          193        200       (4)
Income taxes.................................       27         16       69           54         60      (10)
Minority interest, after-tax.................       16         --       --           16         --       --
                                                ------     ------                ------     ------
NET INCOME(2)................................   $   53     $   45       18       $  123     $  140      (12)
                                                ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Excludes investment gains/losses included in Property and Casualty Realized Investment Portfolio gains (loss) table.

    PERSONAL LINES--which writes all types of property and casualty insurance covering personal risks--reported net income of $53 million and $123 million in the 2002 second quarter and six months, respectively, compared to $45 million and $140 million in the prior-year periods. Net income for the 2002 second quarter and six months reflects the recognition of minority interest resulting from the sale of 23.1% of TPC to the public in the 2002 first quarter. The increase in income before minority interest for the 2002 second quarter compared to the 2001 second quarter was principally due to lower catastrophe losses. Earnings also benefited from rate increases that continue to exceed loss cost trends, the absence of goodwill and indefinite-lived intangible asset amortization in 2002 and the ongoing focus on expense management. These factors were partly offset by unfavorable prior-year reserve development in the current quarter versus favorable prior-year reserve development in the prior-year quarter and by lower net investment income. Income before minority interest for the 2002 six-month period was essentially flat compared to the 2001 six-month period, reflecting the effects of increased loss cost trends, unfavorable prior-year reserve development in the current six-month period versus favorable prior-year reserve development in the prior-year six-month period and lower net investment income, offset by the benefit of rate increases, lower catastrophe losses, the absence of goodwill and indefinite-lived intangible asset amortization and the ongoing focus on expense management.










    The following table shows net written premiums by product line:

                                                  THREE MONTHS                     SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                               -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                           2002       2001      CHANGE      2002       2001      CHANGE
----------------------                         --------   --------   --------   --------   --------   --------
Personal automobile..........................   $  715     $  669        7       $1,402     $1,308        7
Homeowners and other.........................      459        404       14          809        727       11
                                                ------     ------                ------     ------
Total net written premiums...................   $1,174     $1,073        9       $2,211     $2,035        9
                                                ======     ======                ======     ======

    Personal Lines net written premiums for the 2002 second quarter and six months were $1.174 billion and $2.211 billion, respectively, compared to $1.073 billion and $2.035 billion in the prior-year periods. The increase in net written premiums in the 2002 second quarter and six months compared to the 2001 second quarter and six months, primarily reflects rate increases implemented in both the automobile and homeowners product lines. The business retention levels in the 2002 second quarter and six months remain consistent with the comparable periods in 2001.

    Catastrophe losses, net of taxes and reinsurance, were $14 million and $25 million in the 2002 second quarter and six months, respectively, compared to $42 million in both of the comparable periods of 2001. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter, a wind and hailstorm in Maryland and Virginia in the second quarter. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in Texas and the Midwest in the second quarter.

    The statutory combined ratio for Personal Lines in the 2002 second quarter and six months was 100.4% and 100.8%, respectively, compared to 104.4% and 101.4% in the comparable periods of 2001. The GAAP combined ratio for Personal Lines in the 2002 second quarter and six months was 99.5% and 100.9%, respectively, compared to 103.7% and 101.4% in the comparable periods of 2001. GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

    The decrease in the statutory and GAAP combined ratios for the 2002 second quarter and six months from the comparable 2001 periods was primarily due to the benefit of rate increases, lower catastrophe losses and expense management, largely offset by increased loss cost trends and unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months.

    The impact of prior-year reserve development was an increase in both the 2002 second quarter and six months statutory and GAAP combined ratios of 0.4%, compared to a decrease of 1.4% and 1.0% in the comparable periods of 2001.

COMMERCIAL LINES

                                                  THREE MONTHS                   SIX MONTHS ENDED
                                                 ENDED JUNE 30,                      JUNE 30,
                                               -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                           2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                         --------   --------   --------   --------   --------   --------
REVENUES.....................................   $2,173     $2,040        7       $4,220     $4,034        5
Claims and claim adjustment expenses.........    1,276      1,125       13        2,476      2,221       11
Operating expenses...........................      484        504       (4)         969      1,000       (3)
                                                ------     ------                ------     ------
INCOME BEFORE TAXES AND MINORITY INTEREST....      413        411       --          775        813       (5)
Income taxes.................................      102        109       (6)         186        215      (13)
Minority interest, after-tax.................       72         --       --           72         --       --
                                                ------     ------                ------     ------
NET INCOME(2)................................   $  239     $  302      (21)      $  517     $  598      (14)
                                                ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Excludes investment gains/losses included in Property and Casualty Realized Investment Portfolio gains (loss) table.

    COMMERCIAL LINES--which offers a broad array of property and casualty insurance and insurance-related services through brokers and independent agencies--reported net income of $239 million and $517 million in the 2002 second quarter and six months compared to $302 million and $598 million in the prior-year periods. Net income for the 2002 second quarter and six months reflects the recognition of minority interest resulting from the sale of 23.1% of TPC to the public in the 2002 first quarter. The decrease in net income for the 2002 second quarter and six months compared to the 2001 second quarter and six months was largely due to minority interest. The increase in income before minority interest for the 2002 second quarter compared to the 2001 second quarter was driven by rate increases considerably in excess of loss cost trends, higher production levels, no catastrophe losses in the 2002 second quarter compared to $13 million in the 2001 second quarter, the absence of goodwill and indefinite-lived intangible asset amortization and the ongoing focus on expense management. These factors were partly offset by unfavorable prior-year reserve development in the current quarter versus favorable prior-year reserve development in the prior-year quarter and by lower net investment income. Income before minority interest for the 2002 six-month period compared to the 2001 six-month period reflects the effects of unfavorable prior-year reserve development in the current six-month period versus favorable prior-year reserve development in the comparable prior-year period and lower net investment income, largely offset by the benefit of rate increases in excess of loss cost trends, no catastrophe losses in the 2002 six-month period compared to $21 million in the 2001 six-month period, the absence of goodwill and indefinite-lived intangible asset amortization and the ongoing focus on expense management.

    Net written premiums by market were as follows:

                                                  THREE MONTHS                   SIX MONTHS ENDED
                                                 ENDED JUNE 30,                      JUNE 30,
                                               -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                           2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                         --------   --------   --------   --------   --------   --------
National Accounts............................   $  197     $   77    NM          $  294     $  203       45
Commercial Accounts..........................      912        708    29           1,771      1,469       21
Select Accounts..............................      473        440     8             928        869        7
Bond.........................................      160        142    13             291        310       (6)
Gulf.........................................      180        189    (5)            325        364      (11)
                                                ------     ------                ------     ------
TOTAL NET WRITTEN PREMIUMS...................   $1,922     $1,556    24          $3,609     $3,215       12
                                                ======     ======                ======     ======

------------------------

(1) Reclassified to conform to the current period's presentation.
NM Not meaningful

    Commercial Lines net written premiums for the 2002 second quarter and six months were $1.922 billion and $3.609 billion, respectively, compared to $1.556 billion and $3.215 billion in the prior-year periods. The trend in written premiums for National Accounts, Commercial Accounts and Select Accounts reflects the impact of an improving rate environment as evidenced by the favorable pricing on new and renewal business. The increase in National Accounts net written premiums also reflects the renewal of certain assumed reinsurance contracts previously written by Gulf. National Accounts net written premiums also increased as more businesses turned to state residual market pools for workers' compensation. The increase in Commercial Accounts net written premiums also reflects the termination of certain reinsurance contracts during the 2002 second quarter.

    National Accounts business retention ratio in the 2002 second quarter was significantly higher than the 2001 comparable period and for the 2002 six months was moderately higher than the 2001 comparable period, reflecting the Company's reputation for quality of service given the current market conditions.

    Commercial Accounts new business in the 2002 second quarter and six months was significantly higher than in the comparable periods of 2001, reflecting renewal rate increases and new business. Commercial Accounts business retention ratio in the 2002 second quarter and six months was moderately higher than the 2001 comparable periods.

    New premium business in Select Accounts in the 2002 second quarter was flat and in the 2002 six months was moderately lower than in the comparable periods of 2001. Select Accounts business retention ratio in the 2002 second quarter and six months remained strong and fairly consistent with the 2001 comparable periods.

    Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. The 2002 six-month net written premiums amount is lower by $18 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. In addition, the 2001 six-month amount is higher by $34 million due to the termination of the Master Bond Liability reinsurance treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $33 million during the 2002 six months compared to the 2001 six months. Higher prices in professional liability and in fidelity and surety helped to increase net written premiums in the 2002 second quarter and six months, partially offset by higher reinsurance costs.

    Gulf markets products to national, mid-size and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Reductions in exposures in certain programs, including assumed reinsurance, transportation and property, offset increases in Gulf's core specialty lines, resulting in an overall decrease in Gulf's net written premiums.

    There were no catastrophe losses in the 2002 second quarter and six months. Catastrophe losses, net of taxes and reinsurance, were $13 million and $21 million in the 2001 second quarter and six months. Catastrophe losses in 2001 were primarily due to the Seattle earthquake in the first quarter and Tropical Storm Allison in the second quarter.

    The statutory combined ratio before policyholder dividends for Commercial Lines in the 2002 second quarter and six months was 98.3% and 99.7%, respectively, compared to 101.3% and 100.9% in the comparable periods of 2001. The GAAP combined ratio before policyholder dividends for Commercial Lines in the 2002 second quarter and six months was 94.8% and 96.9%, respectively, compared to 101.5% and 99.9% in the comparable periods of 2001. GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

    The decrease in the 2002 second quarter and six-month statutory and GAAP combined ratios before policyholder dividends from the comparable 2001 periods, was primarily due to the benefit of rate increases in excess of loss cost trends, lower catastrophe losses, underwriting discipline and expense management, partially offset by unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months. The impact of prior-year reserve development was an increase in the 2002 second quarter and six months statutory and GAAP combined ratios of 5.4% and 5.8%, compared to a decrease of 1.0% and 0.9% in the comparable periods of 2001.

PROPERTY AND CASUALTY REALIZED INVESTMENT PORTFOLIO GAINS (LOSSES)

                                                                                        SIX MONTHS
                                                                 THREE MONTHS           ENDED JUNE
                                                                ENDED JUNE 30,              30,
                                                              -------------------   -------------------
IN MILLIONS OF DOLLARS                                          2002     2001(1)      2002     2001(1)
----------------------                                        --------   --------   --------   --------
REVENUES....................................................    ($36)      $50        ($7)       $242
                                                                ----       ---        ---        ----
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST............     (36)       50         (7)        242
Income tax expense (benefit)................................     (12)       18         (2)         85
Minority interest, after-tax................................      (6)       --         (6)         --
                                                                ----       ---        ---        ----
NET INCOME (LOSS)...........................................    ($18)      $32        $ 1        $157
                                                                ====       ===        ===        ====

------------------------

(1) Reclassified to conform to the current period's presentation.

    Realized investment portfolio gains (losses) comprises Property and Casualty's realized investment gains (losses) on sales and write-downs of investments.

    Revenues of ($36) million and ($7) million for the 2002 second quarter and six months decreased $86 million and $249 million, respectively, from the comparable periods of 2001, primarily reflecting higher impairment write-downs, including $69 million in pretax write-downs on WorldCom-related investments in the 2002 second quarter. Revenues in the 2002 second quarter also reflect higher realized gains as compared to the 2001 second quarter, primarily related to fixed income investments.

    Results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

INTEREST AND OTHER

                                                      THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                   -------------------      %       -------------------      %
IN MILLIONS OF DOLLARS                               2002     2001(1)     CHANGE      2002     2001(1)     CHANGE
----------------------                             --------   --------   --------   --------   --------   --------
REVENUES, NET OF INTEREST EXPENSE................    ($40)      ($54)       26        ($74)     ($121)       39
Operating expenses...............................      (3)         4        NM          (4)        10        NM
                                                     ----       ----                  ----      -----
LOSS BEFORE TAXES AND MINORITY INTEREST..........     (37)       (58)       36         (70)      (131)       47
Income tax benefits..............................     (13)       (20)       35         (24)       (45)       47
Minority interest, after-tax.....................      (5)        --        --          (5)        --        --
                                                     ----       ----                  ----      -----
NET LOSS(2)......................................    ($19)      ($38)       50        ($41)     ($ 86)       52
                                                     ====       ====                  ====      =====

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Excludes investment gains/losses included in Property and Casualty Realized Investment Portfolio gains (loss) table.
NM Not meaningful

    INTEREST AND OTHER includes interest expense and certain corporate-related income and expenses that have not been allocated to the Personal Lines and Commercial Lines businesses.

    Interest and Other reported losses of $19 million and $41 million in the 2002 second quarter and six months, respectively, compared to $38 million and $86 million in the comparable periods of 2001. The decrease in the loss in the 2002 second quarter and six months compared to the 2001 second quarter and six months is due to lower average interest-bearing debt levels, and the impact of minority interest. The decrease in interest-bearing debt levels was primarily due to repayments of debt obligations to Citigroup.

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

    The reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 2002, approximately 76% of the net environmental reserve (approximately $265 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage of litigation disputes relating to these claims. The balance, approximately 24% of the net environmental reserve (approximately $86 million), consists of case reserves for resolved claims.

    In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of these claims. At June 30, 2002, approximately 75% (approximately $562 million) of the net asbestos reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 25% of the net asbestos reserve (approximately $185 million), is for pending asbestos claims.

    It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate these reserves.

    The reserves carried for environmental and asbestos claims at June 30, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, whether or not an asbestos claim is a product/ completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims, and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

    Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in a liability exceeding the related by an amount that could be material to the Company's operating results in future periods. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on its financial condition or liquidity. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

    Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weak global economic conditions including the economic crisis in Argentina and market turmoil in Brazil; government decrees and judicial orders in Argentina; rising unemployment rates and an increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications industry; subsidiaries' dividending capability; asbestos-related and environmental-related developments including any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, the role of any umbrella or excess policies the Company has issued, unanticipated developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims, changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims, more intensive advertising by lawyers seeking asbestos claimants and the increasing focus by plaintiffs on new and previously peripheral defendants, including insurers; the effect of banking and financial services reforms and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect proposed U.S. bankruptcy legislation would have if enacted; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

    The following table illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of June 30, 2002, the potential impact on pretax earnings over the next
12 months is a decrease of $468 million from an interest rate increase and an increase of $489 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $760 million from an increase in interest rates and a decrease of $1,278 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior year-end primarily reflects an increase in the proportion of floating rate funding and the change in the mix of assets and liabilities to reflect Citigroup's view of interest rates.

    The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $299 million over the next 12 months and a potential positive impact of $187 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $299 million for the next 12 months and potential negative impact of $187 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the inclusion of Banamex's Mexican peso exposure while the change in Earnings-at-Risk from the prior year-end reflects the repricing characteristics of the portfolio.

    Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of $189 million over the next twelve months and potential positive impact of $174 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings of $192 million over the next twelve months and a potential negative impact of $159 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citigroup's current view of interest rates.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)(2)

                                                JUNE 30, 2002                             DECEMBER 31, 2001
                       ---------------------------------------------------------------   -------------------
                                                                     OTHER NON-U.S.
                           U.S. DOLLAR          MEXICAN PESO             DOLLAR              U.S. DOLLAR
                       -------------------   -------------------   -------------------   -------------------
                       INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                       --------   --------   --------   --------   --------   --------   --------   --------
IN MILLIONS OF DOLLARS
Twelve months and
  less...............   $(468)    $   489      $299      $(299)     $(189)      $192      $(241)    $   244
Thereafter...........     760      (1,278)      187       (187)       174       (159)       898      (1,082)
                        -----     -------      ----      -----      -----       ----      -----     -------
Total................   $ 292     $  (789)     $486      $(486)     $ (15)      $ 33      $ 657     $  (838)
                        =====     =======      ====      =====      =====       ====      =====     =======

                                   DECEMBER 31, 2001
                       -----------------------------------------
                                               OTHER NON-U.S.
                          MEXICAN PESO             DOLLAR
                       -------------------   -------------------
                       INCREASE   DECREASE   INCREASE   DECREASE
                       --------   --------   --------   --------
IN MILLIONS OF DOLLARS
Twelve months and
  less...............    $208      $(208)     $(275)      $278
Thereafter...........     207       (207)      (236)       250
                         ----      -----      -----       ----
Total................    $415      $(415)     $(511)      $528
                         ====      =====      =====       ====

                                                                           JUNE 30, 2001
                                                  ---------------------------------------------------------------
                                                                                                OTHER NON-U.S.
                                                      U.S. DOLLAR          MEXICAN PESO             DOLLAR
                                                  -------------------   -------------------   -------------------
                                                  INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                                                  --------   --------   --------   --------   --------   --------
IN MILLIONS OF DOLLARS
Twelve months and less..........................   $  (78)   $   147      $(30)      $30       $(230)      $233
Thereafter......................................    1,428     (1,467)      (64)       64        (297)       308
                                                   ------    -------      ----       ---       -----       ----
Total...........................................   $1,350    $(1,320)     $(94)      $94       $(527)      $541
                                                   ======    =======      ====       ===       =====       ====

------------------------

(1) Excludes the insurance companies (see below).

(2) Prior year amounts have been restated to conform with the current period's presentation.

INSURANCE COMPANIES

    The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

                                                              JUNE 30,   DECEMBER 31,   JUNE 30,
                                                                2002         2001         2001
                                                              --------   ------------   --------
                                                                    IN MILLIONS OF DOLLARS
ASSETS
Investments.................................................   $3,584       $3,404       $3,057
                                                               ------       ------       ------
LIABILITIES
Long-term debt..............................................   $   14       $   18       $   27
Contractholder funds........................................      848          775          571
Redeemable securities of subsidiary trusts..................       76            1           86
                                                               ======       ======       ======

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

    For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $64 million at June 30, 2002. Daily exposures averaged $63 million during the second quarter and ranged from $55 million to $76 million.

    The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2002 and December 31, 2001, along with the averages.

                                                                       2002                     FULL
                                                                      SECOND                    YEAR
                                                          JUNE 30,   QUARTER    DECEMBER 31     2001
                                                            2002     AVERAGE       2001       AVERAGE
                                                          --------   --------   -----------   --------
IN MILLIONS OF DOLLARS
Interest rate...........................................    $44        $48          $44         $55
Foreign exchange........................................     13         14            9          12
Equity..................................................     24         16           10          15
All other (primarily commodity).........................     10         15           21          18
Covariance adjustment...................................    (27)       (30)         (30)        (37)
                                                            ---        ---          ---         ---
Total...................................................    $64        $63          $54         $63
                                                            ===        ===          ===         ===

    The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the second quarter of 2002 and all of 2001.

                                                                    SECOND
                                                                    QUARTER              FULL-YEAR
                                                                     2002                  2001
                                                              -------------------   -------------------
                                                                LOW        HIGH       LOW        HIGH
                                                              --------   --------   --------   --------
IN MILLIONS OF DOLLARS
Interest rate...............................................    $41        $56        $33        $90
Foreign exchange............................................      7         20          6         22
Equity......................................................      8         36          9         53
All other (primarily commodity).............................      9         21          8         52
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

    Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at June 30, 2002 and December 31, 2001 include:

                                                                JUNE 30, 2002
                       ------------------------------------------------------------------------------------------------
                              CROSS-BORDER CLAIMS ON THIRD PARTIES          INVESTMENTS
                       --------------------------------------------------     IN AND
                       TRADING AND      CROSS-                              FUNDING OF    TOTAL CROSS-
                       SHORT-TERM    BORDER RESALE                             LOCAL         BORDER
                        CLAIMS(1)     AGREEMENTS     ALL OTHER    TOTAL     FRANCHISES    OUTSTANDINGS   COMMITMENTS(2)
                       -----------   -------------   ---------   --------   -----------   ------------   --------------
IN BILLIONS OF DOLLARS
France...............     $11.0          $7.1          $1.3       $19.4      $      --       $19.4           $ 8.2
Germany..............      11.8           3.8           1.2        16.8            1.8        18.6             8.5
United Kingdom.......       4.1           6.5           3.7        14.3             --        14.3            22.2
Mexico...............       3.5           0.1           5.5         9.1            1.4        10.5             1.1
Japan................       3.8           4.8           1.5        10.1             --        10.1             0.5
Italy................       6.6           0.9           0.3         7.8            2.1         9.9             1.1
Brazil...............       2.6            --           2.8         5.4            3.9         9.3             0.2
Canada...............       2.3           0.9           2.2         5.4            2.8         8.2             3.7
                          =====          ====          ====       =====      =========       =====           =====

                             DECEMBER 31, 2001
                       -----------------------------

                       TOTAL CROSS-
                          BORDER
                       OUTSTANDINGS   COMMITMENTS(2)
                       ------------   --------------
                          IN BILLIONS OF DOLLARS
France...............     $10.9           $ 8.7
Germany..............      13.5             7.3
United Kingdom.......      11.2            16.8
Mexico...............      12.3             0.6
Japan................       7.9             3.3
Italy................       9.7             2.4
Brazil...............      10.7             0.3
Canada...............       7.9             3.4
                          =====           =====

----------------------------------
(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.

(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

    Total cross-border outstandings for June 30, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $20.0 billion for France, $26.2 billion for Germany, $9.8 billion for the United Kingdom, $11.7 billion for Mexico, $9.4 billion for Japan, $17.6 billion for Italy, $11.3 billion for Brazil, and $8.6 billion for Canada.

    Total cross-border outstandings for December 31, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $13.5 billion for France, $19.5 billion for Germany, $9.3 billion for the United Kingdom, $13.2 billion for Mexico, $6.5 billion for Japan, $12.8 billion for Italy, $11.9 billion for Brazil, and $8.9 billion for Canada.

LIQUIDITY AND CAPITAL RESOURCES

    Citigroup's primary source of capital resources is its net earnings. Other sources include proceeds from the issuance of trust preferred securities, senior debt, subordinated debt and commercial paper. Citigroup can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as automobiles and real estate.

    Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations. As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, Salomon Smith Barney Inc., The Travelers Insurance Company (TIC), and TPC. Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency considerations that also impact their capitalization levels.

    During 2002, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. It is also anticipated that Citigroup will maintain its share repurchase program during 2002. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

    In late March 2002, TPC completed its initial public offering of 231 million shares of its class A common stock, representing approximately 23.1% of its outstanding equity securities, for net proceeds after underwriting discount of $4.1 billion. Citigroup recognized an after-tax gain of $1.061 billion ($1.270 billion pretax) as a result of the TPC offering. Citigroup will make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC in August 2002, such that following the distribution, Citigroup will remain a holder of approximately 9.9% of TPC's outstanding equity securities. The distribution of TPC will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by approximately $7 billion.

    Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

    Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $1.2 billion, of which $950 million expires in 2003 and $250 million in 2002. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $60.7 billion at June 30, 2002.

    Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities with unaffiliated banks of $6.4 billion as of June 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2002, this requirement was exceeded by approximately $52.5 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

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

MANAGEMENT OF LIQUIDITY

    Management of liquidity at Citigroup is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury. Each major operating subsidiary and/or country must prepare an annual liquidity and funding plan for approval by the Corporate Treasurer. Under the annual liquidity and funding plan, liquidity limits, triggers and ratios are established. Contingency Funding Plans are prepared on a periodic basis for Citigroup and each major operating subsidiary and country. These plans include stress testing of assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries.

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

OFF-BALANCE SHEET ARRANGEMENTS

    Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). In some of these arrangements (primarily credit card receivable and mortgage loan securitization), Citigroup securitizes assets previously recorded in its statement of financial position. In other arrangements, Citigroup acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of funding and liquidity by arranging the sale of the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In addition, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase, and temporarily hold assets designated for subsequent securitization.

    In the second quarter of 2002, Citigroup securitized $2.2 billion of credit card receivables and $10.5 billion of mortgage and other receivables, thereby our assets and the related funding by $12.7 billion. At June 30, 2002, total assets in credit card trusts were $77 billion, $65 billion of which were accounted for as sales and removed from the balance sheet. In addition, mortgages and other loans which have been securitized and are outstanding totaled $86 billion. The impact to net income resulting from these securitizations was not significant.

    Under generally accepted accounting principles (GAAP) the assets and liabilities of these SPEs do not appear in Citigroup's consolidated statement of financial position. See Note 12 to Unaudited Consolidated Financial Statements.

    The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

SECURITIZATION OF CITIGROUP'S ASSETS

    Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). In some of these arrangements (credit card receivable and mortgage loan securitizations), Citigroup is securitizing assets that were previously recorded in its statement of financial position. In other arrangements, Citigroup acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securities assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase, and temporarily hold assets designated for subsequent securitization.

    In the second quarter of 2002, Citigroup securitized $2.2 billion of credit card receivables and $10.5 billion of mortgage and other receivables, thereby reducing our assets and the related funding by $12.7 billion in the quarter. At June 30, 2002, total assets in credit card trusts were $77 billion, $65 billion of which has been removed from the balance sheet. In addition, mortgages and other loans which have been securitized and are outstanding totaled $86 billion. The impact to net income resulting from these securitizations was not significant. See Note 12 to Unauditied Consolidated Financial Statements.

    Under GAAP, these securitizations are not included in Citigroup's consolidated financial statements. As a result, the assets and liabilities of these SPEs do not appear in Citigroup's consolidated statement of financial position.

CREDIT CARD RECEIVABLES

    Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citigroup sells receivables into the trust on a non-recourse basis.

    After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its CitiCard business.

    At June 30, 2002, total assets in the credit card trusts were $77 billion. Of that amount, $65 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $12 billion is recorded in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests. Amounts receivable from the trusts were $973 million and amounts due to the trusts were $833 million at June 30, 2002. During the quarter ended June 30, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended June 30, 2002, the trusts recorded $1.6 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

MORTGAGES, HOME EQUITY AND AUTO LOANS

    The Company provides a wide range of mortgage, home equity and auto loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At June 30, 2002, total loans securitized and outstanding were $86 billion.

    The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended June 30, 2002:

                                                              CREDIT CARDS   MORTGAGES
                                                              ------------   ---------
IN BILLIONS OF DOLLARS
Proceeds from new securitizations...........................      $ 2.2        $10.5
Proceeds from collections reinvested in new receivables.....       32.6           --
Servicing fees received.....................................        0.3          0.1
Cash flows received on retained interest and other net cash
  flows.....................................................        0.9          0.1
                                                                  =====        =====

SECURITIZATIONS OF CLIENT ASSETS

    The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

    The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At June 30, 2002, total assets in the conduits were $51 billion.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

    The table below summarizes Citigroup's credit commitments as of June 30, 2002 and December 31, 2001.

                                                              JUNE 30, 2002   DECEMBER 31, 2001
                                                              -------------   -----------------
IN MILLIONS OF DOLLARS
Financial standby letters of credit and foreign office
  guarantees................................................    $ 33,438          $ 29,541
Performance standby letters of credit and foreign office
  guarantees................................................       7,462             7,749
Commercial and similar letters of credit....................       5,071             5,681
One-to-four family residential mortgages....................       4,556             5,470
Revolving open-end loans secured by 1-4 family residential
  properties................................................       8,745             7,107
Commercial real estate, construction and land development...       1,759             1,882
Credit card lines(1)........................................     408,660           387,396
Commercial and other consumer loan commitments(2)...........     207,062           210,909
                                                                --------          --------
TOTAL.......................................................    $676,753          $655,735
                                                                ========          ========

------------------------

(1) Credit card lines are unconditionally cancelable by the issuer.

(2) Includes $130 billion and $138 billion with original maturity less than one year at June 30, 2002 and December 31, 2001, respectively.

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

CITIGROUP RATIOS

                                                              JUNE 30,   MAR. 31,   DEC. 31,
                                                                2002       2002       2001
                                                              --------   --------   --------
Tier 1 capital..............................................    9.20%      9.13%      8.42%
Total capital (Tier 1 and Tier 2)...........................   11.75      11.59      10.92
Leverage(1).................................................    5.93       5.89       5.64
Common stockholders' equity.................................    7.78       7.78       7.58
                                                               =====      =====      =====

------------------------

(1) Tier 1 capital divided by adjusted average assets.

    Citigroup maintained a strong capital position during the second quarter of 2002. Total capital (Tier 1 and Tier 2) amounted to $80.8 billion at June 30, 2002, representing 11.75% of net risk-adjusted assets. This compares with $78.9 billion and 11.59% at March 31, 2002 and $75.8 billion and 10.92% at December 31, 2001. Tier 1 capital of $63.3 billion at June 30, 2002 represented 9.20% of net risk-adjusted assets, compared to $62.2 billion and 9.13% at March 31, 2002 and $58.4 billion and 8.42% at December 31, 2001. Citigroup's leverage ratio was 5.93% at June 30, 2002 compared to 5.89% at March 31, 2002 and 5.64% at December 31, 2001.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                              JUNE 30,   MAR. 31,   DEC. 31,
                                                                2002       2002       2001
                                                              --------   --------   --------
IN MILLIONS OF DOLLARS
Tier 1 Capital
Common stockholders' equity.................................  $ 84,315   $ 82,238   $ 79,722
Qualifying perpetual preferred stock........................     1,400      1,400      1,400
Qualifying mandatorily redeemable securities of subsidiary
  trusts....................................................     6,768      6,725      6,725
Minority interest(1)........................................     3,164      2,971        803
Less: Net unrealized gains on securities
  available-for-sale(2).....................................      (741)      (264)      (852)
Accumulated net losses on cash flow hedges, net of tax......      (648)      (233)      (168)
Intangible assets:
  Goodwill..................................................   (25,604)   (25,506)   (23,861)
  Other intangible assets...................................    (4,750)    (4,798)    (4,944)
50% investment in certain subsidiaries(3)...................       (62)       (67)       (72)
Other.......................................................      (580)      (306)      (305)
                                                              --------   --------   --------
Total Tier 1 capital........................................  $ 63,262   $ 62,160   $ 58,448
                                                              --------   --------   --------
Tier 2 Capital
Allowance for credit losses(4)..............................     8,616      8,538      8,694
Qualifying debt(5)..........................................     8,939      8,207      8,648
Unrealized marketable equity securities gains(2)............         9         79         79
Less: 50% investment in certain subsidiaries(3).............       (62)       (67)       (72)
                                                              --------   --------   --------
Total Tier 2 capital........................................    17,502     16,757     17,349
                                                              --------   --------   --------
Total capital (Tier 1 and Tier 2)...........................  $ 80,764   $ 78,917   $ 75,797
                                                              ========   ========   ========
RISK-ADJUSTED ASSETS(6).....................................  $687,325   $680,984   $694,035
                                                              ========   ========   ========

------------------------

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

(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $29.6 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of June 30, 2002, compared to $25.0 billion as of March 31, 2002 and
    $26.2 billion as of December 31, 2001. Market risk-equivalent assets included in net risk-adjusted assets amounted to $32.4 billion at June 30, 2002, $34.4 billion at March 31, 2002, and $31.4 billion at December 31, 2001. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

    Common stockholders' equity increased a net $4.6 billion during the first six months of 2002 to $84.3 billion at June 30, 2002, representing 7.8% of assets, compared to $79.7 billion and 7.6% at year-end 2001. The net increase in common stockholders' equity during the first six months of 2002 principally reflected net income of $8.9 billion and the issuance of shares pursuant to employee benefit plans and other activity of $1.5 billion which was offset by treasury stock acquired of $2.4 billion, dividends declared on common and preferred stock of $1.8 billion, $0.9 billion related to the net change in foreign currency translation adjustment, change in hedging activities, and unrealized gains and losses on investment securities, and the net issuance of restricted stock of $0.7 billion. The increase in the common stockholders' equity ratio during the first six months of 2002 also reflected the above items, partially offset by the increase in total assets.

    During July 2002, the Board of Directors of Citigroup granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's long-standing repurchase program of buying back shares in the market from time to time.

    The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at June 30, 2002 were $6.768 billion, which includes $4.435 billion of parent-obligated securities and $2.333 billion of subsidiary-obligated securities.

    The final rules governing the regulatory capital treatment of nonfinancial equity investments, which became effective April 1, 2002, were adopted for the quarter ended June 30, 2002. The implementation was neutral to Citigroup's capital ratios. The capital ratio impact of the $275 million capital charge was offset by the $3.4 billion net reduction in risk-adjusted assets for the nonfinancial equity investments.

    Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2002, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

    In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. On
July 10, 2002, the Committee announced that it will launch a Quantitative Impact Study on October 1, 2002 which will allow banks to perform a concrete and comprehensive assessment of how the Committee's proposals will affect their organization. Banks will be asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the new framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

    On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted for Tier 1 capital. On May 17, 2002, the FRB issued guidance that requires institutions to treat accrued interest receivables related to credit card securitizations as residual interest, which will also require dollar-for-dollar capital. These rules, which require full implementation in the fourth quarter of 2002, are not expected to have a significant impact on Citigroup.

    Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding two paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 38.

CITICORP

    The in-country forum for liquidity issues is the Asset/Liability Management Committee (ALCO), which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. The businesses within the country are represented on the committee with the focal point being the Country Treasurer. The Country Corporate Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Citigroup Corporate Treasurer, in concert with the Country Corporate Officer and the Regional Market Risk Manager, appoints the Country Treasurer.

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

    A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at June 30, 2002 and 59% of funding at December 31, 2001, are broadly diversified by both geography and customer segments.

    Stockholders' equity, which grew $2.6 billion during the first six months of 2002 to $66.0 billion at June 30, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 second quarter was $69.7 billion, compared with $81.1 billion at year-end 2001.

    Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months of 2002 included $5.7 billion of U.S. credit cards and $14.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first six months of 2002, the scheduled amortization of certain credit card securitization transactions made available $4.3 billion of new receivables. In addition, at least $6.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

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

    Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $7.9 billion, adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $7.6 billion of the available $7.9 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

    Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

    Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

CITICORP RATIOS

                                                     JUNE 30, 2002    MARCH 31, 2002    DECEMBER 31, 2001
                                                     --------------   ---------------   ------------------
Tier 1 capital.....................................        8.40%            8.55%               8.33%
Total capital (Tier 1 and Tier 2)..................       12.53            12.82               12.41
Leverage(1)........................................        6.92             6.83                6.85
Common stockholders' equity........................        9.93            10.17                9.81
                                                          =====            =====               =====

------------------------

(1) Tier 1 capital divided by adjusted average assets.

    Citicorp maintained a strong capital position during the 2002 second quarter. Total capital (Tier 1 and Tier 2) amounted to $63.4 billion at June 30, 2002, representing 12.53% of net risk-adjusted assets. This compares with $63.2 billion and 12.82% at March 31, 2002 and $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.5 billion at June 30, 2002 represented 8.40% of net risk-adjusted assets, compared with $42.2 billion and 8.55% at March 31, 2002 and $42.2 billion and 8.33% at December 31, 2001. Citicorp's Tier 1 capital ratio at June 30, 2002 was above Citicorp's target range of 8.00% to 8.30%.

SALOMON SMITH BARNEY HOLDINGS INC. (SALOMON SMITH BARNEY)

    Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in Citigroup's 2001 Annual Report and Form 10-K. Total assets were $304 billion at June 30, 2002, compared to $301 billion at year-end 2001. Due to the nature of Salomon Smith Barney's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

    Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that extends through May 2003, with any borrowings under this facility maturing in May 2005. Salomon Smith Barney also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At June 30, 2002, there were no borrowings outstanding under these facilities. Salomon Smith Barney also has committed long-term financing facilities with unaffiliated banks. At June 30, 2002, Salomon Smith Barney had drawn down the full $1.4 billion then available under these facilities. A bank can terminate its facility by giving Salomon Smith Barney one year's notice. Salomon Smith Barney compensates the banks for the facilities through facility fees. Under all of these facilities, Salomon
Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At June 30, 2002, these requirements were exceeded by approximately $4.6 billion. Salomon Smith
Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

    Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $26.6 billion at June 30, 2002 and $26.8 billion at December 31, 2001. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

TRAVELERS PROPERTY CASUALTY CORP.

    TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion will be available by the end of 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to such approval depending upon the amount and timing of the payments. TPC's insurance subsidiaries paid $550 million of dividends during the first six months of 2002.

THE TRAVELERS INSURANCE COMPANY (TIC)

    At June 30, 2002, TIC had $36.9 billion of life and annuity product deposit funds and reserves. Of that total, $20.7 billion is not subject to discretionary withdrawal based on contract terms. The remaining $16.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $5.1 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.51%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining
$6.1 billion of liabilities is surrenderable without charge. More than 9.75% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

    TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $586 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department, of which $428 million was paid during the first six months of 2002.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        CITIGROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 THREE MONTHS         SIX MONTHS ENDED
                                                                ENDED JUNE 30,            JUNE 30,
                                                              -------------------   --------------------
                                                                2002       2001       2002        2001
                                                              --------   --------   ---------   --------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS
REVENUES
Loan interest, including fees...............................  $  9,524   $ 9,753    $  18,690   $19,757
Other interest and dividends................................     5,953     7,013       11,389    14,182
Insurance premiums..........................................     3,688     3,217        7,052     6,578
Commissions and fees........................................     4,213     3,752        8,245     7,884
Principal transactions......................................     1,099     1,417        2,765     3,742
Asset management and administration fees....................     1,377     1,331        2,697     2,720
Realized gains (losses) from sales of investments...........      (212)       60         (158)      511
Other income................................................     1,286     1,311        2,142     2,284
                                                              --------   -------    ---------   -------
TOTAL REVENUES..............................................    26,928    27,854       52,822    57,658
Interest expense............................................     5,655     8,469       10,554    17,992
                                                              --------   -------    ---------   -------
TOTAL REVENUES, NET OF INTEREST EXPENSE.....................    21,273    19,385       42,268    39,666
                                                              --------   -------    ---------   -------

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims............................     3,019     2,681        5,808     5,408
Provision for credit losses.................................     2,057     1,485        4,616     2,959
                                                              --------   -------    ---------   -------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES...................     5,076     4,166       10,424     8,367
                                                              --------   -------    ---------   -------

OPERATING EXPENSES
Non-insurance compensation and benefits.....................     4,979     4,762       10,069    10,091
Insurance underwriting, acquisition, and operating..........       955       990        1,947     1,989
Restructuring-related items.................................       (39)      213            8       345
Other operating.............................................     4,002     3,627        7,685     7,668
                                                              --------   -------    ---------   -------
TOTAL OPERATING EXPENSES....................................     9,897     9,592       19,709    20,093
                                                              --------   -------    ---------   -------

GAIN ON SALE OF STOCK BY SUBSIDIARY.........................        --        --        1,270        --
                                                              --------   -------    ---------   -------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES..............................     6,300     5,627       13,405    11,206
Provision for income taxes..................................     2,121     1,960        4,319     3,950
Minority interest, net of income taxes......................        95        15          112        24
                                                              --------   -------    ---------   -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......     4,084     3,652        8,974     7,232
Cumulative effect of accounting changes.....................        --      (116)         (47)     (158)
                                                              --------   -------    ---------   -------
NET INCOME..................................................  $  4,084   $ 3,536    $   8,927   $ 7,074
                                                              ========   =======    =========   =======
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $   0.80   $  0.72    $    1.75   $  1.44
Cumulative effect of accounting changes.....................        --     (0.02)       (0.01)    (0.03)
                                                              --------   -------    ---------   -------
NET INCOME..................................................  $   0.80   $  0.70    $    1.74   $  1.41
                                                              ========   =======    =========   =======
Weighted average common shares outstanding..................   5,096.7   4,979.6      5,103.6   4,982.2
                                                              --------   -------    ---------   -------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes.......  $   0.78   $  0.71    $    1.72   $  1.40
Cumulative effect of accounting changes.....................        --     (0.02)       (0.01)    (0.03)
                                                              --------   -------    ---------   -------
NET INCOME..................................................  $   0.78   $  0.69    $    1.71   $  1.37
                                                              ========   =======    =========   =======
Adjusted weighted average common shares outstanding.........   5,185.8   5,100.0      5,197.8   5,105.0
                                                              ========   =======    =========   =======

           See Notes to Unaudited Consolidated Financial Statements.

                        CITIGROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               JUNE 30,
                                                                 2002       DECEMBER 31,
                                                              (UNAUDITED)       2001
                                                              -----------   ------------
IN MILLIONS OF DOLLARS
ASSETS
Cash and due from banks (including segregated cash and other
  deposits).................................................  $   17,686     $   18,515
Deposits at interest with banks.............................      16,768         19,216
Federal funds sold and securities borrowed or purchased
  under agreements to resell................................     148,384        134,809
Brokerage receivables.......................................      21,050         35,155
Trading account assets (including $27,403 and $36,351
  pledged to creditors at June 30, 2002 and December 31,
  2001, respectively).......................................     163,867        144,904
Investments (including $11,199 and $15,475 pledged to
  creditors at June 30, 2002 and December 31, 2001,
  respectively).............................................     172,945        160,837
Loans, net of unearned income
    Consumer................................................     260,503        248,201
    Corporate...............................................     142,712        143,732
                                                              ----------     ----------
Loans, net of unearned income...............................     403,215        391,933
    Allowance for credit losses.............................     (10,437)       (10,088)
                                                              ----------     ----------
Total loans, net............................................     392,778        381,845
Goodwill....................................................      25,604         23,861
Intangible assets...........................................       8,844          9,003
Reinsurance recoverables....................................      12,481         12,373
Separate and variable accounts..............................      24,017         25,569
Other assets................................................      78,882         85,363
                                                              ----------     ----------
TOTAL ASSETS................................................  $1,083,306     $1,051,450
                                                              ==========     ==========
LIABILITIES
    Non-interest-bearing deposits in U.S. offices...........  $   21,475     $   23,054
    Interest-bearing deposits in U.S. offices...............     114,466        110,388
    Non-interest-bearing deposits in offices outside the
      U.S...................................................      19,706         18,779
    Interest-bearing deposits in offices outside the U.S....     239,231        222,304
                                                              ----------     ----------
Total deposits..............................................     394,878        374,525
Federal funds purchased and securities loaned or sold under
  agreements to repurchase..................................     171,619        153,511
Brokerage payables..........................................      21,175         32,891
Trading account liabilities.................................      86,564         80,543
Contractholder funds and separate and variable accounts.....      49,925         48,932
Insurance policy and claims reserves........................      50,129         49,294
Investment banking and brokerage borrowings.................      16,015         14,804
Short-term borrowings.......................................      24,638         24,461
Long-term debt..............................................     114,580        121,631
Other liabilities...........................................      61,300         62,486
                                                              ----------     ----------
Citigroup or subsidiary obligated mandatorily redeemable
  securities of subsidiary trusts holding solely junior
  subordinated debt securities of--Parent...................       4,435          4,850
                                 --Subsidiary                      2,333          2,275
                                                              ----------     ----------
TOTAL LIABILITIES...........................................     997,591        970,203
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30
  million), at aggregate liquidation value..................       1,400          1,525
Common stock ($.01 par value; authorized shares: 15
  billion), issued shares--5,477,416,254 AT JUNE 30, 2002
  and at December 31, 2001..................................          55             55
Additional paid-in capital..................................      23,815         23,196
Retained earnings...........................................      76,924         69,803
Treasury stock, at cost: JUNE 30, 2002--359,354,031 shares
  and December 31, 2001--328,727,790 shares.................     (12,624)       (11,099)
Accumulated other changes in equity from nonowner sources...      (1,726)          (844)
Unearned compensation.......................................      (2,129)        (1,389)
                                                              ----------     ----------
TOTAL STOCKHOLDERS' EQUITY..................................      85,715         81,247
                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,083,306     $1,051,450
                                                              ==========     ==========

           See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                 2002               2001
                                                              ----------         ----------
IN MILLIONS OF DOLLARS EXCEPT
SHARES IN THOUSANDS
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period................................   $  1,525           $  1,745
Redemption of preferred stock...............................       (125)                --
Other.......................................................         --                 18
                                                               --------           --------
Balance, end of period......................................      1,400              1,763
                                                               --------           --------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period................................     23,251             16,558
Employee benefit plans......................................        602                307
Other.......................................................         17                 70
                                                               --------           --------
Balance, end of period......................................     23,870             16,935
                                                               --------           --------
RETAINED EARNINGS
Balance, beginning of period................................     69,803             58,862
Net income..................................................      8,927              7,074
Common dividends(1).........................................     (1,764)            (1,418)
Preferred dividends.........................................        (42)               (58)
                                                               --------           --------
Balance, end of period......................................     76,924             64,460
                                                               --------           --------
TREASURY STOCK, AT COST
Balance, beginning of period................................    (11,099)           (10,213)
Issuance of shares pursuant to employee benefit plans.......        900              1,311
Treasury stock acquired.....................................     (2,430)            (2,038)
Other.......................................................          5                177
                                                               --------           --------
Balance, end of period......................................    (12,624)           (10,763)
                                                               --------           --------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period................................       (844)               123
Cumulative effect of accounting changes, net of tax(2)......         --                118
Net change in unrealized gains and losses on investment
  securities, net of tax....................................       (111)              (125)
Net change for cash flow hedges, net of tax.................        480                (39)
Net change in foreign currency translation adjustment, net
  of tax....................................................     (1,251)              (167)
                                                               --------           --------
Balance, end of period......................................     (1,726)               (90)
                                                               --------           --------
UNEARNED COMPENSATION
Balance, beginning of period................................     (1,389)              (869)
Net issuance of restricted stock............................       (740)              (908)
                                                               --------           --------
Balance, end of period......................................     (2,129)            (1,777)
                                                               --------           --------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING:
  5,118,062 IN 2002 and 5,026,123 in 2001)..................     84,315             68,765
                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY..................................   $ 85,715           $ 70,528
                                                               ========           ========
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income..................................................   $  8,927           $  7,074
Other changes in equity from nonowner sources, net of tax...       (882)              (213)
                                                               --------           --------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES...............   $  8,045           $  6,861
                                                               ========           ========

------------------------

(1) Common dividends declared were 16 cents per share and 18 cents per share in the first and second quarters of 2002, respectively, and 14 cents per share in both the first and second quarters of 2001.

(2) Refers to the adoption of SFAS No. 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.

           See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                2002              2001
                                                              ---------         --------
IN MILLIONS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   8,927         $  7,074
                                                              ---------         --------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of deferred policy acquisition costs and
    value of insurance in force.............................        937              918
  Additions to deferred policy acquisition costs............     (1,344)          (1,224)
  Depreciation and amortization.............................        761            1,352
  Provision for credit losses...............................      4,616            2,959
  Change in trading account assets..........................    (18,963)         (12,600)
  Change in trading account liabilities.....................      6,021           (9,073)
  Change in federal funds sold and securities borrowed or
    purchased under agreements to resell....................    (13,575)         (32,791)
  Change in federal funds purchased and securities loaned or
    sold under agreements to repurchase.....................     18,108           37,740
  Change in brokerage receivables net of brokerage
    payables................................................      2,389            3,093
  Change in insurance policy and claims reserves............        835              766
  Net losses (gains) from sales of investments..............        158             (511)
  Gain on sale of stock by subsidiary.......................     (1,270)              --
  Venture capital activity..................................        333              145
  Restructuring-related items...............................          8              345
  Cumulative effect of accounting changes, net of tax.......         47              158
  Other, net................................................      4,250              408
                                                              ---------         --------
TOTAL ADJUSTMENTS...........................................      3,311           (8,315)
                                                              ---------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     12,238           (1,241)
                                                              ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits at interest with banks...................      2,448              965
Change in loans.............................................    (18,604)         (17,424)
Proceeds from sales of loans................................      7,117           12,550
Purchases of investments....................................   (256,712)         (67,353)
Proceeds from sales of investments..........................    213,910           46,755
Proceeds from maturities of investments.....................     28,149           14,311
Other investments, primarily short-term, net................        213             (699)
Capital expenditures on premises and equipment..............       (640)            (932)
Proceeds from sales of premises and equipment, subsidiaries
  and affiliates, and repossessed assets....................        657              831
Business acquisitions.......................................     (2,682)              --
                                                              ---------         --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (26,144)         (10,996)
                                                              ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..............................................     (1,806)          (1,476)
Issuance of common stock....................................        291              567
Redemption of preferred stock...............................       (125)              --
Redemption of mandatorily redeemable securities of parent
  trusts....................................................       (400)            (345)
Treasury stock acquired.....................................     (2,430)          (2,038)
Stock tendered for payment of withholding taxes.............       (350)            (292)
Issuance of long-term debt..................................     14,900           26,696
Payments and redemptions of long-term debt..................    (21,504)         (15,032)
Change in deposits..........................................     20,353           14,012
Change in short-term borrowings and investment banking and
  brokerage borrowings......................................      2,023          (10,730)
Contractholder fund deposits................................      4,952            4,429
Contractholder fund withdrawals.............................     (2,914)          (2,774)
                                                              ---------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     12,990           13,017
                                                              ---------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................         87             (320)
                                                              ---------         --------
CHANGE IN CASH AND DUE FROM BANKS...........................       (829)             460
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD..............     18,515           14,621
                                                              ---------         --------
CASH AND DUE FROM BANKS AT END OF PERIOD....................  $  17,686         $ 15,081
                                                              =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes................  $   4,219         $  1,700
Cash paid during the period for interest....................  $  10,544         $ 17,841
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets.............................  $     532         $    291
                                                              =========         ========

           See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited and include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2001 Annual Report and Form 10-K.

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

    The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets. There was no impairment of goodwill upon adoption of SFAS No. 142. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets.

    Net income and earnings per share for the second quarter and first six months of 2002 and 2001 and the full years 2001, 2000 and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets which are no longer amortized are as follows:

                                               THREE MONTHS           SIX MONTHS
                                                   ENDED                 ENDED
                                                 JUNE 30,              JUNE 30,         FULL YEAR   FULL YEAR   FULL YEAR
                                            -------------------   -------------------   ---------   ---------   ---------
                                              2002       2001       2002       2001       2001        2000        1999
                                            --------   --------   --------   --------   ---------   ---------   ---------
IN MILLIONS OF DOLLARS, EXCEPT PER
SHARE AMOUNTS
NET INCOME:
  Reported net income.....................   $4,084     $3,536     $8,927     $7,074     $14,126     $13,519     $11,243
  Goodwill amortization...................       --        111         --        220         433         366         266
  Indefinite-lived intangible assets
    amortization..........................       --         11         --         22          46          46          43
                                             ------     ------     ------     ------     -------     -------     -------
    Adjusted net income...................   $4,084     $3,658     $8,927     $7,316     $14,605     $13,931     $11,552
                                             ------     ------     ------     ------     -------     -------     -------
BASIC EARNINGS PER SHARE:
  Reported basic earnings per share.......   $ 0.80     $ 0.70     $ 1.74     $ 1.41     $  2.79     $  2.69     $  2.23
  Goodwill amortization...................       --       0.02         --       0.04        0.08        0.08        0.05
  Indefinite-lived intangible assets
    amortization..........................       --       0.01         --       0.01        0.01        0.01        0.01
                                             ------     ------     ------     ------     -------     -------     -------
    Adjusted basic earnings per share.....   $ 0.80     $ 0.73     $ 1.74     $ 1.46     $  2.88     $  2.78     $  2.29
                                             ------     ------     ------     ------     -------     -------     -------
DILUTED EARNINGS PER SHARE:
  Reported diluted earnings per share.....   $ 0.78     $ 0.69     $ 1.71     $ 1.37     $  2.72     $  2.62     $  2.17
  Goodwill amortization...................       --       0.02         --       0.04        0.08        0.07        0.05
  Indefinite-lived intangible assets
    amortization..........................       --         --         --       0.01        0.02        0.01        0.01
                                             ------     ------     ------     ------     -------     -------     -------
    Adjusted diluted earnings per share...   $ 0.78     $ 0.71     $ 1.71     $ 1.42     $  2.82     $  2.70     $  2.23
                                             ======     ======     ======     ======     =======     =======     =======

    During the first six months of 2002, no goodwill was impaired or written off. The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Global Investment Management segment.

    The changes in goodwill during the second quarter of 2002 were as follows:

                                                      GLOBAL
                                                   CORPORATE AND     GLOBAL
                                         GLOBAL     INVESTMENT     INVESTMENT   PROPERTY AND
                                        CONSUMER       BANK        MANAGEMENT     CASUALTY      TOTAL
                                        --------   -------------   ----------   ------------   --------
IN MILLIONS OF DOLLARS
Balance at January 1, 2002............  $13,267        $5,737        $2,283        $2,574      $23,861
Goodwill acquired during the period...       74            --         1,070            --        1,144
Other(1)..............................      (41)          231           237            74          501
                                        -------        ------        ------        ------      -------
Balance at March 31, 2002.............  $13,300        $5,968        $3,590        $2,648      $25,506
                                        -------        ------        ------        ------      -------
Goodwill acquired during the period...       41            --            --            --           41
Other(1)..............................      247            98          (288)           --           57
                                        -------        ------        ------        ------      -------
Balance at June 30, 2002..............  $13,588        $6,066        $3,302        $2,648      $25,604
                                        =======        ======        ======        ======      =======

------------------------

(1) Other changes in goodwill includes foreign exchange effects on non-dollar denominated goodwill, purchase accounting adjustments and certain other reclassifications.

    At June 30, 2002, $1.245 billion of the Company's acquired intangible assets, including $760 million of asset management and administration contracts, $440 million of trade names and $45 million of other intangible assets, were considered to be indefinite- lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

    The components of intangible assets were as follows:

                                           JUNE 30, 2002                                DECEMBER 31, 2001
                            --------------------------------------------   --------------------------------------------
                            GROSS CARRYING   ACCUMULATED    NET CARRYING   GROSS CARRYING   ACCUMULATED    NET CARRYING
                                AMOUNT       AMORTIZATION      AMOUNT          AMOUNT       AMORTIZATION      AMOUNT
                            --------------   ------------   ------------   --------------   ------------   ------------
IN MILLIONS OF DOLLARS
Purchased credit card
  relationships...........     $ 4,065          $1,287         $2,778         $ 4,084          $1,136         $2,948
Mortgage servicing
  rights..................       2,544           1,163          1,381           2,248           1,075          1,173
Core deposit
  intangibles.............         953              78            875             975              38            937
Other customer
  relationships...........       1,455             329          1,126           1,176             249            927
Present value of future
  profits.................         615             422            193             587             410            177
Other(1)..................       1,416             170          1,246           3,782             941          2,841
                               -------          ------         ------         -------          ------         ------
TOTAL AMORTIZING
  INTANGIBLE ASSETS.......     $11,048          $3,449         $7,599         $12,852          $3,849         $9,003
Indefinite-lived
  intangible assets.......                                      1,245                                             --
                                                               ------                                         ------
TOTAL INTANGIBLE ASSETS...                                     $8,844                                         $9,003
                                                               ======                                         ======

------------------------

(1) Primarily contract-related intangible assets.

    The intangible assets recorded during the first six months of 2002 and their respective amortization periods were as follows:

                                                       SIX MONTHS ENDED         WEIGHTED-AVERAGE
                                                        JUNE 30, 2002     AMORTIZATION PERIOD IN YEARS
                                                       ----------------   ----------------------------
IN MILLIONS OF DOLLARS
Mortgage servicing rights............................        $425                      15
Present value of future profits(1)...................          35                      22
Other customer relationships.........................         210                       9
                                                             ----
Total intangible assets recorded during the
  period(2)..........................................        $670
                                                             ====

------------------------

(1) Present value of future profits acquired during the six months of 2002 will be amortized on an accelerated basis over 22 years.

(2) There was no significant residual value estimated for the intangible assets recorded during the first six months of 2002.

    Intangible assets amortization expense was $206 million and $223 million for the three months ended June 30, 2002 and 2001, respectively, and $410 million and $425 million for the six months ended June 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $450 million for the remainder of 2002, $890 million in 2003, $840 million in 2004, $770 million in 2005, $710 million in 2006, and $660 million in 2007.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

    On January 1, 2002, Citigroup adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria for determining when a long-lived asset is held-for-sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted.

    The provisions of the new standard are generally to be applied prospectively. The provisions of SFAS No. 144 will affect the timing of discontinued operations treatment for the planned tax-free distribution of Travelers Property Casualty Corp.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

    In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

    The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

3.  BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

    On May 21, 2002, Citigroup announced that it will acquire Golden State Bancorp (Golden State) in a transaction in which Citigroup will pay approximately $16.40 in cash and .5234 Citigroup shares for each share of Golden State delivered at closing, subject to certain adjustments. Golden State stockholders will be entitled to elect to receive the merger consideration in shares of Citigroup common stock or cash, subject to certain limitations. Based on the average prices for the four trading days ended May 23, 2002, the total transaction value is approximately $5.8 billion.

    Golden State is the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of June 30, 2002, it had $24 billion in deposits, $52 billion in assets and 355 branches in California and Nevada.

    The transaction is expected to close in the third quarter of 2002. It is subject to a number of regulatory approvals and the approval of Golden State stockholders.

INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY
  CORP.

    TPC (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities at $18.50 per share in an initial public offering on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion as a result of the TPC offering.

    On August 1, 2002, Citigroup announced that it will make a tax-free distribution to its stockholders of a portion of its remaining ownership interest in TPC on or about August 20, 2002. Following the distribution, Citigroup will remain a holder of approximately 9.9% of TPC's outstanding equity securities. Income statement minority interest was recognized on the initial public offering portion beginning on April 1, 2002. The distribution will be tax-free to Citigroup, its stockholders and TPC.

    The distribution of TPC will be treated as a dividend to stockholders for accounting purposes that will reduce stockholders' equity by approximately
$7 billion. Prior to the initial public offering during 2002, TPC paid dividends to Citigroup in the form of notes in the aggregate amount of $5.095 billion.

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

4.  BUSINESS SEGMENT INFORMATION

    The following table presents certain information regarding the Company's business segments:

                                                                                     INCOME (LOSS)
                                                                                        BEFORE
                                                                                      CUMULATIVE
                                       REVENUES, NET OF     PROVISION (BENEFIT)       EFFECT OF
                                       INTEREST EXPENSE      FOR INCOME TAXES         ACCOUNTING
                                      -------------------   -------------------       CHANGES(1)(2)         IDENTIFIABLE
                                      -------------------   -------------------   -------------------          ASSETS
                                                        THREE MONTHS ENDED JUNE 30,                     ---------------------
                                      ---------------------------------------------------------------   JUNE 30,    DEC. 31,
                                        2002     2001(3)      2002     2001(3)      2002    2001(3)       2002       2001(3)
                                      --------   --------   --------   --------   --------   --------   ---------   ---------
IN MILLIONS OF DOLLARS, EXCEPT
IDENTIFIABLE ASSETS IN BILLIONS
Global Consumer.....................  $ 8,942    $ 7,611     $1,079     $  894     $2,030     $1,553     $  331      $  330
Global Corporate and Investment
  Bank..............................    6,867      6,534        771        722      1,449      1,324        566         542
Global Investment Management........    2,165      1,881        234        220        505        405        107         102
Proprietary Investment Activities...     (254)       311       (102)        86       (190)       208          8           9
Corporate/Other.....................      273       (105)        35        (85)        35       (179)        13          12
Property and Casualty...............    3,280      3,153        104        123        255        341         58          56
                                      -------    -------     ------     ------     ------     ------     ------      ------
TOTAL...............................  $21,273    $19,385     $2,121     $1,960     $4,084     $3,652     $1,083      $1,051
                                      =======    =======     ======     ======     ======     ======     ======      ======

                                                                                                  INCOME (LOSS)
                                                                                                     BEFORE
                                                                                                   CUMULATIVE
                                                                              PROVISION             EFFECT OF
                                                      REVENUES, NET           (BENEFIT)            ACCOUNTING
                                                   OF INTEREST EXPENSE    FOR INCOME TAXES        CHANGES(1)(2)
                                                   -------------------   -------------------   -------------------
                                                                      SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------
IN MILLIONS OF DOLLARS                               2002     2001(3)      2002     2001(3)      2002     2001(3)
----------------------                             --------   --------   --------   --------   --------   --------
Global Consumer..................................  $17,739    $15,136     $2,051     $1,750     $3,831     $3,046
Global Corporate and Investment Bank.............   13,711     14,092      1,447      1,515      2,727      2,732
Global Investment Management.....................    4,109      3,959        438        445        937        806
Proprietary Investment Activities................     (137)       352        (68)        90       (139)       214
Corporate/Other..................................      369       (237)       237       (165)     1,018       (375)
Property and Casualty............................    6,477      6,364        214        315        600        809
                                                   -------    -------     ------     ------     ------     ------
TOTAL............................................  $42,268    $39,666     $4,319     $3,950     $8,974     $7,232
                                                   =======    =======     ======     ======     ======     ======

------------------------

(1) Results in the 2002 second quarter and six-month periods reflect after-tax restructuring-related credits (charges) in Global Consumer of $21 million and $10 million and in Global Corporate and Investment Bank of $4 million and ($4) million, respectively, in Global Investment Management of ($10) in the six-month period, in Property and Casualty of ($1) million and ($2) million, respectively, and in Corporate/Other of $1 million in both periods. The 2001 second quarter and six-month periods results reflect after-tax restructuring-related credits (charges) in Global Consumer of ($58) million and ($70) million and in Global Corporate and Investment Bank of ($66) million and ($134) million, respectively, in Global Investment Management of ($7) million in both periods, and in Property and Casualty of ($2) million in both periods.

(2) Results in the 2002 second quarter and six-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.8 billion and $3.9 billion, in Global Corporate and Investment Bank of $0.5 billion and $1.1 billion, in Global Investment Management of $0.7 billion and $1.4 billion, in Property and Casualty of $2.1 billion and $4.1 billion, and in Corporate/Other of ($8) million and ($18) million, respectively. The 2001 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.4 billion and $2.8 billion, in Global Corporate and Investment Bank of $0.3 billion and $0.6 billion, in Global Investment Management of $0.6 billion and $1.3 billion, in Property and Casualty of $1.9 billion and $3.7 billion, respectively, and in Corporate/Other of ($2) million in both periods.

(3) Restated to conform to the current period's presentation reflecting the Company's recently announced changes in business segments.

5.  INVESTMENTS

                                                              JUNE 30,    DECEMBER 31,
IN MILLIONS OF DOLLARS                                          2002          2001
----------------------                                        ---------   -------------
Fixed maturities, primarily available for sale at fair
  value.....................................................  $152,815      $139,344
Equity securities, primarily at fair value..................     6,978         7,577
Venture capital, at fair value(1)...........................     3,983         4,316
Short-term and other........................................     9,169         9,600
                                                              --------      --------
                                                              $172,945      $160,837
                                                              ========      ========

------------------------

(1) For the six months ended June 30, 2002, net gains on investments held by venture capital subsidiaries totaled $231 million, of which $281 million and $222 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 2001, net gains on investments held by venture capital subsidiaries totaled $323 million, of which $722 million and $493 million represented gross unrealized gains and losses, respectively.

    The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2002 and December 31, 2001 were as follows:

                                                         JUNE 30, 2002                    DECEMBER 31, 2001(1)
                                         ----------------------------------------------   ---------------------
                                                       GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED     FAIR
IN MILLIONS OF DOLLARS                     COST        GAINS        LOSSES      VALUE       COST        VALUE
----------------------                   ---------   ----------   ----------   --------   ---------   ---------
Fixed maturity securities held to
  maturity(2)..........................  $    183      $   --       $   --     $    183   $     26    $     26
                                         --------      ------       ------     --------   --------    --------
FIXED MATURITY SECURITIES AVAILABLE FOR
  SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal
  agencies.............................  $ 34,954      $  628       $   39     $ 35,543   $ 28,614    $ 28,802
U.S. Treasury and Federal agencies.....    14,937         172          104       15,005      6,136       6,113
State and municipal....................    17,545         690           60       18,175     16,712      17,001
Foreign government.....................    39,959         147          231       39,875     44,942      45,129
U.S. corporate.........................    31,138         888          945       31,081     30,097      30,349
Other debt securities..................    12,615         564          226       12,953     11,516      11,924
                                         --------      ------       ------     --------   --------    --------
                                          151,148       3,089        1,605      152,632    138,017     139,318
                                         --------      ------       ------     --------   --------    --------
TOTAL FIXED MATURITIES.................  $151,331      $3,089       $1,605     $152,815   $138,043    $139,344
                                         ========      ======       ======     ========   ========    ========
EQUITY SECURITIES(3)...................  $  6,958      $  284       $  264     $  6,978   $  7,401    $  7,577
                                         ========      ======       ======     ========   ========    ========

------------------------
(1) At December 31, 2001, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $3.004 billion and $1.527 billion, respectively.

(2) Recorded at amortized cost.

(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

6.  TRADING ACCOUNT ASSETS AND LIABILITIES

    Trading account assets and liabilities at market value consisted of the following:

Z                                                             JUNE 30,    DECEMBER 31,
IN MILLIONS OF DOLLARS                                          2002          2001
----------------------                                        ---------   -------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities.................  $ 38,323      $ 46,218
State and municipal securities..............................     3,386         4,517
Foreign government securities...............................    20,533        12,450
Corporate and other debt securities.........................    27,273        21,318
Derivative and other contractual commitments(1).............    38,399        29,762
Equity securities...........................................    20,303        15,619
Mortgage loans and collateralized mortgage securities.......     7,223         6,869
Other.......................................................     8,427         8,151
                                                              --------      --------
                                                              $163,867      $144,904
                                                              ========      ========
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased..........................  $ 45,994      $ 51,815
Derivative and other contractual commitments(1).............    40,570        28,728
                                                              --------      --------
                                                              $ 86,564      $ 80,543
                                                              ========      ========

------------------------
(1) Net of master netting agreements and securitization.





7.  DEBT

    Investment banking and brokerage borrowings consisted of the following:

                                                              JUNE 30,    DECEMBER 31,
IN MILLIONS OF DOLLARS                                          2002          2001
----------------------                                        ---------   -------------
Commercial paper............................................   $13,883       $13,858
Bank borrowings.............................................     1,183           565
Other.......................................................       949           381
                                                               -------       -------
                                                               $16,015       $14,804
                                                               =======       =======

    Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                              JUNE 30,    DECEMBER 31,
IN MILLIONS OF DOLLARS                                          2002          2001
----------------------                                        ---------   -------------
COMMERCIAL PAPER
  Citigroup Inc.............................................   $   429       $   481
  Citicorp..................................................    10,643        12,215
                                                               -------       -------
                                                                11,072        12,696
OTHER SHORT-TERM BORROWINGS.................................    13,566        11,765
                                                               -------       -------
                                                               $24,638       $24,461
                                                               =======       =======

    Long-term debt, including its current portion, consisted of the following:

                                                              JUNE 30,    DECEMBER 31,
IN MILLIONS OF DOLLARS                                          2002          2001
----------------------                                        ---------   -------------
Citigroup Inc...............................................  $ 39,698      $ 34,794
Citicorp....................................................    47,066        59,628
Salomon Smith Barney Holdings Inc...........................    26,555        26,813
Travelers Insurance Group Holdings Inc......................       380           380
Travelers Property Casualty Corp............................       867            16
Travelers Insurance Company.................................        14            --
                                                              --------      --------
                                                              $114,580      $121,631
                                                              ========      ========

8.  RESTRUCTURING-RELATED ITEMS

                                                                      RESTRUCTURING INITIATIVES
                                                              -----------------------------------------
IN MILLIONS OF DOLLARS                                          2002       2001       2000      TOTAL
----------------------                                        --------   --------   --------   --------
RESTRUCTURING CHARGES.......................................    $42       $ 448      $ 579      $1,069
Acquisitions(1).............................................     --         112         23         135
Utilization(2)..............................................     (4)       (403)      (539)       (946)
Changes in estimates........................................     --         (24)       (53)        (77)
                                                                ---       -----      -----      ------
Balance at June 30, 2002....................................    $38       $ 133      $  10      $  181
                                                                ===       =====      =====      ======

------------------------

(1) Represents additions to restructuring liabilities arising from acquisitions.

(2) Utilization amounts include translation effects on the restructuring reserve.

    During the first quarter of 2002, Citigroup recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate and Investment Bank operations in Argentina. Through June 30, 2002, the 2002 reserve utilization included $4 million of severance and other costs which were paid in cash. As of June 30, 2002, approximately 150 gross staff positions have been eliminated under these programs.

    During 2001, Citigroup recorded restructuring charges of $448 million. Of the $448 million, $319 million related to the downsizing of certain functions in the Global Corporate and Investment Bank and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

    The $423 million related to employee severance reflects the cost of eliminating approximately 12,500 positions, including 4,200 in Citigroup's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 3,400 in the Global Corporate and Investment Bank business related to other restructuring initiatives. Approximately 3,200 of these positions were in the United States.

    Through June 30, 2002, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $338 million of severance and other costs (of which $286 million of employee severance and $18 million of leasehold and other exit costs have been paid in cash and $34 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 second quarter and six months was $36 million and $51 million, respectively. Through June 30, 2002, approximately 10,900 gross staff positions have been eliminated under these programs, including approximately 1,400 in the 2002 second quarter and 2,300 in the first six months of 2002.

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

    The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,800 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions related to the United States. In 2000, a reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

    Through June 30, 2002, the 2000 restructuring reserve utilization included $184 million of asset impairment charges and $355 million of severance and other exit costs (of which $176 million of employee severance and $120 million of leasehold and other exit costs have been paid in cash and $59 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 second quarter and six months was $23 million and $53 million, respectively. Through June 30, 2002, approximately 6,400 staff positions have been eliminated under these programs including approximately 550 in the 2002 second quarter and 950 in the first six months of 2002.

    The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $4 million and $22 million were recognized in the second quarter of 2002 and 2001, respectively, and $9 million and $44 million were recognized in the six-month periods, respectively.

    Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million, a reduction of the reserve for 2000 restructuring initiatives of $24 million and a reduction of reserves for prior restructuring initiatives of $13 million. Changes in estimates during 2001 resulted in a reduction of the reserve for 2001 restructuring initiatives of $18 million during the second quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

    Additional information about restructuring-related items, including the business segments affected, may be found in Citigroup's 2001 Annual Report and Form 10-K.

9.  CHANGES IN EQUITY FROM NONOWNER SOURCES

    Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the six-month period ended June 30, 2002 are as follows:

                                        NET UNREALIZED                                  ACCUMULATED OTHER
                                           GAINS ON      FOREIGN CURRENCY               CHANGES IN EQUITY
                                          INVESTMENT       TRANSLATION      CASH FLOW     FROM NONOWNER
                                          SECURITIES        ADJUSTMENT       HEDGES          SOURCES
                                        --------------   ----------------   ---------   -----------------
IN MILLIONS OF DOLLARS
BALANCE, DECEMBER 31, 2001............       $852            $(1,864)         $168           $  (844)
Unrealized losses on investment
  securities, net of tax(1)...........       (588)                --            --              (588)
Foreign currency translation
  adjustment, net of tax(2)...........         --               (403)           --              (403)
Cash flow hedges, net of tax..........         --                 --            65                65
                                             ----            -------          ----           -------
Change................................       (588)              (403)           65              (926)
                                             ----            -------          ----           -------
BALANCE, MARCH 31, 2002...............        264             (2,267)          233            (1,770)
Unrealized gains on investment
  securities, net of tax(3)...........        477                 --            --               477
Foreign currency translation
  adjustment, net of tax(4)...........         --               (848)           --              (848)
Cash flow hedges, net of tax..........         --                 --           415               415
                                             ----            -------          ----           -------
Current period change.................        477               (848)          415                44
                                             ----            -------          ----           -------
BALANCE, JUNE 30, 2002................       $741            $(3,115)         $648           $(1,726)
                                             ====            =======          ====           =======

------------------------

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.

(2) Includes the $512 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continue, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.

(3) Primarily reflects the impact of a declining interest rate yield curve on fixed-income securities.

(4) Primarily reflects the decline in the Mexican peso against the U.S. dollar, and includes the $77 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent.

10. EARNINGS PER SHARE

    The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001:

                                                               THREE MONTHS        SIX MONTHS ENDED
                                                              ENDED JUNE 30,           JUNE 30,
                                                            -------------------   -------------------
                                                              2002       2001       2002       2001
                                                            --------   --------   --------   --------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES.................................................  $ 4,084    $ 3,652    $ 8,974    $ 7,232
Cumulative effect of accounting changes...................       --       (116)       (47)      (158)
Preferred dividends.......................................      (21)       (28)       (42)       (56)
                                                            -------    -------    -------    -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS.....    4,063      3,508      8,885      7,018
Effect of dilutive securities.............................       --         --         --         --
                                                            -------    -------    -------    -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS...  $ 4,063    $ 3,508    $ 8,885    $ 7,018
                                                            =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO
  BASIC EPS...............................................  5,096.7    4,979.6    5,103.6    4,982.2
Effect of dilutive securities:
  Options.................................................     52.6       86.7       58.9       91.3
  Restricted stock........................................     35.4       32.6       34.2       30.4
  Convertible securities..................................      1.1        1.1        1.1        1.1
                                                            -------    -------    -------    -------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO DILUTED EPS...............................  5,185.8    5,100.0    5,197.8    5,105.0
                                                            =======    =======    =======    =======
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes.....  $  0.80    $  0.72    $  1.75    $  1.44
Cumulative effect of accounting changes...................       --      (0.02)     (0.01)     (0.03)
                                                            -------    -------    -------    -------
NET INCOME................................................  $  0.80    $  0.70    $  1.74    $  1.41
                                                            =======    =======    =======    =======
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes.....  $  0.78    $  0.71    $  1.72    $  1.40
Cumulative effect of accounting changes...................       --      (0.02)     (0.01)     (0.03)
                                                            -------    -------    -------    -------
NET INCOME................................................  $  0.78    $  0.69    $  1.71    $  1.37
                                                            =======    =======    =======    =======

11. DERIVATIVES AND OTHER ACTIVITIES

    The following table summarizes certain information related to the Company's hedging activities for the three months and six months ended June 30, 2002 and 2001:

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
IN MILLIONS OF DOLLARS
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings................  $   122     $ 65      $    94      $137
Net gain (loss) excluded from assessment of effectiveness...        4       24           (1)       71
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings................       16        9           21         6
Amount excluded from assessment of effectiveness............       --       --           --        --
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency translation
  adjustment within accumulated other changes in equity from
  nonowner sources(1).......................................   (1,091)     (14)      (1,151)      234
                                                              -------      ---      -------      ----

------------------------

(1) Net losses on net investment hedges for the three months ended June 30, 2002 are primarily related to instruments hedging net investments which have as their functional currency the Japanese yen, the British pound or the Euro.

    The accumulated other changes in equity from nonowner sources from cash flow hedges for the six months ended June 30, 2002 and 2001 can be summarized as follows (net of taxes):

                                                                2002       2001
                                                              --------   --------
IN MILLIONS OF DOLLARS
BALANCE AT JANUARY 1,(1)....................................   $ 168       $ (3)
Net gain (loss) from cash flow hedges.......................     164        (22)
Net amounts reclassified to earnings........................     (99)       (27)
                                                               -----       ----
BALANCE AT MARCH 31,........................................   $ 233       $(52)
Net gain (loss) from cash flow hedges.......................     555         36
Net amounts reclassified to earnings........................    (140)       (26)
                                                               -----       ----
BALANCE AT JUNE 30,.........................................   $ 648       $(42)
                                                               =====       ====

------------------------

(1) Balance at January 1, 2001 results from the cumulative effect of the accounting change for cash-flow hedges.

12. SECURITIZATIONS

ACCOUNTING POLICIES

    For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citigroup as seller of the transferred assets. For all other securitizations in which Citigroup participates, an evaluation is made of whether the Company controls the entity by considering several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citigroup are consolidated.

    For a transfer of financial assets to be considered a sale: financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a qualifying special purpose entity meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets the sale requirements is removed from the Company's consolidated statement of financial position. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the asset remains on the Company's consolidated statement of financial position and the proceeds are recognized as the Company's liability.

    In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is obtained for complex transactions or where the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the Company's other assets in the event of the Company's insolvency.

    In the case of asset transfers to certain master trust securitization entities, the Company has until no later than June 30, 2006 to make the changes needed in the master trusts' organizational structure and governing documents that are necessary to meet these isolation requirements.

    The Company values its securitized retained interests at fair value as determined using generally accepted valuation techniques at the time of securitization and subsequently. The Company retains a seller's interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans.

SECURITIZATION ACTIVITIES

    Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of loans securitized include home equity loans, auto loans and student loans.

    After securitizations of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities and letters of credit. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables.

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

    The Company also originates and sells first mortgage loans in the ordinary course of its mortgage banking activities. The Company sells certain of these loans to the Government National Mortgage Association (GNMA) with the servicing rights retained. GNMA has the primary recourse obligation on the individual loans; however, GNMA's recourse obligation is capped at a fixed amount per loan. Any losses above that fixed amount are borne by Citigroup as the seller/servicer.

    The following table summarizes certain cash flows received from and paid to securitization trusts during the three and six-month periods ended June 30, 2002 and 2001:

                                               FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                      JUNE 30, 2002                 JUNE 30, 2001
                                               ---------------------------   ---------------------------
                                                               MORTGAGES                     MORTGAGES
                                               CREDIT CARDS   AND OTHER(1)   CREDIT CARDS   AND OTHER(1)
                                               ------------   ------------   ------------   ------------
IN BILLIONS OF DOLLARS
Proceeds from new securitizations............      $ 2.2          $10.5          $ 5.2          $10.6
Proceeds from collections reinvested in new
  receivables................................       32.6             --           32.0             --
Servicing fees received......................        0.3            0.1            0.3            0.1
Cash flows received on retained interests and
  other net cash flows.......................        0.9            0.1            0.9            0.2
                                                   =====          =====          =====          =====

                                                FOR THE SIX MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2002                 JUNE 30, 2001
                                               ---------------------------   ---------------------------
                                                               MORTGAGES                     MORTGAGES
                                               CREDIT CARDS   AND OTHER(1)   CREDIT CARDS   AND OTHER(1)
                                               ------------   ------------   ------------   ------------
                                                                IN BILLIONS OF DOLLARS
Proceeds from new securitizations............      $5.7          $19.4          $11.8          $17.9
Proceeds from collections reinvested in new
  receivables................................      65.9             --           62.4             --
Servicing fees received......................       0.6            0.2            0.6            0.2
Cash flows received on retained interests and
  other net cash flows.......................       1.9            0.2            1.8            0.2
                                                   ====          =====          =====          =====

------------------------

(1) Other includes auto loans in all periods and student loans in the six months ended June 30, 2002.

    The Company recognized gains on securitizations of $63 million and $71 million for the three months ended June 30, 2002 and

2001, respectively, and $100 million and $95 million for the six months ended June 30, 2002 and 2001, respectively, primarily related to mortgage loans.

    Key assumptions used for mortgages during the six months ended June 30, 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

Discount rate...............................................   5.0% to 11.2%
Constant prepayment rate....................................   6.9% to 40.0%
Anticipated net credit losses...............................   0.03% to 5.0%
                                                              ==============

    As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions consistent. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

    At June 30, 2002, for mortgages, auto loans and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

IN MILLIONS OF DOLLARS
----------------------------
Carrying value of retained interests........................                        $3,397
Discount rate...............................................               9.76%, 11%, 13%
+10%........................................................                        $(105)
+20%........................................................                        $(204)
                                                              ----------------------------
                                                                   14.60%, 16.0% to 21.2%,
Constant prepayment rate....................................                         10.5%
+10%........................................................                        $(124)
+20%........................................................                        $(233)
                                                              ----------------------------
Anticipated net credit losses...............................   0.04%, 8.4% to 14.8%, 13.1%
+10%........................................................                         $(58)
+20%........................................................                        $(111)
                                                              ============================

MANAGED LOANS

    For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at June 30, 2002 and December 31, 2001, and credit losses, net of recoveries, for the three and six-month periods ended June 30, 2002 and 2001.

                                                           JUNE 30, 2002          DECEMBER 31, 2001
                                                       ----------------------   ----------------------
                                                       CREDIT CARD              CREDIT CARD
MANAGED LOANS                                          RECEIVABLES   OTHER(1)   RECEIVABLES   OTHER(1)
-------------                                          -----------   --------   -----------   --------
IN BILLIONS OF DOLLARS
Principal amounts, at period end:
Total managed........................................    $ 108.8      $ 36.5      $ 108.7      $ 27.4
Securitized amounts..................................      (65.8)         --        (67.1)       (1.3)
On-balance sheet(2)..................................    $  43.1      $ 36.5      $  41.6      $ 26.1

IN MILLIONS OF DOLLARS
Delinquencies, at period end:
Total managed........................................   $ 1,986     $1,174     $ 2,141     $1,174
Securitized amounts..................................    (1,203)        --      (1,268)       (14)
                                                        -------     ------     -------     ------
On-balance sheet(2)..................................   $   783     $1,174     $   873     $1,160


                                    THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                          -----------------------------------------------   -----------------------------------------------
                                   2002                     2001                     2002                     2001
                          ----------------------   ----------------------   ----------------------   ----------------------
                          CREDIT CARD              CREDIT CARD              CREDIT CARD              CREDIT CARD
                          RECEIVABLES   OTHER(1)   RECEIVABLES   OTHER(1)   RECEIVABLES   OTHER(1)   RECEIVABLES   OTHER(1)
                          -----------   --------   -----------   --------   -----------   --------   -----------   --------
IN MILLIONS OF DOLLARS
Credit losses, net of
  recoveries:
Total managed...........     $1,705       $207        $1,393       $143        $3,364       $398        $2,601       $299
Securitized amounts.....       (989)        --          (816)       (23)       (1,924)        --        (1,483)       (45)
                             ------       ----        ------       ----        ------       ----        ------       ----
On-balance sheet(1).....     $  716       $207        $  577       $120        $1,440       $398        $1,118       $254
                             ======       ====        ======       ====        ======       ====        ======       ====

------------------------

(1) Includes home equity loans and auto loans.

(2) Includes loans held-for-sale.

SERVICING RIGHTS

    The fair value of capitalized mortgage loan servicing rights was $1.381 billion, $1.173 billion and $1.092 billion at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

                                                                 THREE MONTHS        SIX MONTHS ENDED
                                                                ENDED JUNE 30,           JUNE 30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
IN MILLIONS OF DOLLARS
BALANCE, BEGINNING OF PERIOD................................   $1,314     $1,027     $1,173     $1,069
Originations................................................      130         89        235        167
Purchases...................................................      153         --        190         --
Amortization................................................      (44)       (44)       (85)       (82)
Gain (loss) on change in MSR value..........................      (53)        97         24         75
Provision for impairment....................................     (123)       (57)      (163)      (113)
Other.......................................................        4        (20)         7        (24)
                                                               ------     ------     ------     ------
BALANCE, END OF PERIOD......................................   $1,381     $1,092     $1,381     $1,092
                                                               ======     ======     ======     ======

    The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

                                                                 THREE MONTHS           SIX MONTHS
                                                                  ENDED JUNE            ENDED JUNE
                                                                      30,                   30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
IN MILLIONS OF DOLLARS
BALANCE, BEGINNING OF PERIOD................................    $193       $ 75       $153       $ 19
Provision for impairment....................................     123         57        163        113
                                                                ----       ----       ----       ----
BALANCE, END OF PERIOD......................................    $316       $132       $316       $132
                                                                ====       ====       ====       ====

13. CONTINGENCIES

    The Company's insurance policy and claims reserves include $1.098 billion and $1.216 billion for asbestos and environmental related claims net of reinsurance at June 30, 2002 and December 31, 2001, respectively. It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation, and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

    The reserves carried for environmental and asbestos claims at June 30, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued for these claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims, and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

    For a discussion of certain legal proceedings, see Part II, Item I of this Form 10-Q. In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company and its subsidiaries' operations, financial condition, or liquidity.

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                     JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                                       2002     2002(1)    2001(1)     2001(1)    2001(1)
                                                     --------   --------   --------   ---------   --------
IN MILLIONS OF DOLLARS
CORPORATE CASH-BASIS LOANS
Collateral dependent (at lower of cost or
  collateral value)(2).............................   $  485     $  493     $  699     $  699      $  527
Other..............................................    4,088      3,502      2,834      2,404       2,079
                                                      ------     ------     ------     ------      ------
TOTAL..............................................   $4,573     $3,995     $3,533     $3,103      $2,606
                                                      ======     ======     ======     ======      ======
CORPORATE CASH-BASIS LOANS
In U.S. offices....................................   $1,465     $1,468     $1,315     $1,089      $1,108
In offices outside the U.S.........................    3,108      2,527      2,218      2,014       1,498
                                                      ------     ------     ------     ------      ------
TOTAL..............................................   $4,573     $3,995     $3,533     $3,103      $2,606
                                                      ======     ======     ======     ======      ======
CORPORATE RENEGOTIATED LOANS
In U.S. offices....................................   $  248     $  219     $  206     $  226      $  271
In offices outside the U.S.........................       69        116        130        143         164
                                                      ------     ------     ------     ------      ------
TOTAL..............................................   $  317     $  335     $  336     $  369      $  435
                                                      ======     ======     ======     ======      ======
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD
  BEEN SUSPENDED
In U.S. offices....................................   $2,396     $2,428     $2,501     $2,630      $2,480
In offices outside the U.S.........................    2,596      2,619      2,241      2,118       1,654
                                                      ------     ------     ------     ------      ------
TOTAL..............................................   $4,992     $5,047     $4,742     $4,748      $4,134
                                                      ======     ======     ======     ======      ======
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(3)
In U.S. offices....................................   $2,084     $2,101     $1,822     $1,761      $1,694
In offices outside the U.S.........................      718        716        776        832         433
                                                      ------     ------     ------     ------      ------
TOTAL..............................................   $2,802     $2,817     $2,598     $2,593      $2,127
                                                      ======     ======     ======     ======      ======

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3) Substantially all consumer loans, of which $1,257 million, $1,106 million, and $973 million are government-guaranteed student loans and mortgages at June 30, 2002, March 31, 2002, and June 30, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                     JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                                       2002     2002(1)    2001(1)     2001(1)    2001(1)
                                                     --------   --------   --------   ---------   --------
IN MILLIONS OF DOLLARS
OTHER REAL ESTATE OWNED
Consumer(2)........................................    $458       $384       $393       $407        $289
Corporate(2).......................................     259        270        265        301         310
Other..............................................      --         --          8          9           8
                                                       ----       ----       ----       ----        ----
TOTAL OTHER REAL ESTATE OWNED......................    $717       $654       $666       $717        $607
                                                       ====       ====       ====       ====        ====
OTHER REPOSSESSED ASSETS(3)........................    $320       $381       $439       $479        $409
                                                       ====       ====       ====       ====        ====

------------------------

(1) Reclassified to conform to the current period's presentation.

(2) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(3) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                   2ND QTR.   1ST QTR.   4TH QTR.   3RD QTR.   2ND QTR.
                                                     2002       2002       2001       2001       2001
                                                   --------   --------   --------   --------   --------
                                                                  IN MILLIONS OF DOLLARS
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF
  PERIOD.........................................  $10,520    $10,088    $ 9,918     $8,917     $8,957
                                                   -------    -------    -------     ------     ------

PROVISION FOR CREDIT LOSSES

Consumer.........................................    1,599      1,878      1,573      1,362      1,196
Corporate........................................      458        681        688        218        289
                                                   -------    -------    -------     ------     ------
                                                     2,057      2,559      2,261      1,580      1,485
                                                   -------    -------    -------     ------     ------
GROSS CREDIT LOSSES

CONSUMER
In U.S. offices..................................    1,281      1,281      1,284      1,041        945
In offices outside the U.S.......................      660        617        600        549        462

CORPORATE
In U.S. offices..................................      429        316        572        303        285
In offices outside the U.S.......................      197        241        371         97         84
                                                   -------    -------    -------     ------     ------
                                                     2,567      2,455      2,827      1,990      1,776
                                                   -------    -------    -------     ------     ------
CREDIT RECOVERIES

CONSUMER
In U.S. offices..................................      155        148        144        109         81
In offices outside the U.S.......................      104        107        116        102        102

CORPORATE(1)
In U.S. offices..................................      114         30         94         78         56
In offices outside the U.S.......................       27         42         58         41         26
                                                   -------    -------    -------     ------     ------
                                                       400        327        412        330        265
                                                   -------    -------    -------     ------     ------
NET CREDIT LOSSES
In U.S. offices..................................    1,441      1,419      1,618      1,157      1,093
In offices outside the U.S.......................      726        709        797        503        418
                                                   -------    -------    -------     ------     ------
                                                     2,167      2,128      2,415      1,660      1,511
                                                   -------    -------    -------     ------     ------
Other--net(2)....................................       27          1        324      1,081        (14)
                                                   -------    -------    -------     ------     ------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD.....  $10,437    $10,520    $10,088     $9,918     $8,917
                                                   =======    =======    =======     ======     ======
Net consumer credit losses.......................  $ 1,682    $ 1,643    $ 1,624     $1,379     $1,224
As a percentage of average consumer loans........     2.65%      2.71%      2.62%      2.28%      2.19%
                                                   =======    =======    =======     ======     ======
Net corporate credit losses......................  $   485    $   485    $   791     $  281     $  287
As a percentage of average commercial loans......     1.40%      1.42%      2.18%      0.76%      0.82%
                                                   =======    =======    =======     ======     ======

------------------------

(1) Includes amounts recognized under credit default swaps purchased from third parties.

(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ENRON CORP.

    In April 2002, Citigroup and, in one case, Salomon Smith Barney Inc. (SSB) were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL.
V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations Act (RICO), as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

    In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (HUDSON SOFT CO., LTD. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL.). The complaint alleges violations of RICO and seeks unspecified damages.

    Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) an action brought in state court by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including
Section 11 of the Securities Act of 1933, as amended, fraud and misrepresentation; and (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and
Section 10(b) of the Securities Exchange Act of 1934, as amended.

    Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

RESEARCH

    Since May 2002, SSB and Jack Grubman have been named as defendants in a number of putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, by failing to disclose conflicts of interest in connection with published investment research, including Global Crossing and WorldCom, Inc. Actions concerning Global Crossing securities filed in the United States District Court for the Southern District of New York include ROLSETH, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; ROBERTS, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; MUSACCHIO, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; OVETZKY-WEISS, ET AL.
V. SALOMON SMITH BARNEY INC., ET AL.; GLINDEMAN, JR., ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; TELESCA, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; KLEINKNECHT, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; SHUSTER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL. Actions concerning WorldCom securities filed in the United States District Court for the Southern District of New York include SINGLETON, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; BRAKL, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; BERGER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; EMERSON, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; GARNER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; SPANGLER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; ACKERMAN, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; MOWER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; CRINER, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; HALLISEY & JOHNSON PROFIT SHARING PLAN, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; BALFUS, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; KIM, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; MCCAULEY, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; HERMAN, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.; RIPPLE, ET AL. V. SALOMON SMITH BARNEY INC., ET AL.

    Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees. SSB is cooperating fully with all such requests.

WORLDCOM, INC.

    Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These include putative class actions filed in July 2002 by purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (ABOVE PARADISE INVESTMENTS LTD. V. WORLDCOM, INC., ET AL.; MUNICIPAL POLICE EMPLOYEES RETIREMENT SYSTEM OF LOUISIANA V. WORLDCOM, INC., ET AL.), and in the United States District Court for the Southern District of Mississippi (LONGACRE MASTER FUND V. WORLDCOM, INC., ET AL.). These complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

    Additional actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom securities including (i) individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud and (ii) a putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud.

OTHER

    In July 2002, Citigroup and members of its Board of Directors were named as defendants in shareholder derivative complaints filed in New York Supreme Court, New York County, alleging breach of fiduciary duty, negligent breach of fiduciary duty, gross mismanagement and waste of corporate assets. In July and August 2002, Citigroup and certain officers were also named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in one of the actions, common law fraud.

    Additional lawsuits containing similar claims to those described above may be filed in the future.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) In connection with its acquisition of Geneva Group, Inc., on April 5, 2002, the Company issued an additional 4,882 shares of the Company's common stock to the former shareholders of Geneva pursuant to a post-closing adjustment to the consideration provided by the Company in connection with the acquisition. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Information concerning all matters voted on by stockholders at Citigroup's Annual Meeting of Stockholders held on April 16, 2002 is incorporated herein by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    See Exhibit Index.

    (b) Reports on Form 8-K

    On April 16, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 2002, and certain other selected financial data.

    On May 22, 2002, the Company filed a Current Report on Form 8-K, dated
May 21, 2002, (a) reporting under Item 5 thereof that Citigroup announced that it will acquire Golden State Bancorp Inc., and (b) filing as an exhibit under
Item 7 thereof a copy of the related press release dated May 21, 2002.

    On May 28, 2002, the Company filed a Current Report on Form 8-K, dated
May 21, 2002, (a) reporting under Item 5 thereof that Citigroup announced that it will acquire Golden State Bancorp Inc., and (b) filing as exhibits under Item 7 thereof (i) a copy of the related Merger Agreement and (ii) a copy of the related Securityholders Agreement.

    On June 6, 2002, the Company filed a Current Report on Form 8-K, dated
May 30, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 30, 2002, and the Form of Note relating to the offer and sale of the Company's 6.625% Subordinated Notes due June 15, 2032.

    On June 19, 2002, the Company filed a Current Report on Form 8-K, dated June 12, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated June 12, 2002, and the Form of Note relating to the offer and sale of the Company's 4.125% Notes due June 30, 2005.

    On June 27, 2002, the Company filed a Current Report on Form 8-K, dated June 26, 2002, reporting under Item 5 thereof Citigroup's exposure to WorldCom.

    No other reports on Form 8-K were filed during the second quarter of 2002; however,

    On July 11, 2002, the Company filed a Current Report on Form 8-K, dated
July 10, 2002, (a) reporting under Item 5 thereof that Citigroup had revised its financial reporting format in order to align Citigroup's public disclosure with its recently-announced organizational changes, and (b) filing as an exhibit under Item 7 thereof the 2002 First Quarter Financial Data Supplement.

    On July 18, 2002, the Company filed a Current Report on Form 8-K, dated July 17, 2002, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 2002, and certain other selected financial data.

    On July 25, 2002, the Company filed a Current Report on Form 8-K, dated July 25, 2002, reporting under Item 5 thereof that it had accelerated its stock buyback program in July.

    On July 26, 2002, the Company filed a Current Report on Form 8-K, dated July 18, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated July 18, 2002, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due July 26, 2004.

    On August 1, 2002, the Company filed a Current Report on Form 8-K, dated August 1, 2002, (a) reporting under Item 5 thereof that Citigroup declared a distribution of shares of Travelers Property Casualty Corp. class A common stock and class B common stock and set the record date and distribution date, and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated August 1, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th of August, 2002.

                                                       CITIGROUP INC.
                                                       (Registrant)

                                                       By               /s/ TODD S. THOMSON
                                                            ------------------------------------------
                                                                          Todd S. Thomson
                                                                      CHIEF FINANCIAL OFFICER
                                                                    PRINCIPAL FINANCIAL OFFICER

                                                       By              /s/ WILLIAM P. HANNON
                                                            ------------------------------------------
                                                                         William P. Hannon
                                                                            CONTROLLER
                                                                   PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

       10.01+           Letter Agreement, dated December 20, 2001, between the
                        Company and Stanley Fischer.

       12.01+           Calculation of Ratio of Income to Fixed Charges.

       12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

       99.01+           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.02+           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

------------------------

+  Filed herewith