Form 10-Q
period 2002-09-30
CITIGROUP INC
filed 2002-11-13
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2002: 5,056,767,896

                    AVAILABLE ON THE WEB AT www.citigroup.com

                                 CITIGROUP INC.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
Item 1.  Financial Statements:

           Consolidated Statement of Income (Unaudited) -
             Three and Nine Months Ended September 30, 2002 and 2001                   47

           Consolidated Statement of Financial Position -
             September 30, 2002 (Unaudited) and December 31, 2001                      48

           Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited) - Nine Months Ended September 30, 2002 and 2001               49

           Consolidated Statement of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 2002 and 2001                             50

           Notes to Consolidated Financial Statements (Unaudited)                      51

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   4 - 46

Item 3.    Quantitative and Qualitative Disclosures About Market Risk             34 - 37
                                                                                       60

Item 4.    Controls and Procedures                                                     46

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                           68

Item 2.    Changes in Securities and Use of Proceeds                                   69

Item 6.    Exhibits and Reports on Form 8-K                                            70

Signatures                                                                             72

Certifications                                                                         73

Exhibit Index                                                                          75

THE COMPANY

Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers with some 200 million customer accounts in over 100 countries and territories.

The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management, Proprietary Investment Activities and Corporate/Other segments.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Federal Reserve Board. Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within Citigroup's 2001 Annual Report and Form 10-K. Additional information is available on the Company's web site at (http://www.Citigroup.com).

BUSINESS SEGMENT PRESENTATION AND OPERATING UNIT FORMAT

During the 2002 second quarter Citigroup's internal management reporting was realigned to follow its organizational changes. Citigroup modified the Company's financial reporting format to be consistent with this internal reporting. These modifications are intended to simplify disclosure by emphasizing global products, while providing a regional breakdown of the segments. All prior periods have been reclassified to conform to the current period's presentation.

PRODUCT DISCLOSURE

Financial disclosure is organized by segments along product lines:

GLOBAL CONSUMER -- CARDS, CONSUMER FINANCE, and RETAIL BANKING.
GLOBAL CORPORATE AND INVESTMENT BANK -- CAPITAL MARKETS AND BANKING, PRIVATE CLIENT, and TRANSACTION SERVICES.
GLOBAL INVESTMENT MANAGEMENT -- LIFE INSURANCE AND ANNUITIES, PRIVATE BANK, and ASSET MANAGEMENT.
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER

REGIONAL DISCLOSURE

Supporting this product structure is disclosure of Citigroup's net income by region, including:

   NORTH AMERICA (EXCLUDING MEXICO)
   MEXICO
   WESTERN EUROPE
   JAPAN
   LATIN AMERICA
   ASIA (EXCLUDING JAPAN)
   CENTRAL AND EASTERN EUROPE, MIDDLE EAST AND AFRICA (CEEMEA)

Net income for each region is disclosed by Global Consumer, Global Corporate and Investment Bank, and Global Investment Management. Net income for Corporate/Other is primarily derived from North America (excluding Mexico). Proprietary Investment Activities is centrally managed and is not allocated to any region. Net income by region is fully reflected in the product disclosures described above.

The following changes to the format have impacted individual lines of business as follows:

- Mexico, formerly reported in its entirety within the Global Consumer segment, has been apportioned to each of Citigroup's product groups.
- Emerging Markets Retirement Services, previously included in Emerging Markets Consumer Banking, is now reported as part of ASSET MANAGEMENT within Global Investment Management.
- Emerging Markets Corporate Banking is now reported as part of CAPITAL MARKETS AND BANKING within the Global Corporate and Investment Bank.
- International Insurance Manufacturing, previously reported in Global Consumer, is now reported as part of LIFE INSURANCE AND ANNUITIES within Global Investment Management.

The following provides details on the lines of business included within each global segment.

GLOBAL CONSUMER

Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, ALMs (Automated Lending Machines) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small proprietorships. Global Consumer includes CARDS, CONSUMER FINANCE and RETAIL BANKING.

CARDS provides MasterCard, VISA and private label credit and charge cards issued to customers in 47 countries around the world. North America Cards includes the operations of Citi Cards, the company's primary brand in North America, as well as Diners Club N.A. and Mexico Cards. International Cards provides credit and charge cards to customers in Western Europe, Japan, Asia, CEEMEA, and Latin America.

CONSUMER FINANCE provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of September 30, 2002, North America Consumer Finance maintained 2,420 offices, including 2,207 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,182 offices, including 940 in Japan. CONSUMER FINANCE offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. CONSUMER FINANCE customers.

RETAIL BANKING provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, RETAIL BANKING includes the operations of Citibanking North America, Consumer Assets, Primerica Financial Services (Primerica) and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 458 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of LIFE INSURANCE AND ANNUITIES. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in Western Europe, Japan, Asia, CEEMEA and Latin America.

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

CAPITAL MARKETS AND BANKING offers a wide array of investment banking and commercial banking services and products, including the underwriting and distribution of fixed income and equity securities for U.S. and multinational corporations and for state, local and other governmental and government-sponsored authorities. In addition, CAPITAL MARKETS AND BANKING also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major U.S. and international exchanges on behalf of customers and for its own account. CAPITAL MARKETS AND BANKING is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities. CAPITAL MARKETS AND BANKING also provides loans, leasing and equipment finance. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, CEEMEA and Mexico), CitiCapital and Lending.

PRIVATE CLIENT provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations by leveraging a network of more than 12,800 Smith Barney Financial Consultants in more than 500 offices worldwide. A significant portion of PRIVATE CLIENT'S revenue is generated from the commissions earned as a broker for its clients in the purchase and sale of securities. PRIVATE CLIENT generates additional revenue by financing customers' securities transactions through secured margin lending. PRIVATE CLIENT also receives commissions and other sales and service revenues through the sale of proprietary mutual funds and third-party mutual funds.

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

GLOBAL INVESTMENT MANAGEMENT

GLOBAL INVESTMENT MANAGEMENT offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth and retail clients. Global Investment Management includes LIFE INSURANCE AND ANNUITIES, PRIVATE BANK, and ASSET MANAGEMENT.

LIFE INSURANCE AND ANNUITIES includes Travelers Life and Annuity and International Insurance Manufacturing. These businesses offer individual annuity, group annuity, individual life insurance and corporate owned life insurance (COLI) products. The individual products include fixed and variable deferred annuities, payout annuities, and term and universal life insurance. These products are primarily distributed through Citigroup businesses, a nationwide network of independent agents and unaffiliated broker dealers. The COLI product is a variable universal life product distributed through independent specialty brokers. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries. The International Insurance Manufacturing business primarily has operations in Mexico, Western Europe, Asia, and Latin America.

PRIVATE BANK provides personalized wealth management services for high net worth clients through 90 offices in 29 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, PRIVATE BANK leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

ASSET MANAGEMENT includes the businesses of Citigroup Asset Management, Citigroup Alternative Investments, Banamex asset management and retirement services and Citigroup's other retirement services businesses in North America and Latin America. Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup, through ASSET MANAGEMENT'S own sales force or through independent sources.

PROPRIETARY INVESTMENT ACTIVITIES

PROPRIETARY INVESTMENT ACTIVITIES comprises Citigroup's venture capital activities, realized investment gains (losses) from sales or write-downs of certain insurance-related investments, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and, since August 2001, the Banamex investment portfolio.

CORPORATE/OTHER

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, Internet-related development activities, and taxes not allocated to the individual businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EVENTS IN 2002

DISCONTINUED OPERATIONS

Travelers Property Casualty Corp. (TPC) (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (the IPO) on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion in the 2002 first quarter as a result of the IPO. The after-tax gain was increased by $97 million in the 2002 third quarter due to the receipt of a private letter ruling from the Internal Revenue Service and the resolution of certain tax matters related to the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. A portion of the IPO gain was deferred to offset any payments arising in connection with this agreement. On October 16, 2002 notice was given that $159 million will be payable in the 2002 fourth quarter, pursuant to this agreement.

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $6.9 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and are classified as available-for-sale within Investments on the Unaudited Consolidated Statement of Financial Position at September 30, 2002.

Following the August 20, 2002 distribution, the results of TPC are reported in the Company's Unaudited Statements of Income and Cash Flows separately as discontinued operations for all periods presented. In accordance with generally accepted accounting principles (GAAP) the Unaudited Statement of Consolidated Financial Position and related notes have not been restated. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business. Minority interest was recognized on the IPO portion beginning on April 1, 2002 through the date of the distribution and is reflected in discontinued operations in the Unaudited Consolidated Statement of Income.

TPC primarily includes the results of its Personal Lines and Commercial Lines businesses. The Personal Lines business of TPC primarily provides coverage on personal automobile and homeowners insurance sold to individuals, which are distributed through approximately 7,600 independent agencies located throughout the United States. TPC's Commercial Lines business offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 6,300 brokers and independent agencies located throughout the United States. TPC is the third largest writer of commercial lines insurance in the U.S. based on 2001 direct written premiums published by A.M. Best Company.

ACQUISITION OF GOLDEN STATE BANCORP

On November 6, 2002, Citigroup completed its acquisition of Golden State Bancorp (Golden State) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares for all of the outstanding shares of Golden State. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced.

Golden State was the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of September 30, 2002, it had $25 billion in deposits, $51 billion in assets and 354 branches in California and Nevada.

SALE OF 399 PARK AVENUE

During the 2002 third quarter, the Company sold its 399 Park Avenue, New York City Headquarters building. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in the 2002 third quarter and the remainder to be recognized over the term of Citigroup's lease agreements. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years.

CHANGES IN CREDIT CARD RECEIVABLES AND SECURITIZATIONS

During the 2002 third quarter, the Company increased the loan loss reserve by $206 million related to past due interest and late fees on its on-balance sheet credit card receivables in accordance with recent guidance from the Federal Financial Institutions Examination Council (FFIEC).

Cards revenues in the 2002 third quarter also included net gains of $239 million as a result of changes in estimates in the timing of revenue recognition on securitizations. See Note 13 to Unaudited Consolidated Financial Statements.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

Throughout 2002 Argentina continues to experience significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and redenominated substantially all of the banking industry's loans, deposits and certain other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions on operations, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180 day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of its obligations making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citigroup's consumer and commercial borrowers in Argentina.

FIRST QUARTER 2002

During the 2002 first quarter, Citigroup recorded a total of $858 million in net pretax charges, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from compensation instruments of the Argentine government subsequently issued in the 2002 third quarter. In addition, the impact of the devaluation of the peso during the first quarter produced foreign currency translation losses that reduced Citigroup's equity by $512 million, net of tax.

SECOND QUARTER 2002

During the 2002 second quarter, Citigroup recorded a total of $84 million in net pretax charges, as follows: a $76 million loss relating to Amparos (representing judicial orders requiring previously dollar denominated deposits to be repaid at market exchange rates); a net loss of $5 million relating to CER adjustments (representing inflation-indexed interest accruals to be paid to depositors and received on certain loans); Proprietary Investment Activities' impairment charges of $53 million; and reductions in the Company's consumer loan loss reserve of $50 million resulting from the declining size of the consumer loan portfolio due to the devaluation of the Argentine peso. In addition, the impact of the devaluation of the peso in the second quarter resulted in foreign currency translation losses that reduced Citigroup's equity by $77 million, net of tax.

THIRD QUARTER 2002

During the 2002 third quarter, as a result of the impact of the continuing economic recession and government actions on certain of Citigroup's corporate loans and sovereign investments, Citigroup recorded a total of $531 million in net pretax charges as follows: a $281 million provision for credit losses and $98 million of writedowns of Patriotic Bonds; Proprietary Investment Activities' impairment charges of $111 million; and a $41 million loss relating to Amparos. These charges were necessary to reflect government action and a further deterioration in the Argentine economy.

As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our commercial borrowers. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No.
141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. These new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, when the rules became effective for calendar year companies, Citigroup adopted the remaining provisions of SFAS No. 142. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. During the three and nine months ended September 30, 2001, the after-tax amortization expense related to goodwill and indefinite-lived intangible assets which are no longer amortized was as follows:

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
IN MILLIONS OF DOLLARS                                               SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
CARDS                                                                      $    6               $  18
CONSUMER FINANCE                                                               23                  87
RETAIL BANKING                                                                 11                  33
Other                                                                           4                  11
                                                                     ---------------------------------------
   TOTAL GLOBAL CONSUMER                                                       44                 149
                                                                     ---------------------------------------
GLOBAL CORPORATE AND INVESTMENT BANK
CAPITAL MARKETS AND BANKING                                                    15                  35
PRIVATE CLIENT                                                                  -                   -
TRANSACTION SERVICES                                                            3                   9
Other                                                                          16                  47
                                                                     ---------------------------------------
   TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                                  34                  91
                                                                     ---------------------------------------
GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES(1)                                                (8)                 (8)
PRIVATE BANK                                                                    -                   -
ASSET MANAGEMENT                                                               19                  49
                                                                     ---------------------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                                          11                  41
                                                                     ---------------------------------------
PROPRIETARY INVESTMENT ACTIVITIES                                               -                   -

CORPORATE/OTHER                                                                 5                  15

DISCONTINUED OPERATIONS                                                        20                  60
                                                                     ---------------------------------------
TOTAL AFTER-TAX AMORTIZATION EXPENSE                                       $  114               $ 356
============================================================================================================

(1) During the third quarter of 2001, the Company reversed $8 million of negative goodwill associated with LIFE INSURANCE AND ANNUITIES.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Citigroup currently applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, under which there is generally no charge to earnings for employee stock option awards. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award.

Beginning in 2003, the Company intends to account for stock-based compensation issued in 2003 and thereafter in accordance with the fair-value method prescribed by SFAS No. 123. Assuming the current five-year vesting provision for options, the estimated impact of this change will be approximately $0.03 diluted per share in 2003 and, when fully phased in over the next five years, approximately $0.06 diluted per share annually. This statement is a forward-looking statement within the meaning of the Private

Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

EVENTS IN 2001

ACQUISITION OF BANAMEX

In August 2001, Citicorp, an indirect wholly-owned subsidiary of Citigroup Inc., completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward.

SEPTEMBER 11TH EVENTS

The September 11, 2001 terrorist attack financially impacted the Company in several areas. Revenues were reduced due to the disruption to Citigroup's businesses and additional expenses incurred as a result of the attack resulted in after-tax losses of approximately $200 million. The Company also experienced significant property loss, for which it is insured. The Company has recorded insurance recoveries up to the net book value of the assets written off. Additional insurance recoveries have been recorded when realized. Reductions in equity values during the 2001 third quarter were further impacted by the September 11th attack, which reduced Citigroup's Investment Activities results in the 2001 third quarter. Additionally, after-tax losses related to insurance claims (net of reinsurance impact) totaled $502 million, the bulk of which related to the property and casualty insurance operations of TPC and are currently reflected as discontinued operations.

ACCOUNTING CHANGES IN 2001

ADOPTION OF EITF 99-20

During the 2001 second quarter, the Company adopted Emerging Issues Task Force
(EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $116 million after-tax, recorded as a charge to earnings, and an increase of $93 million included in stockholders' equity from non-owner sources.

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

BUSINESS FOCUS

The following tables show the net income (loss) for Citigroup's businesses both on a Product View and on a Regional View:

CITIGROUP NET INCOME -- PRODUCT VIEW

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 --------------------------------------------
IN MILLIONS OF DOLLARS                             2002       2001(1)      2002       2001(1)
---------------------------------------------------------------------------------------------
GLOBAL CONSUMER
   CARDS                                         $    852    $    679    $  2,186    $  1,801
   CONSUMER FINANCE                                   555         547       1,653       1,412
   RETAIL BANKING                                     879         682       2,342       1,789
   Other                                              (49)        (19)       (113)        (67)
                                                 --------------------------------------------
   TOTAL GLOBAL CONSUMER                            2,237       1,889       6,068       4,935
                                                 --------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK
   CAPITAL MARKETS AND BANKING                        935       1,002       3,031       3,121
   PRIVATE CLIENT                                     168         182         569         578
   TRANSACTION SERVICES                               121         100         406         294
   Other                                              (10)          5         (65)         28
                                                 --------------------------------------------
   TOTAL GLOBAL CORPORATE AND INVESTMENT BANK       1,214       1,289       3,941       4,021
                                                 --------------------------------------------

GLOBAL INVESTMENT MANAGEMENT
   LIFE INSURANCE AND ANNUITIES                       183         185         642         636
   PRIVATE BANK                                       115          91         338         274
   ASSET MANAGEMENT                                   138          96         393         268
                                                 --------------------------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                 436         372       1,373       1,178
                                                 --------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES(2)                 (237)       (185)       (376)         29

CORPORATE/OTHER                                        56        (130)         13        (505)
                                                 --------------------------------------------

INCOME FROM CONTINUING OPERATIONS                   3,706       3,235      11,019       9,658

INCOME (LOSS) FROM DISCONTINUED OPERATIONS(3)         214         (58)      1,875         751

CUMULATIVE EFFECT OF ACCOUNTING CHANGES(4)              -           -         (47)       (158)
                                                 --------------------------------------------

TOTAL NET INCOME                                 $  3,920    $  3,177    $ 12,847    $ 10,251
=============================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Includes Realized Insurance Investment Portfolio Gains (Losses) primarily from the LIFE INSURANCE AND ANNUITIES and Primerica businesses.
(3) TPC sold 231 million shares of its class A common stock in the IPO on March 27, 2002. Citigroup made a tax-free distribution to its stockholders of a portion of its ownership interest in TPC on August 20, 2002. Income (loss) from Discontinued Operations includes the operations of TPC, the $1.270 billion ($1.158 billion after-tax) gain on the IPO and income taxes on both the operations and the IPO gain. See Note 4 to Unaudited Consolidated Financial Statements.
(4)  See Note 2 to Unaudited Consolidated Financial Statements.

BUSINESS FOCUS

CITIGROUP NET INCOME -- REGIONAL VIEW(1)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------------------------------
IN MILLIONS OF DOLLARS                                        2002       2001(2)      2002       2001(2)
--------------------------------------------------------------------------------------------------------
NORTH AMERICA (EXCLUDING MEXICO)
   Consumer                                                 $  1,408    $  1,236    $  3,931    $  3,267
   Corporate                                                     878         794       2,564       2,204
   Investment Management                                         319         306       1,028         985
                                                            --------------------------------------------
     TOTAL NORTH AMERICA (EXCLUDING MEXICO)                    2,605       2,336       7,523       6,456
                                                            --------------------------------------------

MEXICO(3)
   Consumer                                                      217          41         538          14
   Corporate                                                      26          (1)        169          40
   Investment Management                                          54          11         172          28
                                                            --------------------------------------------
     TOTAL MEXICO                                                297          51         879          82
                                                            --------------------------------------------

WESTERN EUROPE
   Consumer                                                      158         115         433         315
   Corporate                                                      32          85         191         364
   Investment Management                                           1           -          (3)          -
                                                            --------------------------------------------
     TOTAL WESTERN EUROPE                                        191         200         621         679
                                                            --------------------------------------------

JAPAN
   Consumer                                                      265         259         763         700
   Corporate                                                      88          19         108         118
   Investment Management                                          12           9          44          23
                                                            --------------------------------------------
     TOTAL JAPAN                                                 365         287         915         841
                                                            --------------------------------------------

ASIA (EXCLUDING JAPAN)
   Consumer                                                      177         157         468         440
   Corporate                                                     154         101         514         442
   Investment Management                                          26          18          81          59
                                                            --------------------------------------------
     TOTAL ASIA                                                  357         276       1,063         941
                                                            --------------------------------------------

LATIN AMERICA
   Consumer                                                      (23)         57        (151)        142
   Corporate                                                    (100)        174         (13)        485
   Investment Management                                          19          22          37          61
                                                            --------------------------------------------
     TOTAL LATIN AMERICA                                        (104)        253        (127)        688
                                                            --------------------------------------------

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA
   Consumer                                                       35          24          86          57
   Corporate                                                     136         117         408         368
   Investment Management                                           5           6          14          22
                                                            --------------------------------------------
     TOTAL CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA        176         147         508         447
                                                            --------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                               (237)       (185)       (376)         29

CORPORATE/OTHER                                                   56        (130)         13        (505)
                                                            --------------------------------------------

INCOME FROM CONTINUING OPERATIONS                              3,706       3,235      11,019       9,658

INCOME (LOSS) FROM DISCONTINUED OPERATIONS(4)                    214         (58)      1,875         751

CUMULATIVE EFFECT OF ACCOUNTING CHANGES(5)                         -           -         (47)       (158)
                                                            --------------------------------------------

TOTAL NET INCOME                                            $  3,920    $  3,177    $ 12,847    $ 10,251
========================================================================================================

(1) Proprietary Investment Activities is centrally managed and not allocated to any region.
(2)  Reclassified to conform to the current period's presentation.
(3) Mexico's results include the operations of Banamex from August 2001 forward.
(4) TPC sold 231 million shares of its class A common stock in the IPO on March 27, 2002. Citigroup made a tax-free distribution to its stockholders of a portion of its ownership interest in TPC on August 20, 2002. Income (loss) from Discontinued Operations includes the operations of TPC, the $1.270 billion ($1.158 billion after-tax) gain on the IPO and income taxes on both the operations and the IPO gain. See Note 4 to Unaudited Consolidated Financial Statements.
(5)  See Note 2 to Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                  --------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                        2002          2001         2002          2001
--------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                              $   17,644    $   16,198    $  53,435    $  49,500
Operating expenses                                                     8,440         8,766       26,643       27,321
Benefits, claims, and credit losses(1)                                 3,576         2,400        9,920        7,065
                                                                  --------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES        5,628         5,032       16,872       15,114
Income taxes                                                           1,898         1,771        5,794        5,406
Minority interest, net of income taxes                                    24            26           59           50
                                                                  --------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                      3,706         3,235       11,019        9,658
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                               214           (58)       1,875          751
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                    -             -          (47)        (158)
                                                                  --------------------------------------------------
NET INCOME                                                        $    3,920    $    3,177    $  12,847    $  10,251
====================================================================================================================
EARNINGS PER SHARE:

   BASIC:
   Income from continuing operations                              $     0.73    $     0.63    $    2.16    $    1.91
   Net Income                                                     $     0.77    $     0.62    $    2.52    $    2.03

   DILUTED:
   Income from continuing operations                              $     0.72    $     0.62    $    2.12    $    1.87
   Net Income                                                     $     0.76    $     0.61    $    2.47    $    1.98

Return on Common Equity                                                 19.1%         17.1%        20.9%        19.8%

Total Assets (IN BILLIONS)                                                                    $ 1,031.6    $ 1,068.2
Total Equity (IN BILLIONS)                                                                    $    80.8    $    78.4

Tier 1 Capital                                                                                     9.20%        8.20%
Total Capital Ratio                                                                               12.02%       10.77%
====================================================================================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues and benefits, claims, and credit losses would have been increased by $960 million and $907 million in the 2002 and 2001 third quarters, respectively, and increased $3.062 billion and $2.603 billion in the nine-month periods. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of the volumes in the credit card business.

INCOME AND EARNINGS PER SHARE

Citigroup reported net income of $3.920 billion or $0.76 per diluted share in the 2002 third quarter, up 23% and 25% from $3.177 billion or $0.61 per diluted share in the 2001 third quarter. Net income in the 2002 third quarter included an after-tax benefit of $27 million for restructuring-related items. Net income in the 2001 third quarter included an after-tax charge of $84 million (or $0.02 per diluted share) for restructuring-related items (as described in Note 9 to Unaudited Consolidated Financial Statements). Return on common equity was 19.1% in the 2002 third quarter compared to 17.1% a year ago.

Income from continuing operations for the 2002 third quarter of $3.706 billion or $0.72 per diluted share was up 15% and 16% from $3.235 billion or $0.62 per diluted share in the 2001 third quarter.

Net income for the 2002 nine months of $12.847 billion or $2.47 per diluted share were both up 25% from $10.251 billion or $1.98 per diluted share in the 2001 nine months. Net income in the 2002 nine months included an after-tax gain of $1.158 billion (or $0.22 per diluted share) on the sale of TPC's stock offering and an after-tax charge of $47 million (or $0.01 per diluted share), reflecting the cumulative effect of adopting the remaining provisions of SFAS No. 142 (as described in Notes 2 and 4 to Unaudited Consolidated Financial Statements).

Income from continuing operations for the 2002 nine months of $11.019 billion or $2.12 per diluted share was up 14% and 13% from $9.658 billion or $1.87 per diluted share in the 2001 nine months.

Net income in the 2001 nine months included an after-tax charge of $295 million (or $0.06 per diluted share) for restructuring-related items and an after-tax charge of $158 million (or $0.03 per diluted share), reflecting the cumulative effect of adopting SFAS No. 133 and EITF 99-20 (as described in Notes 2 and 9 to Unaudited Consolidated Financial Statements). Return on common equity was 20.9% and 19.8% in the nine months of 2002 and 2001, respectively.

Global Consumer net income increased $348 million or 18% and $1.133 million or 23% in the 2002 third quarter and nine months compared to the 2001 periods. Global Corporate and Investment Bank (GCIB) decreased $75 million or 6% and $80 million or 2% in the 2002 third quarter and nine months compared to the 2001 periods. Global Investment Management grew $64 million or 17% and $195 million or 17% from the respective 2001 periods, while Proprietary Investment Activities decreased $52 million and $405 million from the 2001 third quarter and nine-month periods. See individual segment and product discussions on pages 13 - 34 for additional discussion and analysis of the Company's results and operations.

REVENUES, NET OF INTEREST EXPENSE

Total revenues, net of interest expense, of $17.6 billion and $53.4 billion in the 2002 third quarter and nine months were up $1.4 billion or 9% and $3.9 billion or 8%, respectively, from the 2001 periods. Global Consumer revenues were up $981 million or 11% in the 2002 third quarter to $9.5 billion, and were up $3.6 billion or 15% in the 2002 nine months to $27.3 billion. Increases in RETAIL BANKING revenues of $275 million or 9% and $1.8 billion or 22% from the 2001 third quarter and nine months, respectively, were due to the impact of acquisitions, combined with growth in all regions except Latin America. Compared to the 2001 periods, CARDS was up $579 million or 18% in the 2002 third quarter and $1.3 billion or 15% in the 2002 nine months, while CONSUMER FINANCE experienced growth of $144 million or 6% in the 2002 third quarter and $538 million or 8% in the 2002 nine months. Both businesses experienced improved spreads, strong growth in receivables and the benefit of acquisitions, with CARDS benefiting from the changes in estimates in the timing of revenue recognition on securitizations.

Compared to the 2001 periods, GCIB revenues were up $131 million or 2% in the 2002 third quarter and were down $250 million or 1% in the 2002 nine months, driven by CAPITAL MARKETS AND BANKING, up $145 million or 4% in the 2002 third quarter but down $40 million in the 2002 nine-month period. CAPITAL MARKETS AND BANKING growth in the 2002 third quarter reflected increases in Fixed Income and Sales & Trading while the declines in the nine months were due to strong results in the 2001 first quarter and write-downs in Argentina during 2002.

Global Investment Management revenues of $2.0 billion in the 2002 third quarter and $6.1 billion in the 2002 nine months were up $119 million or 6% and $269 million or 5% from the comparable 2001 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the nine-month comparison. Revenues in Proprietary Investment Activities decreased $9 million and $498 million from the 2001 third quarter and nine months, respectively, primarily reflecting lower venture capital results, and higher impairment write-downs, partially offset by the 399 Park Avenue building sale.

Citigroup securitizes credit card receivables as part of the management of its funding and liquidity needs. After securitization of the receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the special purpose entity trusts set up to facilitate securitization activities. See Note 13 to Unaudited Consolidated Financial Statements. On a managed basis, including securitized receivables, the Company would have increased both revenues and provisions for benefits, claims, and credit losses by $960 million and $3.1 billion in the 2002 third quarter and nine months and would have increased by $907 million and $2.6 billion in the comparable 2001 periods.

SELECTED REVENUE ITEMS

Net interest revenue rose $909 million or 11% from the 2001 third quarter to $9.2 billion and increased $4.6 billion or 20% from the 2001 nine months to $27.9 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total commissions, asset management and administration fees of $4.9 billion were down $242 million or 5% from the 2001 third quarter, primarily as a result of decreases in volumes. Insurance premiums of $855 billion and $2.6 billion in the 2002 third quarter and nine months were up $66 million or 8%, and $112 million or 5%, respectively, from the 2001 periods.

Principal transactions revenues of $970 million and $3.7 billion for the 2002 third quarter and nine months were down $49 million or 5% from the 2001 third quarter and $1.06 billion or 22% from the 2001 nine-month period, reflecting declines in Global Equities which were partially offset by growth in net interest revenue. Realized gains (losses) from sales of investments were down $273 million from the 2001 third quarter and $687 million from the 2001 nine-months, resulting primarily from the Company's insurance investment portfolio. Other income as shown in the Consolidated Statement of Income of $1.9 billion in the 2002 third quarter and $4.0 billion for the 2002 nine months increased $1.0 billion from the year-ago quarter and was up $920 million from the 2001 nine months, primarily reflecting the gain on the sale of 399 Park Avenue, higher securitization gains and activity, partially offset by lower venture capital activity and increased credit losses on securitized credit card receivables.

OPERATING EXPENSES

Operating expenses of $8.4 billion and $26.6 billion in the 2002 third quarter and nine months, respectively, were down $326 million or 4% in the 2002 third quarter and down $678 million or 2% in the 2002 nine months, compared to year-ago levels. The change in expenses reflects an increase due to the impact of acquisitions which was offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization. The adoption of SFAS No. 141 and SFAS No. 142, which reduced operating expenses by $127 million in the 2002 third quarter and $394 million in the nine-month period. The absence of this goodwill amortization increased the Company's net income by $94 million in the 2002 third quarter and $296 million in the nine-month period.

Global Consumer expenses in the 2002 third quarter were flat and increased 3% in the 2002 nine months. GCIB expenses were down 8% in the quarter and down 9% in the nine months while Global Investment Management expenses were down 4% and 2% from the year-ago periods.

Operating expenses included net restructuring-related releases of $41 million ($27 million after-tax) in the 2002 third quarter and $35 million ($24 million after-tax) in the 2002 nine months related principally to a reduction in the reserve due to changes in estimates in the 2002 third quarter and to severance and other costs associated with the reduction of staff within the Latin American consumer and corporate businesses in the nine-month period. Restructuring-related items of $133 million ($84 million after-tax) in the 2001 third quarter and $475 million ($295 million after-tax) in the 2001 nine months related principally to severance and reduction of staff primarily in the Global Consumer and GCIB businesses.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Benefits, claims, and credit losses were $3.6 billion and $9.9 billion in the 2002 third quarter and nine months, up $1.2 billion and $2.9 billion from the 2001 third quarter and nine months, respectively. Policyholder benefits and claims in the 2002 third quarter increased 8% from the 2001 third quarter to $887 million, and were up 4% to $2.6 billion in the 2002 nine months, primarily as a result of increases in LIFE INSURANCE AND ANNUITIES. The provision for credit losses increased 70% from the 2001 third quarter to $2.7 billion in the 2002 third quarter and increased 61% from the 2001 nine months to $7.3 billion in the 2002 nine months.

Global Consumer provisions for benefits, claims, and credit losses of $2.1 billion in the 2002 third quarter were up 32% from the 2001 third quarter, reflecting increases in CARDS and CONSUMER FINANCE. Total net credit losses were $1.761 billion and the related loss ratio was 2.65% in the 2002 third quarter, as compared to $1.682 billion and 2.65% in the preceding quarter and $1.379 billion and 2.28% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) increased to 2.70% at September 30, 2002 from 2.62% at June 30, 2002 and 2.57% a year ago.

The GCIB provision for credit losses of $798 million and $1.9 billion in the 2002 third quarter and nine months increased $581 million and $1.2 billion from year-ago levels, primarily due to provisions for Argentina and exposures in the telecommunications industry.

Commercial cash-basis loans at September 30, 2002 and 2001 were $4.825 billion and $3.103 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $171 million and $301 million, respectively. The increase in cash-basis loans from the 2001 third quarter was primarily related to the Banamex acquisition and increases attributable to borrowers in the telecommunications industry and in Argentina. Commercial cash-basis loans at September 30, 2002 increased $252 million from June 30, 2002 primarily due to exposures in the telecommunications industry, and increases in CitiCapital and Argentina. The decrease in OREO was primarily related to the distribution of TPC and to Latin America.

CAPITAL

Total capital (Tier 1 and Tier 2) was $75.5 billion or 12.02% of net risk-adjusted assets, and Tier 1 capital was $57.8 billion or 9.20% at September 30, 2002, compared to $80.8 billion or 11.75% and $63.3 billion or 9.20% of net risk-adjusted assets at June 30, 2002. The August 20, 2002 TPC distribution decreased Total capital and Tier 1 capital by $8.1 billion or 0.30%, and $7.6 billion or 0.40%, respectively, from June 30, 2002.

The Net Income line in the following business segments and operating unit discussions excludes the cumulative effect of accounting changes. The cumulative effect of accounting changes and income (loss) from discontinued operations is disclosed within the Corporate/Other business segment. See Notes 2 and 4 to Unaudited Consolidated Financial Statements.

GLOBAL CONSUMER

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                   ------------------      %     ---------------------      %
IN MILLIONS OF DOLLARS               2002     2001(1)   Change     2002       2001(1)    Change
-----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE  $ 9,530    $ 8,549     11     $  27,269   $  23,685     15
Operating expenses                   3,996      4,015      -        11,969      11,567      3
Provisions for benefits, claims,
  and credit losses                  2,070      1,568     32         5,935       4,344     37
                                   ------------------            ---------------------

INCOME BEFORE TAXES
  AND MINORITY INTEREST              3,464      2,966     17         9,365       7,774     20
Income taxes                         1,219      1,071     14         3,270       2,821     16
Minority interest, after-tax             8          6     33            27          18     50
                                   ------------------            ---------------------
NET INCOME                         $ 2,237    $ 1,889     18     $   6,068   $   4,935     23
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.

GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported net income of $2.237 billion and $6.068 billion in the 2002 third quarter and nine months, up $348 million or 18% and $1.133 billion or 23% from the comparable 2001 periods, driven by double digit growth in CARDS and RETAIL BANKING. CARDS net income increased $173 million or 25% in the 2002 third quarter and $385 million or 21% in the 2002 nine months from the prior-year periods, reflecting strong growth in Citi Cards and the acquisition of Banamex. RETAIL BANKING net income increased $197 million or 29% in the 2002 third quarter and $553 million or 31% in the 2002 nine months from the prior-year periods, as the impact of the Banamex and European American Bank
(EAB) acquisitions, including prior-year restructuring charges, combined with strong growth in North America and the international markets were partially offset by losses in Argentina. CONSUMER FINANCE net income increased 1% in the 2002 third quarter and 17% in the 2002 nine months compared to the prior-year periods, as continued revenue growth and expense savings in North America were partially offset by higher net credit losses in the U.S. and Japan.

Global Consumer net income in the 2002 third quarter included a net restructuring reserve release of $15 million ($24 million pretax) resulting from changes in estimates in Mexico. Net income in the 2002 nine months also included a net restructuring reserve release of $21 million ($32 million pretax) in the 2002 second quarter due to changes in estimates in Citi Cards and Citibanking North America and $11 million ($18 million pretax) of restructuring-related charges in the 2002 first quarter, including $8 million related to severance and other costs associated with the reduction of staff in Argentina. Net income in the 2001 third quarter included restructuring-related charges of $73 million ($113 million pretax) mainly related to the acquisition of Banamex. Net income in the 2001 nine months also included restructuring-related charges of $58 million ($92 million pretax) in the 2001 second quarter, mainly associated with the downsizing of various functions across all products and geographies and $12 million ($19 million pretax) in the 2001 first quarter consisting of accelerated depreciation in North America.

















GLOBAL CONSUMER NET INCOME --
  REGIONAL VIEW


                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                   ------------------      %     ---------------------      %
IN MILLIONS OF DOLLARS               2002     2001(1)   Change      2002      2001(1)    Change
-----------------------------------------------------------------------------------------------
North America (excluding Mexico)   $ 1,408    $ 1,236     14     $   3,931   $   3,267     20
Mexico                                 217         41     NM           538          14     NM
Western Europe                         158        115     37           433         315     37
Japan                                  265        259      2           763         700      9
Asia (excluding Japan)                 177        157     13           468         440      6
Latin America                          (23)        57     NM          (151)        142     NM
Central & Eastern Europe,
  Middle East & Africa                  35         24     46            86          57     51
                                   ------------------            ---------------------
TOTAL NET INCOME                   $ 2,237    $ 1,889     18     $   6,068   $   4,935     23
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

Growth in Global Consumer in the 2002 third quarter and nine months was led by North America (excluding Mexico), Mexico, and Western Europe, partially offset by a decline in Latin America. North America (excluding Mexico) grew 14% and 20% in the 2002 third quarter and nine months, respectively, with increases in all product lines. Mexico contributed growth of $176 million and $524 million in the 2002 third quarter and nine months, mainly due to the Banamex acquisition in August 2001. Western Europe experienced growth of 37% in both the 2002 third quarter and nine months, mainly reflecting the strengthening of the Euro combined with higher loan volumes in RETAIL BANKING and CONSUMER FINANCE. Growth in Japan of 2% and 9% in the 2002 third quarter and nine months, respectively, primarily reflected the CONSUMER FINANCE acquisitions of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd, (Marufuku) and a gain from the sale of a mortgage portfolio in RETAIL BANKING, partially offset by higher credit costs in CONSUMER FINANCE. The decline in Latin America of $80 million and $293 million in the 2002 third quarter and nine months, respectively, was mainly due to economic conditions in Argentina, including charges taken in the first quarter of 2002, the negative impact of government decrees and judicial orders and continued devaluation of the Argentine peso.

CARDS

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                         ------------------      %     ---------------------      %
IN MILLIONS OF DOLLARS                     2002     2001(1)   Change     2002       2001(1)    Change
-----------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE        $ 3,729    $ 3,150     18     $  10,125   $   8,798     15
Operating expenses                         1,426      1,410      1         4,148       4,108      1
Provision for credit losses                  981        670     46         2,616       1,841     42
                                         ------------------            ---------------------
INCOME BEFORE TAXES                        1,322      1,070     24         3,361       2,849     18
Income taxes                                 470        391     20         1,175       1,048     12
                                         ------------------            ---------------------
NET INCOME                                   852        679     25         2,186       1,801     21
                                         ------------------            ---------------------
Average assets (IN BILLIONS OF DOLLARS)       66         62      6            61          60      2
Return on assets                            5.12%      4.34%                4.79%       4.01%
=====================================================================================================

(1)  Reclassified to conform to the current period's presentation.

CARDS - which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $852 million and $2.186 billion in the 2002 third quarter and nine months, respectively, up $173 million or 25% and $385 million or 21% from the 2001 periods, led by North America, which benefited from revenue growth and expense management as well as the acquisition of Banamex in August 2001.

As shown in the following table, average managed loans grew 5% in the 2002 third quarter and nine months, reflecting growth in North America of 5% in both periods, and growth in International Cards of 5% and 7%, respectively. Growth in North America was led by Citi Cards, which benefited from increased marketing and advertising expenditures. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the U.K., Greece and Spain, all of which benefited from strengthening currencies in the 2002 third quarter. The growth in International Cards was partially offset by a decline in Latin America which reflected the negative impact of foreign currency translation and lower loan volumes in Argentina. Sales increased 11% in the 2002 third quarter, reflecting the benefit of marketing and expansion efforts in Citi Cards, Western Europe and Asia combined with the impact of the events of September 11th on prior-year sales levels.

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                   ------------------      %     ---------------------      %
IN BILLIONS OF DOLLARS               2002     2001(1)   Change     2002       2001(1)    Change
-----------------------------------------------------------------------------------------------
SALES
   North America                   $  62.5    $  58.5      7     $   179.4   $   172.3      4
   International                      11.3        8.2     38          29.4        24.1     22
                                   ------------------            ---------------------
TOTAL SALES                        $  73.8    $  66.7     11     $   208.8   $   196.4      6

AVERAGE MANAGED LOANS
   North America                   $ 111.1    $ 105.9      5     $   108.9   $   103.5      5
   International                      10.9       10.4      5          10.6         9.9      7
                                   ------------------            ---------------------
TOTAL AVERAGE MANAGED LOANS        $ 122.0    $ 116.3      5     $   119.5   $   113.4      5
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.

Revenues, net of interest expense, of $3.729 billion and $10.125 billion in the 2002 third quarter and nine months, respectively, rose $579 million or 18% and $1.327 billion or 15% from the 2001 periods, primarily reflecting growth in North America, Western Europe and Asia, partially offset by a decline in Latin America. Revenue growth in North America was primarily due to spread improvements, resulting from lower cost of funds partially offset by lower yields, combined with the benefit of receivable growth, which included the acquisition of Banamex. Citi Cards revenues in the 2002 third quarter also included net gains of $239 million as a result of changes in estimates in the timing of revenue recognition on securitizations. This change is expected to benefit the next three quarters. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34. In addition, revenues in the 2002 nine-month period included $128 million from an increase in the amortization period for certain direct loan origination costs. Growth in Western Europe was led by the U.K. and Spain and included the benefit of foreign currency translation while growth in Asia was led by the Philippines and Korea. The decline in Latin America reflected continued weakness in Argentina due to reduced business activity and the negative impact of foreign currency translation.

Operating expenses in the 2002 third quarter increased $16 million or 1% from the 2001 third quarter, reflecting growth of 2% in North America and a decline of 1% in International Cards. Operating expenses in the third quarter periods included a net restructuring reserve release of $5 million ($3 million after-tax) in 2002 and restructuring-related charges of $35 million ($22 million after-tax) in 2001. Restructuring-related items in both periods were due to actions in Mexico. Excluding restructuring-related items, growth in North America was driven by increased advertising and marketing costs in Citi Cards. Operating expenses of $4.148 billion in the 2002 nine months increased $40 million or 1% from the prior-year period, as the acquisition of Banamex and increased advertising and marketing costs in Citi Cards, Western Europe and Asia were partially offset by the benefit of foreign currency translation in Latin America and Japan. Expenses in the nine-month periods included a net restructuring reserve release of $23 million ($14 million after-tax) in 2002 compared to restructuring-related charges of $39 million ($25 million after-tax) in the prior-year period.

The provision for credit losses in the 2002 third quarter and nine months was $981 million and $2.616 billion, respectively, compared to $670 million and $1.841 billion in the 2001 periods, primarily reflecting a $206 million addition to the loan loss reserve established in accordance with recent FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards. The increase in the provision also reflects the impact of higher credit losses in Citi Cards and Asia, mainly Hong Kong, and in the nine-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses in the 2002 third quarter were $807 million and the related loss ratio was 6.29%, compared to $761 million and 6.51% in the 2002 second quarter and $666 million and 5.65% in the 2001 third quarter. The improvement in the net credit loss ratio from the 2002 second quarter reflected improvement in Citi Cards, partially offset by deterioration in Latin America and Asia. Loans delinquent 90 days or more were $1.097 billion or 2.07% of loans at September 30, 2002, compared to $944 million or 1.91% at June 30, 2002 and $1.072 billion or 2.28% at September 30, 2001. The increase compared to the prior quarter primarily reflected increases in Citi Cards, due in part to seasonality.

The securitization of credit card receivables is limited to the Citi Cards business within North America. At September 30, 2002, securitized credit card receivables were $64.6 billion, compared with $65.2 billion at September 30, 2001. Credit card receivables held-for-sale were $6.5 billion, unchanged from a year ago. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables. Including securitized receivables and receivables held-for-sale, gains are recognized upon sale and net credit losses would have been $1.767 billion for the 2002 third quarter with a related loss ratio of 5.75%, compared to $1.842 billion and 6.23% for the 2002 second quarter and $1.548 billion and 5.28% for the 2001 third quarter. Adjusting for securitization activity, loans delinquent 90 days or more would have been $2.305 billion or 1.86% at September 30, 2002, compared to $2.248 billion or 1.85% at June 30, 2002 and $2.119 billion or 1.79% at September 30, 2001.

CONSUMER FINANCE

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------      %     ---------------------      %
IN MILLIONS OF DOLLARS                      2002     2001(1)   Change     2002       2001(1)    Change
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE         $ 2,439    $ 2,295      6     $   7,143   $   6,605      8
Operating expenses                            744        815     (9)        2,240       2,588    (13)
Provisions for benefits, claims,
  and credit losses                           829        618     34         2,329       1,794     30
                                          ------------------            ---------------------
INCOME BEFORE TAXES                           866        862      -         2,574       2,223     16
Income taxes                                  311        315     (1)          921         811     14
                                          ------------------            ---------------------
NET INCOME                                $   555    $   547      1     $   1,653   $   1,412     17
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)   $    91    $    85      7     $      89   $      83      7
Return on assets                             2.42%      2.55%                2.48%       2.27%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.

CONSUMER FINANCE - which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported net income of $555 million and $1.653 billion in the 2002 third quarter and nine months, respectively, up $8 million or 1% and $241 million or 17% from the 2001 periods, principally reflecting revenue growth and lower expenses in North America, partially offset by higher net credit losses in the U.S. and Japan. Net income growth in the 2002 third quarter and nine months included after-tax benefits of $23 million and $87 million, respectively, due to the absence of goodwill and other indefinite-lived intangible asset amortization.

As shown in the following table, average loans grew 9% compared to the 2001 third quarter resulting from the cross-selling of products through Primerica, an increase in auto loans in the U.S., the acquisitions of Taihei and Marufuku in Japan and growth in real estate-secured loans in Western Europe. Average auto loans for the 2002 third quarter increased $1.6 billion or 33% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. In Japan, average loans of $13.1 billion in the 2002 third quarter grew $2.2 billion or 20% from the prior-year quarter, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.2 billion to average loans, primarily personal loans.

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                   ------------------      %     ---------------------      %
IN BILLIONS OF DOLLARS               2002     2001(1)   Change     2002       2001(1)    Change
-----------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans          $  47.0    $  44.5      6     $    46.3   $    43.6      6
Personal                              21.4       19.4     10          20.4        19.0      7
Auto                                   6.5        4.9     33           6.1         4.4     39
Sales finance and other                4.2        3.5     20           3.6         3.5      3
                                   ------------------            ---------------------
TOTAL AVERAGE LOANS                $  79.1    $  72.3      9     $    76.4   $    70.5      8
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.

As shown in the following table, the average net interest margin of 11.09% in the 2002 third quarter increased 16 basis points from the 2001 third quarter, mainly due to lower cost of funds, partially offset by lower yields. In North America, the average net interest margin was 8.17% in the 2002 third quarter, decreasing 14 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.92% in the 2002 third quarter, up 14 basis points from the prior year, reflecting a decline in cost of funds, partially offset by lower yields including the impact of growth in lower-yielding real estate-secured loans.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
IN MILLIONS OF DOLLARS                           2002             2001             Change
-----------------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                    8.17%            8.31%           (14 bps)
International                                   21.92%           21.78%            14 bps
Total                                           11.09%           10.93%            16 bps
=========================================================================================

Revenues, net of interest expense, of $2.439 billion and $7.143 billion in the 2002 third quarter and nine months, respectively, increased $144 million or 6% and $538 million or 8% from the 2001 periods, as growth in the U.S., Japan and Western Europe was partially offset by a decline in Latin America. Revenue growth in the U.S. was primarily driven by growth in receivables and, in the nine-month comparison, improved net interest margins. The increases in Japan and Western Europe were driven by growth in receivables and lower cost of funds, partially offset by lower foreign currency gains in Japan. The decline in Latin America was due to continued weakness in Argentina.

Operating expenses of $744 million and $2.240 billion in the 2002 third quarter and nine months, respectively, decreased $71 million or 9% and $348 million or 13% from the prior-year periods, primarily reflecting lower volume-related expenses in the U.S. and the absence of goodwill and other indefinite-lived intangible asset amortization. The decline in expenses in the nine-month comparison also included the benefit of efficiencies resulting from the integration of Associates in the U.S. and prior-year restructuring-related charges of $41 million ($25 million after-tax).

The provisions for benefits, claims, and credit losses in the 2002 third quarter and nine months were $829 million and $2.329 billion, respectively, compared to $618 million and $1.794 billion in the 2001 periods, primarily reflecting increases in the provision for credit losses in the U.S. and Japan, including the impact of acquisitions. Net credit losses and the related loss ratio were $764 million and 3.83% in the 2002 third quarter, up from $709 million and 3.71% in the 2002 second quarter and $536 million and 2.94% in the 2001 third quarter. In North America, the net credit loss ratio of 2.79% in the 2002 third quarter was down from 3.10% in the 2002 second quarter and up from 2.48% in the 2001 third quarter. The decline in the net credit loss ratio from the prior quarter was mainly due to improvements in the real estate-secured and personal loan portfolios. The net credit loss ratio for International Consumer Finance was 7.68% in the 2002 third quarter, up from 6.12% in the 2002 second quarter and 4.86% in the 2001 third quarter due to increased bankruptcy losses and deteriorating credit quality in Japan. Net credit losses in the 2002 third quarter included $25 million for changes in loss recognition criteria in Japan that accelerated the timing of contractual write-offs in the personal loan portfolio.

Loans delinquent 90 days or more were $2.101 billion or 2.64% of loans at September 30, 2002, compared to $2.131 billion or 2.72% at June 30, 2002 and $2.134 billion or 2.89% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in the U.S. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 third quarter as a result of economic conditions and credit performance of the portfolios, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

RETAIL BANKING

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------      %     ---------------------      %
IN MILLIONS OF DOLLARS                      2002     2001(1)   Change     2002       2001(1)    Change
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE         $ 3,317    $ 3,042      9     $   9,868   $   8,118     22
Operating expenses                          1,701      1,687      1         5,265       4,553     16
Provisions for benefits, claims,
  and credit losses                           260        291    (11)          990         758     31
                                          ------------------            ---------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                     1,356      1,064     27         3,613       2,807     29
Income taxes                                  469        376     25         1,244       1,000     24
Minority interest, after-tax                    8          6     33            27          18     50
                                          ------------------            ---------------------
NET INCOME                                $   879    $   682     29     $   2,342   $   1,789     31
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)   $   166    $   152      9     $     170   $     130     31
Return on assets                             2.10%      1.78%                1.84%       1.84%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.

RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents -- reported net income of $879 million and $2.342 billion in the 2002 third quarter and nine months, respectively, up $197 million or 29% and $553 million or 31% from the 2001 periods. The increases in RETAIL BANKING were driven by growth in North America of $176 million or 43% and $562 million or 53% in the 2002 third quarter and nine months, respectively. The growth in North America was primarily due to the acquisition of Banamex in August 2001, revenue growth in Citibanking North America and Consumer Assets as well as restructuring charges in the prior year. Net income in International Retail Banking increased $21 million or 8% in the 2002 third quarter and declined $9 million or 1% in the 2002 nine months, reflecting double-digit growth across all regions with the exception of Latin America which continued to be impacted by economic weakness in Argentina.

As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2001. The growth in North America primarily reflected the acquisition of Banamex along with customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, growth in average customer deposits in Japan and CEEMEA and growth in average loans in Western Europe, mainly in Germany, were essentially offset by declines in Argentina.

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------    %
IN BILLIONS OF DOLLARS                 2002      2001    Change    2002      2001   Change
------------------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
  North America                      $   86.5  $   80.7     7    $   87.7  $  62.5     40
  International                          79.3      79.3     -        78.9     78.8      -
                                     ------------------          -----------------
TOTAL AVERAGE CUSTOMER DEPOSITS      $  165.8  $  160.0     4    $  166.6  $ 141.3     18

AVERAGE LOANS
  North America                      $   69.8  $   63.8     9    $   69.2  $  57.4     21
  International                          38.3      37.8     1        37.7     37.6      -
                                     ------------------          -----------------
TOTAL AVERAGE LOANS(1)               $  108.1  $  101.6     6    $  106.9  $  95.0     13
=========================================================================================

(1)  Includes loans held-for-sale.

Revenues, net of interest expense, of $3.317 billion and $9.868 billion in the 2002 third quarter and nine months, respectively, increased $275 million or 9% and $1.750 billion or 22% from the 2001 periods. The increase in revenues reflected growth in all regions, partially offset by a decline in Argentina. Revenue in North America increased 12% and 36% in the 2002 third quarter and nine months, respectively, driven by the acquisition of Banamex and the benefit of increased customer volumes in Citibanking North America and Consumer Assets (where mortgage originations in the 2002 nine months increased 47% from 2001 to $33.1 billion). North America Retail Banking also benefited from revenue growth in Primerica, which experienced volume-related growth in insurance premiums. International Retail Banking revenues increased 4% in the 2002 third quarter and were unchanged in the nine-month comparison as increases across the regions were partially offset by a decline in Latin America. The decline in Latin America was due to events in Argentina, which included losses on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation indexed interest accruals. Increased loan volumes and improved spreads, mainly in Germany, combined with the impact of foreign currency translation across the region, drove growth in Western Europe. The increase in revenue in Japan was due to a $55 million gain on sale of a $2.0 billion mortgage portfolio at the end of the 2002 third quarter, while growth in Asia and CEEMEA primarily reflected increased business volumes.

Operating expenses in the 2002 third quarter and nine months increased $14 million or 1% and $712 million or 16% from the comparable 2001 periods. Operating expenses in the 2002 third quarter included a net restructuring reserve release of $19 million ($12 million after-tax) compared to restructuring-related charges of $75 million ($49 million after-tax) in the 2001 third quarter. Restructuring-related items in both periods were mainly due to actions in Mexico. Operating expenses in the 2002 nine months included a net restructuring reserve release of $15 million ($11 million after-tax) compared to restructuring-related charges of $125 million ($81 million after-tax) in the 2001 nine months. Excluding restructuring-related items, the growth in expenses was primarily due to the acquisition of Banamex and increases in Western Europe and CEEMEA, partially offset by a decline in Latin America. The growth in Western Europe and CEEMEA was mainly due to volume-related increases, higher advertising and marketing costs in Western Europe and the impact of foreign currency translation. The decline in Latin America was primarily due to the benefit of foreign currency translation and expense reduction initiatives across the region.

The provisions for benefits, claims, and credit losses were $260 million and $990 million in the 2002 third quarter and nine months, respectively, down from $291 million in the prior-year quarter and up from $758 million in the 2001 nine months. The decrease in the provisions for benefits, claims, and credit losses in the 2002 third quarter was mainly due to a lower provision for credit losses in Latin America and Citibanking North America. The increase in the nine-month comparison mainly reflected the impact of acquisitions and an addition to the loan loss reserve in the first quarter of 2002 resulting from deteriorating credit in Argentina. Net credit losses were $186 million and the related loss ratio was 0.68% in the 2002 third quarter, compared to $212 million and 0.80% in the 2002 second quarter and $184 million and 0.72% in the prior-year quarter. Net credit losses in the 2002 third quarter included $28 million for changes in loss recognition criteria in Germany that accelerated the timing of bankruptcy loss recognition. The decrease in the net credit loss ratio from the prior quarter was primarily due to higher recoveries in Mexico while the decline from the prior year reflected improvements in Citibanking North America.

Loans delinquent 90 days or more were $3.490 billion or 3.24% of loans at September 30, 2002, compared to $3.561 billion or 3.31% at June 30, 2002, and $3.316 billion or 3.19% a year ago. The decrease from the prior quarter mainly reflected improvement in Mexico. Compared to a year ago, an increase in delinquent loans in Western Europe and Consumer Assets was partially offset by a decline in Mexico. The increase in Western Europe was primarily in Germany and reflected the impact of statutory changes and foreign currency translation. The increase in Consumer Assets was mainly due to a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

Average assets of $166 billion and $170 billion in the 2002 third quarter and nine months increased $14 billion and $40 billion from the comparable 2001 periods. The increase in average assets primarily reflected the acquisition of Banamex and growth in mortgages and student loans in Consumer Assets.

OTHER CONSUMER

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     ------------------   %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1)  Change
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE    $     45  $     62     (27) $    133  $   164     (19)
Operating expenses                        125       103      21       316      318      (1)
Provisions for benefits, claims,
  and credit losses                         -       (11)    100         -      (49)    100
                                     ------------------          -----------------
INCOME BEFORE TAX BENEFITS                (80)      (30)     NM      (183)    (105)    (74)
Income tax benefits                       (31)      (11)     NM       (70)     (38)    (84)
                                     ------------------          -----------------
NET LOSS                             $    (49) $    (19)     NM  $   (113) $   (67)    (69)
==========================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses of $49 million and $113 million for the 2002 third quarter and nine months compared to losses of $19 million and $67 million in the 2001 third quarter and nine months. The increase in losses from 2001 was primarily due to a pension curtailment gain in the prior-year period related to the acquisition of Associates combined with an increase in legal reserves in 2002 in connection with settlements reached during the quarter. Revenues, expenses and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

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

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The managed loan portfolio includes loans held-for-sale and certain securitized loans. See Note 13 to Unaudited Consolidated Financial Statements.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                     TOTAL                                      AVERAGE
PRODUCT VIEW                         LOANS      90 DAYS OR MORE PAST DUE(1)      LOANS         NET CREDIT LOSSES(1)
                                   --------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             SEPT 30,   SEPT 30,   June 30,   Sept 30,   3RD QTR.   3RD QTR.   2nd Qtr.   3rd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002       2002     2002(2)    2001(2)     2002        2002     2002(2)    2001(2)
-------------------------------------------------------------------------------------------------------------------------
CARDS                              $   123.9  $   2,305  $   2,248  $   2,119  $   122.0  $   1,767  $   1,842  $   1,548
   RATIO                                           1.86%      1.85%      1.79%                 5.75%      6.23%      5.28%
 North America Cards                   112.9      2,108      2,025      1,960      111.1      1,616      1,719       1448
   RATIO                                           1.87%      1.83%      1.81%                 5.77%      6.38%      5.42%
 International Cards                    11.0        197        223        159       10.9        151        123        100
   RATIO                                           1.79%      2.04%      1.53%                 5.46%      4.67%      3.83%
CONSUMER FINANCE                        79.6      2,101      2,131      2,134       79.1        764        709        536
   RATIO                                           2.64%      2.72%      2.89%                 3.83%      3.71%      2.94%
 N. America Consumer Finance            63.1      1,776      1,828      1,908       62.3        438        470        364
   RATIO                                           2.82%      2.97%      3.24%                 2.79%      3.10%      2.48%
 International Consumer Finance         16.5        325        303        226       16.8        326        239        172
   RATIO                                           1.97%      1.82%      1.51%                 7.68%      6.12%      4.86%
RETAIL BANKING                         107.8      3,490      3,561      3,316      108.1        186        212        184
   RATIO                                           3.24%      3.31%      3.19%                 0.68%      0.80%      0.72%
 North America Retail Banking           72.0      2,243      2,333      2,160       69.8         65        120         74
   RATIO                                           3.11%      3.39%      3.26%                 0.37%      0.70%      0.46%
 International Retail Banking           35.8      1,247      1,228      1,156       38.3        121         92        110
   RATIO                                           3.48%      3.16%      3.07%                 1.26%      0.97%      1.16%
PRIVATE BANK                            28.8        201        193         78       28.6          5          -          2
   RATIO                                           0.70%      0.67%      0.31%                 0.08%      0.00%      0.03%
Other(3)                                 1.2        251          -          -        1.3         (1)         -         17
                                   --------------------------------------------------------------------------------------
TOTAL MANAGED                      $   341.3  $   8,348  $   8,133  $   7,647  $   339.1  $   2,721  $   2,763  $   2,287
   RATIO                                           2.45%      2.41%      2.36%                 3.18%      3.34%      2.85%
=========================================================================================================================
Securitized receivables                (64.6)    (1,104)    (1,203)    (1,203)     (64.7)      (874)      (989)      (812)
Loans held-for-sale                    (12.2)      (103)      (102)      (106)     (10.4)       (86)       (92)       (96)
-------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                  $   264.5  $   7,141  $   6,828  $   6,338  $   264.0  $   1,761  $   1,682  $   1,379
   RATIO                                           2.70%      2.62%      2.57%                 2.65%      2.65%      2.28%
=========================================================================================================================

                                     TOTAL                                      AVERAGE
REGIONAL VIEW                        LOANS      90 DAYS OR MORE PAST DUE(1)      LOANS         NET CREDIT LOSSES(1)
                                   --------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             SEPT 30,   SEPT 30,   June 30,   Sept 30,   3RD QTR.   3RD QTR.   2nd Qtr.   3rd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002       2002     2002(2)    2001(2)     2002        2002     2002(2)    2001(2)
-------------------------------------------------------------------------------------------------------------------------
   North America
   (excluding Mexico)             $   256.0   $   5,581  $   5,511  $   5,233   $  250.9  $   2,076  $   2,220  $   1,869
      RATIO                                        2.18%      2.22%      2.20%                 3.28%      3.65%      3.13%
   Mexico                                9.4        659        762        824        9.6         46         90         36
      RATIO                                        7.04%      7.69%      7.64%                 1.90%      3.43%      1.81%
   Western Europe                       23.6      1,090      1,015        828       23.4        129         94        86
      RATIO                                        4.62%      4.41%      4.08%                 2.19%      1.72%      1.72%
   Japan                               17.2         260        264        191       19.8        309        226        149
      RATIO                                        1.51%      1.32%      1.07%                 6.21%      4.79%      3.47%
   Asia (excluding Japan)               26.7        340        387        355       27.0        108         91         68
      RATIO                                        1.27%      1.42%      1.34%                 1.58%      1.34%      1.01%
   Latin America(3)                      3.5        352        115        163        3.5         39         30         67
      RATIO                                       10.13%      2.99%      2.95%                 4.40%      3.03%      4.66%
   CEEMEA                                4.9         66         79         53        4.9         14         12         12
      RATIO                                        1.34%      1.59%      1.12%                 1.14%      1.03%      0.99%
                                   --------------------------------------------------------------------------------------
 TOTAL MANAGED                     $   341.3  $   8,348  $   8,133  $   7,647   $  339.1  $   2,721  $   2,763  $   2,287
    RATIO                                          2.45%      2.41%      2.36%                 3.18%      3.34%      2.85%
=========================================================================================================================
Securitized receivables                (64.6)    (1,104)    (1,203)    (1,203)     (64.7)      (874)      (989)      (812)
Loans held-for-sale                    (12.2)      (103)      (102)      (106)     (10.4)       (86)       (92)       (96)
-------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                  $   264.5  $   7,141  $   6,828  $   6,338   $  264.0  $   1,761  $   1,682  $   1,379
   RATIO                                           2.70%      2.62%      2.57%                 2.65%      2.65%      2.28%
=========================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to current period's presentation.
(3) Includes $251 million of loans received from the Argentine government in exchange for government bonds in the 2001 fourth quarter. These loans are included within the LIFE INSURANCE AND ANNUITIES business.
(4) Total loans and total average loans exclude certain interest and fees on credit cards of $1.3 billion which are included in Consumer Loans in the Unaudited Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                        END OF PERIOD                     AVERAGE
                             --------------------------------   ----------------------------
                             SEPT. 30,   June 30,   Sept. 30,   3RD QTR.  2nd Qtr.  3rd Qtr.
IN BILLIONS OF DOLLARS         2002(1)     2002       2001        2002(1)   2002     2001
--------------------------------------------------------------------------------------------
TOTAL MANAGED                $   341.3   $  337.7   $   323.5   $  339.1  $  331.5  $  318.5
Securitized receivables          (64.6)     (65.8)      (65.4)     (64.7)    (65.3)    (63.0)
Loans held-for-sale              (12.2)     (11.4)      (11.3)     (10.4)    (11.6)    (15.3)
                             --------------------------------   ----------------------------
CONSUMER LOANS               $   264.5   $  260.5   $   246.8   $  264.0  $  254.6  $  240.2
============================================================================================

(1) Total loans and total average loans exclude certain interest and fees on credit cards of $1.3 billion which are included in Consumer Loans in the Unaudited Consolidated Statement of Financial Position.

Total delinquencies 90 days or more past due in the managed portfolio were $8.348 billion or 2.45% of loans at September 30, 2002, compared to $8.133 billion or 2.41% at June 30, 2002 and $7.647 billion or 2.36% at September 30, 2001. Total managed net credit losses in the 2002 third quarter were $2.721 billion and the related loss ratio was 3.18%, compared to $2.763 billion and 3.34% in the 2002 second quarter and $2.287 billion and 2.85% in the 2001 third quarter. For a discussion of trends by business, see business discussions on pages 13 - 19 and pages 28 - 30.

Citigroup's allowance for credit losses of $10.720 billion is available to absorb probable credit losses inherent in the entire on-balance sheet portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $5.849 billion at September 30, 2002, $5.756 billion at June 30, 2002 and $5.454 billion at September 30, 2001. The allowance for credit losses attributed to the consumer portfolio increased $93 million from the prior quarter and $395 million from a year ago. The increase from the prior quarter was mainly due to a $206 million addition established in accordance with recent FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards as well as increases attributed to the CONSUMER FINANCE portfolio in Japan. Offsetting these additions were reductions due to accelerated write-offs resulting from changes in loss recognition policies in Germany, Japan and Hong Kong as well as a reduction in Consumer Assets that was attributable to improved credit in the mortgage portfolio. The increase in the allowance from a year ago also includes an addition related to Argentina in the first quarter of 2002. The allowance as a percentage of loans on the balance sheet was 2.20% at September 30, 2002 compared to 2.21% at both June 30, 2002 and September 30, 2001.

Net credit losses, delinquencies, and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies, including pending U.S. bankruptcy legislation. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 third quarter reflecting current economic conditions in that country, including rising unemployment rates and bankruptcy filings. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

GLOBAL CORPORATE AND INVESTMENT BANK

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------    %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1)  Change
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE    $  6,245  $  6,114      2   $ 19,956  $ 20,206     (1)
Operating expenses                      3,577     3,876     (8)    11,966    13,144     (9)
Provision for credit losses               798       217     NM      1,938       782     NM
                                     ------------------          ----------- ------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                 1,870     2,021     (7)     6,052     6,280     (4)
Income taxes                              652       726    (10)     2,099     2,241     (6)
Minority interest, after-tax                4         6    (33)        12        18    (33)
                                     ------------------          ------------------
NET INCOME                           $  1,214  $  1,289     (6)  $  3,941  $  4,021     (2)
==========================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

THE GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING, PRIVATE CLIENT, and TRANSACTION SERVICES. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, CEEMEA and Mexico), CitiCapital and Lending.

GCIB net income of $1.214 billion and $3.941 billion in the 2002 third quarter and nine months, respectively, was down $75 million or 6% and $80 million or 2% from the 2001 periods. The 2002 third quarter reflects a decline in net income of $67 million or 7% in

CAPITAL MARKETS AND BANKING and $14 million or 8% in PRIVATE CLIENT, partially offset by an increase of $21 million or 21% in TRANSACTION SERVICES. The 2002 nine months reflect a decline in net income of $90 million or 3% in CAPITAL MARKETS AND BANKING and $9 million or 2% in PRIVATE CLIENT, partially offset by an increase of $112 million or 38% in TRANSACTION SERVICES. Other Corporate reported net losses of $10 million and $65 million in the 2002 third quarter and nine months, respectively, compared with net income of $5 million and $28 million in the 2001 periods. The 2001 third quarter was negatively impacted by the events of September 11th.

The decrease in CAPITAL MARKETS AND BANKING net income in the 2002 third quarter primarily reflects a higher provision for credit losses, prior-year gains on asset sales in CitiCapital and the write-down of Argentine sovereign securities, partially offset by lower compensation and benefits and increases in Fixed Income and Sales & Trading. The decrease in the 2002 nine months primarily reflects a higher provision for credit losses, partially offset by lower compensation and benefits, increases in Sales & Trading and Fixed Income, the acquisition of Banamex and 2001 restructuring charges of $119 million (after-tax). The decrease in PRIVATE CLIENT net income in the 2002 third quarter and nine months primarily reflects lower asset-based fees and a decline in revenue from margin lending, partially offset by expense reductions and higher earnings on the bank deposit program. The increase in TRANSACTION SERVICES net income in the 2002 third quarter primarily reflects higher volumes and fees across most regions and the impact of expense control initiatives, partially offset by trade finance write-offs in Argentina. The increase in the 2002 nine months is primarily due to higher volumes, including the benefit of the Banamex acquisition, the impact of expense control initiatives and an investment gain in the 2002 second quarter, partially offset by trade finance write-offs in Argentina. Other Corporate income declined in the 2002 third quarter primarily due to the release of a rent reserve that was no longer required in the 2001 third quarter. Other Corporate income declined in the 2002 nine months mainly due to 2001 tax benefits and a gain on the sale of a building in Asia in the prior year.

The businesses of the GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and government policies, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. It is expected that the businesses of the GCIB will continue to be impacted by weak global economic conditions, stress in the telecommunications and energy industries, uncertainty in Brazil, sovereign or regulatory actions, litigation expenses, settlements, the crisis in Argentina, and other related factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

GCIB NET INCOME --  REGIONAL VIEW

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------    %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1)  Change
------------------------------------------------------------------------------------------
North America (excluding Mexico)     $    878  $    794     11   $  2,564  $ 2,204      16
Mexico                                     26        (1)    NM        169       40      NM
Western Europe                             32        85    (62)       191      364     (48)
Japan                                      88        19     NM        108      118      (8)
Asia (excluding Japan)                    154       101     52        514      442      16
Latin America                            (100)      174     NM        (13)     485      NM
Central & Eastern Europe,
 Middle East & Africa                     136       117     16        408      368      11
                                     ------------------          -----------------
TOTAL NET INCOME                     $  1,214  $  1,289     (6)  $  3,941  $ 4,021      (2)
==========================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

GCIB net income declined in the 2002 third quarter and nine months primarily due to Latin America and Western Europe, partially offset by increases in North America (excluding Mexico), Japan, Asia and Mexico. North America (excluding Mexico) increased $84 million and $360 million in the 2002 third quarter and nine months, respectively, due to lower compensation and benefits and higher Fixed Income, partially offset by weakness in Equities, a higher provision for credit losses and gains on asset sales in the 2001 third quarter. Mexico net income increased $27 million and $129 million in the 2002 third quarter and nine months, respectively, primarily due to losses in Sales & Trading in the prior year as well as the acquisition of Banamex. Western Europe net income declined $53 million and $173 million in the 2002 third quarter and nine months, respectively, primarily due to a higher provision for credit losses in the telecommunications industry, partially offset by an increase in Transaction Services due to continued expense rationalization initiatives and an investment gain in the 2002 second quarter. Japan net income increased $69 million in the 2002 third quarter primarily driven by strong trading results in Equities. Japan net income declined $10 million in the 2002 nine months primarily due to strong Investment Banking and trading results in the 2001 first quarter. Asia (excluding Japan) net income increased $53 million in the 2002 third quarter primarily due to higher income in Equities and Investment Banking and weakness in the prior year. Asia (excluding Japan) net income increased $72 million in the 2002 nine months primarily due to higher income in Equities, Sales & Trading and Investment Banking, partially offset by a building sale in the 2001 second quarter. Latin America net income declined $274 million and $498 million in the 2002 third quarter and nine months, respectively, primarily reflecting losses in Argentina. CEEMEA net income increased $19 million and $40 million in the 2002 third quarter and nine months, respectively, primarily due to increases in Sales & Trading and TRANSACTION SERVICES, partially offset by a higher provision for credit losses.

CAPITAL MARKETS AND BANKING

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------   %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1) Change
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE    $  4,013  $  3,868      4   $ 13,153  $13,193      -
Operating expenses                      1,858     2,095    (11)     6,698    7,498    (11)
Provision for credit losses               710       212     NM      1,776      768     NM
                                     ------------------          -----------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                 1,445     1,561     (7)     4,679    4,927     (5)
Income taxes                              505       555     (9)     1,638    1,793     (9)
Minority interest, after-tax                5         4     25         10       13    (23)
                                     ------------------          -----------------
NET INCOME                           $    935  $  1,002     (7)  $  3,031  $ 3,121     (3)
                                     ====================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including investment banking, institutional brokerage, research and advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

CAPITAL MARKETS AND BANKING net income of $935 million and $3.031 billion in the 2002 third quarter and nine months, respectively, was down $67 million or 7% and $90 million or 3% from the 2001 periods. The decrease in the 2002 third quarter primarily reflects a higher provision for credit losses, prior-year gains on asset sales in CitiCapital and the write-down of Argentine sovereign securities, partially offset by lower compensation and benefits and increases in Fixed Income and Sales & Trading. The decrease in the 2002 nine months primarily reflects a higher provision for credit losses, partially offset by lower compensation and benefits, increases in Sales & Trading and Fixed Income, the acquisition of Banamex and 2001 restructuring charges of $119 million (after-tax).

Revenues, net of interest expense, of $4.013 billion and $13.153 billion in the 2002 third quarter and nine months, respectively, increased $145 million or 4% from the 2001 third quarter, but decreased $40 million from the 2001 nine months. The increase in the 2002 third quarter was primarily due to increases in Fixed Income, and gains on credit derivatives associated with the loan portfolio, partially offset by prior-year gains on asset sales in CitiCapital and the write-down of Argentine sovereign securities. The decrease in the 2002 nine months primarily reflects declines in Investment Banking and Equities relative to strong levels in the 2001 first quarter and decreases in Latin America mainly due to the 2002 first quarter redenomination losses and 2002 third quarter write-down of sovereign securities in Argentina, partially offset by growth in Fixed Income, Sales & Trading and the acquisition of Banamex. In 2002, Fixed Income and Sales & Trading benefited from low interest rates.

Operating expenses of $1.858 billion in the 2002 third quarter were down $237 million or 11% from the prior-year quarter primarily due to decreases in compensation and benefits and a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $20 million (pretax). Operating expenses were down $800 million or 11% to $6.698 billion for the 2002 nine months primarily due to lower compensation and benefits, expense rationalization initiatives, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $50 million (pretax) and 2001 restructuring charges of $198 million (pretax), partially offset by the acquisition of Banamex. Compensation and benefits, mainly incentive compensation, decreased primarily reflecting lower revenues and higher provision for credit losses and savings from restructuring actions initiated in 2001.

The provision for credit losses was $710 million in the 2002 third quarter and $1.776 billion in the 2002 nine months, up $498 million and $1.008 billion, respectively, from the 2001 periods, primarily due to provisions for Argentina and exposures in the telecommunications industry.

Cash-basis loans were $4.180 billion at September 30, 2002, $3.845 billion at June 30, 2002, and $2.767 billion at September 30, 2001. Cash-basis loans were up $1.413 billion from September 30, 2001 primarily due to borrowers in the telecommunications and energy industries combined with increases in CitiCapital, Argentina and Mexico. The increase in CitiCapital primarily reflects increases in the transportation portfolio. The increase in Mexico primarily reflects a review of the Banamex credit portfolio in the

2001 fourth quarter as well as exposures in the construction industry. Cash-basis loans increased $335 million from June 30, 2002 primarily due to borrowers in the telecommunications industry, CitiCapital and Mexico. The increase in CitiCapital primarily reflects an increase in equipment finance. The increase in Mexico primarily reflects exposures in the construction industry.

PRIVATE CLIENT

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------    %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1)  Change
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE    $  1,399  $  1,450     (4)  $  4,399  $ 4,507    (2)
Operating expenses                      1,133     1,157     (2)     3,496    3,580    (2)
Provision for credit losses                 -         3   (100)         2        2     -
                                     ------------------          -----------------
INCOME BEFORE TAXES                       266       290     (8)       901      925    (3)
Income taxes                               98       108     (9)       332      347    (4)
                                     ------------------          -----------------
NET INCOME                           $    168  $    182     (8)  $    569  $   578    (2)
==========================================================================================

(1)  Reclassified to conform to the current period's presentation.

PRIVATE CLIENT provides investment advice and financial planning and brokerage services, primarily through the network of Smith Barney Financial Consultants.

PRIVATE CLIENT net income was $168 million in the 2002 third quarter, down $14 million or 8% from the prior year, primarily reflecting lower asset-based fees and a decline in revenue from margin lending, partially offset by expense reductions and higher earnings on the bank deposit program. Net income was $569 million in the 2002 nine months, down $9 million or 2% from the prior year, primarily due to lower revenue from margin lending, lower asset-based fees and a decline in customer transaction volumes, partially offset by higher revenue from the bank deposit program and a prior-year restructuring charge of $6 million (after-tax).

Revenues, net of interest expense, of $1.399 billion in the 2002 third quarter decreased $51 million or 4% from the prior-year period, primarily reflecting lower asset-based fees and a decline in revenue from margin lending resulting from sharp equity market declines, partially offset by higher transaction revenue and higher earnings on the bank deposit program. Revenues, net of interest expense, of $4.399 billion in the 2002 nine months declined $108 million or 2%, mainly due to a decline in revenue from margin lending, lower asset-based fees and lower customer transactional activity, partially offset by higher revenue from the bank deposit program.

Total assets under fee-based management were $162.5 billion as of September 30, 2002, down $21.8 billion or 12% from the prior-year period, primarily reflecting declining market values. Total client assets, including assets under fee-based management, of $860 billion in the 2002 third quarter decreased $45 billion or 5% compared to the prior year principally due to market depreciation. Net inflows were $7.2 billion in the 2002 third quarter and $31.7 billion in the 2002 nine months compared to $9.1 billion and $30.2 billion in the 2001 periods, respectively. PRIVATE CLIENT had 12,744 financial consultants as of September 30, 2002, compared with 12,963 as of September 30, 2001. Annualized revenue per financial consultant of $435,000 declined 3% from the prior-year quarter.

                                                                                            %
IN BILLIONS OF DOLLARS                                SEPT. 30, 2002  Sept. 30, 2001(1)  Change
-----------------------------------------------------------------------------------------------
Consulting Group and Internally Managed Accounts      $        118.2  $           134.9   (12)
Financial Consultant Managed Accounts                           44.3               49.4   (10)
                                                      ---------------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT               $        162.5  $           184.3   (12)

Total Client Assets                                              860                905    (5)

Annualized Revenue per FC (IN THOUSANDS OF DOLLARS)   $          435  $             450    (3)
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.

Operating expenses of $1.133 billion and $3.496 billion in the 2002 third quarter and nine months, respectively, decreased $24 million or 2% and $84 million or 2% from the 2001 periods, primarily reflecting lower variable compensation resulting from a decline in revenue combined with the impact of expense control initiatives. The decrease for the 2002 nine months also reflects a prior-year restructuring charge of $9 million (pretax).

TRANSACTION SERVICES

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     ------------------    %     -----------------    %
IN MILLIONS OF DOLLARS                 2002     2001(1)  Change    2002    2001(1)  Change
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE    $    891  $    856     4    $  2,665  $ 2,649     1
Operating expenses                        625       697   (10)      1,895    2,161   (12)
Provision for credit losses                88         2    NM         160       12    NM
                                     ------------------          -----------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                    178       157    13         610      476    28
Income taxes                               58        55     5         202      177    14
Minority interest, after-tax               (1)        2    NM           2        5   (60)
                                     ------------------          -----------------
NET INCOME                           $    121  $    100    21    $    406  $   294    38
==========================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful.

TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $121 million in the 2002 third quarter and $406 million for the 2002 nine months, up $21 million or 21% and $112 million or 38%, respectively, from the 2001 periods. The increase in the 2002 third quarter primarily reflects higher volumes and fees across most regions and the impact of expense control initiatives, partially offset by trade finance write-offs in Argentina of $55 million (after-tax). The increase in the 2002 nine months is primarily due to higher volumes, including the benefit of the Banamex acquisition, the impact of expense control initiatives, an investment gain in the 2002 second quarter, and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina.

As shown in the following table, average liability balances and assets under custody experienced growth versus the prior year. Average liability balances grew 8% primarily due to increases in the U.S. and Asia. Assets under custody of $5.3 trillion increased 15% from a year ago primarily reflecting improvements in North America and Europe.

                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                            --------------------------------------     %
                                                   2002                2001         Change
------------------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)          $  85               $  79            8
Assets under custody (EOP IN TRILLIONS)             5.3                 4.6           15
==========================================================================================

Revenues, net of interest expense, of $891 million in the 2002 third quarter increased $35 million or 4% from the 2001 period, primarily reflecting higher volumes and fees across most regions, partially offset by declining spreads. Total revenues, net of interest expense, of $2.665 billion in the nine months ending September 30, 2002 increased $16 million or 1% from the comparable 2001 period, primarily reflecting an investment gain in the 2002 second quarter and higher volumes including the benefit of the Banamex acquisition, partially offset by declining spreads.

Operating expenses of $625 million and $1.895 billion in the 2002 third quarter and nine months, respectively, decreased $72 million or 10% and $266 million or 12% from the 2001 periods, primarily reflecting expense control initiatives across all regions and operational efficiency improvements resulting from prior-year investments in Internet initiatives. The decrease for the 2002 nine months also reflects a prior-year restructuring-related charge of $17 million (pretax).

The provision for credit losses of $88 million and $160 million in the 2002 third quarter and nine months increased $86 million and $148 million from the respective 2001 periods, primarily reflecting 2002 trade finance write-offs in Argentina.

Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $509 million at September 30, 2002, $639 million at June 30, 2002 and $295 million at September 30, 2001. Cash-basis loans at September 30, 2002 were up $214 million from September 30, 2001 principally due to trade finance receivables in Argentina. Cash-basis loans decreased $130 million from June 30, 2002 primarily due to trade finance write-offs in Argentina.

OTHER CORPORATE

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        --------------------------------------------------------
IN MILLIONS OF DOLLARS                                     2002          2001(1)          2002         2001(1)
----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $      (58)    $       (60)    $    (261)    $     (143)
Operating expenses                                             (39)            (73)         (123)           (95)
                                                        --------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                                     (19)             13          (138)           (48)
Income taxes (benefits)                                         (9)              8           (73)           (76)
                                                        --------------------------------------------------------
NET INCOME (LOSS)                                       $      (10)    $         5     $     (65)    $       28
================================================================================================================

(1)  Reclassified to conform to the current period's presentation.

OTHER CORPORATE - which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products - reported a net loss of $10 million and $65 million for the 2002 third quarter and nine months, respectively, compared to net income of $5 million and $28 million in the 2001 periods. Net income declined in the 2002 third quarter primarily due to the release of a rent reserve that was no longer required in the 2001 third quarter. Net income declined in the 2002 nine months mainly due to 2001 tax benefits and a gain on the sale of a building in Asia in 2001.

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

                                                                     SEPT. 30,     June 30,      Sept. 30,
IN MILLIONS OF DOLLARS                                                 2002          2002         2001(1)
----------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
  Capital Markets and Banking                                       $    4,180    $    3,845    $    2,767
  Transaction Services                                                     509           639           295
  Insurance Subsidiaries                                                    43            38            26
  Investment Activities                                                     93            51             6
  Corporate Other                                                            -             -             9
                                                                    --------------------------------------
TOTAL CORPORATE CASH-BASIS LOANS                                    $    4,825    $    4,573    $    3,103
==========================================================================================================
NET CREDIT LOSSES
  Capital Markets and Banking                                       $      504    $      481    $      280
  Transaction Services                                                      88             3             1
  Private Client                                                             -             1             -
  Investment Activities                                                      9             -             -
                                                                    --------------------------------------
TOTAL NET CREDIT LOSSES                                             $      601    $      485    $      281
==========================================================================================================
CORPORATE ALLOWANCE FOR CREDIT LOSSES                               $    4,871    $    4,681    $    4,464
As a percentage of total corporate loans                                  3.53%         3.28%         2.92%
==========================================================================================================

(1)  Reclassified to conform to the current period's presentation.

Corporate cash-basis loans were $4.825 billion, $4.573 billion, and $3.103 billion at September 30, 2002, June 30, 2002, and September 30, 2001, respectively. Cash-basis loans increased $1.722 billion from September 30, 2001 primarily due to increases in CAPITAL MARKETS AND BANKING, TRANSACTION SERVICES, and INVESTMENT ACTIVITIES. CAPITAL MARKETS AND BANKING increased primarily due to borrowers in the telecommunications and energy industries combined with increases in CitiCapital, Argentina and Mexico. The increase in CitiCapital primarily reflects increases in the transportation portfolio. The increase in Mexico primarily reflects a review of the Banamex credit portfolio in the 2001 fourth quarter as well as exposures in the construction industry. TRANSACTION SERVICES increased primarily due to trade finance receivables in Argentina. INVESTMENT ACTIVITIES increased primarily due to increases in Mexico and Argentina. Cash-basis loans increased $252 million from June 30, 2002 primarily due to increases in CAPITAL MARKETS AND BANKING, partially offset by decreases in TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING increased primarily due to borrowers in the telecommunications industry, CitiCapital and Mexico. The increase in CitiCapital primarily reflects an increase in equipment finance. The increase in Mexico primarily reflects exposures in the construction industry. TRANSACTION SERVICES decreased primarily due to trade finance write-offs in Argentina.

Total corporate net credit losses of $601 million in the 2002 third quarter increased $320 million from the 2001 third quarter primarily due to an increase of $224 million in CAPITAL MARKETS AND BANKING and an increase of $87 million in TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects higher net credit losses in the telecommunications industry and in Argentina. TRANSACTION SERVICES primarily reflects 2002 trade finance write-offs in Argentina.

Citigroup continues to monitor the economic impact from market uncertainties in Brazil and the potential impact on our commercial portfolio. For further details on Citigroup's cross-border exposure to Brazil, please see "Management of Cross-Border Risk" on page 37.

Citigroup's allowance for credit losses of $10.720 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $4.871 billion at September 30, 2002, compared to $4.681 billion at June 30, 2002 and $4.464 billion at September 30, 2001. The allowance attributed to the corporate portfolio as a percentage of loans was 3.53% at September 30, 2002, as compared to 3.28% at June 30, 2002 and 2.92% at September 30, 2001. The $190 million or 25 basis point increase in the allowance from the 2002 second quarter primarily reflects reserves established as a result of the continuing deterioration in the Argentine economy and the telecommunications industry. The $407 million or 61 basis point increase from the 2001 third quarter primarily reflects additional reserves for Argentina and the telecommunications industry as well as additional reserves related to a review of the Banamex credit portfolio in the 2001 fourth quarter. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans may continue at the 2002 levels due to weak global economic conditions, stress in the telecommunications and energy industries, uncertainty in Brazil, sovereign or regulatory actions, the economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements " on page 34.

GLOBAL INVESTMENT MANAGEMENT

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                              -------------------------------    %     --------------------------------    %
IN MILLIONS OF DOLLARS                              2002         2001(1)       Change         2002          2001(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $      2,003   $      1,884       6      $        6,112   $     5,843       5
Operating expenses                                       671            701      (4)              2,047         2,082      (2)
Provisions for benefits, claims
  and credit losses                                      703            613      15               2,060         1,939       6
                                              -------------------------------          --------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                                  629            570      10               2,005         1,822      10
Income taxes                                             193            189       2                 631           634       -
Minority interest, after-tax                               -              9    (100)                  1            10     (90)
                                              -------------------------------          --------------------------------
NET INCOME                                      $        436   $        372      17      $        1,373   $     1,178      17
=================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.

GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth and retail clients.

Global Investment Management net income of $436 million in the 2002 third quarter and $1.373 billion in the 2002 nine months was up $64 million or 17% and $195 million or 17% from the comparable 2001 periods. LIFE INSURANCE AND ANNUITIES net income was $183 million in the 2002 third quarter and $642 million in the 2002 nine months, down $2 million or 1% and up $6 million or 1% from the comparable 2001 periods. The $2 million decrease in net income from the 2001 third quarter primarily reflects lower net investment income, partially offset by higher business volumes and the impact of continued expense management in Travelers Life and Annuity, as well as increases in International Insurance Manufacturing, primarily in Mexico. The $6 million increase in net income from the 2001 nine months reflects an increase of $47 million at International Insurance Manufacturing, partially offset by a decrease of $41 million in Travelers Life and Annuity primarily due to lower net investment income. The $47 million increase in International Insurance Manufacturing relates to increases in Mexico due to the Banamex acquisition, as well as increases in Latin America and Asia. PRIVATE BANK net income was $115 million in the 2002 third quarter and $338 million in the 2002 nine months, up $24 million or 26% and $64 million or 23% from the comparable 2001 periods. The increase in net income at PRIVATE BANK from the 2001 periods primarily reflects increases in lending and client trading customer revenue, and the impact of lower interest rates, partially offset by increased expenses. ASSET MANAGEMENT net income was $138 million in the 2002 third quarter and $393 million in the 2002 nine months, up $42 million or 44% and $125 million or 47% from the comparable 2001 periods. The increase in net income at ASSET MANAGEMENT from the 2001 periods primarily reflects the Banamex acquisition, decreased expenses and the cumulative impact of positive flows. These increases were partially offset by the impact of negative market action, the cumulative impact of outflows of U.S. Retail Money Market funds to the bank deposit program and a decline in Latin America retirement services businesses due to the continuing economic crisis in Argentina. The nine-month period was additionally impacted by the absence of prior-year one-time fees.

GLOBAL INVESTMENT MANAGEMENT
 NET INCOME -- REGIONAL VIEW

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                              -------------------------------    %     --------------------------------    %
IN MILLIONS OF DOLLARS                              2002         2001(1)       Change          2002         2001(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
North America (excluding Mexico)                $        319   $        306       4      $        1,028   $       985       4
Mexico                                                    54             11      NM                 172            28      NM
Western Europe                                             1              -       -                  (3)            -       -
Japan                                                     12              9      33                  44            23      91
Asia (excluding Japan)                                    26             18      44                  81            59      37
Latin America                                             19             22     (14)                 37            61     (39)
Central & Eastern Europe,
  Middle East & Africa                                     5              6     (17)                 14            22     (36)
                                              -------------------------------          --------------------------------
TOTAL NET INCOME                                $        436   $        372      17      $        1,373   $     1,178      17
=================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

GLOBAL INVESTMENT MANAGEMENT net income increased $64 million in the 2002 third quarter and $195 million in the 2002 nine months from the comparable 2001 periods primarily driven by Mexico, North America, Asia and Japan, partially offset by declines in Latin America and CEEMEA.

Mexico net income increased $43 million and $144 million in the 2002 third quarter and nine months from the comparable 2001 periods, primarily reflecting the Banamex acquisition in August 2001, which impacted the LIFE INSURANCE AND ANNUITIES and the ASSET MANAGEMENT businesses. North America net income increased $13 million and $43 million in the 2002 third quarter and nine months, respectively, over the comparable 2001 periods. The increase primarily reflects continued customer revenue momentum in PRIVATE BANK and increased net flows and lower expenses in ASSET MANAGEMENT, partially offset by lower net investment income in LIFE INSURANCE AND ANNUITIES. Asia net income increased $8 million and $22 million in the 2002 third quarter and nine months, respectively, over the comparable 2001 periods, primarily relating to PRIVATE BANK in the quarter comparison and both PRIVATE BANK and LIFE INSURANCE AND ANNUITIES in the nine-month comparison. The increase in PRIVATE BANK related to continued customer revenue momentum and the increase in LIFE INSURANCE AND ANNUITIES primarily related to increased investment income. Japan net income increased $3 million and $21 million in the 2002 third quarter and nine months, respectively, over the comparable 2001 periods. The increase in the nine-month period primarily resulted from increased client trading and lending activity in PRIVATE BANK. Latin America net income decreased $3 million and $24 million in the 2002 third quarter and nine-month periods, respectively, over the comparable 2001 periods. The nine-month comparison includes a decline in ASSET MANAGEMENT and PRIVATE BANK relating to the continuing economic crisis in Argentina, partially offset by the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the peso devaluation in LIFE INSURANCE AND ANNUITIES. CEEMEA net income decreased $1 million and $8 million in the 2002 third quarter and nine-month periods, respectively, over the comparable 2001 periods, primarily due to weakness in PRIVATE BANK.

LIFE INSURANCE AND ANNUITIES

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------    %     --------------------------------    %
IN MILLIONS OF DOLLARS                              2002          2001(1)      Change         2002          2001(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $      1,073   $        972      10      $        3,291   $     3,156       4
Provision for benefits and claims                        698            609      15               2,049         1,932       6
Operating expenses                                       124             91      36                 328           282      16
                                              -------------------------------          --------------------------------
INCOME BEFORE TAXES                                      251            272      (8)                914           942      (3)
Income taxes                                              68             84     (19)                272           303     (10)
Minority interest, after-tax                               -              3    (100)                  -             3    (100)
                                              -------------------------------          --------------------------------
NET INCOME(2)                                   $        183   $        185      (1)     $          642   $       636       1
=================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Excludes investment gains/losses included in Proprietary Investment Activities segment.

LIFE INSURANCE AND ANNUITIES comprises Travelers Life and Annuity and International Insurance Manufacturing. These businesses offer a broad range of life insurance and annuity products and services including individual life insurance and COLI products, and individual annuity and group annuity products, including fixed and variable annuities. The International Insurance Manufacturing business primarily has operations in Mexico, Western Europe, Asia and Latin America.

LIFE INSURANCE AND ANNUITIES net income was $183 million and $642 million in the 2002 third quarter and nine months, respectively, down $2 million or 1% and up $6 million or 1% from the comparable periods of 2001. The $2 million decrease in net income from the 2001 third quarter reflects a decrease of $8 million in Travelers Life and Annuity, partially offset by an increase of $6 million for International Insurance Manufacturing. The $6 million increase in net income from the 2001 nine months reflects an increase of $47 million at International Insurance Manufacturing, partially offset by a decrease in net income of $41 million in Travelers Life and Annuity.

Net income for Travelers Life and Annuity of $170 million and $576 million in the 2002 third quarter and nine months declined $8 million or 4% and $41 million or 7% from the comparable periods of 2001. The $8 million decline in the 2002 third quarter primarily relates to lower net investment income, including lower yields on fixed income investments and losses in private equities, partially offset by business volume growth and continued expense management. The $41 million decline in the 2002 nine months primarily relates to lower net investment income, including the impact of lower yields on fixed income investments, losses in private equities and the absence of prior-year real estate transactions, partially offset by expense management. Expenses in 2002 included a decrease in the amortization of deferred policy acquisition costs of $22 million in the individual annuity business due to changes in underlying lapse and interest rate assumptions in the 2002 first quarter. Business volumes were strong during the 2002 third quarter with double-digit growth in group annuity account balances and in individual life net written premiums versus the prior-year third quarter. These increases reflected growth in retirement savings and estate planning products, primarily in Guaranteed Investment Contracts
(GICs), and were partially offset by a decline in individual annuity net written premiums due to negative equity market conditions.

Net income for International Insurance Manufacturing of $13 million and $66 million in the 2002 third quarter and nine months increased $6 million and $47 million, respectively, from the comparable periods of 2001. The $6 million increase in net income from the 2001 third quarter primarily reflected a $5 million increase in Mexico, a $2 million increase in Asia and a $1 million increase in Latin America. The $47 million increase from the 2001 nine months primarily reflected a $23 million increase in Mexico due to the Banamex acquisition, a $17 million increase in Latin America and a $9 million increase in Asia. The increases in Latin America were due to the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the Argentine peso devaluation.

Loans 90 days or more past due were $251 million at September 30, 2002, representing loans received from the Argentine government in the 2001 fourth quarter. A portion of future credit losses on these loans, if any, are expected to be offset by a corresponding decrease in a reserve for related customer liabilities. Investment income in future periods may be impacted by weak global economic conditions. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

TRAVELERS LIFE AND ANNUITY

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit and revenue performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

The following table shows net written premiums and deposits by product line:

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                              -------------------------------   %      --------------------------------    %
IN MILLIONS OF DOLLARS                              2002           2001       Change         2002             2001       Change
---------------------------------------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
   Fixed                                        $        592   $        464      28      $        1,809   $     1,463      24
   Variable                                              695            952     (27)              2,509         3,119     (20)
   Individual payout                                      15             14       7                  41            48     (15)
GICS AND OTHER GROUP ANNUITIES                         1,397          1,717     (19)              5,272         5,616      (6)
INDIVIDUAL LIFE INSURANCE
   Direct periodic premiums and deposits                 143            126      13                 553           455      22
   Single premium deposits                                64             36      78                 212           131      62
   Reinsurance                                           (29)           (25)    (16)                (83)          (71)    (17)
                                              -------------------------------          --------------------------------
                                                $      2,877   $      3,284     (12)     $       10,313   $    10,761      (4)
=================================================================================================================================

Individual annuities account balances were $27.3 billion at September 30, 2002, down from $30.0 billion at December 31, 2001 and $27.5 billion at September 30, 2001, primarily reflecting declines in market values of variable annuity investments, partially offset by good in force retention. Net written premiums and deposits for individual annuities in the 2002 third quarter and nine months were $1.302 billion and $4.359 billion, respectively, down from $1.430 billion and $4.630 billion in the comparable periods of 2001. The decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to current market conditions, but was partially offset by fixed annuity sales increases over the prior-year periods. Continued penetration into outside broker-dealer channels reflect the ongoing effort to build market share during declining market conditions.

Group annuity account balances and benefit reserves reached $22.7 billion at September 30, 2002, up from $21.0 billion at December 31, 2001 and $20.2 billion at September 30, 2001. The group annuity business experienced continued strong retention in all products and continued sales momentum in structured settlement products. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.397 billion and $5.272 billion in the 2002 third quarter and nine months, respectively, compared to $1.717 billion and $5.616 billion in the comparable periods of 2001, primarily reflecting decreases in GIC sales.

Total premiums and deposits for individual life insurance of $178 million and $682 million in the 2002 third quarter and nine months, respectively, were 30% and 32% ahead of the $137 million and $515 million for the comparable periods of 2001, driven by independent agents, high end, and retirement and estate planning. Life insurance in force was $80.7 billion at September 30, 2002, up from $75.0 billion at year-end 2001 and $72.5 billion at September 30, 2001.

PRIVATE BANK

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                              -------------------------------    %     --------------------------------    %
IN MILLIONS OF DOLLARS                              2002         2001(1)       Change         2002          2001(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $        412   $        366      13      $        1,262   $     1,134      11
Operating expenses                                       237            225       5                 755           701       8
Provision for credit losses                                5              4      25                  11             7      57
                                              -------------------------------          --------------------------------
INCOME BEFORE TAXES                                      170            137      24                 496           426      16
Income taxes                                              55             46      20                 158           152       4
                                              -------------------------------          --------------------------------
NET INCOME                                      $        115   $         91      26      $          338   $       274      23
=================================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)         $         29   $         26      12      $           29   $        26      12
Return on assets                                        1.57%          1.39%                       1.56%         1.41%
---------------------------------------------------------------------------------------------------------------------------------
Client business volumes under
  management (IN BILLIONS OF DOLLARS)           $        157   $        150       5      $          157   $       150       5
=================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.

PRIVATE BANK provides personalized wealth management services for high net worth clients around the world. PRIVATE BANK net income was $115 million in the 2002 third quarter and $338 million in the 2002 nine months, up $24 million or 26% and $64 million or 23% from the 2001 periods, primarily reflecting increases in lending and client trading customer revenue, and the impact of lower interest rates, partially offset by increased expenses.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $157 billion at the end of the 2002 third quarter, up $7 billion or 5% from $150 billion at the end of the 2001 third quarter primarily reflecting increases in loans of $4 billion and banking deposits of $3 billion. Regionally, the increase reflects continued growth primarily in Asia, North America and Japan, partially offset by declines in CEEMEA and Latin America.

Revenues, net of interest expense, were $412 million in the 2002 third quarter and $1.262 billion in the nine months, up $46 million or 13% and $128 million or 11% from the respective 2001 periods. Revenue growth was primarily driven by continued customer revenue increases in lending and client trading activity, and the benefit of lower interest rates, partially offset by lower fee revenues. In the 2002 third quarter and nine months, the increase in revenues reflects continued favorable trends in North America (including Mexico), up $35 million or 23% and $99 million or 22%, respectively, from the comparable 2001 periods. International revenues increased $11 million or 5% from the 2001 third quarter and $29 million or 4% from the 2001 nine months, primarily due to growth in Japan and Asia, partially offset by declines in Latin America and CEEMEA.

Operating expenses of $237 million and $755 million in the 2002 third quarter and nine months were up $12 million or 5% and $54 million or 8% from the respective 2001 periods, primarily reflecting higher levels of employee-related expenses, partially due to increased front-end sales and servicing capabilities and investment spending in technology. The 2002 nine-month period also included $8 million (primarily European) severance costs incurred in the 2002 first quarter. Operating expenses include restructuring charges of $3 million pretax ($2 million after-tax) in the 2002 first quarter and $7 million pretax ($4 million after-tax) in the 2001 second quarter, primarily relating to North America and Latin America.

The provision for credit losses was $5 million and $11 million in the 2002 third quarter and nine months, up $1 million and $4 million from the year-ago periods. The increase in the nine-month period primarily related to North America. Loans 90 days or more past due at the 2002 quarter-end were $201 million or 0.70% of total loans outstanding, compared with $78 million or 0.31% at the end of the 2001 third quarter, and reflects increases in North America, Western Europe, CEEMEA and Asia.

Average assets of $29 billion in the 2002 third quarter increased $3 billion or 12% from $26 billion in the 2001 third quarter, primarily due to higher mortgage financing, and margin and tailored lending.

ASSET MANAGEMENT

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------------------    %     --------------------------------    %
IN MILLIONS OF DOLLARS                              2002         2001(1)       Change         2002          2001(1)      Change
---------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $        518   $        546        (5)   $        1,559   $     1,553       -
Operating expenses                                       310            385       (19)              964         1,099     (12)
                                              -------------------------------          --------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                                  208            161        29               595           454      31
Income taxes                                              70             59        19               201           179      12
Minority interest, after-tax                               -              6      (100)                1             7     (86)
                                              -------------------------------          --------------------------------
NET INCOME                                      $        138   $         96        44    $          393   $       268      47
=================================================================================================================================
Assets under management
  (IN BILLIONS OF DOLLARS)(2)                   $        452   $        422         7    $          452   $       422       7
=================================================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Includes $28 billion and $29 billion in 2002 and 2001, respectively, for PRIVATE BANK clients.

ASSET MANAGEMENT includes the businesses of Citigroup Asset Management (CAM), Citigroup Alternative Investments (CAI), Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments, variable annuities (through affiliated and third-party insurance companies), and pension administration services.

Net income of $138 million and $393 million in the 2002 third quarter and nine months was up $42 million or 44% and $125 million or 47% from the comparable 2001 periods. The $42 million increase in the 2002 third quarter primarily related to the Banamex acquisition, an increase in CAI due to the transfer of the managed futures business from the GCIB, the impact of positive flows, and lower expenses. These increases were partially offset by the impact of negative market action, the cumulative impact of outflows of U.S. Retail Money Market funds to the bank deposit program and a decline in the Latin America retirement services businesses due to the continuing economic crisis in Argentina. The $125 million increase in the nine-month period primarily related to the Banamex acquisition, lower expenses and increased asset based fees, partially offset by the impacts of negative market action, the bank deposit program, and declines in the Latin America retirement services businesses. The nine-month period was additionally impacted by the absence of prior-year one-time performance fees.

Assets under management for the 2002 third quarter rose 7% from the 2001 third quarter to $452 billion, primarily reflecting an increase in CAI of $41 billion and strong net flows of $35 billion, partially offset by negative market action of $32 billion and the cumulative impact of the transfers of U.S. Retail Money Market assets to the bank deposit program of $14 billion. Institutional client assets were $150 billion at September 30, 2002, up $12 billion or 8% compared to the 2001 third quarter reflecting the cumulative impact of institutional liquidity flows and long-term product flows, partially offset by negative market action. Retail and Private Bank client assets were $201 billion, down $22 billion or 10% compared to a year ago, primarily reflecting the impact of negative market action and the cumulative impact of the bank deposit program, partially offset by net flows of $17 billion. CAI assets were $90 billion at September 30, 2002, up $41 billion or 85% from the prior-year period primarily reflecting TPC assets of $34 billion which CAI manages on a third party basis following the distribution, which occurred on August 20, 2002. Retirement services assets were $11 billion at September 30, 2002, down $1 billion or 6% from the prior-year period, primarily due to a decline in the Latin America retirement services businesses due to the continuing economic crisis in Argentina.

Sales of proprietary mutual funds and managed account products at Salomon Smith Barney Inc. (SSB) were $3.6 billion in the 2002 third quarter, down 42% from the 2001 third quarter, and represented 37% of SSB's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network decreased 33% to $1.8 billion in the 2002 third quarter compared to the prior-year quarter, representing 40% of total sales, including $1.0 billion in International and $0.8 billion in North America, of which Primerica sold $0.5 billion of proprietary U.S. mutual and money funds, representing 72% of Primerica's total U.S. mutual and money funds sales in the 2002 third quarter compared to 71% in the 2001 third quarter.

Revenues, net of interest expense, of $518 million and $1.559 billion in the 2002 third quarter and nine months decreased $28 million or 5% and increased $6 million from the 2001 third quarter and nine months, respectively. The $28 million decrease in the three- month period was primarily due to a decline in the Latin America retirement services businesses due to the continuing economic crisis in Argentina, the impact of negative market action and the cumulative impact of outflows of U.S. Retail Money Market funds to the bank deposit program, partially offset by the Banamex acquisition and the increases in CAI. The increase in the nine-month period was primarily due to the Banamex acquisition, the increases in CAI, and positive net flows in CAM, partially offset by a decline in the Latin America retirement services businesses due to the economic conditions, the impact of negative market action and the impact of outflows to the bank deposit program. The nine-month period was additionally impacted by the absence of prior-year one-time performance fees.

Operating expenses of $310 million and $964 million in the 2002 third quarter and nine months declined $75 million or 19% and $135 million or 12% from the comparable 2001 periods, primarily reflecting a decline in the Latin America retirement services businesses due to economic conditions, the absence of goodwill and indefinite-lived intangible asset amortization in 2002 and reduced incentive compensation, occupancy expenses, and advertising and marketing expenses, partially offset by the impact of the Banamex acquisition and increases in CAI. Operating expenses include a restructuring release of $1 million pretax in the 2002 third quarter relating to Mexico, and restructuring charges of $12 million pretax ($8 million after-tax) in the 2001 third quarter relating to Mexico. The nine-month periods also included restructuring charges of $12 million pretax ($8 million after-tax) in the 2002 first quarter relating to Latin America and $6 million pretax ($3 million after-tax) in the 2001 second quarter, primarily relating to Western Europe.

PROPRIETARY INVESTMENT ACTIVITIES

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                        ------------------------------------------------
IN MILLIONS OF DOLLARS                                     2002       2001(1)      2002       2001(1)
--------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $     (271) $     (262) $     (408) $       90
Operating expenses                                              47          26         109          76
Provision for credit losses                                      9           -           9           -
                                                      --------------------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST              (327)       (288)       (526)         14
Income tax benefits                                           (104)       (103)       (172)        (13)
Minority interest, after-tax                                    14           -          22          (2)
                                                      --------------------------------------------------
NET INCOME (LOSS)                                       $     (237) $     (185) $     (376) $       29
========================================================================================================

(1)  Reclassified to conform to the current period's presentation.

PROPRIETARY INVESTMENT ACTIVITIES comprises Citigroup's venture capital activities, realized investment gains (losses) from sales or write-downs of certain insurance-related investments, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and, since August 2001, the Banamex investment portfolio.

Revenues, net of interest expense, are comprised of ($101) million and ($360) million from proprietary investments and ($170) million and $98 million from net realized gains (losses) from insurance-related investments for the 2002 third quarter and 2001 third quarter, respectively. In the nine-month periods, revenues, net of interest expense, are comprised of ($78) million and ($124) million from proprietary investments and ($330) million and $214 million from net realized gains (losses) from insurance-related investments for 2002 and 2001, respectively.

Revenues, net of interest expense, of ($271) million for the 2002 third quarter decreased $9 million from the 2001 third quarter, primarily reflecting the absence of a prior-year mark-to-market gain on a Latin American fund and higher impairment write-downs in insurance-related and other proprietary investments. This was partially offset by a $527 million gain on the sale of 399 Park Avenue related to the portion of the building that the Company does not occupy. The 2002 third quarter included impairment write-downs of $111 million on certain investments in Argentina.

For the 2002 nine months, revenues, net of interest expense, of ($408) million decreased $498 million from the 2001 nine-month period, primarily reflecting higher impairment write-downs in insurance-related and other proprietary investments, including $210 million on WorldCom and $264 million on certain investments in Argentina, lower venture capital results and the absence of a prior-year gain on a Latin American fund, partially offset by the recognized gain on the sale of 399 Park Avenue and realized gains from sales in the venture capital portfolio.

Operating expenses of $47 million and $109 million in the 2002 third quarter and nine months increased $21 million and $33 million, respectively, from the comparable 2001 periods, primarily due to increased venture capital and other proprietary investment costs, partially related to majority-owned funds established in late 2001.

The increase in the provision for credit losses for both the 2002 third quarter and nine-month periods relate to the write-off of a loan in U.S. Venture Capital.

Minority interest, net of tax, increased in both the 2002 third quarter and nine-month periods from the comparable 2001 periods, primarily due to the net impact of majority-owned investment funds established in late 2001.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

CORPORATE/OTHER

                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                                            -------------------------------------------------
IN MILLIONS OF DOLLARS                                                         2002      2001(1)        2002       2001(1)
-----------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                           $     137  $      (87)   $     506  $      (324)
Operating expenses                                                                149         148          552          452
Provisions for benefits, claims, and credit losses                                 (4)          2          (22)           -
                                                                            -------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                    (8)       (237)         (24)        (776)
Income tax benefits                                                               (62)       (112)         (34)        (277)
Minority interest, after-tax                                                       (2)          5           (3)           6
                                                                            -------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                           56        (130)          13         (505)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                        214         (58)       1,875          751
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                             -           -          (47)        (158)
                                                                            -------------------------------------------------
NET INCOME (LOSS)                                                           $     270  $     (188)   $   1,841  $        88
=============================================================================================================================

(1)  Reclassified to conform to the current period's presentation.

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations; the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses; and results related to the discontinued operations of TPC.

Revenues, net of interest expense, of $137 million and $506 million in the 2002 third quarter and nine months increased $224 million and $830 million, respectively, from the 2001 periods, primarily reflecting lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily relate to favorable interest rate positioning and lower funding costs, including the impacts of lower interest rates, and earnings related to realized gains on fixed income investments, partially offset by the impact of increased borrowing levels. Operating expenses of $149 million and $552 million in the 2002 third quarter and nine months increased $1 million and $100 million from the respective prior-year periods. The expense increase in the nine-month period primarily relates to higher intersegment eliminations and employee-related costs, partially offset by a decrease in certain net unallocated corporate costs. The provisions for benefits, claims, and credit losses in the 2002 nine-month period are primarily the result of higher intersegment eliminations. Income tax benefits of $62 million and $34 million in the 2002 third quarter and nine months, respectively, includes the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

Discontinued operations (see Note 4 to the Unaudited Consolidated Financial Statements) includes the operations of TPC through August 20, 2002 and includes gains on the sale of stock by a subsidiary of $1.270 billion ($1.158 billion after-tax) through the 2002 nine-month period. Citigroup recognized an after-tax gain of $1.061 billion in the 2002 first quarter as a result of the TPC IPO of 231 million shares of its class A common stock. The after-tax gain was increased by $97 million in the 2002 third quarter due to the receipt of a private letter ruling from the Internal Revenue Service and the resolution of certain tax matters related to the IPO. The income (loss) from discontinued operations in both the 2001 third quarter and nine-month periods reflect catastrophe losses from the property and casualty business associated with the events of September 11th.

The cumulative effect of accounting changes of $47 million in the 2002 nine-month period reflects the 2002 first quarter impact of adopting SFAS No. 142 relating to goodwill and indefinite-lived intangible assets. The cumulative effect of accounting changes of $158 million in the 2001 nine-month period includes a 2001 first quarter charge of $42 million related to the adoption of SFAS No. 133 and a 2001 second quarter charge of $116 million reflecting the impact of adopting EITF 99-20. See Note 2 to Unaudited Consolidated Financial Statements for further details of the cumulative effect of accounting changes.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weak global economic conditions; the continued economic crisis in Argentina including financial regulations and implementation issues and the impact that the crisis may have on our commercial borrowers; uncertainty in Brazil; rising unemployment rates and an increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications and energy industries; subsidiaries' dividending capability; changes in estimates in the timing of revenue recognition on securitizations; the impact of changes in accounting related to stock-based compensation; the effect of banking and financial services reforms and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; macro-economic and regulatory policies, including the effect proposed U.S. bankruptcy legislation would have if enacted; levels of activity in the global capital markets; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

Earnings-at-Risk is the primary method for measuring price risk in Citigroup's non-trading portfolios (excluding the insurance companies). Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward instantaneous parallel shift in the yield curve for the appropriate currency assuming a static portfolio. Citigroup generally measures this impact over a one-year and five-year time horizon under business-as-usual conditions. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

Citigroup's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citigroup also closely monitors its Earnings-at-Risk in other currencies, as detailed below.

The following illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of September 30, 2002, the potential impact on pretax earnings over the next twelve months is a decrease of $239 million from an interest rate increase and an increase of $422 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first twelve months is an increase of $1,475 million from an increase in interest rates and a decrease of $1,597 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior year-end primarily reflects the change in the mix of assets and liabilities to reflect Citigroup's view of interest rates.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings of approximately $223 million over the next twelve months and a potential positive impact of $85 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings of approximately $223 million for the next twelve months and potential negative impact of $85 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the changes in the repricing characteristics of the portfolio while the change in Earnings-at-Risk from the prior year-end reflects small changes in the composition of the balance sheet.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings of $198 million over the next twelve months and potential positive impact of $335 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings of $202 million over the next twelve months and a potential negative impact of $319 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citigroup's current view of interest rates as well as changes in the repricing profile of the balance sheet.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                                SEPTEMBER 30, 2002
                                                                           OTHER
IN MILLIONS OF DOLLARS       U.S. DOLLAR         MEXICAN PESO        NON-U.S. DOLLAR(2)
-----------------------------------------------------------------------------------------
                        INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                        -----------------------------------------------------------------
Twelve months and less  $   (239)  $    422   $    223   $   (223)  $   (198)  $    202
Thereafter(3)              1,475     (1,597)        85        (85)       335       (319)
-----------------------------------------------------------------------------------------
Total                   $  1,236   $ (1,175)  $    308   $   (308)  $    137   $   (117)
=========================================================================================

                                                 DECEMBER 31, 2001
                                                                           OTHER
IN MILLIONS OF DOLLARS      U.S. DOLLAR         MEXICAN PESO          NON-U.S. DOLLAR
-----------------------------------------------------------------------------------------
                        INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                        -----------------------------------------------------------------
Twelve months and less  $   (241)  $    244   $    208   $   (208)  $   (275)  $    278
Thereafter(3)                898     (1,082)       207       (207)      (236)       250
-----------------------------------------------------------------------------------------
Total                   $    657   $   (838)  $    415   $   (415)  $   (511)  $    528
=========================================================================================

                                                SEPTEMBER 30, 2001(4)
                                                                           OTHER
IN MILLIONS OF DOLLARS      U.S. DOLLAR         MEXICAN PESO          NON-U.S. DOLLAR
-----------------------------------------------------------------------------------------
                        INCREASE   DECREASE   INCREASE   DECREASE   INCREASE   DECREASE
                        -----------------------------------------------------------------
Twelve months and less  $   (337)  $    352   $    518      ($518)  $   (426)  $    429
Thereafter(3)                941     (1,175)      (250)       250       (765)       781
-----------------------------------------------------------------------------------------
Total                   $    604   $   (823)  $    268   $   (268)  $ (1,191)  $  1,210
=========================================================================================

(1)  Excludes the insurance companies (see below).
(2) Excludes exposure to the Argentine peso beyond twelve months which reflects Citigroup's current risk management strategy given the volatile and uncertain economic conditions in Argentina.
(3) Represents discounted Earnings-at-Risk beyond twelve months and up to and including five years.
(4)  Reclassified to conform with the current period's presentation.

INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

                                                                                SEPTEMBER 30,    December 31,    September 30,
IN MILLIONS OF DOLLARS                                                              2002            2001             2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments(1)                                                                    $ 1,842          $ 3,404         $ 3,116
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt                                                                    $    14          $    18         $    28
Contractholder funds                                                                  905              775             741
Redeemable securities of subsidiary trusts                                              -                1              63
================================================================================================================================

(1) The decline from December 31, 2001 to September 30, 2002 is primarily attributable to the exclusion of discontinued operations. See Note 4 to Unaudited Consolidated Financial Statements.

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

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $54 million at September 30, 2002. Daily exposures averaged $65 million during the third quarter of 2002 and ranged from $54 million to $77 million.

The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2002 and December 31, 2001, along with the averages.

                                                                                    2002                            Full
                                                                                    THIRD                           Year
                                                                 SEPTEMBER 30,     QUARTER        December 31       2001
IN MILLIONS OF DOLLARS                                               2002          AVERAGE            2001        Average
---------------------------------------------------------------------------------------------------------------------------
Interest rate                                                       $  51          $  56            $  44          $  55
Foreign exchange                                                       15             14                9             12
Equity                                                                 11             24               10             15
All other (primarily commodity)                                         9              9               21             18
Covariance adjustment                                                 (32)           (38)             (30)           (37)
                                                                -----------------------------------------------------------
Total                                                               $  54          $  65            $  54          $  63
===========================================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third quarter of 2002 and all of 2001.

                                                                     THIRD QUARTER            Full-Year
                                                                         2002                   2001
                                                                -----------------------------------------------
IN MILLIONS OF DOLLARS                                             LOW         HIGH        Low          High
---------------------------------------------------------------------------------------------------------------
Interest rate                                                      $ 49        $ 64        $ 33         $ 90
Foreign exchange                                                     10          24           6           22
Equity                                                               10          44           9           53
All other (primarily commodity)                                       4          14           8           52
===============================================================================================================

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

Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Countries with FFIEC outstandings greater than 0.75% of Citigroup assets at September 30, 2002 and December 31, 2001 include:

                                                                                 SEPTEMBER 30, 2002          December 31, 2001
-----------------------------------------------------------------------------------------------------   --------------------------
                         CROSS-BORDER CLAIMS ON THIRD PARTIES
                ----------------------------------------------- INVESTMENTS
                                                                  IN AND
                 TRADING AND     CROSS-                          FUNDING OF   TOTAL CROSS-               Total Cross-
IN BILLIONS OF   SHORT-TERM  BORDER RESALE                         LOCAL        BORDER      COMMIT-         Border       COMMIT-
 DOLLARS          CLAIMS(1)    AGREEMENTS   ALL OTHER   TOTAL   FRANCHISES   OUTSTANDINGS  MENTS(2)     Outstandings    MENTS(2)
-----------------------------------------------------------------------------------------------------   --------------------------
Germany            $ 12.6       $ 3.8        $ 1.2     $ 17.6      $ 4.6        $ 22.2      $  8.6         $ 13.5        $ 7.3
United Kingdom        5.8         7.7          2.4       15.9          -          15.9        20.6           11.2         16.8
France                4.8         5.9          1.2       11.9        0.3          12.2         7.6           10.9          8.7
Japan                 3.5         5.9          1.5       10.9          -          10.9         0.5            7.9          3.3
Italy                 7.0         0.7          0.3        8.0        2.0          10.0         0.9            9.7          2.4
Mexico                3.3           -          4.8        8.1        1.4           9.5         0.7           12.3          0.6
Canada                2.2         1.5          1.8        5.5        3.1           8.6         3.3            7.9          3.4
Brazil                2.0           -          2.5        4.5        3.6           8.1         0.1           10.7          0.3
Netherlands           5.0         1.3          1.1        7.4          -           7.4         3.3            7.2          3.0
==================================================================================================================================

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

Total cross-border outstandings for September 30, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $27.9 billion for Germany, $9.0 billion for the United Kingdom, $11.9 billion for France, $12.9 billion for Japan, $17.5 billion for Italy, $11.2 billion for Mexico, $7.9 billion for Canada, $10.4 billion for Brazil, and $8.3 billion for the Netherlands.

Total cross-border outstandings for December 31, 2001 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral and long securities positions reported on a gross basis, amounted to $19.5 billion for Germany, $9.3 billion for the United Kingdom, $13.5 billion for France, $6.5 billion for Japan, $12.8 billion for Italy, $13.2 billion for Mexico, $8.9 billion for Canada, $11.9 billion for Brazil, and $6.9 billion for the Netherlands.

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

Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations. As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, Salomon Smith Barney Inc., and The Travelers Insurance Company (TIC). Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency considerations that also impact their capitalization levels.

During 2002, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. It is also anticipated that Citigroup will maintain its share repurchase program. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 34.

On March 27, 2002, TPC completed its initial public offering of 231 million shares of its class A common stock, representing approximately 23.1% of its outstanding equity securities, for net proceeds after underwriting discount of $4.1 billion. Citigroup recognized an after-tax gain of $1.158 billion ($1.270 billion pretax) as a result of the TPC offering. On August 20, 2002, Citigroup completed the distribution to its stockholders of a portion of its remaining ownership interest in TPC. This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup stockholders' equity by approximately $6.9 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value and are included in Investments on the

Unaudited Consolidated Statement of Financial Position at September 30, 2002. Minority interest was recognized on the initial public offering portion beginning on April 1, 2002 through the date of the distribution and is reflected in the Income (loss) from discontinued operations on the Unaudited Consolidated Statement of Income.

Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $1.5 billion, all of which expire in 2003. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $55.8 billion at September 30, 2002.

Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities with unaffiliated banks of $5.4 billion as of September 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2002, this requirement was exceeded by approximately $52.7 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company, an indirect subsidiary of Citicorp.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at September 30, 2002 and 59% of funding at December 31, 2001, are broadly diversified by both geography and customer segments.

Stockholders' equity, which grew $3.2 billion during the first nine months of 2002 to $66.6 billion at September 30, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 third quarter was $66.1 billion, compared with $81.1 billion at year-end 2001.

Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months of 2002 included $6.9 billion of U.S. credit cards and $21.0 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first nine months of 2002, the scheduled amortization of certain credit card securitization transactions made available $5.9 billion of new receivables. In addition, at least $2.1 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $8.4 billion, adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $8.0 billion of the available $8.4 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

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

SALOMON SMITH BARNEY HOLDINGS INC. (SALOMON SMITH BARNEY)

Salomon Smith Barney manages liquidity and monitors and evaluates capital adequacy through a well-defined process described in Citigroup's 2001 Annual Report and Form 10-K. Total assets were $312 billion at September 30, 2002, compared to $301 billion at year-end 2001. Due to the nature of Salomon Smith Barney's trading activities, it is not uncommon for asset levels to fluctuate from period to period.

Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that extends through May 2003, with any borrowings under this facility maturing in May 2005. Salomon Smith Barney also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At September 30, 2002, there were no borrowings outstanding under these facilities. Salomon Smith Barney also has committed long-term financing facilities with unaffiliated banks. At September 30, 2002, Salomon Smith Barney had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving Salomon Smith Barney one year's notice.

Salomon Smith Barney compensates the banks for the facilities through facility fees. Under all of these facilities, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At September 30, 2002, these requirements were exceeded by approximately $4.9 billion. Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting short-term requirements.

Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $26.1 billion at September 30, 2002 and $26.8 billion at December 31, 2001. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

THE TRAVELERS INSURANCE COMPANY (TIC)

At September 30, 2002, TIC had $38.3 billion of life and annuity product deposit funds and reserves. Of that total, $21.5 billion is not subject to discretionary withdrawal based on contract terms. The remaining $16.8 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $5.5 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.3 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.76%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $6.0 billion of liabilities is surrenderable without charge. More than 9.5% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $586 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department, all of which was paid during the first nine months of 2002.

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

SECURITIZATION OF CITIGROUP'S ASSETS

In certain of these off-balance sheet arrangements (credit card receivable and mortgage loan securitizations), Citigroup is securitizing assets that were previously recorded in its statement of financial position. In other arrangements, Citigroup acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase, and temporarily hold assets designated for subsequent securitization.

In the 2002 third quarter, Citigroup securitized $1.3 billion of credit card receivables, $10.9 billion of mortgage loans and $2.0 billion of other assets, thereby reducing the Company's assets and the related funding by approximately $14.2 billion in the quarter. Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citigroup's Consolidated Statement of Financial Position. At September 30, 2002, the total amount of loans securitized and outstanding was $151 billion. See Note 13 to Unaudited Consolidated Financial Statements for additional information about off-balance sheet arrangements.

The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended September 30, 2002:

IN BILLIONS OF DOLLARS                                             CREDIT CARDS     MORTGAGES      OTHER(1)
-----------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                     $  1.3         $ 10.9         $   2.0
Proceeds from collections reinvested in new receivables                 32.7              -               -
Servicing fees received                                                  0.3            0.2               -
Cash flows received on retained interest
 and other net cash flows                                                1.0            0.1               -
===========================================================================================================


(1) Other includes corporate debt securities, auto loans, student loans and other assets.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citigroup sells receivables into the trust on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to apredetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

At September 30, 2002, total assets in the credit card trusts were $76 billion. Of that amount, $64 billion has been sold to investors via trust-issued securities and has been removed from Citigroup's Consolidated Statement of Financial Position. The remaining seller's interest of $12 billion is recorded in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interest. Amounts receivable from the trusts were $1.066 billion and amounts due to the trusts were $794 million at September 30, 2002. During the quarter ended September 30, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended September 30, 2002, the trusts recorded $1.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

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

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides third loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At September 30, 2002, total assets in the conduits were $49 billion.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citigroup's credit commitments as of September 30, 2002 and December 31, 2001.

IN MILLIONS OF DOLLARS                                                     SEPTEMBER 30, 2002    December 31, 2001
--------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees              $  30,672            $   29,541
Performance standby letters of credit and foreign office guarantees                7,639                 7,749
Commercial and similar letters of credit                                           5,315                 5,681
One-to-four family residential mortgages                                           5,165                 5,470
Revolving open-end loans secured by 1-4 family residential properties              7,646                 7,107
Commercial real estate, construction and land development                          1,927                 1,882
Credit card lines(1)                                                             404,340               387,396
Commercial and other consumer loan commitments(2)                                212,399               210,909
                                                                           -----------------------------------------
TOTAL                                                                          $ 675,103            $  655,735
====================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $137 billion and $138 billion with original maturity less than one year at September 30, 2002 and December 31, 2001, respectively.

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

CITIGROUP RATIOS

                                                                                    SEPT. 30,     June 30,     Dec. 31,
                                                                                      2002          2002         2001
--------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                        9.20%        9.20%         8.42%
Total capital (Tier 1 and Tier 2)                                                    12.02        11.75         10.92
Leverage(1)                                                                           5.41         5.93          5.64
Common stockholders' equity                                                           7.69         7.78          7.58
==========================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citigroup maintained a strong capital position during the third quarter of 2002. Total capital (Tier 1 and Tier 2) amounted to $75.5 billion at September 30, 2002, representing 12.02% of net risk-adjusted assets. This compares with $80.8 billion and 11.75% at June 30, 2002 and $75.8 billion and 10.92% at December 31, 2001. Tier 1 capital of $57.8 billion at September 30, 2002 represented 9.20% of net risk-adjusted assets, compared to $63.3 billion and 9.20% at June 30, 2002 and $58.4 billion and 8.42% at December 31, 2001. Citigroup's leverage ratio was 5.41% at September 30, 2002 compared to 5.93% at June 30, 2002 and 5.64% at December 31, 2001.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                   SEPT. 30,      June 30,      Dec. 31,
IN MILLIONS OF DOLLARS                                                                2002          2002          2001
------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
Common stockholders' equity                                                        $  79,366      $  84,315    $  79,722
Qualifying perpetual preferred stock                                                   1,400          1,400        1,400
Qualifying mandatorily redeemable securities of subsidiary trusts                      6,088          6,768        6,725
Minority interest(1)                                                                     738          3,164          803
Less: Net unrealized gains on securities available-for-sale(2)                        (1,324)          (741)        (852)
Accumulated net losses on cash flow hedges, after-tax                                 (1,089)          (648)        (168)
Intangible assets:
  Goodwill                                                                           (22,559)       (25,604)     (23,861)
  Other intangible assets                                                             (4,198)        (4,750)      (4,944)
50% investment in certain subsidiaries(3)                                                (43)           (62)         (72)
Other                                                                                   (563)          (580)        (305)
                                                                                   -------------------------------------
Total Tier 1 capital                                                               $  57,816      $  63,262    $  58,448
------------------------------------------------------------------------------------------------------------------------
Tier 2 Capital
Allowance for credit losses(4)                                                         7,911          8,616        8,694
Qualifying debt(5)                                                                     9,757          8,939        8,648
Unrealized marketable equity securities gains(2)                                          88              9           79
Less: 50% investment in certain subsidiaries(3)                                          (43)           (62)         (72)
                                                                                   -------------------------------------
Total Tier 2 capital                                                                  17,713         17,502       17,349
                                                                                   -------------------------------------
Total capital (Tier 1 and Tier 2)                                                  $  75,529      $  80,764    $  75,797
========================================================================================================================
RISK-ADJUSTED ASSETS (6)                                                           $ 628,265      $ 687,325    $ 694,035
========================================================================================================================

(1) The variance from December 31, 2001 primarily reflects the minority interest related to the TPC IPO, and the subsequent distribution during the 2002 third quarter.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values net of tax.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $29.1 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of September 30, 2002, compared to $29.6 billion as of June 30, 2002 and $26.2 billion as of December 31, 2001. Market risk-equivalent assets included in net risk-adjusted assets amounted to $26.3 billion at September 30, 2002, $32.4 billion at June 30, 2002, and $31.4 billion at December 31, 2001. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses. The decrease from June 30, 2002 reflects the impact of the TPC distribution.

Common stockholders' equity decreased a net $0.4 billion during the first nine months of 2002 to $79.4 billion at September 30, 2002, representing 7.7% of assets, compared to $79.7 billion and 7.6% at year-end 2001. The net decrease in common stockholders' equity during the first nine months of 2002 principally reflected net income of $12.8 billion and the issuance of shares pursuant to employee benefit plans and other activity of $2.1 billion, which was more than offset by the tax-free distribution to Citigroup's shareholders of TPC of $6.9 billion; treasury stock acquired of $4.9 billion; dividends declared on common and preferred stock of

$2.7 billion; $0.3 billion related to the net change in foreign currency translation adjustment, change in hedging activities, and unrealized gains and losses on investment securities; and the net issuance of restricted stock of $0.5 billion. The increase in the common stockholders' equity ratio during the first nine months of 2002 reflected the above items and the corresponding decline in total assets resulting from the tax-free distribution of TPC during the third quarter.

During July 2002, the Board of Directors of Citigroup granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's long-standing repurchase program of buying back shares in the market from time to time.

The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at September 30, 2002 were $6.088 billion, which includes $4.605 billion of parent-obligated securities and $1.483 billion of subsidiary-obligated securities.

The final rules governing the regulatory capital treatment of nonfinancial equity investments, which became effective April 1, 2002, were adopted for the quarter ended June 30, 2002. The impact of the new rule was neutral to Citigroup's capital ratios both at September 30, 2002 and June 30, 2002. For the quarter ended September 30, 2002, the capital ratio impact of the $256 million capital charge was offset by the $3.2 billion net reduction in risk-adjusted assets for the nonfinancial equity investments. For the quarter ended June 30, 2002, the capital ratio impact of the $275 million capital charge was offset by the $3.4 billion net reduction in risk-adjusted assets for the nonfinancial equity investments.

Citigroup's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2002, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The Committee launched a Quantitative Impact Study on October 1, 2002 which allows banks to perform a concrete and comprehensive assessment of how the Committee's proposals will affect their organization. Banks are asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the new framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

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

CITICORP RATIOS

                                                          SEPTEMBER 30, 2002     June 30, 2002        December 31, 2001
------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                   8.55%               8.40%                 8.33%
Total capital (Tier 1 and Tier 2)                               12.73               12.53                 12.41
Leverage(1)                                                      6.90                6.92                  6.85
Common stockholders' equity                                     10.17                9.93                  9.81
========================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the 2002 third quarter. Total capital (Tier 1 and Tier 2) amounted to $63.8 billion at September 30, 2002, representing 12.73% of net risk-adjusted assets. This compares with $63.4 billion and 12.53% at June 30, 2002 and $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.9 billion at September 30, 2002 represented 8.55% of net risk-adjusted assets, compared with $42.5 billion and 8.40% at June 30, 2002 and $42.2 billion and 8.33% at December

31, 2001. Citicorp's Tier 1 capital ratio at September 30, 2002 was above Citicorp's target range of 8.00% to 8.30%.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                         -----------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS               2002       2001(1)           2002    2001(1)
--------------------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                            $    9,686     $   10,282     $  28,362   $  30,025
Other interest and dividends                                  5,398          6,316        15,825      19,453
Insurance premiums                                              855            789         2,566       2,454
Commissions and fees                                          3,612          3,746        11,645      11,468
Principal transactions                                          970          1,019         3,735       4,761
Asset management and administration fees                      1,263          1,371         3,960       4,091
Realized gains (losses) from sales of investments              (165)           108          (325)        362
Other income                                                  1,886            851         3,992       3,072
                                                         -----------------------------------------------------
TOTAL REVENUES                                               23,505         24,482        69,760      75,686
Interest expense                                              5,861          8,284        16,325      26,186
                                                         -----------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                      17,644         16,198        53,435      49,500
                                                         -----------------------------------------------------

BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                887            820         2,615       2,526
Provision for credit losses                                   2,689          1,580         7,305       4,539
                                                         -----------------------------------------------------
TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                      3,576          2,400         9,920       7,065
                                                         -----------------------------------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                       4,387          4,525        14,456      14,616
Insurance underwriting, acquisition, and operating              230            243           732         877
Restructuring-related items                                     (41)           133           (35)        475
Other operating                                               3,864          3,865        11,490      11,353
                                                         -----------------------------------------------------
TOTAL OPERATING EXPENSES                                      8,440          8,766        26,643      27,321
                                                         -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                5,628          5,032        16,872      15,114
Provision for income taxes                                    1,898          1,771         5,794       5,406
Minority interest, net of income taxes                           24             26            59          50
                                                         -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                3,706          3,235        11,019       9,658
                                                         -----------------------------------------------------

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations                      151           (151)          965         973
Gain on sale of stock by subsidiary                               -              -         1,270           -
Provision (benefit) for income taxes                            (63)           (93)          360         222
                                                         -----------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET                 214            (58)        1,875         751
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           -              -           (47)       (158)
                                                         -----------------------------------------------------
NET INCOME                                               $    3,920     $    3,177     $  12,847   $  10,251
==============================================================================================================
BASIC EARNINGS PER SHARE
Income from continuing operations                        $     0.73     $     0.63     $    2.16   $    1.91
Income (loss) from discontinued operations, net                0.04          (0.01)         0.37        0.15
Cumulative effect of accounting changes                           -              -         (0.01)      (0.03)
                                                         -----------------------------------------------------
NET INCOME                                               $     0.77     $     0.62     $    2.52   $    2.03
                                                         =====================================================
Weighted average common shares outstanding                  5,036.6        5,060.8       5,081.3     5,008.4
==============================================================================================================
DILUTED EARNINGS PER SHARE
Income from continuing operations                        $     0.72     $     0.62     $    2.12   $    1.87
Income (loss) from discontinued operations, net                0.04          (0.01)         0.36        0.14
Cumulative effect of accounting changes                           -              -         (0.01)      (0.03)
                                                         -----------------------------------------------------
NET INCOME                                               $     0.76     $     0.61     $    2.47   $    1.98
                                                         =====================================================
Adjusted weighted average common shares outstanding         5,110.5        5,169.0       5,168.7     5,126.3
==============================================================================================================

(1) Restated to reflect TPC as a discontinued operation. See Note 4 to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                   SEPTEMBER 30,
                                                                                                       2002        December 31,
IN MILLIONS OF DOLLARS                                                                              (UNAUDITED)       2001(1)
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                              $    15,886    $    18,515
Deposits at interest with banks                                                                          15,183         19,216
Federal funds sold and securities borrowed or purchased under agreements to resell                      157,482        134,809
Brokerage receivables                                                                                    21,208         35,155
Trading account assets (including $22,152 and $36,351 pledged to creditors at September 30, 2002
  and December 31, 2001, respectively)                                                                  161,803        144,904
Investments (including $9,049 and $15,475 pledged to creditors at September 30, 2002
  and December 31, 2001, respectively)                                                                  142,059        160,837
Loans, net of unearned income
     Consumer                                                                                           265,869        248,201
     Corporate                                                                                          138,016        143,732
                                                                                                    -----------------------------
Loans, net of unearned income                                                                           403,885        391,933
     Allowance for credit losses                                                                        (10,720)       (10,088)
                                                                                                    -----------------------------
Total loans, net                                                                                        393,165        381,845
Goodwill                                                                                                 22,559         23,861
Intangible assets                                                                                         7,776          9,003
Reinsurance recoverables                                                                                  4,328         12,373
Separate and variable accounts                                                                           21,522         25,569
Other assets                                                                                             68,597         85,363
                                                                                                    -----------------------------
TOTAL ASSETS                                                                                        $ 1,031,568    $ 1,051,450
=================================================================================================================================

LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                                  $    22,469    $    23,054
     Interest-bearing deposits in U.S. offices                                                          118,101        110,388
     Non-interest-bearing deposits in offices outside the U.S.                                           19,343         18,779
     Interest-bearing deposits in offices outside the U.S.                                              230,914        222,304
                                                                                                    -----------------------------
Total deposits                                                                                          390,827        374,525
Federal funds purchased and securities loaned or sold under agreements to repurchase                    164,946        153,511
Brokerage payables                                                                                       19,766         32,891
Trading account liabilities                                                                              95,699         80,543
Contractholder funds and separate and variable accounts                                                  48,347         48,932
Insurance policy and claims reserves                                                                     16,304         49,294
Investment banking and brokerage borrowings                                                              19,951         16,480
Short-term borrowings                                                                                    27,991         24,461
Long-term debt                                                                                          109,672        121,631
Other liabilities                                                                                        51,211         60,810
                                                                                                    -----------------------------
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
  trusts holding solely junior subordinated debt securities of  -- Parent                                 4,605          4,850
                                                                -- Subsidiary                             1,483          2,275
                                                                                                    -----------------------------
TOTAL LIABILITIES                                                                                       950,802        970,203
=================================================================================================================================

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value          1,400          1,525
Common stock ($.01 par value; authorized shares: 15 billion), issued shares --
  5,477,416,254 AT SEPTEMBER 30, 2002 and at December 31, 2001                                               55             55
Additional paid-in capital                                                                               16,795         23,196
Retained earnings                                                                                        79,911         69,803
Treasury stock, at cost: SEPTEMBER 30, 2002 -- 415,393,536 shares
  and December 31, 2001 -- 328,727,790 shares                                                           (14,363)       (11,099)
Accumulated other changes in equity from nonowner sources                                                (1,095)          (844)
Unearned compensation                                                                                    (1,937)        (1,389)
                                                                                                    -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               80,766         81,247
                                                                                                    -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 1,031,568    $ 1,051,450
=================================================================================================================================

(1) In accordance with GAAP, prior period information has not been restated to reflect TPC as a discontinued operation. See Note 4 to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ---------------------------------
IN MILLIONS OF DOLLARS, EXCEPT SHARES IN THOUSANDS                                            2002               2001
---------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                              $      1,525       $      1,745
Redemption of preferred stock                                                                     (125)                 -
Other                                                                                                -                 29
                                                                                          ---------------------------------
Balance, end of period                                                                           1,400              1,774
---------------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                                    23,251             16,558
Employee benefit plans                                                                             599                350
Contribution to Citigroup Pension Fund                                                             (83)                 -
Other(1)                                                                                        (6,917)             6,297
                                                                                          ---------------------------------
Balance, end of period                                                                          16,850             23,205
---------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                                    69,803             58,862
Net income                                                                                      12,847             10,251
Common dividends(2)                                                                             (2,676)            (2,248)
Preferred dividends                                                                                (63)               (84)
                                                                                          ---------------------------------
Balance, end of period                                                                          79,911             66,781
---------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                                   (11,099)           (10,213)
Issuance of shares pursuant to employee benefit plans                                            1,025              1,555
Treasury stock acquired                                                                         (4,878)            (2,688)
Contribution to Citigroup Pension Fund                                                             583                  -
Other                                                                                                6                176
                                                                                          ---------------------------------
Balance, end of period                                                                         (14,363)           (11,170)
---------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                                      (844)               123
Cumulative effect of accounting changes, after-tax (3)                                               -                118
Net change in unrealized gains and losses on investment securities, after-tax                      472               (154)
Net change for cash flow hedges, after-tax                                                         921                 41
Net change in foreign currency translation adjustment, after-tax                                (1,644)              (687)
                                                                                          ---------------------------------
Balance, end of period                                                                          (1,095)              (559)
---------------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                                    (1,389)              (869)
Net issuance of restricted stock                                                                  (548)              (763)
                                                                                          ---------------------------------
Balance, end of period                                                                          (1,937)            (1,632)
---------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,062,023 IN 2002
  and 5,144,224 in 2001)                                                                        79,366             76,625
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                $     80,766       $     78,399
===========================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                $     12,847       $     10,251
Other changes in equity from nonowner sources, after-tax                                          (251)              (682)
                                                                                          ---------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                             $     12,596       $      9,569
===========================================================================================================================

(1) In 2002, primarily represents the $6.9 billion tax-free distribution to Citigroup's shareholders of TPC in August 2002. See Note 4 to Unaudited Consolidated Financial Statements. In 2001, primarily includes $6.3 billion for the issuance of shares to effect the Banamex acquisition.
(2) Common dividends declared were 16 cents per share in the first quarter and 18 cents per share in the second and third quarters of 2002. In 2001, common dividends declared were 14 cents per share in both the first and second quarters and 16 cents per share in the third quarter.
(3) Refers to the adoption of SFAS No. 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ---------------------------------
IN MILLIONS OF DOLLARS                                                                        2002               2001
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
NET INCOME                                                                                $     12,847       $     10,251
    INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                                                717                751
    GAIN ON SALE OF STOCK BY SUBSIDIARY, NET OF TAX                                              1,158                  -
    CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                                        (47)              (158)
                                                                                          ---------------------------------
INCOME FROM CONTINUING OPERATIONS                                                               11,019              9,658
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
    Amortization of deferred policy acquisition costs and value of insurance in force              281                297
    Additions to deferred policy acquisition costs                                                (653)              (629)
    Depreciation and amortization                                                                  990              1,938
    Provision for credit losses                                                                  7,305              4,539
    Change in trading account assets                                                           (17,220)           (22,446)
    Change in trading account liabilities                                                       15,156            (10,480)
    Change in federal funds sold and securities borrowed or purchased under agreements
     to resell                                                                                 (22,673)           (32,705)
    Change in federal funds purchased and securities loaned or sold under agreements
     to repurchase                                                                              11,435             44,499
    Change in brokerage receivables net of brokerage payables                                      822              5,453
    Change in insurance policy and claims reserves                                               3,226                882
    Net losses (gains) from sales of investments                                                   325               (362)
    Venture capital activity                                                                       767                752
    Restructuring-related items                                                                    (35)               475
    Other, net                                                                                   1,332             11,606
                                                                                          ---------------------------------
TOTAL ADJUSTMENTS                                                                                1,058              3,819
                                                                                          ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                              12,077             13,477
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Change in deposits at interest with banks                                                        4,033             (1,324)
Change in loans                                                                                (28,030)           (31,259)
Proceeds from sales of loans                                                                    12,920             18,516
Purchases of investments                                                                      (313,596)          (248,817)
Proceeds from sales of investments                                                             246,515            221,248
Proceeds from maturities of investments                                                         51,341             20,752
Other investments, primarily short-term, net                                                     1,986               (250)
Capital expenditures on premises and equipment                                                    (948)            (1,257)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and
 repossessed assets                                                                              1,778              1,608
Business acquisitions                                                                           (2,682)            (7,067)
                                                                                          ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                                 (26,683)           (27,850)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid                                                                                  (2,738)            (2,332)
Issuance of common stock                                                                           333                666
Redemption of preferred stock                                                                     (125)                 -
Issuance of mandatorily redeemable securities of parent trusts                                       -              2,550
Redemption of mandatorily redeemable securities of parent trusts                                  (400)              (345)
Treasury stock acquired                                                                         (4,878)            (2,688)
Stock tendered for payment of withholding taxes                                                   (423)              (429)
Issuance of long-term debt                                                                      30,627             37,473
Payments and redemptions of long-term debt                                                     (42,574)           (22,989)
Change in deposits                                                                              16,302             22,834
Change in short-term borrowings and investment banking and brokerage borrowings                  9,327            (15,055)
Contractholder fund deposits                                                                     6,998              6,521
Contractholder fund withdrawals                                                                 (4,306)            (4,289)
                                                                                          ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                               8,143             21,917
                                                                                          ---------------------------------
Effect of exchange rate changes on cash and cash equivalents                                       (22)              (282)
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
    NET CASH USED IN DISCONTINUED OPERATIONS                                                      (237)                (6)
    PROCEEDS FROM SALE OF STOCK BY SUBSIDIARY                                                    4,093                  -
===========================================================================================================================
CHANGE IN CASH AND DUE FROM BANKS                                                               (2,629)             7,256
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                  18,515             14,621
                                                                                          ---------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $     15,886       $     21,877
===========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                                              $      4,951       $      4,478
Cash paid during the period for interest                                                  $     16,719       $     27,112
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                           $        837       $        458
===========================================================================================================================

See Notes to Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2001 Annual Report and Form 10-K.

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

Net income and earnings per share for the third quarter and first nine months of 2002 and 2001 and the full years 2001, 2000 and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite-lived intangible assets which are no longer amortized are as follows:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,     FULL YEAR  FULL YEAR  FULL YEAR
                                                   --------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS      2002       2001        2002       2001        2001       2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME:
  Reported net income                              $   3,920   $  3,177   $  12,847   $  10,251  $  14,126  $  13,519  $  11,243
  Goodwill amortization(1)                                 -        103           -         323        433        366        266
  Indefinite-lived intangible assets
    amortization                                           -         11           -          33         46         46         43
-----------------------------------------------------------------------------------------------------------------------------------
    Adjusted net income                            $   3,920   $  3,291   $  12,847   $  10,607  $  14,605  $  13,931  $  11,552
-----------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
 Reported basic earnings per share                 $    0.77   $   0.62   $    2.52   $    2.03  $    2.79  $    2.69  $    2.23
 Goodwill amortization(1)                                  -       0.02           -        0.06       0.08       0.08       0.05
 Indefinite-lived intangible assets
  amortization                                             -          -           -        0.01       0.01       0.01       0.01
-----------------------------------------------------------------------------------------------------------------------------------
  Adjusted basic earnings per share                $    0.77   $   0.64   $    2.52   $    2.10  $    2.88  $    2.78  $    2.29
-----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
  Reported diluted earnings per share              $    0.76   $   0.61   $    2.47   $    1.98  $    2.72  $    2.62  $    2.17
  Goodwill amortization(1)                                 -       0.02           -        0.06       0.08       0.07       0.05
  Indefinite-lived intangible assets
   amortization                                            -          -           -        0.01       0.02       0.01       0.01
-----------------------------------------------------------------------------------------------------------------------------------
  Adjusted diluted earnings per share              $    0.76   $   0.63   $    2.47   $    2.05  $    2.82  $    2.70  $    2.23
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes goodwill amortization related to discontinued operations of approximately $20 million, $60 million, $80 million, $80 million, and $45 million in the third quarter and first nine months of 2001 and the full years 2001, 2000 and 1999, respectively. The goodwill amortization related to discontinued operations represents less than $0.01 per share for the third quarter of 2001 and $0.01, $0.02, $0.02 and $0.01 per share for the first nine months of 2001 and the full years 2001, 2000 and 1999, respectively, on a basic and diluted basis.

During the first nine months of 2002, no goodwill was impaired or written off. The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Global Investment Management segment.

The changes in goodwill during the first nine months of 2002 were as follows:

                                                                     GLOBAL
                                                                  CORPORATE AND      GLOBAL
                                                     GLOBAL         INVESTMENT     INVESTMENT     DISCONTINUED
IN MILLIONS OF DOLLARS                              CONSUMER          BANK         MANAGEMENT     OPERATIONS(1)        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                          $ 13,267        $ 5,737          $ 2,283         $ 2,574          $ 23,861
Goodwill acquired during the period                      115              -            1,070               -             1,185
Other(2)                                                 406            129              (51)             74               558
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                            $ 13,788        $ 5,866          $ 3,302         $ 2,648          $ 25,604
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations(1)                                 -              -                -          (2,648)           (2,648)
Other(2)                                                (225)           (95)             (77)              -              (397)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                       $ 13,563        $ 5,771          $ 3,225         $     -          $ 22,559
================================================================================================================================

(1) Discontinued operations represents the Company's property and casualty insurance business. See Note 4 to Unaudited Consolidated Financial Statements.
(2) Other changes in goodwill include foreign exchange effects on non-dollar denominated goodwill, purchase accounting adjustments and certain other reclassifications.

At September 30, 2002, $1.230 billion of the Company's acquired intangible assets, including $760 million of asset management and administration contracts, $425 million of trade names and $45 million of other intangible assets, were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                      SEPTEMBER 30, 2002                              December 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                      GROSS CARRYING    ACCUMULATED    NET CARRYING  Gross Carrying   Accumulated    Net Carrying
IN MILLIONS OF DOLLARS                    AMOUNT       AMORTIZATION       AMOUNT         Amount       Amortization      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships   $        4,053   $      1,370    $      2,683  $        4,084   $      1,136   $      2,948
Mortgage servicing rights                      1,819            903             916           2,248          1,075          1,173
Core deposit intangibles                         931             98             833             975             38            937
Other customer relationships                     980            279             701           1,176            249            927
Present value of future profits                  614            429             185             587            410            177
Other(1)                                       1,422            194           1,228           3,782            941          2,841
                                      ---------------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS    $        9,819   $      3,273    $      6,546  $       12,852   $      3,849   $      9,003

Indefinite-lived intangible assets                                            1,230                                             -
                                      ---------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                                $      7,776                                  $      9,003
===================================================================================================================================

(1)  Primarily contract-related intangible assets.

The intangible assets recorded during the first nine months of 2002 and their respective amortization periods were as follows:

                                                                     NINE MONTHS ENDED               WEIGHTED-AVERAGE
IN MILLIONS OF DOLLARS                                              SEPTEMBER 30, 2002         AMORTIZATION PERIOD IN YEARS
------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                           $              520                    15
Present value of future profits(1)                                                  35                    22
Other customer relationships                                                       210                     9
                                                                    ------------------
Total intangible assets recorded during the period(2)               $              765
==============================================================================================================================

(1) Present value of future profits acquired during the nine months of 2002 will be amortized on an accelerated basis over 22 years.
(2) There was no significant residual value estimated for the intangible assets recorded during the first nine months of 2002.

Intangible assets amortization expense was $210 million and $227 million for the three months ended September 30, 2002 and 2001, respectively, and $620 million and $652 million for the nine months ended September 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $200 million for the remainder of 2002, $780 million in 2003, $730 million in 2004, $690 million in 2005, $630 million in 2006, and $590 million in 2007.

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

3.   BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

On November 6, 2002, Citigroup completed its acquisition of Golden State Bancorp (Golden State) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares for all of the outstanding shares of Golden State. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date of the terms of the acquisition were agreed to and announced.

Golden State was the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of September 30, 2002, it had $25 billion in deposits, $51 billion in assets and 354 branches in California and Nevada.

4.   DISCONTINUED OPERATIONS

Travelers Property Casualty Corp. (TPC) (an indirect wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (IPO) on March 27, 2002. Citigroup recognized an after-tax gain of $1.061 billion in the 2002 first quarter as a result of the IPO. The after-tax gain was increased by $97 million in the 2002 third quarter due to the receipt of a private letter ruling from the Internal Revenue Service and the resolution of certain tax matters related to the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. A portion of the IPO gain was deferred to offset any payments arising in connection with this agreement. On October 16, 2002 notice was given that $159 million will be payable in the 2002 fourth quarter, pursuant to this agreement. Prior to the IPO, TPC paid dividends to Citigroup in the form of notes in the aggregate amount of $5.095 billion.

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $6.9 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and are classified as available-for-sale within Investments on the Unaudited Consolidated Statement of Financial Position at September 30, 2002.

Following the August 20, 2002 distribution, the results of TPC are reported in the Company's Unaudited Consolidated Statements of Income and Cash Flows separately as discontinued operations for all periods presented. In accordance with GAAP, the Unaudited

Statement of Consolidated Financial Position and related notes have not been restated. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business. Minority interest was recognized on the IPO portion beginning on April 1, 2002 through the date of the distribution and is reflected in income (loss) from discontinued operations in the Unaudited Consolidated Statement of Income.

Summarized financial information for discontinued operations is as follows:

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ----------------------------------------
IN MILLIONS OF DOLLARS                               2002      2001      2002       2001
-------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE            $  1,756   $ 3,189   $ 8,233   $ 9,553
                                                   ----------------------------------------

Income (loss) from discontinued operations              151      (151)      965       973
Gain on sale of stock by subsidiary                       -         -     1,270         -
Provision (benefit) for income taxes                    (63)      (93)      360       222
                                                   ----------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET    $    214   $   (58)  $ 1,875   $   751
===========================================================================================

                                                                                 DECEMBER 31,
IN MILLIONS OF DOLLARS                                                              2001
----------------------------------------------------------------------------------------------
Total assets                                                                     $     55,954
Total liabilities                                                                      45,268
                                                                                 -------------
NET ASSETS OF DISCONTINUED OPERATIONS                                            $     10,686
==============================================================================================

The following is a summary of the assets and liabilities of discontinued operations as of August 20, 2002, the date of the distribution:

                                                                                   AUGUST 20,
IN MILLIONS OF DOLLARS                                                                2002
----------------------------------------------------------------------------------------------
Cash                                                                               $      252
Investments                                                                            33,984
Trading account assets                                                                    321
Loans                                                                                     261
Reinsurance recoverables                                                               10,940
Other assets                                                                           14,242
                                                                                   -----------
TOTAL ASSETS                                                                       $   60,000
                                                                                   ===========
Long-term debt                                                                     $    2,797
Insurance policy and claim reserves                                                    36,216
Other liabilities                                                                      11,831
Mandatorily redeemable securities of subsidiary trusts                                    900
                                                                                   -----------
TOTAL LIABILITIES                                                                  $   51,744
==============================================================================================

5.   BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's continuing operations by industry segments:

                                                                                                            INCOME (LOSS)
                                                                                                           FROM CONTINUING
                                                                                                          OPERATIONS BEFORE
                                                                                                          CUMULATIVE EFFECT
                                                               TOTAL REVENUES, NET  PROVISION (BENEFIT)     OF ACCOUNTING
                                                               OF INTEREST EXPENSE   FOR INCOME TAXES       CHANGES(1)(2)
                                                               --------------------------------------------------------------
                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE ASSETS IN BILLIONS   2002      2001(3)      2002    2001(3)    2002     2001(3)
-----------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                $  9,530  $   8,549    $ 1,219  $  1,071   $ 2,237   $ 1,889
Global Corporate and Investment Bank                              6,245      6,114        652       726     1,214     1,289
Global Investment Management                                      2,003      1,884        193       189       436       372
Proprietary Investment Activities                                  (271)      (262)      (104)     (103)     (237)     (185)
Corporate/Other                                                     137        (87)       (62)     (112)       56      (130)
                                                               --------------------------------------------------------------
TOTAL                                                          $ 17,644  $  16,198    $ 1,898  $  1,771   $ 3,706   $ 3,235
=============================================================================================================================

                                                                IDENTIFIABLE ASSETS
                                                               ---------------------
                                                               SEPT. 30,  Dec. 31,
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE ASSETS IN BILLIONS   2002    2001(3)(4)
------------------------------------------------------------------------------------
Global Consumer                                                $   331   $      329
Global Corporate and Investment Bank                               570          542
Global Investment Management                                       106          103
Proprietary Investment Activities                                    9            9
Corporate/Other                                                     16           12
                                                               ---------------------
TOTAL                                                          $ 1,032   $      995
====================================================================================

                                                                                         INCOME (LOSS)
                                                                                        FROM CONTINUING
                                                                                       OPERATIONS BEFORE
                                                                                       CUMULATIVE EFFECT
                                            TOTAL REVENUES, NET   PROVISION (BENEFIT)    OF ACCOUNTING
                                            OF INTEREST EXPENSE    FOR INCOME TAXES       CHANGES(1)(2)
                                            -------------------------------------------------=-----------
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------
IN MILLIONS OF DOLLARS                         2002     2001(3)    2002     2001(3)      2002    2001(3)
---------------------------------------------------------------------------------------------------------
Global Consumer                             $ 27,269   $ 23,685  $  3,270  $   2,821   $  6,068  $ 4,935
Global Corporate and Investment Bank          19,956     20,206     2,099      2,241      3,941    4,021
Global Investment Management                   6,112      5,843       631        634      1,373    1,178
Proprietary Investment Activities               (408)        90      (172)       (13)      (376)      29
Corporate/Other                                  506       (324)      (34)      (277)        13     (505)
                                            -------------------------------------------------------------
TOTAL                                       $ 53,435   $ 49,500  $  5,794  $   5,406   $ 11,019  $ 9,658
=========================================================================================================

(1) Results in the 2002 third quarter and nine-month periods reflect after-tax restructuring-related credits (charges) in Global Consumer of $15 million and $25 million, in Global Corporate and Investment Bank of $11 million and $7 million, in Global Investment Management of $1 million and ($9) million, respectively, and in Corporate/Other $1 million in the nine-month period. The 2001 third quarter and nine-month results reflect after-tax restructuring-related credits (charges) in Global Consumer of ($73) million and ($143) million, in Global Corporate and Investment Bank of ($6) million and ($140) million, in Global Investment Management of ($8) million and ($15) million, and in Corporate/Other of $3 million and $3 million, respectively.
(2) Results in the 2002 third quarter and nine-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.1 billion and $5.9 billion, in Global Corporate and Investment Bank of $798 million and $1.9 billion, in Global Investment Management of $703 million and $2.1 billion, in Proprietary Investment Activities of $9 million and $9 million, and in Corporate/Other of $4 million and ($22) million, respectively. The 2001 third quarter and nine-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.6 billion and $4.3 billion, in Global Corporate and Investment Bank of $217 million and $782 million, in Global Investment Management of $613 million and $1.9 billion, respectively, and in Corporate/Other of $2 million in the third quarter.
(3)  Reclassified to conform to the current period's presentation.
(4) Identifiable assets related to discontinued operations totaled $56 billion at December 31, 2001. See Note 4 to Unaudited Consolidated Financial Statements.

6.   INVESTMENTS

                                                               SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                             2002              2001
-----------------------------------------------------------------------------------------------
Fixed maturities, primarily available-for-sale at fair value   $     127,747     $    139,344
Equity securities, primarily at fair value                             6,915            7,577
Venture capital, at fair value(1)                                      3,549            4,316
Short-term and other                                                   3,848            9,600
                                                               --------------------------------
                                                               $     142,059     $    160,837
===============================================================================================

(1) For the nine months ended September 30, 2002, net losses on investments held by venture capital subsidiaries totaled $201 million, of which $408 million and $801 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 2001, net losses on investments held by venture capital subsidiaries totaled $226 million, of which $538 million and $847 million represented gross unrealized gains and losses, respectively.

The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2002 and December 31, 2001 were as follows:

                                                                  SEPTEMBER 30, 2002                       December 31, 2001(1)
                                                 --------------------------------------------------------------------------------
                                                                 GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED       FAIR        Amortized       Fair
IN MILLIONS OF DOLLARS                             COST          GAINS        LOSSES         VALUE         Cost          Value
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(2)    $      80    $       -     $        -    $       80     $      26    $       26
                                                 ---------------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies           $  25,900    $     909     $       10    $   26,799     $  28,614    $   28,802
U.S. Treasury and Federal agencies                  13,304          366              7        13,663         6,136         6,113
State and municipal                                  6,534          606              2         7,138        16,712        17,001
Foreign government                                  41,468          188            339        41,317        44,942        45,129
U.S. corporate                                      26,590        1,036          1,145        26,481        30,097        30,349
Other debt securities                               11,912          564            207        12,269        11,516        11,924
                                                 ---------------------------------------------------------------------------------
                                                   125,708        3,669          1,710       127,667       138,017       139,318
                                                 ---------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                           $ 125,788    $   3,669     $    1,710    $  127,747     $ 138,043    $  139,344
==================================================================================================================================
EQUITY SECURITIES(3)                             $   6,720    $     445     $      250    $    6,915     $   7,401    $    7,577
==================================================================================================================================

(1) At December 31, 2001, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $3.004 billion and $1.527 billion, respectively.
(2)  Recorded at amortized cost.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

7.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                         SEPTEMBER 30,   December 31,
IN MILLIONS OF DOLLARS                                       2002            2001
--------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities              $      38,726   $     46,218
State and municipal securities                                   5,018          4,517
Foreign government securities                                   21,682         12,450
Corporate and other debt securities                             29,250         21,318
Derivative and other contractual commitments(1)                 36,116         29,762
Equity securities                                               14,051         15,619
Mortgage loans and collateralized mortgage securities            7,737          6,869
Other                                                            9,223          8,151
                                                         -----------------------------
                                                         $     161,803   $    144,904
======================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                       $      56,383   $     51,815
Derivative and other contractual commitments(1)                 39,316         28,728
                                                         -----------------------------
                                                         $      95,699   $     80,543
======================================================================================

(1)  Net of master netting agreements and securitization.

8.   DEBT

Investment banking and brokerage borrowings consisted of the following:

                                                    SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                  2002             2001(1)
------------------------------------------------------------------------------------
Commercial paper                                    $      16,473     $     13,858
Bank borrowings                                               818              565
Other                                                       2,660            2,057
                                                    --------------------------------
                                                    $      19,951     $     16,480
====================================================================================

(1)  Reclassified to conform to the current period's presentation.

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                                   SEPTEMBER 30,     December 31,
IN MILLIONS OF DOLLARS                                  2002            2001
-----------------------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                                  $         231   $         481
   Citicorp                                               16,397          12,215
                                                   --------------------------------
                                                          16,628          12,696
OTHER SHORT-TERM BORROWINGS                               11,363          11,765
                                                   --------------------------------
                                                   $      27,991   $      24,461
===================================================================================

Long-term debt, including its current portion, consisted of the following:

                                                     SEPTEMBER 30,    December 31,
IN MILLIONS OF DOLLARS                                   2002            2001
------------------------------------------------------------------------------------
Citigroup Inc.                                       $      40,560   $      34,794
Citicorp                                                    43,034          59,628
Salomon Smith Barney Holdings Inc.                          26,064          26,813
Travelers Insurance Group Holdings Inc.                          -             380
Travelers Property Casualty Corp.                                -              16
Travelers Insurance Company                                     14               -
                                                     -------------------------------
                                                     $     109,672   $     121,631
====================================================================================

9.   RESTRUCTURING-RELATED ITEMS

                                        RESTRUCTURING INITIATIVES
                                ------------------------------------------
IN MILLIONS OF DOLLARS            2002      2001       2000       Total
--------------------------------------------------------------------------
Restructuring Charges           $    42    $   448    $   579    $ 1,069
Acquisitions(1)                       -        112         23        135
Utilization(2)                      (20)      (456)      (549)    (1,025)
Changes in estimates                  -        (45)       (53)       (98)
--------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002   $    22    $    59    $     -    $    81
==========================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

During the first quarter of 2002, Citigroup recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate and Investment Bank operations in Argentina. Through September 30, 2002, utilization of this reserve included $20 million of severance and other costs which were paid in cash. Utilization of this reserve in the 2002 third quarter and nine months was $16 million and $20 million, respectively.

During 2001, Citigroup recorded restructuring charges of $448 million. Of the $448 million, $319 million related to the downsizing of certain functions in the Global Corporate and Investment Bank and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be substantially implemented this year. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

The $423 million related to employee severance reflects the cost of eliminating approximately 12,500 positions, including 4,200 in Citigroup's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 3,400 in the Global Corporate and Investment Bank business related to other restructuring initiatives. Approximately 3,200 of these positions are in the United States.

Through September 30, 2002, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $391 million of severance and other costs (of which $316 million of employee severance and $28 million of leasehold and other exit costs have been paid in cash and $47 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 third quarter and first nine months was $53 million and $104 million, respectively. Through September 30, 2002, approximately 12,650 gross staff positions have been eliminated under these programs, including approximately

1,750 in the 2002 third quarter and 4,050 in the first nine months of 2002.

During 2000, Citigroup recorded restructuring charges of $579 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $579 million charge, $474 million related to the acquisition of Associates and included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by federal bank regulations, and the consolidation and integration of corporate, middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the Unites States and the downsizing and consolidation of certain back office functions in the United States. Approximately $440 million of the $579 million charge related to operations in the United States.

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

The 2000 restructuring reserve was fully utilized at September 30, 2002, including $184 million of asset impairment charges and $365 million of severance and other exit costs (of which $189 million of employee severance and $130 million of leasehold and other exit costs have been paid in cash and $46 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 third quarter and first nine months was $10 million and $63 million, respectively. Through September 30, 2002, approximately 6,550 staff positions have been eliminated under these programs including approximately 150 in the 2002 third quarter and 1,100 in the first nine months of 2002.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $9 million were recognized in the first nine months of 2002, and $5 million and $49 million were recognized in the third quarter and the first nine months of 2001, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the third quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $21 million and a reduction of reserves for prior restructuring initiatives of $20 million. Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million, a reduction of the reserve for 2000 restructuring initiatives of $24 million and a reduction of reserves for prior restructuring initiatives of $13 million. Changes in estimates during 2001 resulted in a reduction of the reserve for 2001 restructuring initiatives of $18 million during the third quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

Restructuring-related charges of $2 million recorded during the first nine months of 2002 and $1 million and $4 million recorded during the third quarter and first nine months of 2001, respectively, related to discontinued operations. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

Additional information about restructuring-related items, including the business segments affected, may be found in Citigroup's 2001 Annual Report and Form 10-K.

10.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the nine-month period ended September 30, 2002 are as follows:

                                                                                                                ACCUMULATED
                                                             NET UNREALIZED         FOREIGN                    OTHER CHANGES
                                                                GAINS ON            CURRENCY                   IN EQUITY FROM
                                                               INVESTMENT          TRANSLATION    CASH FLOW       NONOWNER
IN MILLIONS OF DOLLARS                                         SECURITIES          ADJUSTMENT       HEDGES         SOURCES
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                  $           852        $    (1,864)   $     168    $         (844)
Unrealized losses on investment securities, after-tax(1)               (588)                 -            -              (588)
Foreign currency translation adjustment, after-tax(2)                     -               (403)           -              (403)
Cash flow hedges, after-tax                                               -                  -           65                65
-------------------------------------------------------------------------------------------------------------------------------
Change                                                                 (588)              (403)          65              (926)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                                 264             (2,267)         233            (1,770)
Unrealized gains on investment securities, after-tax (3)                477                  -            -               477
Foreign currency translation adjustment, after-tax (4)                    -               (848)           -              (848)
Cash flow hedges, after-tax                                               -                  -          415               415
-------------------------------------------------------------------------------------------------------------------------------
Change                                                                  477               (848)         415                44
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                                                  741             (3,115)         648            (1,726)
Unrealized gains on investment securities, after-tax (5)                583                  -            -               583
Foreign currency translation adjustment, after-tax (6)                    -               (393)           -              (393)
Cash flow hedges, after-tax                                               -                  -          441               441
-------------------------------------------------------------------------------------------------------------------------------
Current period change                                                   583               (393)         441               631
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                                 $         1,324        $    (3,508)   $   1,089    $       (1,095)
===============================================================================================================================

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.
(2) Includes the $512 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continue, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.
(3) Primarily reflects the impact of a declining interest rate yield curve on fixed-income securities.
(4) Primarily reflects the decline in the Mexican peso against the U.S. dollar, and includes the $77 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent.
(5) Primarily reflects the impact of the distribution of TPC, realized losses resulting from the sale of securities and a declining interest-rate yield curve on fixed-income securities.
(6)  Primarily reflects the decline in the Mexican peso against the U.S. dollar.

11.  DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the three and nine months ended September 30, 2002 and 2001:

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                    -------------------------------------------------
IN MILLIONS OF DOLLARS                                                2002        2001          2002         2001
---------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                          $   17      $   (12)      $   111      $   125
Net gain (loss) excluded from assessment of effectiveness                 90           (4)           89           67
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                              (1)          10            20           16
Amount excluded from assessment of effectiveness                           -            -             -            -
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency
  translation adjustment within accumulated other
  changes in equity from nonowner sources                                245           50          (906)         284
---------------------------------------------------------------------------------------------------------------------

The accumulated other changes in equity from nonowner sources from cash flow hedges for the nine months ended September 30, 2002 and 2001 can be summarized as follows (after-tax):

IN MILLIONS OF DOLLARS                                                                          2002         2001
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1,(1)                                                                      $   168       $  (3)
Net gain (loss) from cash flow hedges                                                             164         (22)
Net amounts reclassified to earnings                                                              (99)        (27)
                                                                                             -----------------------
BALANCE AT MARCH 31,                                                                          $   233       $ (52)
Net gain (loss) from cash flow hedges                                                             555          36
Net amounts reclassified to earnings                                                             (140)        (26)
                                                                                             -----------------------
BALANCE AT JUNE 30,                                                                           $   648       $ (42)
Net gain from cash flow hedges                                                                    605         104
Net amounts reclassified to earnings                                                             (164)        (24)
                                                                                             -----------------------
BALANCE AT SEPTEMBER 30,                                                                      $ 1,089       $  38
--------------------------------------------------------------------------------------------------------------------

(1) Balance at January 1, 2001 results from the cumulative effect of the accounting change for cash-flow hedges.

12.  EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001:

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                    -------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 2002        2001          2002         2001
---------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           $   3,706   $   3,235    $   11,019   $    9,658
Discontinued operations                                                   214         (58)        1,875          751
Cumulative effect of accounting changes                                     -           -           (47)        (158)
Preferred dividends                                                       (21)        (28)          (63)         (84)
                                                                    -------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                   3,899       3,149        12,784       10,167
Effect of dilutive securities                                               -           -             -            -
                                                                    -------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS             $   3,899   $   3,149    $   12,784   $   10,167
=====================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC EPS                                             5,036.6     5,060.8       5,081.3      5,008.4
Effect of dilutive securities:
   Options                                                               32.5        74.4          50.1         85.6
   Restricted stock                                                      40.2        32.7          36.2         31.2
   Convertible securities                                                 1.2         1.1           1.1          1.1
                                                                    -------------------------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO DILUTED EPS                                           5,110.5     5,169.0       5,168.7      5,126.3
=====================================================================================================================
BASIC EARNINGS PER SHARE
Income from continuing operations before
  cumulative effect of accounting changes                           $    0.73   $    0.63    $     2.16   $     1.91
Discontinued operations                                                  0.04       (0.01)         0.37         0.15
Cumulative effect of accounting changes                                     -           -         (0.01)       (0.03)
                                                                    -------------------------------------------------
NET INCOME                                                          $    0.77   $    0.62    $     2.52   $     2.03
=====================================================================================================================
DILUTED EARNINGS PER SHARE
Income from continuing operations before
  cumulative effect of accounting changes                           $    0.72   $    0.62    $     2.12   $     1.87
Discontinued operations                                                  0.04       (0.01)         0.36         0.14
Cumulative effect of accounting changes                                     -           -         (0.01)       (0.03)
                                                                    -------------------------------------------------
NET INCOME                                                          $    0.76   $    0.61    $     2.47   $     1.98
=====================================================================================================================

13.  SECURITIZATIONS

ACCOUNTING POLICIES

Citigroup securitizes, sells and services various consumer and commercial loans. Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts and servicing rights. The Company retains a seller's interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Other retained interests are primarily recorded as investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. The Company values its securitized retained interests at fair value using either financial models, quoted market prices or sales of similar assets. Where quoted market prices are generally not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including payment speeds, credit losses and discount rates. Gains are recognized at the time of securitization and are reported in other income.

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

SECURITIZATION ACTIVITIES

Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, home equity loans, auto loans and student loans.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2002 and 2001:

                                                THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                SEPTEMBER 30, 2002                  SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                 CREDIT CARDS   MORTGAGES   OTHER(1)   CREDIT CARDS   MORTGAGES   OTHER(1)
-----------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations        $  1.3        $ 10.9      $ 2.0       $  5.8         $ 7.0       $ 1.8
Proceeds from collections reinvested
  in new receivables                       32.7             -          -         32.6             -           -
Servicing fees received                     0.3           0.2          -          0.3           0.1           -
Cash flows received on retained
  Interests and other net cash flows        1.0           0.1          -          0.9             -           -
=================================================================================================================

                                                NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30, 2002                  SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                 CREDIT CARDS   MORTGAGES   OTHER(1)   CREDIT CARDS   MORTGAGES   OTHER(1)
-----------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations        $  6.9        $ 24.8      $ 7.9       $ 17.6        $ 18.9       $ 5.6
Proceeds from collections reinvested
  in new receivables                       99.7             -          -         96.5             -           -
Servicing fees received                     0.9           0.4          -          0.9           0.2           -
Cash flows received on retained
  Interests and other net cash flows        2.9           0.2        0.1          2.7           0.1         0.1
=================================================================================================================

(1) Other includes corporate debt securities, auto loans, student loans and other assets.

The Company recognized gains on securitizations of mortgages of $80 million and $60 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $143 million and $155 million for the nine-month periods ended September 30, 2002 and 2001, respectively. In the third quarter of 2002 the Company recorded gains of $239 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the first six months of 2002 were $40 million.

Key assumptions used for credit cards, mortgages and other assets during the nine months ended September 30, 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                                                      CREDIT CARDS    MORTGAGES AND OTHER(1)
-------------------------------------------------------------------------------------------------------------
Discount rate                                                                 10.0%             5.0% TO 25.0%
Constant prepayment rate                                                      17.5%             3.0% TO 40.0%
Anticipated net credit losses                                                  5.6%            0.03% TO 75.0%
=============================================================================================================

(1)  Other includes student loans.

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

At September 30, 2002, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

                                                                                CONSTANT            ANTICIPATED NET
KEY ASSUMPTIONS AT SEPTEMBER 30, 2002:             DISCOUNT RATE            PREPAYMENT RATE          CREDIT LOSSES
-------------------------------------------------------------------------------------------------------------------
Mortgages                                           5.0% to 25.0%               14.0% to 40%          0.04% to 75.0%
Credit cards                                                10.0%                      17.5%                    5.6%
Auto loans                                                  11.0%             16.0% to 20.6%           8.4% to 15.8%
Manufactured housing loans                                  12.8%                      10.5%                   13.9%
-------------------------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS

                                                                                                           September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
Carrying value of retained interests                                                                                 $ 3,783
----------------------------------------------------------------------------------------------------------------------------
Discount rate
+10%                                                                                                                 $   (96)
+20%                                                                                                                 $  (182)
----------------------------------------------------------------------------------------------------------------------------
Constant prepayment rate
+10%                                                                                                                 $  (203)
+20%                                                                                                                 $  (368)
----------------------------------------------------------------------------------------------------------------------------
Anticipated net credit losses
+10%                                                                                                                 $  (121)
+20%                                                                                                                 $  (237)
============================================================================================================================

MANAGED LOANS

For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at September 30, 2002 and December 31, 2001, and credit losses, net of recoveries, for the three and nine-month periods ended September 30, 2002 and 2001.

                                                                     SEPTEMBER 30, 2002        DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                  CREDIT CARD               CREDIT CARD
MANAGED LOANS                                                     RECEIVABLES     OTHER(1)  RECEIVABLES     OTHER(1)
---------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS
Principal amounts, at period end:
Total managed                                                       $ 110.8       $  31.2     $ 108.7       $  20.9
Securitized amounts                                                   (64.6)            -       (67.0)            -
---------------------------------------------------------------------------------------------------------------------
On-balance sheet(2)                                                 $  46.2       $  31.2     $  41.7       $  20.9
---------------------------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS
---------------------------------------------------------------------------------------------------------------------
Delinquencies, at period end:
Total managed                                                       $ 2,066       $ 1,091     $ 2,141       $ 1,112
Securitized amounts                                                  (1,104)            -      (1,268)           (4)
---------------------------------------------------------------------------------------------------------------------
On-balance sheet(2)                                                 $   962       $ 1,091     $   873       $ 1,108
---------------------------------------------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                  -------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                      2002                   2001                   2002                   2001
-----------------------------------------------------------------------------------------------------------------------------
                                  CREDIT CARD            CREDIT CARD            CREDIT CARD            CREDIT CARD
                                  RECEIVABLES  OTHER(1)  RECEIVABLES  OTHER(1)  RECEIVABLES  OTHER(1)  RECEIVABLES  OTHER(1)
-----------------------------------------------------------------------------------------------------------------------------
Credit losses,
 net of recoveries:
Total managed                       $ 1,601     $ 104      $ 1,433     $ 159      $ 4,965     $ 328      $ 4,034     $ 458
Securitized amounts                    (874)        -         (790)      (22)      (2,798)        -       (2,270)      (70)
-----------------------------------------------------------------------------------------------------------------------------
On-balance sheet(1)                 $   727     $ 104      $   643     $ 137      $ 2,167     $ 328      $ 1,764     $ 388
=============================================================================================================================

(1)  Includes home equity loans and auto loans.
(2)  Includes loans held-for-sale.

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $916 million, $1.173 billion and $991 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
IN MILLIONS OF DOLLARS                                                    SEPTEMBER 30,           SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
                                                                       2002        2001        2002        2001
                                                                    ----------------------------------------------
BALANCE, BEGINNING OF PERIOD                                         $ 1,381      $ 1,092     $ 1,173     $ 1,069
Originations                                                              95          126         330         293
Purchases                                                                  -            -         190           -
Amortization                                                             (45)         (55)       (130)       (137)
Gain (loss) on change in MSR value                                         2         (158)         26         (83)
Provision for impairment                                                (518)         (19)       (681)       (132)
Other                                                                      1            5           8         (19)
                                                                    ----------------------------------------------
BALANCE, END OF PERIOD                                               $   916      $   991     $   916     $   991
==================================================================================================================

The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
IN MILLIONS OF DOLLARS                                                    SEPTEMBER 30,           SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
                                                                      2002         2001        2002       2001
                                                                    ---------------------------------------------
BALANCE, BEGINNING OF PERIOD                                         $  316       $  132      $  153      $  19
Provision for impairment(1)                                             518           19         681        132
                                                                    ---------------------------------------------
BALANCE, END OF PERIOD                                               $  834       $  151      $  834      $ 151
=================================================================================================================

(1) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

14.  CONTINGENCIES

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                SEPT. 30,    June 30,      Mar. 31,     Dec. 31,    Sept. 30,
IN MILLIONS OF DOLLARS                            2002        2002(1)       2002(1)     2001(1)      2001(1)
--------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
Collateral dependent (at lower of cost
 or collateral value)(2)                         $   473     $    485      $    493     $    699     $   699
Other                                              4,352        4,088         3,502        2,834        2,404
                                                 -------------------------------------------------------------
TOTAL                                            $ 4,825     $  4,573      $  3,995     $  3,533     $  3,103
==============================================================================================================
CORPORATE CASH-BASIS LOANS
In U.S. offices                                  $ 1,640     $  1,465      $  1,468     $  1,315     $  1,089
In offices outside the U.S.                        3,185        3,108         2,527        2,218        2,014
                                                 -------------------------------------------------------------
TOTAL                                            $ 4,825     $  4,573      $  3,995     $  3,533     $  3,103
==============================================================================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                                  $   202     $    248      $    219     $    206     $    226
In offices outside the U.S.                           65           69           116          130          143
                                                 -------------------------------------------------------------
TOTAL                                            $   267     $    317      $    335     $    336     $    369
==============================================================================================================
CONSUMER LOANS ON WHICH
  ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                  $ 2,268     $  2,396      $  2,428     $  2,501     $  2,630
In offices outside the U.S.                        2,787        2,596         2,619        2,241        2,118
                                                 -------------------------------------------------------------
TOTAL                                            $ 5,055     $  4,992      $  5,047     $  4,742     $  4,748
==============================================================================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT(3)
In U.S. offices                                  $ 2,299     $  2,084      $  2,101     $  1,822     $  1,761
In offices outside the U.S.                          562          718           716          776          832
                                                 -------------------------------------------------------------
TOTAL                                            $ 2,861     $  2,802      $  2,817     $  2,598     $  2,593
==============================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,250 million, $1,257 million, $1,106 million, $920 million, and $980 million are government-guaranteed student loans and mortgages at September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001, and September 30, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                               SEPT. 30,     June 30,      Mar. 31,    Dec. 31,     Sept. 30,
IN MILLIONS OF DOLLARS                           2002         2002(1)       2002(1)     2001(1)      2001(1)
-------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(2)                                      $   473      $   458       $   384      $   393      $   407
Corporate(2)                                         171          259           270          265          301
Other                                                  -            -             -            8            9
                                               --------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                    $   644      $   717       $   654      $   666      $   717
=============================================================================================================
OTHER REPOSSESSED ASSETS(3)                      $   227      $   320       $   381      $   439      $   479
=============================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(3) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                3RD QTR.     2nd Qtr.      1st Qtr.     4th Qtr.     3rd Qtr.
IN MILLIONS OF DOLLARS                            2002         2002          2002         2001         2001
-------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                        $ 10,437     $ 10,520      $ 10,088     $  9,918     $  8,917
                                                -------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,885        1,599         1,878        1,573        1,362
Corporate                                            804          458           681          688          218
                                                -------------------------------------------------------------
                                                   2,689        2,057         2,559        2,261        1,580
                                                -------------------------------------------------------------
GROSS CREDIT LOSSES

CONSUMER
In U.S. offices                                    1,255        1,281         1,281        1,284        1,041
In offices outside the U.S.                          784          660           617          600          549

CORPORATE
In U.S. offices                                      323          429           316          572          303
In offices outside the U.S.                          382          197           241          371           97
                                                -------------------------------------------------------------
                                                   2,744        2,567         2,455        2,827        1,990
                                                -------------------------------------------------------------
CREDIT RECOVERIES

CONSUMER
In U.S. offices                                      149          155           148          144          109
In offices outside the U.S.                          129          104           107          116          102

CORPORATE(1)
In U.S. offices                                       50          114            30           94           78
In offices outside the U.S.                           54           27            42           58           41
                                                -------------------------------------------------------------
                                                     382          400           327          412          330
                                                -------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                    1,379        1,441         1,419        1,618        1,157
In offices outside the U.S.                          983          726           709          797          503
                                                -------------------------------------------------------------
                                                   2,362        2,167         2,128        2,415        1,660
                                                -------------------------------------------------------------
Other  --  net(2)                                    (44)          27             1          324        1,081
                                                -------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                              $ 10,720     $ 10,437      $ 10,520     $ 10,088     $  9,918
=============================================================================================================
Net consumer credit losses                      $  1,761     $  1,682      $  1,643     $  1,624     $  1,379
As a percentage of average consumer loans           2.65%        2.65%         2.71%        2.62%        2.28%
=============================================================================================================
Net corporate credit losses                     $    601     $    485      $    485     $    791     $    281
As a percentage of average commercial loans         1.76%        1.40%         1.42%        2.18%        0.76%
=============================================================================================================

(1) Includes amounts recognized under credit default swaps purchased from third parties.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

ENRON CORP.

In April 2002, Citigroup and, in one case, Salomon Smith Barney Inc. (SSB) were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL.
V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations Act (RICO), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (HUDSON SOFT CO., LTD. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the NEWBY action and stayed pending the Court's decision on the pending motions to dismiss NEWBY.

Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

RESEARCH

Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, previously disclosed by SSB. Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees. These agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

WORLDCOM, INC.

Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (ABOVE PARADISE INVESTMENTS LTD. V. WORLDCOM, INC., ET AL.; MUNICIPAL POLICE EMPLOYEES RETIREMENT SYSTEM OF LOUISIANA V. WORLDCOM, INC., ET AL.), and in the United States District Court for the Southern District of Mississippi (LONGACRE MASTER FUND V. WORLDCOM, INC., ET AL.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

On October 11, 2002, the ABOVE PARADISE and MUNICIPAL POLICE EMPLOYEES lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (IN RE WORLDCOM, INC. SECURITIES LITIGATION). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (EMANUELE v. WORLDCOM, INC., ET AL.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

OTHER

Beginning in July 2002, Citigroup and members of its Board of Directors were named as defendants in shareholder derivative complaints filed in New York Supreme Court, New York County, and the Court of Chancery of the State of Delaware alleging claims for breach of fiduciary duty, negligent breach of fiduciary duty, gross mismanagement, waste of corporate assets and indemnification. In September 2002, the Delaware actions were consolidated under the caption IN RE: CITIGROUP INC. SHAREHOLDERS LITIGATION and a motion to dismiss the action was filed in November 2002. In October 2002, the actions filed in New York Supreme Court were either dismissed without prejudice or withdrawn. Beginning in July 2002, Citigroup and certain officers were also named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in approximately half of the actions, claims for common law fraud.

Additional lawsuits containing similar claims to those described above may be filed in the future.

Item 2.  Changes in Securities and Use of Proceeds.

(c) On September 18, 2002, the Company contributed 16,767,260 shares of common stock of Citigroup Inc. to the Citigroup Pension Plan. The shares of common stock were contributed in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

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

On August 7, 2002, the Company filed a Current Report on Form 8-K, dated August 7, 2002, reporting under Item 9 thereof that, in a communication to employees, Sanford I. Weill had announced that he and Todd S. Thomson had each signed a sworn statement as required under Securities and Exchange Commission Order No. 4-460.

On August 8, 2002, the Company filed a Current Report on Form 8-K, dated August 8, 2002, (a) reporting under Item 9 thereof that each of Sanford I. Weill and Todd S. Thomson had submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460, and
(b) filing as exhibits under Item 7 thereof copies of such statements.

On August 14, 2002, the Company filed a Current Report on Form 8-K, dated August 12, 2002, (a) reporting under Item 5 thereof (i) that Citigroup had issued an Information Statement describing its proposed distribution to the stockholders of Citigroup of shares of capital stock of Travelers Property Casualty Corp. and
(ii) that Citigroup had announced the final number of shares of Travelers Property Casualty Corp. class A common stock and class B common stock to be distributed per share of Citigroup common stock, and (b) filing as exhibits under Item 7 thereof a copy of the Information Statement dated August 14, 2002 and a copy of the press release dated August 12, 2002.

On August 16, 2002, the Company filed a Current Report on Form 8-K, dated August 16, 2002, (a) reporting under Item 5 thereof that Citigroup had revised the final distribution ratio relating to its distribution of shares of class A common stock and class B common stock of Travelers Property Casualty Corp. to holders of Citigroup common stock, and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated August 16, 2002.

On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 20, 2002, (a) reporting under Item 5 thereof that Citigroup had completed its spin-off of Travelers Property Casualty Corp., and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated August 20, 2002.

On August 26, 2002, the Company filed a Current Report on Form 8-K, dated August 19, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated August 19, 2002, and the Form of Note relating to the offer and sale of the Company's 5.625% Subordinated Notes due August 27, 2012.

On September 9, 2002, the Company filed a Current Report on Form 8-K, dated September 8, 2002, (a) reporting under Item 5 thereof that Citigroup (i) had named Charles Prince as Chairman and Chief Executive Officer of the Global Corporate and Investment Bank and (ii) had formed a new Business Practices Committee, and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated September 8, 2002.

No other reports on Form 8-K were filed during the third quarter of 2002;
however,

On October 16, 2002, the Company filed a Current Report on Form 8-K, dated October 15, 2002, reporting under Item 5 thereof the results of its operations for the quarter ended September 30, 2002, and certain other selected financial data.

On October 22, 2002, the Company filed a Current Report on Form 8-K, dated October 16, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 16, 2002, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due October 22, 2004.

On October 31, 2002, the Company filed a Current Report on Form 8-K, dated October 24, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 24, 2002, and the Form of Note relating to the offer and sale of the Company's 5.625% Subordinated Notes due August 27, 2012.

On November 7, 2002, the Company filed a Current Report on Form 8-K, dated November 7, 2002, (a) reporting under Item 5 thereof that Citigroup had completed its acquisition of Golden State Bancorp Inc., and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated November 7, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th of November, 2002.

                                 CITIGROUP INC.
                                  (Registrant)

                       By    /s/ Todd S. Thomson
                             -------------------
                             Todd S. Thomson
                             Chief Financial Officer
                             Principal Financial Officer

                       By    /s/ William P. Hannon
                             -------------------
                             William P. Hannon
                             Controller
                             Principal Accounting Officer

                                 CERTIFICATIONS

     I, Sanford I. Weill, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Citigroup Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/  Sanford I. Weill, Chief Executive Officer
    --------------------------------------------------------------

     I, Todd S. Thomson, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Citigroup Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/ Todd S. Thomson, Chief Financial Officer
    --------------------------------------------------------

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

10.01+ Amendment to the Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (effective as of September 17, 2002).

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